Form 10QSB
period 1995-09-30
COMMUNICATIONS GROUP INC
filed 1995-11-08
CIK 355627

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------
                                  Form 10 - QSB

(Mark One)
  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 1995


  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    EXCHANGE ACT OF 1934
  For the transition period from ___________ to ___________

  Commission file number  0-10560


                            COMMUNICATIONS GROUP INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                               51-0308583
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

           901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484
--------------------------------------------------------------------------------
               (Address of principal executive offices; zip code)

          Issuer's telephone number, including area code (610) 666-1700

                                 Not Applicable
                                 ---------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X   No
                   -----    -----

The number of shares of common stock, par value $.01, outstanding as of
November 1, 1995 was:    5,131,756

                            COMMUNICATIONS GROUP INC.
                           CONSOLIDATED BALANCE SHEET


                                                September 30,     March 31,
                                                    1995            1995
                                                -------------    ----------
                                                 (Unaudited)

                                     ASSETS

Current assets:

  Cash and cash equivalents                        $ 426,770     $  570,310

  Receivables:

    Trade, less allowance for doubtful
      accounts of $52,000 at September 30,
      1995 and $70,000 at March 31, 1995             841,520        681,030

  Inventories                                         15,020         28,560

  Prepaid expenses                                    66,580         40,640
                                                  ----------     ----------
         Total current assets                      1,349,890      1,320,540
                                                  ----------     ----------

Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $378,750 at September 30, 1995 and
  $348,620 at March 31, 1995                         225,020        191,530

Computer software, net of accumulated
  amortization of $1,065,790 at September 30,
  1995 and $972,370 at March 31, 1995                467,800        394,810

Other assets                                          42,590         45,340
                                                  ----------     ----------
                                                  $2,085,300     $1,952,220
                                                  ----------     ----------
                                                  ----------     ----------


                            COMMUNICATIONS GROUP INC.
                           CONSOLIDATED BALANCE SHEET


                                                September 30,     March 31,
                                                    1995            1995
                                                -------------    ----------
                                                 (Unaudited)

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:

 Current portion of long-term debt                $   22,590     $   16,080

 Accounts payable                                    374,500        245,560

 Accrued commissions and other compensation           42,000         34,910

 Other accrued expenses                              413,640        507,380

 Deferred revenue                                    210,670        280,490
                                                  ----------     ----------
         Total current liabilities                 1,063,400      1,084,420
                                                  ----------     ----------
Long-term debt, less current portion                  18,770         17,360
                                                  ----------     ----------

Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01; 10,000,000
   shares authorized; 5,272,006 shares
   issued at September 30, 1995 and
   March 31, 1995                                     52,720         52,720

 Capital in excess of par value                    7,173,480      7,173,480

 Accumulated deficit                              (5,813,470)    (5,969,360)

 Cumulative translation adjustment                    (3,200)        ----
                                                  ----------     ----------

                                                   1,409,530      1,256,840
Less - Treasury stock, 140,250 shares at
       September 30, 1995 and March 31, 1995;
       at cost                                      (406,400)      (406,400)
                                                  ----------     ----------
   Total stockholders' equity                      1,003,130        850,440
                                                  ----------     ----------
                                                  $2,085,300     $1,952,220
                                                  ----------     ----------
                                                  ----------     ----------


                            COMMUNICATIONS GROUP INC
                             STATEMENT OF OPERATIONS


                                   (Unaudited)

                                                      Six Months Ended
                                                        September 30,
                                                  -------------------------
                                                    1995            1994
                                                    ----            ----

Net sales                                         $2,136,380     $1,628,040
                                                  ----------     ----------

Costs and expenses:
 Cost of sales (exclusive of depreciation            945,850        619,740
   and amortization)
 Selling, general and administrative expenses        897,840        812,720
 Depreciation and amortization                       123,550        217,560
 Interest income, net of interest expense of
   $800 and $360 in 1995 and 1994,
   respectively                                       (5,950)        (4,000)
                                                  ----------     ----------
                                                   1,961,290      1,646,020
                                                  ----------     ----------

Income (loss) before income taxes                    175,090        (17,980)

Income tax provision                                  19,200         ----
                                                  ----------     ----------
        Net income (loss)                         $  155,890     $  (17,980)
                                                  ----------     ----------
                                                  ----------     ----------

Net income (loss) per common share                $     0.03     $     0.00
                                                  ----------     ----------
                                                  ----------     ----------

Weighted average common shares outstanding         5,131,756      5,121,756
                                                  ----------     ----------
                                                  ----------     ----------


                            COMMUNICATIONS GROUP INC
                             STATEMENT OF OPERATIONS


                                   (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                  -------------------------
                                                    1995            1994
                                                    ----            ----

Net sales                                         $1,103,200     $  826,870
                                                  ----------     ----------

Costs and expenses:
 Cost of sales (exclusive of depreciation            485,070        292,430
   and amortization)
 Selling, general and administrative expenses        444,330        399,070
 Depreciation and amortization                        63,470        108,060
 Interest income, net of interest expense of
   $400 and $170 in 1995 and 1994,
   respectively                                       (4,530)        (2,130)
                                                  ----------     ----------
                                                     988,340        797,430
                                                  ----------     ----------

Income before income taxes                           114,860         29,440

Income tax provision                                  13,740         ----
                                                  ----------     ----------
        Net income                                $  101,120     $   29,440
                                                  ----------     ----------
                                                  ----------     ----------

Net income per common share                       $     0.02     $     0.01
                                                  ----------     ----------
                                                  ----------     ----------

Weighted average common shares outstanding         5,131,756      5,121,756
                                                  ----------     ----------
                                                  ----------     ----------


                            COMMUNICATIONS GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                   (Unaudited)

                                                      Six Months Ended
                                                        September 30,
                                                  -------------------------
                                                    1995            1994
                                                    ----            ----

Cash Provided By (Used In):
  Operating activities:
    Net Income (Loss)                             $  155,890     $  (17,980)
                                                  ----------     ----------
      Adjustments to reconcile net income
       (loss) to cash provided by (used in)
       operations:
        Depreciation and amortization                123,550        217,560
        Provision for doubtful accounts              (18,000)        (5,000)
      Changes in Operating Working Capital:
        Increase in receivables, trade              (142,490)       (33,420)
        Decrease (increase) in inventories            13,540        (14,980)
        Increase in prepaid expenses                 (25,940)       (24,870)
        Increase in accounts payable                 128,940         17,130
        (Decrease) increase in accrued
         commissions and other compensation            7,090        (44,820)
        Decrease in other accrued expenses           (93,740)       (80,450)
        Decrease in deferred revenue                 (69,820)       (41,570)
                                                  ----------     ----------
      Total adjustments                              (76,870)       (10,420)
                                                  ----------     ----------
            Total operating activities                79,020        (28,400)
                                                  ----------     ----------
    Investing Activities:
      Decrease (increase) in other assets              2,750           (460)
      Additions to equipment and leasehold
       improvements                                  (63,620)       (25,270)
      Additions to computer software                (166,410)       (35,350)
                                                  ----------     ----------
        Total investing activities                  (227,280)       (61,080)
                                                  ----------     ----------
    Financing Activities:
      Repayment of debt                              (16,080)        (2,190)
      Proceeds from bank borrowings                   24,000         ----
                                                  ----------     ----------
        Total financing activities                     7,920         (2,190)
                                                  ----------     ----------

  Decrease in cash and cash equivalents             (140,340)       (91,670)
  Effect of exchange rates on cash                    (3,200)        ----
  Cash and cash equivalents, at beginning
   of period                                         570,310        345,500
                                                  ----------     ----------
  Cash and cash equivalents, at end of period     $  426,770     $  253,830
                                                  ----------     ----------
                                                  ----------     ----------

  Supplemental disclosures:
    Cash paid during the year for:
      Interest                                           800            360
      Taxes                                           20,560          4,180


                            COMMUNICATIONS GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - The consolidated balance sheet as of September 30, 1995, the statement of operations for the three and six months ended September 30, 1995 and 1994, and the statement of cash flows for the six months ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and statement of cash flows at September 30, 1995 have been made. The results of operations for interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - Inventories are stated at the lower of cost or market determined principally by the first-in, first-out (FIFO) method. Substantially all inventory consists of equipment purchased for resale and repair parts.

NOTE 3 - The financial statements of CTI Data Solutions (International) Limited, a UK based wholly owned subsidiary, have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with the Statement of Financial Accounting Standards (SFAS) No.52, Foreign Currency Translation. Assets and liabilities are translated at current exchange rates in effect at the balance sheet date and stockholders' investment is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to a separate component of stockholders' equity.

NOTE 4 - Income per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Per share computations do not assume the exercise of stock options outstanding because such exercises would not be dilutive.

NOTE 5 - Certain reclassifications have been made to the comparative September 30, 1994 data to conform to the current years presentations.

ITEM 2

                      Management's Discussion and Analysis
                              or Plan of Operation

RESULTS OF OPERATIONS

      Net sales for the six months ended September 30, 1995 increased $508,340 (31%) from the same period in the prior year. Service bureau revenue increased $600,950 (49%) while licensed software sales decreased $92,610 (23%). The Company's recurring service bureau revenues increased by approximately $263,000 while equipment sales, associated with its service bureau operations, increased by approximately $338,000 for the quarter ended September 30, 1995 as compared to the same period in the prior year. These increases are the result of the Company's marketing effort targeted towards the telemanagement billing services market during the last year. The Company has completed its new generation billing software and expects to be BETA testing this software both internationally and domestically during the quarter ending December 31, 1995. This new product offering should enable the Company to further penetrate the billing services market. Until the Company is able to modernize its licensed software product management does not expect much change in its licensed software revenues. The revenues being generated by its current product are mainly the result of recurring maintenance and renewal fees. The Company plans to modernize its licensed software product upon successful testing of its billing software by utilizing the billing software as the foundation. This should shorten the development time required to finalize a new licensed software product. The Company anticapates completing its new licensed software product by the end of its current fiscal year.

     Cost of sales increased $326,110 (53%) for the six months ended September 30, 1995 as compared to the prior year period. Costs of sales was 44% percent of sales for the six months ended September 30, 1995 as compared to 38% percent of sales for the prior year period. Overall equipment sales increased approximately $310,000 and thereby substantially increasing material costs as compared to the prior year period. Production costs have increased in direct relation to the rise in service bureau revenues. However due to the lower profit margin on equipment sales versus the Companys' service bureau and licensed software revenues the overall profit margin has decreased.

     Selling, general and administrative expenses (S, G & A) increased $85,120 (11%) for the six months ended September 30, 1995. S, G & A was 42% of sales for the six months ended September 30, 1995 as compared to 50% of sales for the prior year period. The Company has been aggressively marketing its telemanagement billing software in both the international and domestic marketplace resulting in an increase in costs of approximately $70,000 when compared to the prior year period. As a result of this effort the Company has been able to sign new customers and expects to start generating revenue from its international division during the quarter ending March 31, 1996. Due to the Company generating additional revenues its' commission expense has increased approximately $40,000 as compared to the prior year period. The Company has been able to partially offset these increases with a reduction in legal fees of approximately $35,000 as a result of concluding certain litigation during its' last fiscal year.

     Depreciation and amortization expense decreased $94,010 (43%) from the same period in the prior year. The reduction is primarily the result of some of the Company's computer software and all of the Company's excess of cost over net tangible assets of acquired business being fully amortized as of March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 1995 was $286,490, an increase of $50,370 from the March 31, 1995 working capital of $236,120. The working capital ratio was 1.27 to 1 as of September 30, 1995 and 1.22 to 1 as of March 31, 1995. Working capital increased as a direct result of the cash that was provided from current operations. As a result of the growing strength of the Companys' operations, the Company has continued to invest in modernizing its proprietary software products and equipment needs. The Company has used $24,000 of the available $100,000 term loan which was established to permit equipment purchases. As a result of the availability of these funds and the Company's operations providing funds, management believes its working capital is adequate to fund its operations for the foreseeable future.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

  None

ITEM 2 - CHANGES IN SECURITIES

  None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

  Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for a vote of security holders during the six months ended September 30, 1995.

ITEM 5 - OTHER INFORMATION

  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

  (a) Exhibits - None
  (b) Form 8 - K
      None filed in the six months ended September 30, 1995.