Form 10QSB
period 1995-12-31
CTI GROUP HOLDINGS INC
filed 1996-02-12
CIK 355627

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                    ----------------------------------------
                                  Form 10 - QSB

(Mark One)
  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended December 31, 1995


  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         EXCHANGE ACT OF 1934
  For the transition period from ___________ to ___________

  Commission file number  0-10560


                            CTI Group (Holdings) Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                51-0308583
    -------------------------------             -------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

      901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484
      -----------------------------------------------------------
      (Address of principal executive offices; zip code)

    Issuer's telephone number, including area code (610) 666-1700

                            Communications Group Inc.
       -----------------------------------------------------------------
                                 (Former name)

                                Not Applicable
       -----------------------------------------------------------------
                   (Former address, and former fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X  No
                   ----    ----

The number of shares of common stock, par value $.01, outstanding as of
February 5, 1996 was:   5,381,756

                     CTI Group (Holdings) Inc.
                    Consolidated Balance Sheet

                                             December 31,      March 31,
                                                 1995            1995
                   ASSETS                    -------------   -------------
                                             (Unaudited)
Current assets:

  Cash and cash equivalents                  $    368,070   $     570,310

  Receivables:

    Trade, less allowance for doubtful
      accounts of $52,000 at December 31,
      1995 and $70,000 at March 31, 1995          953,630         681,030

  Inventories                                       8,890          28,560

  Prepaid expenses                                 38,890          40,640
                                             ------------    ------------
         Total current assets                   1,369,480       1,320,540
                                             ------------    ------------

Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $393,670 at December 31, 1995 and
  $348,620 at March 31, 1995                      224,460         191,530

Computer software, net of accumulated
  amortization of $1,112,000 at December 31,
  1995 and $972,370 at March 31, 1995             545,270         394,810

Other assets                                       28,440          45,340
                                             ------------    ------------
                                             $  2,167,650    $  1,952,220
                                             ------------    ------------
                                             ------------    ------------

                     CTI Group (Holdings) Inc.
                    Consolidated Balance Sheet

                                             December 31,      March 31,
                                                 1995            1995
    LIABILITIES and STOCKHOLDERS' EQUITY     ------------   -------------
                                             (Unaudited)
Current liabilities:

 Current portion of long-term debt           $     27,960   $      16,080

 Accounts payable                                 421,050         245,560

 Accrued commissions and other compensation        40,070          34,910

 Other accrued expenses                           316,340         507,380

 Deferred revenue                                 210,670         280,490
                                             ------------    ------------
         Total current liabilities              1,016,090       1,084,420
                                             ------------    ------------
Long-term debt, less current portion               38,130          17,360
                                             ------------    ------------
Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01; 10,000,000
   shares authorized; 5,522,006 shares
   issued at December 31, 1995 and 5,272,006
   shares issued at March 31, 1995                 55,220          52,720

 Capital in excess of par value                 7,199,230       7,173,480

 Accumulated deficit                           (5,730,130)     (5,969,360)

 Cumulative translation adjustment                 (4,490)         ----
                                             ------------    ------------
                                                1,519,830       1,256,840
Less - Treasury stock, 140,250 shares at
       December 31, 1995 and March 31, 1995;
       at cost                                   (406,400)       (406,400)
                                             ------------    ------------
   Total stockholders' equity                   1,113,430         850,440
                                             ------------    ------------
                                             $  2,167,650    $  1,952,220
                                             ------------    ------------
                                             ------------    ------------

                     CTI Group (Holdings) Inc.
                      Statement of Operations

                                                   Nine Months Ended
                                                      December 31,
                            (Unaudited)      ----------------------------
                                                  1995            1994
                                                  ----            ----
Net sales                                    $  3,266,390    $  2,440,790
                                             ------------    ------------
Costs and expenses:
 Cost of sales (exclusive of depreciation       1,435,900         949,950
   and amortization)
 Selling, general and administrative expenses   1,385,830       1,242,310
 Depreciation and amortization                    184,990         325,630
 Interest income, net of interest expense of
   $1,720 and $530 in 1995 and 1994,
   respectively                                    (9,660)         (6,440)
                                             ------------    ------------
                                                2,997,060       2,511,450
                                             ------------    ------------

Income (loss) before income taxes                 269,330         (70,660)

Income tax provision                               30,100           ----
                                             ------------    ------------
        Net income (loss)                    $    239,230    $    (70,660)
                                             ------------    ------------
                                             ------------    ------------

Net income (loss) per common share           $       0.04    $      (0.01)
                                             ------------    ------------
                                             ------------    ------------

Weighted average common shares outstanding      5,326,200       5,121,756
                                             ------------    ------------
                                             ------------    ------------


             CTI Group (Holdings) Inc.
              Statement of Operations             Three Months Ended
                                                      December 31,
                   (Unaudited)               -----------------------------
                                                  1995            1994
                                                  ----            ----
Net sales                                    $  1,130,010    $    812,750
                                             ------------    ------------
Costs and expenses:
 Cost of sales (exclusive of depreciation         490,050         330,210
   and amortization)
 Selling, general and administrative expenses     487,990         429,590
 Depreciation and amortization                     61,440         108,070
 Interest income, net of interest expense of
   $920 and $170 in 1995 and 1994,
   respectively                                    (3,710)         (2,440)
                                             ------------    ------------
                                                1,035,770         865,430
                                             ------------    ------------

Income (loss) before income taxes                  94,240         (52,680)

Income tax provision                               10,900           ----
                                             ------------    ------------
        Net income (loss)                    $     83,340    $    (52,680)
                                             ------------    ------------
                                             ------------    ------------




Net income (loss) per common share           $       0.02    $      (0.01)
                                             ------------    ------------
                                             ------------    ------------

Weighted average common shares outstanding      5,381,756       5,121,756
                                             ------------    ------------
                                             ------------    ------------



                CTI Group (Holdings) Inc.                        Nine Months Ended
          Consolidated Statement of Cash Flows                     December 31,
                       (Unaudited)                          ---------------------------
                                                                1995           1994
                                                                ----           ----
Cash Provided By (Used In):
  Operating activities:
    Net Income (Loss)                                     $     239,230  $     (70,660)
                                                            ------------   ------------
      Adjustments to reconcile net income (loss) to cash
       provided by (used in) operations:
        Depreciation and amortization                           184,990        325,630
        Provision for doubtful accounts                         (18,000)       (20,000)
      Changes in Operating Working Capital:
        Increase in receivables, trade                         (254,600)       (13,860)
        Decrease (increase) in inventories                       19,670        (35,300)
        Decrease (increase) in prepaid expenses                   1,750        (25,560)
        Increase in accounts payable                            175,490         45,710
        (Decrease) increase in accrued commissions and
          other compensation                                      5,160        (47,770)
        Decrease in other accrued expenses                     (191,040)       (48,270)
        Decrease in deferred revenue                            (69,820)       (41,570)
                                                            ------------   ------------
      Total adjustments                                        (146,400)       139,010
                                                            ------------   ------------
            Total operating activities                           92,830         68,350
                                                            ------------   ------------
    Investing Activities:
      Decrease (increase) in other assets                        16,900        (19,920)
      Additions to equipment and leasehold improvements         (78,290)       (34,450)
      Additions to computer software                           (290,090)       (83,670)
                                                            ------------   ------------
        Total investing activities                             (351,480)      (138,040)
                                                            ------------   ------------
    Financing Activities:
      Repayment of debt                                         (17,350)        (2,190)
      Proceeds from bank borrowings                              50,000          ----
      Stock Issuance                                             28,250          ----
                                                            ------------   ------------
        Total financing activities                               60,900         (2,190)
                                                            ------------   ------------

  Decrease in cash and cash equivalents                        (197,750)       (71,880)
  Effect of exchange rates on cash                               (4,490)         ----
  Cash and cash equivalents, at beginning of period             570,310        345,500
                                                            ------------   ------------
  Cash and cash equivalents, at end of period             $     368,070  $     273,620
                                                            ============   ============
  Supplemental disclosures:
    Cash paid during the year for:
      Interest                                                    1,720            530
      Taxes                                                      34,470          7,460

                        CTI Group (Holdings) Inc.

                Notes to Consolidated Financial Statements

                              (Unaudited)


NOTE 1 - The consolidated balance sheet as of December 31, 1995, the statement of operations for the three and nine months ended December 31, 1995 and 1994, and the statement of cash flows for the nine months ended December 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and statement of cash flows at December 31, 1995 have been made. The results of operations for interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - Inventories are stated at the lower of cost or market determined principally by the first-in, first-out (FIFO) method. Substantially all inventory consists of equipment purchased for resale and repair parts.

NOTE 3 - The financial statements of CTI Data Solutions (International) Limited, a UK based wholly owned subsidiary, have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with the Statement of Financial Accounting Standards ("SFAS") No.52, Foreign Currency Translation. Assets and liabilities are translated at current exchange rates in effect at the balance sheet date and stockholders' investment is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to a separate component of stockholders' equity.

NOTE 4 - Income per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Per share computations do not assume the exercise of stock options outstanding because such exercises would not be dilutive.



NOTE 5 - Certain reclassifications have been made to the comparative December 31, 1994 data to conform to the current years presentations.

ITEM 2
------



                      Management's Discussion and Analysis
                              or Plan of Operation

Results of Operations
---------------------------



   Net sales for the nine months ended December 31, 1995 increased $825,600 (34%) from the same period in the prior year. Service bureau revenue increased $915,250 (48%) while licensed software sales decreased $89,630 (17%). The Company's recurring service bureau revenues increased by approximately $421,000 while equipment sales, associated with its service bureau operations, increased by approximately $494,000 for the quarter ended December 31, 1995 as compared to the same period in the prior year. These increases are the result of the Company's marketing effort targeted towards the domestic billing services market during the last year. The Company has completed its new generation billing software and is currently BETA testing this software domestically and expects to be BETA testing the software internationally during the quarter ending March 31, 1996. This new product offering should enable the Company to further penetrate the billing services market. Until the Company is able to re-engineer its telemanagement licensed software product, management does not expect much change in its telemanagement licensed software revenues. The revenues being generated by its current product are mainly the result of recurring maintenance and renewal fees. The Company plans to re-engineer its telemanagement licensed software product upon successful testing of its billing software by utilizing the billing software as the foundation. This should shorten the development time required to finalize a new telemanagement licensed software product. The Company anticipates completing its new licensed software product during the first quarter of its next fiscal year.

  Cost of sales increased $485,950 (51%) for the nine months ended December 31, 1995 as compared to the prior year period. Cost of sales was 44% of sales for the nine months ended December 31, 1995 as compared to 39% of sales for the prior year period. Total equipment sales increased approximately $456,000 and thereby substantially increased material costs as compared to the prior year period. Production costs have increased in direct relation to the rise in service bureau revenues. However, due to the lower profit margin on equipment sales, versus the Company's service bureau and licensed software revenues, the overall profit margin has decreased.

   Selling, general and administrative expenses (S, G & A) increased $143,520 (12%) for the nine months ended December 31, 1995. S, G & A was 42% of sales for the nine months ended December 31, 1995 as compared to 51% of sales for the prior year period. The Company has been marketing its legacy billing software in the domestic marketplace. When compared to the prior year period the result has been an increase in domestic marketing costs of approximately $90,000, inclusive of an increase in commission expense associated with the growth in domestic sales. Additionally the Company has invested approximately $185,000 during the current fiscal year in its International Subsidiary based in the U.K., which represents an increase of approximately $150,000 when compared to the same period in the prior year. The investment has been twofold; (1) to provide market research for development of the Company's billing software for the international marketplace, and (2) to lay the groundwork for maximum market pentration upon completion of the Company's international version of its billing software. As a result of the Company investing these funds, it has positioned itself to begin receiving revenues from the international market during its next fiscal year. The Company has been able to partially offset these increases with a reduction in legal fees of approximately $76,000 as a result of concluding certain litigation during its last fiscal year. The Company has also been able to reduce certain other S, G & A expenses to help offset the marketing effort it embarked upon during this fiscal year. This has allowed the Company to allocate more of its resources to this effort than it would have been able to otherwise.

   Depreciation and amortization expense decreased $140,640 (43%) from the same period in the prior year. The reduction is primarily the result of some of the Company's computer software and all of the Company's excess of cost over net tangible assets of acquired business being fully amortized as of March 31, 1995.

Liquidity and Capital Resources
--------------------------------------

   Working capital at December 31, 1995 was $353,390, an increase of $117,270 from the March 31, 1995 working capital of $236,120. The working capital ratio was 1.35 to 1 as of December 31, 1995 and 1.22 to 1 as of March 31, 1995. Working capital increased as a direct result of the cash that was provided from current operations. As a result of the growing strength of the Company's operations, the Company has continued to invest in modernizing its proprietary software products and equipment needs. The Company has used $50,000 of the available $100,000 term loan which was established to permit equipment purchases. As a result of the availability of these funds and the Company's operations providing funds, management believes its working capital is adequate to fund its operations for the foreseeable future.

   Part II - Other Information

   ----------------------------------


   ITEM 1 - Legal Proceedings

   ----------------------------------

     None


   ITEM 2 - Changes in Securities

   -------------------------------------

     None


   ITEM 3 - Defaults Upon Senior Securities

   ----------------------------------------------------------

     Not Applicable


   ITEM 4 - Submission of Matters to a Vote of Security Holders

   ------------------------------------------------------------------------

     The Annual Meeting of Shareholders was held on November 16, 1995, at which time the following matters were voted on by the Shareholders: (1) the Shareholders elected Messrs. Anthony P. Johns, John D. Mazzuto, Francis O. Hunnewell, Rupert D. Armitage and Mark H. Daugherty to serve as Directors of the Company until the next Annual Meeting of Shareholders and until their successors would be elected and would qualify; (2) the Shareholders approved and adopted an amendment to the Company's Certificate of Incorporation to change the Company's name to CTI Group (Holdings) Inc. and contribute all the Company's tangible assets and liabilities to CTI Data Solutions (USA) Inc., a Delaware corporation and a wholly-owned subsidiary of the Company; (3) the Shareholders approved and adopted the Company's Stock Option and Restricted Stock Plan; and (4) the Shareholders ratified the selection of Zelenkofske, Axelrod & Co., Ltd. as the Company's independent certified public accountants.


   ITEM 5 - Other Information

   ----------------------------------

     None


   ITEM 6 - Exhibits and Reports on Form 8 - K

   ----------------------------------------------------------

     (a) Exhibits - None

     (b) Form 8 - K

         None filed in the nine months ended December 31, 1995.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   2/7/96                       /s/ Anthony P. Johns
-----------                     ----------------------------------
                                Anthony P. Johns
                                President & Chief Executive Officer

   2/7/96                       /s/ Mark H. Daugherty
-----------                     ----------------------------------
                                Mark H. Daugherty
                                Chief Financial Officer