Form 10KSB
period 1996-03-31
CTI GROUP HOLDINGS INC
filed 1996-07-01
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               -------------------
                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996.
OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                   to
                                    -----------------    ------------------
     Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.
              ----------------------------------------------------
              (Exact name of Small Business Issuer in its charter)

        DELAWARE                                             51-0308583
     --------------                                        --------------
     (State or other jurisdiction of                        (IRS Employer
     incorporation of organization)                     Identification Number)

     901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA      l9484
     -----------------------------------------------------      -----
     (Address of principal executive offices)                 (Zip Code)

     Issuer's telephone number, including area code (610) 666-1700

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
Common Stock, Par Value $.01 Per                         None
Share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X  No   .
                                                              ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.

The Issuer's revenues for its most recent fiscal year were $4,134,830.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of June 7, 1996 was $2,270,659.

The number of shares of common stock outstanding as of June 7, 1996 was 5,431,756.

                                     PART I


     ITEM 1.  DESCRIPTION OF BUSINESS

     A.  BUSINESS DEVELOPMENT


     The Company was incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware as of April 1, 1988 pursuant to a merger of the Company into a wholly-owned subsidiary formed as a Delaware corporation. In November 1995 the Company changed its name to CTI Group (Holdings) Inc.

     In fiscal year 1996 the Company completed a corporate restructuring whereby it organized into a holding company structure. In January 1995 the Company established a Delaware corporation, CTI Data Solutions (USA) Inc. In May 1995 the Company established a UK based company, CTI Data Solutions (International) Ltd. In December 1995 the Company established a Delaware corporation, CTI Delaware Holdings, Inc. These newly formed organizations are wholly-owned subsidiaries of the Company.

     CTI Data Solutions (USA) Inc. owns all the tangible assets and liabilities of the Company's U.S. operations and performs all the necessary functions to conduct the Company's U.S. business. CTI Delaware Holdings, Inc. owns all the intangible assets of the Company. CTI Delaware Holdings, Inc. has a research and development royalty agreement between itself and CTI Data Solutions (USA) Inc. This agreement provides CTI Delaware Holdings, Inc. with appropriate resources to develop the Company's proprietary software products while allowing CTI Data Solutions (USA), Inc. to market and use the software to conduct its business. CTI Data Solutions (International) Ltd. is currently operating as a marketing organization to promote the Company's telecommunications billing services into the UK and European marketplace.

     The Company's executive offices and U.S. operations are located at 901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484 and its telephone number is
(610) 666-1700.

     B.  BUSINESS OF ISSUER

     The Company designs, develops, markets and supports software and services for managing telecommunications systems. The Company's business is conducted in two market sectors: billing solutions for providers of telecommunications services and network management solutions for corporate users of telecommunications services. All business relates to the collection, formatting and processing of electronic event records. The Company's business is performed in one of three ways; (1) service bureau operations; (2) software licensing to clients; or (3) a combination of service bureau operations and software licensing.

     CLIENTS: The Company's billing products are marketed to providers of telecommunications services. Generally, clients are switched and switchless resellers of long distance telephone services, who purchase services wholesale from IXCs (interexchange carriers) for resale to subscribers, and property management companies who manage telecommunications systems within office and apartment buildings. In the U.S., since passage of the Telecommunications Act of 1996, local service providers, cable television operators, cellular companies and paging companies are candidates for the Company's billing products. Other prospective clients are utility companies, universities and on-line services providers.

     Telemanagement products are marketed to organizations with internal telecommunications systems supporting a substantial aggregate of telephone, fax and modem equipment. Presently, the majority of the Company's clients are domestic Fortune 500 companies, "middle market" companies, hospitals, universities and government agencies (local, county, state or federal).

     REVENUE GENERATION: The Company generates revenue through service bureau contracts, software licensing agreements, the sale or lease of certain electronic hardware devices, and maintenance agreements of licensed software and leased hardware. Maintenance agreements are either on a time and material basis or under full service agreements which are generally for periods of 12 months. The Company also generates revenue from invoice printing and mailing services which it subcontracts to third-party vendors.

     Service bureau contracts provide monthly recurring revenue. The Company has approximately 87 contracts (11 for billing services and 76 for telemanagement services) with original terms of up to 36 months. Many of these contracts are for multiple sites which equates to the Company processing data for approximately 322 separate locations. Generally, contracts of 12 to 36 months carry automatic 12 month renewals until canceled.

     Software licensing agreements are paid by 50% deposit upon receipt of order and 50% balance upon installation which is normally completed within 60 days. Occasionally, larger software orders may require up to six months to complete custom software development and installation. Approximately 300 software licenses are in effect for telemanagement systems. Another 11 service providers license proprietary database software for use with the Company's billing services.

     The Company purchases data collection devices specifically designed for use with telecommunications switches, and other hardware such as modems, as is necessary to perform its business. The Company rents or resells such equipment to end-users.

     For the years ended March 31, 1996 and 1995, the Company had service bureau sales to one customer aggregating $1,256,250 (30% of sales) and $221,930 (7% of sales) respectively. This customer is currently under contract to use the Company's service bureau operations on a month-to-month basis. We have been notified by this company that they are in discussions with a third party and are negotiating a transaction which would result in a restructuring of their business and operations. This transaction, if completed, could have an effect on the revenues received from this customer by the Company. If the Company were to no longer receive these sales there would be a material adverse effect on the financial statements of the Company.

     SALES CHANNELS:  All sales are Company direct.

     TELECOMMUNICATIONS DATA PROCESSING: The Company processes event records generated by telecommunications switching vehicles that, to date, include telephone PBX (private branch exchange) and CENTREX (central office exchange) equipment. (The Company anticipates processing records from computer-telephone LAN servers and cable television headend controllers as well.)

     The event records processed by the Company detail billable activity: e.g., call origin and destination numbers, date and time stamping, call duration, etc. The records are processed against pricing algorithms and other tables to derive data necessary to support a provider's need to invoice customers or a volume-user's need, to track telecommunications activity.

     Outputs from the Company's software and services are various summary and detail reports and invoices which are generally provided as hard copy printouts. Outputs are also available for viewing on computer monitors and transportable via modem and magnetic media (tapes, disks, CD-ROM's).

     DATA COLLECTION: Event records are collected and stored in real-time by solid-state devices specifically designed for use with telecommunications switches, or by computer memory. Data is obtained for processing by polling hardware storage devices, or by utilizing magnetic media prepared by the client or the client's service provider, or by E-mail.

     BILLING PRODUCTS: GENERAL. Billing products invoice subscribers of telecommunications services for the service provider (the client). To this end, the Company provides software and services for subscriber database management and call center support, event record processing, the rendering of invoices and charge detail reports, and mailing services. The Company also provides payment processing interfaces with financial institutions and posts data relevant to subscriber payments, but does not physically handle remittances made by subscribers to its clients.

     Software is licensed to the service provider to maintain a subscriber database and to fulfill the provider's need to maintain customer profiles; to define services, service packaging and pricing plans; to operate a customer support call center; and to control all parameters for the invoice processing performed by the Company's service bureau.

     Invoices are generated at the Company's service bureau by processing extracts from the provider's subscriber database against subscribers' event records. Invoice data are returned to the provider to update the subscriber database.

     BILLING PRODUCTS: RESYS. For the year ended March 31, 1996, all billing clients remained under contract for the Company's RESYS System. RESYS employs mainframe processing to generate invoices and requires users to license a proprietary PC-based subscriber database software. The system conforms to the telephone industry standard "legacy system" and serves only providers of telephony services.

     BILLING PRODUCTS: NEPTUNE. The Company has developed state-of-the-art software (Neptune) for the billing market sector. Neptune is designed with an "open architecture" for LAN- and PC-based operation. Neptune is scheduled for release July 1, 1996 for the telephony billing application. During the fiscal year ending March 31, 1997, the Company plans to further develop Neptune to meet the requirements of consolidated billing for telephone and convergent service providers.

     Neptune is being marketed primarily as a service bureau product; however, the Company plans to consider proposals for software licensing and restricted source code licensing that the Company assesses to be non-competitive to its billing business.

     Neptune requires service bureau clients to license database management "front-end" software which interfaces the Company's invoice processing to commercially available database software packages. The front end software performs all functions previously described under "Billing Products: General" and differs from RESYS which requires a proprietary database. This feature, one of many that should broaden Neptune's market appeal, allows the Company to attract service providers who are already committed to products like Microsoft's SQL Server, Oracle and Sybase.

     Should the Company license Neptune as a complete billing software package, the product would include, in addition to the database management software, a pricing module and an invoice generation module.

     TELEMANAGEMENT PRODUCTS: GENERAL. Telemanagement products are used by companies, institutions and government agencies primarily to control costs associated with operating a private telecommunications network. They perform functions of call recording, call accounting, cost allocation, client bill-back, analysis of trunk traffic and calling patterns, toll-fraud detection, directory services and network facilities management. (See previous paragraphs on "Telecommunications Data Processing" and "Data Collection.")

     TELEMANAGEMENT PRODUCTS: TMS SERVICE BUREAU. The Company's TMS (Telephone Management System) Service Bureau processes clients' telecommunications data into management reports on a monthly basis. The Company's service bureau account managers oversee processing schedules, collection of data to be processed, quality control and shipments of deliverables. Account managers work with clients as necessary to help interpret reports, answer questions about telecommunications systems and providers, and make recommendations when improvements to clients' systems are sought. Clients achieve the intended purposes of routine telemanagement tasks with minimal responsibilities.

     TELEMANAGEMENT PRODUCTS: ITMS/III TELEMANAGEMENT SYSTEM. For clients who prefer and have the personnel resources to operate and maintain a telemanagement system in-house, the Company offers its latest version of ITMS (Interactive Telecommunications Management System) software, ITMS/III. This licensed software operates on PCs and LANs and interfaces to mainframe computers for high-speed printing of management reports or to export call accounting expense summaries to a company's general ledger software.

     ITMS/III clients have advantages of near real-time call record processing, ad hoc system queries and on-demand management reporting in addition to routine end-of-month telemanagement reports. However, users assume all responsibilities for collecting, storing, processing and interpreting data. Clients are supported by the Company with routine updates of time-sensitive tariff files and V&H coordinate files which correlate area and exchange codes to state and city locations.

     TELEMANAGEMENT PRODUCTS: INTERACTIVE SERVICE BUREAU. The Company has deployed on a limited basis hybrid systems which combine the most desirable benefits of service bureau outsourcing and in-house telemanagement. Clients' routine telemanagement processing and monthly reporting are performed by the Company's service bureau while an on-site terminal facilitates ad hoc system queries and reporting.

     TELEMANAGEMENT PRODUCTS: TOLL-FRAUD MONITORING SERVICE. The Company provides a service for 24-hour alarm monitoring of toll-fraud detection equipment. Toll-fraud is the theft of phone services - a criminal practice usually perpetrated by computer hackers who illegally access a PBX to place long-distance and international calls. Detection monitoring ensures minimal losses and cost containment in event a company's telecom system security measures are breached. Toll-fraud equipment is purchased by the Company and resold or rented to clients as an option with all telemanagement software and services.

     TELEMANAGEMENT PRODUCTS: PROTEUS.   During the second quarter of fiscal
year 1997, the Company plans to develop successor products and services to its TMS Service Bureau, ITMS/III / telemanagement System and Interactive Service Bureau under the single product platform name of Proteus. The Proteus platform for telemanagement software and services follows the Windows-based open architecture approach adopted for the previously described Neptune billing platform.

     EMPLOYEES: The Company employs 36 people on a full-time basis, of whom three persons are executive officers, and the balance are engaged in development, installation and servicing of software, processing, customer service, sales and marketing, and general administrative services.

     PATENTS: The Company has not applied for patent protection with respect to any of its software programs or other technology which it deems proprietary. Management believes that available patent protection would not afford the Company significant protection against competitors developing non-infringing software or other technology. The Company seeks to protect the confidentiality of its proprietary software and other technology through non-disclosure agreements with its employees and continued upgrading and modification of its proprietary products to meet competition.

     TRADEMARKS: The Company has filed four trademark applications for its stylized CTI1 logo and the product names, Neptune, Proteus and Nereus. For the year ended March 31, 1996, all applications are pending allowance of use by the Patent and Trademark Office.

     ENVIRONMENT: The Company does not anticipate that compliance with Federal, state, or local environmental regulations will have any material effect on its capital expenditures, operating results, or competitive position or that it will be required to make any material capital expenditures for environmental protection in the current fiscal year.

     COMPETITION: BILLING SECTOR. Recent telecommunications legislation has spawned a new era of competition among telephone and cable companies. Aside from highly-publicized mergers and partnerships among IXCs RBOCs, MSO [major system (cable) operators] and regional cellular companies, expansive growth is expected from niche marketers bundling unique packages of wireline and wireless services. As a result, the market for third-party subscriber billing and billing software for telephone, cable and convergent services is substantial. The Company is among the first to offer a flexible Windows-based platform capable of consolidated billing for multiple services. There are several larger competitors with telephone billing experience who are positioning for convergent services billing as well. There are fewer competitors with cable television billing experience to enter the convergence billing market. Other competitors with equal or less capitalization than the Company compete exclusively with telephony or cable billing products.

     COMPETITION: TELEMANAGEMENT SECTOR. The telephone call management industry is highly competitive and characterized by rapid technological changes and developments which may reduce or eliminate the utility of the Company's products. In light of greater capital resources, more extensive research and development staffs, and better established product lines, telephone operating companies and communications and data management companies may be in a position to exert extensive competitive pressure on the Company.


     ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company entered into an operating lease for its new office facilities for its corporate headquarters in September 1992. The Company leases 12,000 square feet of this 15,000 square foot facility. The term of the agreement is for ten years commencing on January 1, 1993 and ending on December 31, 2002. Annual rent of $72,000, payable in equal monthly installments, commenced on July 1, 1993. Annual rent increases become effective on the anniversary of the initial rent payment as provided for in the lease.

     The Company has an exclusive and irrevocable right and option to lease the remaining 3,000 square feet of its current facility. The Company may exercise its option to lease the remaining space by providing a six month's prior written notice at any time after July 1, 1996 and before September 1, 1996. The rent payable for this additional space will be the then available net effective market rent. However, the additional rent shall not be less than the rent the Company is paying at that time.

     Additionally, the lease provides purchase options for this facility under various conditions. If the landlord wishes to sell the premises he must first offer it to the Company. The Company must then comply with the provisions of the lease relevant to this option. The Company also has an option to purchase the premises. If the landlord does not notify the Company of its option between January 1, 1998 and December 31, 1999, the Company must notify the landlord whether or not it intends to purchase the premises between January 1, 2000 and April 1, 2000. This notice initiates the purchasing process which encompasses various deposits to ensure the Company's performance as well as the process of determining the purchase price, which in any circumstance will not be less than $1,000,000.

     The Company's UK based subsidiary leases office space in a shared tenant environment. The lease is on a month to month basis at a base rate of L1,260 per month.

     A subsidiary of the Company leases office facilities of approximately 3,344 square feet located in the Empire State Building in New York, New York. The office facility in New York is under a ten-year operating lease expiring in 1996 at an annual rental of $123,600 plus cost of living increases. The Company entered into a sublease Agreement, effective as of November 1, 1990, for the full term of the Lease Agreement, whereby the sublessee is responsible for all minimum rent, additional rent and all other charges or impositions which are required to be paid under the master lease in excess of $2,340 per month. The Company has notified the landlord of its intent not to renew the lease upon its October 31, 1996 expiration date.

     ITEM 3.  LEGAL PROCEEDINGS

     In September 1990 the Company, through the loss adjusting service of its former general liability insurance carrier, was advised of five Summons and Complaints filed in the Superior Court of New Jersey, Bergen County on behalf of the Estates of five deceased plaintiffs alleging that the failure of communications equipment allegedly maintained by a subsidiary of the Company to the Hackensack Fire Department, impaired rescue operations while fighting a fire in Hackensack, New Jersey. Currently, plaintiffs' allegations have not supported that the Company's subsidiary, who is the named insured under the above insurance policy, was involved in the maintenance of the communication equipment in question. The court appointed a mediator to attempt to encourage settlement discussions. At present no settlement has been reached and the case is proceeding with the discovery phase of the litigation. After consulting with the Company's counsel and as a result of the liability insurance coverage, it is the opinion of management that the final outcome of the above matter will not have a material effect, if any, on the financial statements of the Company.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     A. The shares of the Company's Common Stock are traded in the Over-The-Counter Bulletin Board (Symbol "CTIG"). Prior to January 4, 1996 the Company's common stock had been trading in the Over-The-Counter Bulletin Board
under the symbol "CMMG".   The table below sets forth for the indicated periods
the bid price ranges for the common stock as furnished by the National Daily Quotation Bureau, or NASDAQ. These prices represent prices between dealers, do not include retail markup, markdown or commissions and do not necessarily represent actual transactions.

                      Quarterly Common Stock Price Ranges
                      -----------------------------------
                       (for the fiscal year ended March)

                     1996                            1995
                     ----                            ----
               High         Low                High        Low
               ----         ---                ----        ---
1st Quarter    $.13         $.08               $.10        $.06
2nd Quarter    $.08         $.06               $.06        $.01
3rd Quarter    $.53         $.06               $.16        $.02
4th Quarter    $.50         $.22               $.12        $.01

     B. At June 7, 1996, the bid and asked prices for such shares were $.63 and $.88 respectively.

     C. At June 7, 1996 the number of shareholders of record of Common Stock approximated 450.

     D. No dividends were paid in the fiscal years ended March 31, 1996 and 1995.


     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     RESULTS OF OPERATIONS

     Revenues from operations increased $901,230 (28%) for the fiscal year ended March 31, 1996 as compared to the respective prior year period. The Company's service bureau revenues increased $970,640 (37%) from the previous year while its licensed software revenues decreased $69,410 (11%) from the previous year. The Company's recurring service bureau revenues increased by approximately $436,000 for the fiscal year ended March 31, 1996. Other service bureau revenues increased approximately $535,000 for the fiscal year ended March 31, 1996. The increase in these revenues was primarily the result of an increase in equipment sales. All of the increase in service bureau revenues was the result of the increase in revenues generated from the billing service market. The new Neptune product offering targeted towards the billing services market has met with good response from the marketplace and should enable the Company to further penetrate this market. Until the Company is able to re-engineer its telemanagement licensed software product, management does not expect much change in its telemanagement licensed software revenues. The Company is currently in the process of creating a product specification for its new telemanagement software products. The Company anticipates funding the development of its telemanagement licensed software products by funds provided by operations.

     Revenues from operations decreased $161,310 (5%) for the fiscal year ended
March 31, 1995 as compared to the respective prior year period.   The Company's
service bureau revenues increased $65,620 (1%) from the previous year while its licensed software revenues decreased $226,930 (27%) from the previous year. The overall increase in the service bureau revenue was primarily generated by an increase in equipment sales to customers utilizing the Company's billing services.

     Cost of sales were 44% of sales in 1996 and 41% of sales in 1995. Cost of sales increased $484,540 (36%) in 1996 and $236,270 (21%) in 1995. The year to year increases were primarily caused by additional equipment costs associated with a higher level of equipment sales. Also contributing to the year to year increase was a rise in production costs.

     Selling, general, and administrative (SG&A) expenses were 45% of sales in 1996. This percentage reduction was primarily due to the 28% increase in revenues from 1996 to 1995. In fact SG&A expenses increased $153,830 (9%) in 1996 when compared to 1995. SG&A expenses also increased $21,040 (1%) in 1995 when compared to 1994. The Company has been marketing its legacy billing software in the domestic marketplace. When compared to the prior year period the result has been an increase in domestic marketing costs of approximately $106,000, inclusive of an increase in commission expense associated with the growth in domestic sales. Additionally the Company has invested approximately $250,000 during the current fiscal year in its international subsidiary operations based in the U.K. which represents an increase of approximately $196,000 when compared to the same period in the prior year. These increases were offset by a reduction in legal fees of approximately $128,000 combined with other various reductions.

     Depreciation and amortization expense decreased $241,270 in 1996 as compared to 1995. The reduction was the result of the excess of cost over net tangible assets of acquired business being written off in 1995 and the Company's ITMS III telemanagement software being in its final year of amortization.

     Bad debt decreased $56,950 in 1996 as compared to an increase of $55,960 in 1995 when compared to respective prior years. The Company's recent focus on collections has kept the bad debt expense in check with the exception of the $40,000 in additional reserves provided in the fiscal year ended March 31, 1995. These 1995 additional reserves were the result of one of the Company's customers filing for protection under Chapter 11 Bankruptcy regulations.

     Interest income increased $6,160 in 1996 and decreased $12,060 in 1995. The 1996 increase was the result of cash reserves earning a moderate rate of interest. The 1995 reduction was the result of the Company's interest bearing receivables being paid down in the normal course of business.

     Other expense for the fiscal year ended March 31, 1995 consists of legal and professional fees associated with the unsuccessful merger attempt of the Company with UK based Britannic Group (Holdings) Ltd.

     Other income for the fiscal year ended March 31, 1996 is the result of the Company having satisfied a state tax assessment for which it had accrued more than was actually paid. Other income for the fiscal year ended March 31, 1995 consists of a $28,530 gain recognized from the sale of the Company's investment in AAC Corporation.

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1996 was $177,970 as compared to $236,120 at March 31, 1995. The working capital ratio decreased to 1.19 to 1 at March 31, 1996 from 1.22 to 1 at March 31, 1995. The 1996 decrease in working capital was the result of the Company investing $446,350 of its resources into developing a new product ("Neptune") for the billing services marketplace. The Company utilized some of its cash reserves it had at March 31, 1995 along with cash which was generated from operations to develop Neptune. In June 1996 the Company entered into a new loan agreement with its bank. The loan amount is for $200,000 with a maturity of July 31, 1996. The bank will make a determination to extend the maturity for one year upon receipt and evaluation of the Company's Audited Financial Statements. As a result of this new banking relationship and the Company's operations providing funds, management believes its working capital is adequate to fund its operations for the foreseeable future.


     ITEM 7.  FINANCIAL STATEMENTS

     INDEX TO FINANCIAL STATEMENTS

                                                            Page
                                                            ----

Report of Independent Auditors                              F - 1

Consolidated Balance Sheets at March 31, 1996 and 1995      F - 2

Consolidated Statements of Operations for each of the       F - 4
years ended March 31, 1996 and 1995

Consolidated Statements of Stockholders' Equity for each
of the years ended March 31, 1996 and 1995                  F - 5

Consolidated Statements of Cash Flows for each of the       F - 6
years ended March 31, 1996 and 1995

Notes to Consolidated Financial Statements                  F - 7


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                       REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CTI Group (Holdings), Inc.
Valley Forge, Pennsylvania

     We have audited the accompanying consolidated balance sheets of CTI GROUP (HOLDINGS), INC. AND SUBSIDIARIES (FORMERLY COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES) as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI GROUP (HOLDINGS), INC. AND SUBSIDIARIES (FORMERLY COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES) at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation" for 1996.


                      /s/ Zelenkopski, Axelrod & Co., LTD.
                          ZELENKOPSKI, AXELROD & CO., LTD.

Jenkintown, Pennsylvania
June 21, 1996

               CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                       March 31,
                                              --------------------------
                                                  1996          1995
                    ASSETS                    --------------------------

Current assets:

  Cash and cash equivalents                   $   288,870  $    570,310

  Receivables:

    Trade, less allowance for doubtful
      accounts of $60,000 and $70,000 at
      March 31, 1996 and 1995                     802,410       681,030

  Inventories                                      19,450        28,560

  Prepaid expenses                                 26,590        40,640
                                              --------------------------
         Total current assets                   1,137,320     1,320,540



Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $371,410
  and $348,620 at March 31, 1996 and 1995         246,300       191,530

Computer software, net of accumulated
  amortization of $1,149,790 and $972,370 at
  March 31, 1996 and 1995                         694,260       394,810


Other assets                                       29,380        45,340
                                              --------------------------

                                              $ 2,107,260  $  1,952,220
                                              --------------------------
                                              --------------------------


The accompanying notes are an integral part of the financial statements

                CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                        March 31,
                                               --------------------------
                                                   1996          1995
      LIABILITIES AND STOCKHOLDERS' EQUITY      -------------------------

 Current liabilities:

  Current portion of long-term debt            $    28,710  $     16,080

  Accounts payable                                 450,820       245,560

  Accrued commissions and other compensation        52,600        34,910

  Other accrued expenses                           217,830       507,380

  Deferred revenue                                 209,390       280,490
                                               --------------------------

          Total current liabilities                959,350     1,084,420
                                               --------------------------

 Long-term debt, less current portion               34,720        17,360
                                               --------------------------

 Commitments and contingencies


 Stockholders' equity:

  Common stock, par value $.01; 10,000,000
    shares authorized; 5,522,006 shares issued
    at March 31, 1996 and 5,272,006 shares
    issued at March 31, 1995                        55,220        52,720

  Capital in excess of par value                 7,214,730     7,173,480

  Accumulated deficit                           (5,745,510)   (5,969,360)
                                               --------------------------

                                                 1,524,440     1,256,840
  Equity adjustment from foreign currency
   translation                                      (4,850)        ---


  Less - Treasury stock, 140,250 shares at
        March 31, 1996 and 1995, at cost          (406,400)     (406,400)
                                               --------------------------

    Total stockholders' equity                   1,113,190       850,440
                                               --------------------------

                                               $ 2,107,260  $  1,952,220
                                               --------------------------
                                               --------------------------


 The accompanying notes are an integral part of the financial statements

                  CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended March 31,
                                                --------------------------
                                                    1996          1995
                                                 -----------   -----------

Net sales                                       $ 4,134,830  $  3,233,600
                                                 -----------   -----------
Costs and expenses:
 Cost of sales (exclusive of depreciation and
   amortization)                                  1,824,040     1,339,500
 Selling, general and administrative expenses     1,879,290     1,725,460
 Bad debt expense                                     8,460        65,410
 Depreciation and amortization                      250,600       491,870
 Interest income, net of interest expense of
   $3,300 and $2,230, in 1996, and 1995,
   respectively                                     (12,840)       (7,750)
 Other expense                                        ---         124,740
 Other Income                                       (42,230)      (28,530)
                                                 -----------   -----------
                                                  3,907,320     3,710,700
                                                 -----------   -----------

Income (loss) from operations before income
  taxes                                             227,510      (477,100)
Income tax provision                                  3,660         ---
                                                 -----------   -----------
Net income (loss)                               $   223,850  $   (477,100)
                                                 ===========   ===========


Net income (loss) per common share              $      0.04  $      (0.09)
                                                 ===========   ===========

Weighted average common shares outstanding        5,340,089     5,125,923
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------

                                                                                                     Equity
                                                                                                   adjustment
                                          Common Stock      Capital in                            from foreign
                                         ------------------  excess of   Accumulated    Treasury    currency
                                         Shares      Amount  par value      deficit       stock    translation    Total
- --------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994               5,262,006   $52,620  $7,172,880  $(5,492,260)  $(406,400)    $ ----    $1,326,840
Employee stock award                       10,000       100         600                                               700
Net loss year ended March 31, 1995                                          (477,100)                            (477,100)
- --------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995               5,272,006    52,720   7,173,480   (5,969,360)   (406,400)      ----       850,440

Issuance of stock in connection with
  the purchase of software                100,000     1,000      12,250                                            13,250
Directors stock awards                    150,000     1,500      13,500                                            15,000
Issuance of stock options                                        15,500                                            15,500
Equity adjustment from foreign
  currency translation                                                                                (4,850)      (4,850)
Net income year ended March 31, 1996                                         223,850                              223,850
- --------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996               5,522,006   $55,220  $7,214,730  $(5,745,510)  $(406,400)    $(4,850)  $1,113,190
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of the financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      Year Ended March
                                                              -----------------------------
                                                                    1996           1995
                                                                ------------   ------------
 Cash Provided By:
  Operating activities:
  Net Income (Loss)                                           $     223,850  $    (477,100)
                                                                ------------   ------------

 Adjustments to reconcile net income (loss) to cash
  provided by operations:
   Depreciation and amortization                                    250,600        491,870
   Provision for doubtful accounts                                  (10,000)        30,000
   Employee stock award                                               ----             700
   Issuance of stock options                                         15,500          ----
   Gain on sale of investment in AAC Corporation                      ----         (28,530)
 Changes in Operating Working Capital:
   Increase in receivable, trade                                   (111,380)      (132,950)
   Decrease (increase) in inventories                                 9,110           (400)
   Decrease (increase) in prepaid expenses                           14,050        (20,490)
   Increase in accounts payable                                     205,260         37,950
   (Decrease) increase in accrued commissions and other
     compensation                                                    17,690        (29,040)
   (Decrease) increase in other accrued expenses                   (261,300)       128,730
   (Decrease) increase in deferred revenue                          (71,100)        25,450
                                                                ------------   ------------
     Total adjustments                                               58,430        503,290
                                                                ------------   ------------
     Total operating activities                                     282,280         26,190
                                                                ------------   ------------
Investing Activities:
  Cash received from sale of investment in AAC Corporation            ----         412,740
  Decrease in other assets                                           15,960            780
  Additions to equipment and leasehold improvements                (127,950)       (55,460)
  Additions to computer software                                   (476,870)      (157,250)
                                                                ------------   ------------
     Total investing activities                                    (588,860)       200,810
                                                                ------------   ------------
Financing Activities:
  Repayment of debt                                                 (20,010)        (2,190)
  Proceeds from borrowings                                           50,000          ----
                                                                ------------   ------------
     Total financing activities                                      29,990         (2,190)
                                                                ------------   ------------
Effect of exchange rate changes on cash                              (4,850)         ----
(Decrease) increase in cash and cash equivalents                   (281,440)       224,810
Cash and cash equivalents, at beginning of year                     570,310        345,500
                                                                ------------   ------------
Cash and cash equivalents, at end of year                     $     288,870  $     570,310
                                                                ============   ============
Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                  $       2,380  $       2,230
    Taxes                                                            52,870         15,320
Non-cash transactions:
   Directors stock awards                                     $      15,000  $       ----
   Purchase of computer software via stock issuance                  13,250          ----


The accompanying notes are an integral part of the financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
 Business: In fiscal year 1996 the Company completed a corporate restructuring whereby it organized into a holding company structure. In January 1995 the Company established a Delaware corporation, CTI Data Solutions (USA) Inc. In May 1995 the Company established a UK based company, CTI Data Solutions (International) Ltd. In December 1995 the Company established a Delaware corporation, CTI Delaware Holdings, Inc. These newly formed organizations are wholly-owned subsidiaries of the Company.

  CTI Data Solutions (USA) Inc. owns all the tangible assets and liabilities of the Company's U.S. operations and performs all the necessary functions to conduct the Company's U.S. business. CTI Delaware Holdings, Inc. owns all the intangible assets of the Company. CTI Delaware Holdings, Inc. has a research and development / royalty agreement between itself and CTI Data Solutions
(USA) Inc. This agreement provides CTI Delaware Holdings, Inc. with appropriate resources to develop the Company's proprietary software products while allowing CTI Data Solutions (USA) Inc. to market and use the software to conduct its business. CTI Data Solutions (International) Ltd. is currently operating as a marketing organization to promote the Company's telecommunications billing services into the UK and European marketplace.

  The Company is engaged in the sale of telephone management software and services designed to assist customers in the management and control of their business telephone costs. The Company provides telephone call accounting services on a contractual service bureau basis, as well as the licensing of software whereby customers may perform these functions on site using personal and mini computers. The Company also services the billing and telecommunication needs of shared tenant service providers and telephone long distance resellers, who provide centralized sale and service of telecommunication products and networks to customers. This service is available on both a service bureau basis and on the Company's licensed software for in-house applications. The Company grants credit to its service bureau and licensed software end users, the majority of which are located throughout the continental United States.

  The following is a summary of significant accounting policies utilized by the Company.

  CONSOLIDATION POLICY: The consolidated financial statements include the accounts of CTI Group (Holdings) Inc. and its domestic and foreign subsidiaries, all of which are wholly-owned (collectively referred to as the "Company"). As of March 31, 1996, the Company's subsidiaries were: CTI Data Solutions (USA) Inc., CTI Data Solutions (International) Limited, CTI Delaware Holdings, Inc., Telephone Budgeting Systems, Inc. and Plymouth Communications Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

  CURRENCY TRANSLATION: The financial statements of CTI Data Solutions (International) Limited, a UK based wholly-owned subsidiary, have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with the Statement of Financial Accounting Standard ("SFAS) No. 52, Foreign Currency Translation. Assets and liabilities are translated at current rates in effect at the balance sheet date and stockholders' equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to a separate component of stockholders' equity.

  REVENUE RECOGNITION / DEFERRED REVENUE: The Company follows Statement of Position 91-1 (SOP 91-1), "Software Revenue Recognition" which requires, in part, the deferral of revenue on software licenses with significant vendor obligations and the amortization of post-contract customer support over the life of the contract.

  CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The Company currently maintains its U.S. cash accounts at two separate institutions. The Company also maintains a cash account for its UK based subsidiary in the UK. The cash balances on deposit at the individual U.S. banks are insured by the FDIC up to $100,000 per institution. As of March 31, 1996, $163,550 was uninsured.

   USE OF ESTIMATES: The preparation of the financial statements in conformity with the accounting and reporting practices prescribed by generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

  INVENTORIES: Inventories consisting of equipment purchased for resale, are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method.

  FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS: Furniture, fixtures, equipment and leasehold improvements, including capitalized leases, are stated at cost. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the equipment ranging from 3 to 5 years and over the lesser of the term of the related lease or the estimated useful lives of the leased assets.

  COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis. The amortization is computed using the straight-line method over the remaining estimated economic life of the product. The Company capitalized $446,350 and $145,190 in the fiscal years ended March 31, 1996 and 1995, respectively, in additional costs related to its billing software. The amortization expense for developed software was $170,780 in 1996 and $280,690 in 1995.

  INCOME TAXES: The Company accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. Under the liability method deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding during each period. Per share computations do not assume the exercise of common stock options outstanding in 1996 and 1995 because such exercise would be antidilutive.

  RECLASSIFICATION: Certain reclassifications have been made to the comparative March 31, 1995 amounts to conform to the current year's presentations.

NOTE 2 - FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS The Company's fixed assets consist of the following:

                                                    March 31,
                                             -----------------------
                                                1996        1995
                                             -----------------------
Equipment owned                                $473,210    $253,370
Operating lease equipment                        21,400      71,790
Equipment on capital leases                         ---      91,890
Furniture and fixtures                           13,230      13,230
Leasehold improvements                          109,870     109,870
                                             -----------------------
                                                617,710     540,150
Less - Accumulated depreciation &
  amortization
   Equipment owned                              298,910     155,460
   Operating lease equipment                     19,370      68,160
   Equipment on capital leases                      ---      84,960
   Furniture, fixtures and leaseholds            53,130      40,040
                                             -----------------------
                                               $246,300    $191,530
                                             -----------------------
                                             -----------------------

  Amortization expense included in depreciation and amortization for equipment originally classified as being under capital leases was $6,930 and $17,630 for the years ended March 31, 1996 and 1995. All of the equipment which was originally classified as being under a capital lease has been purchased and was reclassified as owned equipment during the fiscal year ended March 31, 1996.

NOTE 3 - OTHER ACCRUED EXPENSES
  The Company's other accrued expenses consist of the following:

                                                    March 31,
                                             -----------------------
                                                 1996       1995
                                             -----------------------
Accrued legal fees                              $30,000    $198,660
Accrued accounting and audit fees                38,680      54,250
Accrued Rent                                     87,880      82,350
Accrued state income taxes and
  other assessed state taxes                     37,660     113,000
Other accrued expenses                           23,610      59,120
                                             -----------------------
                                               $217,830    $507,380
                                             -----------------------
                                             -----------------------

NOTE 4 - DEBT
  The following table summarizes long-term debt:

                                                     March 31,
                                             -----------------------
                                                 1996       1995
                                             -----------------------
Term loan, requiring monthly payments
  of $600 per month commencing in
  October 1995, including interest at 8.75%,
  maturing in September 1999 and secured
  by equipment.                                 $21,440      ---

Term loan, requiring monthly payments
  of $640 per month commencing in
  January 1996, including interest at 8.25%,
  maturing in December 1999 and secured
  by equipment.                                  24,630      ---

Non-interest bearing Promissory Note,
  discounted at 8.0%, due May 1996               17,360    33,440
                                              --------------------
                                                 63,430    33,440
Less - Current portion                           28,710    16,080
                                              --------------------
                                                $34,720   $17,360
                                              --------------------
                                              --------------------

The following table represents debt repayment for fiscal years ended
March 31:
                                        1997    $28,710
                                        1998     12,360
                                        1999     13,450
                                        2000      8,910
                                               ---------
                                                $63,430
                                               ---------
                                               ---------

  On June 1, 1996 the Company entered into a line of credit agreement with PNC Bank, National Association. This agreement provides the Company access to a $200,000 credit facility to be used, as needed, for working capital needs of the Company. The term of this agreement runs through July 31, 1996 and bears interest at PNC Bank's Prime Rate plus .5%. The bank will make a determination on extending the maturity for one year upon receipt and evaluation of the Company's Audited Financial Statements.

NOTE 5- PROFIT PARTICIPATION
  In conjunction with an employment contract effective April 1, 1995, the Company has agreed to pay an aggregate of 5% of pre-tax profit as incentive compensation to the President/CEO during each fiscal year ending March 31, 1996, 1997 and 1998. The Company has accrued $12,820 for fiscal year ended March 31, 1996. The President/CEO was employed during the fiscal year ended March 31, 1995 under a prior employment agreement which contained the same incentive compensation clause as his current agreement. No accrual was required for the fiscal year ended March 31, 1995.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
  A. LEASE COMMITMENTS
  The Company leases its office facilities, certain equipment and its main-frame operating software under noncancelable long-term operating leases which expire at various dates. The Company has sublet its office facilities located in the Empire State Building as of November 1990. The Company was unable to sublet these facilities for the full amount of its annual rental commitment of $144,000 and remains responsible for a net lease of $16,380 through October 1996. The Company has notified the landlord of its intent not to renew the lease upon its October 31, 1996 expiration date. Minimum aggregate annual rentals under noncancelable long-term operating leases are as follows:

   Year ending March 31,
         1997                        143,780
         1998                        120,720
         1999                        116,210
         2000                        124,520
         2001                        120,000
   thereafter                        180,000
                                -------------
Total minimum lease payments        $805,230
                                -------------
                                -------------

  Rent expense for operations under all operating leases was $182,230 and $185,030 for the years ended March 31, 1996 and 1995, respectively.

  The Company entered into an operating lease for its new office facilities for its corporate headquarters in September 1992. The term of the agreement is for ten years commencing on January 1, 1993 and ending on December 31, 2002. Annual rent of $72,000, payable in equal monthly installments, commenced on July 1, 1993. Annual rent increases become effective on the anniversary of the initial rent payment as provided for in the lease. The Company is amortizing the lease expense on the straight-line method of accounting over the lease term, including the rent free period.

  The Company has an exclusive and irrevocable right and option to lease the remaining 3,000 square feet of its current facility. The Company may exercise its option to lease the remaining space by providing a six month's prior written notice at any time after July 1, 1996 and before September 1, 1996. The rent payable for this additional space will be the then prevailing net effective market rent. However, the additional rent shall not be less than the rent the Company is paying at that time.

  Additionally, the lease provides purchase options for this facility under various conditions. If the landlord wishes to sell the premises he must first offer it to the Company. The Company must then comply with the provisions of the lease relevant to this option. The Company also has an option to purchase the premises upon notification by the landlord between January 1, 1998 and December 31, 1999. If the landlord does not notify the Company during this period of time the Company must notify the landlord of its intent to purchase the premises. This notification must occur between January 1, 2000 and April 1, 2000. The notification initiates the purchasing process which encompasses various deposits and determination of the purchase price, which in any circumstance will not be less than $1,000,000.

  B. CONTINGENCIES:
  In September 1990 the Company, through the loss adjusting service of its former general liability insurance carrier, was advised of five summons and complaints filed in the Superior Court of New Jersey, Bergen County on behalf of the Estates of five deceased plaintiffs alleging that the failure of communications equipment, allegedly maintained by a subsidiary of the Company to the Hackensack Fire Department, impaired rescue operations while fighting a fire in Hackensack, New Jersey. Currently, plaintiffs' allegations have not supported that the Company's subsidiary, who is the named insured under the above insurance policy, was involved in the maintenance of the communications equipment in question. The court appointed a mediator to attempt to encourage settlement discussions. At present, no settlement has been reached and the case is preceeding with the discovery phase of the litigation. After consulting with the Company's counsel and due to the liability insurance coverage, it is the opinion of management that the final outcome of the above matter will not have a material effect, if any, on the financial statements of the Company.

  The Company is involved in other litigation in the normal course of business. It is the opinion of management that the final outcome of this other litigation will not have a material effect, if any, on the financial statements of the Company.

  The Company currently has obligations under three separate employment agreements. The agreements are with Anthony P. Johns, the Company's President and Chief Executive Officer, Mark H. Daugherty, the Company's Chief Financial Officer, and Alvin P. Gentzler, the Company's Vice President of Product Development. The employment agreements were all effective by April 1, 1995 and all terminate as of March 31, 1998. The aggregate minimum annual salary commitment under these agreements is $305,000 per annum.

NOTE 7 - INCOME TAXES
The provision for income taxes consists of the following:

                                                 1996        1995
                                             -----------------------
From Operations:
  Federal                                      $143,770       ---
  State                                          38,200       ---
                                             -----------------------
                                                181,970       ---
Utilization of operating loss
  carryforward                                  178,310       ---
                                             -----------------------
Income tax provision                             $3,660       ---
                                             -----------------------
                                             -----------------------

  A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                 1996        1995
                                             -----------------------
Computed tax (benefit) at the
  expected statutory rate                      $104,750   ($143,130)
Other                                             6,500       ---
Loss from foreign subsidiary                     91,030       ---
Nondeductible amortization                                   38,680
Increase (decrease) in valuation
  allowance                                    (198,620)    104,450
                                             -----------------------
                                                 $3,660          $0
                                             -----------------------
                                             -----------------------

  As of March 31, 1996, temporary differences giving rise to a net deferred tax asset consists primarily of the excess of book over tax accounting depreciation, stock options, allowance for doubtful accounts and the excess of book over tax accounting for computer software.

  The Company has net operating loss carryforwards of approximately $1,181,000 available to reduce future Federal taxable income expiring in varying amounts from 2005 through 2010. No tax benefit has been recorded in the 1996 statements because of the uncertainty of the Company to utilize the benefits before carryfowards expire. Accordingly, the tax benefit of $575,410 for the temporary differences and the loss carryforward has been offset by a valuation allowance of the same amount.

  As of March 31, 1996 the Company has general business credit carryforwards available to reduce federal income taxes of approximately $32,300 expiring in fiscal year 2001.

NOTE 8 - CAPITAL STOCK TRANSACTIONS
  A. ISSUANCE OF COMMON STOCK:
  On October 28, 1994 the Company granted 10,000 shares of the Company's common stock to an employee as a signing bonus. The average bid and ask price on that date was $.07 and $.23, respectively.

  B. OPTIONS:

   At the Company's 1995 Annual Meeting of Stockholders held on November 16, 1995, the Company's stockholders voted on and approved the Company's Stock Option and Restricted Stock Plan (the "Plan"). The Plan provides for the issuance of 600,000 shares of common stock. Individuals eligible for participation in the Plan include key employees (including employees who also serve as Directors), non-employee directors, independent contractors and consultants who perform services for the Company The exercise price of the stock options are determined by the higher of the fair market value or the book value of the common stock at the time the option is granted.

  Effective for 1996, the Company adopted Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company has adopted this method of accounting for stock-based compensation by establishing a fair value-based method of accounting for stock options.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in January 1995, November 1995 and March 1996 respectively; no dividend yield for all years, expected volatility of 67%, 97%, and 105%, risk-free interest rates of 6% for all options and expected lives of 3 years for all options.

   The Company has issued 250,000 stock options to its employees during the year ended March 31, 1996. The option price ranges from $.20 to $.375. Accordingly the Company recorded compensation expense of $11,000. The options are exercisable upon date of grant and are for the term of 10 years from the date of grant.

  The Company has issued 90,000 stock options to its non-employee directors during the year ended March 31, 1996. The option price ranges from $.18 to $.20. Accordingly the Company recorded $1,200 for these options. The non-employee directors who serve on the stock option committee can exercise their options one-half on the first anniversary of each such directors election to the Board, and one -quarter on each of the second and third anniversaries of each such Director's election to the board, provided such non-employee director is then serving as a Director. The non-employee director who does not serve on the stock option committee can exercise his options upon date of grant. All options are for a term of 10 years from date of grant.

  The Company issued 15,000 stock options to an independent consultant during the year ended March 31, 1996. The independent consultant performs software development for the Company. The stock options were issued in lieu of a price increase during the next six months. The option was issued at $.375, was exercisable on the date of grant and is for a term of 10 years. Accordingly the Company recorded $3,300 in the fiscal year ended March 31, 1996.

  Activity in the stock option plan for the year ended March 31, 1996 consisted of the following:

Outstanding at beginning of period                ---
Granted                                         355,000
Exercised                                         ---
Terminated                                        ---
                                             -----------
Outstanding at end of period                    355,000
                                             -----------
                                             -----------

Exercisable at end of period                    325,000
                                             -----------
                                             -----------

Range of exercise prices                     $.18 - $.375


  C. STOCK GRANTS:
  During the fiscal year ended March 31, 1995 two directors were granted
75,000 shares each of the Company's common stock as compensation for serving on the Mergers and Acquisition Committee of the Board of Directors. The
Company accrued an aggregate $15,000 in the fiscal year ended March 31, 1995 for these grants. The stock was issued in the fiscal year ended March 31, 1996.

NOTE 9 - MAJOR CUSTOMER
  The Company had sales to one customer aggregating $1,256,250 (30% of sales) and an account receivable from this customer of $355,800 for the fiscal year ended March 31, 1996 and sales aggregating $221,930 (7% of sales) and an account receivable of $89,670 for the fiscal year ended March 31, 1995. The majority of the March 31, 1996 outstanding account receivable has been collected subsequent to the fiscal year ended March 31, 1996. For the year ended March 31, 1995, the Company had sales to another customer aggregating $483,320 (15% of sales) and an account receivable of $150,510 at March 31, 1995.

NOTE 10 - RELATED PARTY TRANSACTIONS
  An individual related to the Chief Executive Officer of the Company was employed under a consultancy agreement to market the Company's products and services into the UK and European markets. This individual received $33,330 in the fiscal year ended March 31, 1995 as compensation under this consultancy agreement. In the first part of fiscal year ended March 31, 1996 this individual received $10,000 under this consultancy agreement. In July 1995 this individual was employed by the company's UK subsidiary, CTI Data Solutions (International), Ltd. and received $45,830 in compensation during the fiscal year ended March 31, 1996.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS
   The following methods and assumptions were used to estimate the fair value of financial instruments:

  CASH, TRADE RECEIVABLE, AND TRADE PAYABLES:
   The carrying amounts approximate fair value because of the short maturity of those instruments.

  LONG-TERM DEBT:
    The carrying amounts approximate fair value because the borrowing rates currently available to the Company are for loans with similar terms and average maturity, given the risk, ownership and underlying collateral.

NOTE 12 - PROFIT-SHARING PLAN
  The Company has established a qualified 401(k) profit sharing plan effective July 15, 1995. Eligible employees may defer a portion of their salaries. At the discretion of the Board of Directors, the Company can contribute to the profit-sharing plan, and may make a matching contribution of an additional amount of eligible employees' deferrals. There were no contributions to the plan during the year ended March 31, 1996.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

     The following Directors were elected by the Shareholders at the 1995 Annual Meeting of Shareholders held on November 16, 1995 and the following officers were appointed by the Board of Directors. All Directors will hold office until the next Annual Meeting of Shareholders of the Company and until their successors shall be elected and qualify. All officers of the Company serve at the discretion of the Board. In addition to Messrs. Johns and Daugherty, Ms. Davis is an officer of the Company.

 Name and Age                      Occupation during past five (5) years
 ------------                      -------------------------------------

Anthony P. Johns (47)              President and Chief Executive Officer and
                                   Director of the Company since March, 1990.
                                   Chief Operating Officer of the Company from
                                   December, 1989 to March, 1990. Founding member, Company Chairman and Managing
                                   Director of Britannic Group Holdings Ltd.,
                                   Britannic Telecom Company Ltd., and Britannic
                                   Telecare Ltd. from August, 1985 to November,
                                   1989. Chairman of the Board of Directors of Britannic Group Holdings Ltd., Britannic
                                   Telecom Company Ltd. and Britannic Telecare
                                   Ltd. from December, 1989 to May 1995.

John D. Mazzuto (47)               Chairman of the Board of Directors September,
                                   1995 to present.  Director and former
                                   Chairman of the Board of Directors from
                                   October 1990 until November 1993, continuing as Director thereafter. Mr. Mazzuto also serves on the Board of Directors of Chester
                                   Holdings, CPT Holdings, Texfi Industries,
                                   Inc. and Weldotron, all public companies engaged in a variety of businesses. Since
                                   February, 1991 he has been Chairman and Chief
                                   Executive Officer of Greystone Partners,
                                   Inc., a private investment bank specializing in assisting companies complete successful turnarounds and providing them capital as appropriate. Prior to February, 1991, Mr.
                                   Mazzuto was Chief Executive Officer of the
                                   North American operations of Asian Oceanic
                                   Holdings, Ltd., a Hong Kong based
                                   international merchant bank.

Francis O. Hunnewell (57)          Director,  Chairman of the Board of
                                   Directors, November 1993 until August 1995.
                                   From 1975 until July 1993, Mr. Hunnewell was
                                   Co-Founder and Director of Binladen
                                   Telecommunications Ltd.  From 1984 to 1992 he
                                   was a General Partner of Bliss & Co.,
                                   Investment Bankers in New York.  From 1986
                                   until June 1992, he was Group Managing
                                   Director and subsequently Vice Chairman of
                                   Asian Oceanic  Group.  He was a Director of
                                   Lend Lease Trucks from 1990 to 1992.  1992
                                   to 1995, Mr.

                                   Hunnewell was Chairman of Panavision (Canada) Ltd. located in Montreal, Toronto and Vancouver, Canada. Currently Mr. Hunnewell is Managing Director at Aldrich Eastman Waltch International, real estate pension fund managers with offices in Boston, Los Angeles, Mexico City and Moscow. He is also President of Hunnewell & Co., investment bankers since 1938, and Vice Chairman of Asian Capital Partners Ltd., an Asian based merchant bank headquartered in Hong Kong with offices around the region.

Mark H. Daugherty (38)             Appointed to the Board of Directors in
                                   September 1992. Controller of the Company from August 1985 until May 1991. He was
                                   Acting Chief Financial Officer from April,
                                   1990 to October 1990. Mr. Daugherty was named Chief Financial Officer of the Company in May 1991.

Rupert D. Armitage (48)            Founding member, Chairman and Managing
                                   Director of three software related companies in the United Kingdom: Ambit Research Ltd.
                                   formed in 1987; Information from Data Ltd.
                                   formed in 1993; and Personal and Corporate
                                   Training Systems Ltd. formed in 1995.

Mary Ann Davis (57)                Corporate Secretary since May 1989.  Prior to
                                   that, Ms. Davis was an Administrative
                                   Assistant from May 1982 to a Judge of the Common Pleas Court of Montgomery County,
                                   Pennsylvania.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed.

     Based solely on review of the copies of such forms furnished to the Company, or written representation that no Forms 5 were required, the Company believes that during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except for the following:

     1)  Rupert D. Armitage filed a Form 5 curing a late Form 4 filing.
     2)  John D. Mazzuto filed a Form 5 curing a late Form 4 filing.
     3)  Francis O. Hunnewell filed a Form 5 curing a late Form 4 filing.

     ITEM 10. EXECUTIVE COMPENSATION

  A.  MANAGEMENT REMUNERATION

     The following table sets forth the compensation paid or accrued for the five highest paid officers of the Company and its subsidiaries. The Company had only one officer for the year ended March 31, 1996 who received in excess of $100,000.

Name and Principal                                                 Other Annual
  Position                       Year       Salary       Bonus     Compensation
- ------------------               ----       ------       -----     ------------

Anthony P. Johns, President      1996      $175,000     $12,820     $22,210 (1)
& Chief Executive Officer        1995      $150,000         -       $19,810 (1)
                                 1994      $150,000     $ 5,660     $18,349 (1)

     (1) Includes $11,100 annual automobile allowance, approximately $3,600 for the non-exclusive use by Mr. Johns of an apartment for which the Company made lease payments of approximately $10,800 and $3,900 of living expense payments in lieu of the lease payments which terminated in December 1995.

     On February 1, 1995, the Company entered into an employment agreement with Anthony P. Johns. Pursuant to this agreement, Mr. Johns is employed as President and Chief Executive Officer of the Company for a three-year term at an annual base salary of $175,000. Should the Company regain its listing on NASDAQ, Mr. Johns' salary will be increased to $200,000 for the remaining term of the Employment Agreement. In addition to such annual base salary, Mr. Johns is entitled to receive as additional compensation in the form of an annual bonus, an amount equal to five percent (5%) of the Company's pretax profit. The Company has also agreed to (i) provide Mr. Johns with a monthly automobile allowance, (ii) provide Mr. Johns with the non-exclusive use of and access to a Company leased apartment and (iii) pay the premiums on life insurance and health insurance policies for the benefit of Mr. Johns. Mr. Johns will also be reimbursed by the Company for all expenses reasonably incurred by him in the performance of his duties.

     The members of the Board of Directors, who are not employees of the Company, are paid fees of $1,000 per quarter and $500 per Board of Director meeting attended, plus reasonable travel expenses. Effective as of the Board of Directors meeting held on May 31, 1995, the Chairman of the Board will receive an additional $2,000 per annum as compensation for his duties as Chairman. Mr. Armitage receives an additional $1,000 per board meeting attended due to the two additional days needed for travel to and from the UK pursuant to an agreement upon his election to the Board in November 1995. During the fiscal year ended March 31, 1996, Messrs. Hunnewell, Mazzuto and Armitage earned fees for their services on the Board of Directors in the amount of $7,500, $8,667 and $4,667 respectively, plus expenses. During the fiscal year ended March 31, 1996 each of Messrs. Hunnewell, Mazzuto and Armitage received 30,000 stock options pursuant to the Company's stock option and restricted stock plan. This plan was voted on and approved by the stockholders at the 1995 Annual Meeting of Shareholders.


     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock held by officers, directors, or affiliates, individually or as a group, and each person or entity known to the Company to own beneficially more than 5% of the Company's Common Stock at June 7, 1996:

                                                                 Percent
                                     Shares of Common Stock     of Voting
Name and Business Address            Beneficially Owned (l)     Securities
- -------------------------            ----------------------     ----------
Anthony P. Johns                      1,718,302 (2)(3)             31.6%
CTI Data Solutions (USA), Inc.
901 S. Trooper Road
Valley Forge, PA 19482

Rupert D. Armitage                      270,000 (4)                 5.0%
Ambit Research
100 New Kings Road
London SW64LX

John D. Mazzuto                         166,667 (4)                 3.1%
Mentmore Holdings
1430 Broadway, 13th Floor
New York, NY 10018

Francis O. Hunnewell                    151,667 (4)                 2.8%
Hunnewell & Co.
10 Tremont Street, Suite 500
Boston, MA 02108

Mark H. Daugherty                        65,350 (3)                 1.2%
CTI Data Solutions (USA), Inc.
901 S. Trooper Road
Valley Forge, PA 19482

All executive officers and directors  2,404,211 (5)                44.3%
 as a group (6 persons, including
 those named above, owning stock)

NOTES:

(1) All shares are beneficially owned and the sole investment and voting power is held by the person named, except as set forth below. Each share of common stock has one vote.

(2) Includes 150,000 shares of the Company's common stock owned by Asian Oceanic Capital Corporation for which Mr. Johns holds voting proxy power.

(3) Excludes options convertible into 50,000 shares of the Company's common stock.

(4) Excludes options convertible into 30,000 shares of the Company's common stock.

(5) Excludes options convertible into 220,000 shares of the Company's common stock.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable

                                     PART IV


     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  (1) and (2)   The financial statements filed as part of this annual
report on Form 10-KSB are included in Part II, Item 7.



              Index to Financial Statements                      Page
              -----------------------------                      ----


Report of Independent Auditors                                   F - 1

Consolidated Balance Sheets at March 31, 1996 and 1995           F - 2

Consolidated Statements of Operations for each of the            F - 4
 years ended March 31, 1996 and 1995

Consolidated Statements of Stockholders' Equity for each of      F - 5
 the years ended March 31, 1996 and 1995

Consolidated Statements of Cash Flows for each of the            F - 6
 years ended March 31, 1996 and 1995

Notes to Consolidated Financial Statements                       F - 7

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 1996.

     (c)  Exhibits

      3.l Incorporated by reference from the Proxy Statement filed with the Securities and Exchange Commission for Special Meeting of Stockholders held on February 19, 1988 for the Company's Certificate of Incorporation and the By-laws.

      3.2 Incorporated by reference from the Form 10-Q, for the period ended December 31, 1990, filed with the Securities and Exchange Commission on February 15, 1991 for the increase in the authorized capital of the Company to 10,000,000 shares, $.01 par value.

      4.1 Incorporated by reference from Exhibit #1 to Form 8-K filed with the Securities and Exchange Commission on July 9, 1990 for the Warrant Agreement dated March 31, 1990 between American Stock Transfer & Trust Company and the Company.

      4.2 Incorporated by reference from Exhibit #1 to Form 8-K filed with the Securities and Exchange Commission on July 9, 1990 for the Form of Stock Purchase Warrant between American Stock Transfer & Trust Company and the Company.

     10.1 Reference is made to Exhibit 4.1 for the Warrant Agreement between American Stock Transfer & Trust Company and the Company.

     10.2 Incorporated by reference from Exhibit #10.16 to the Form 10-K filed with the Securities and Exchange Commission on July 14, 1991 for the Sublease Agreement dated July 1, 1990 between Westcon Systems Corporation and the Company.

     10.3 Incorporated by reference from Exhibit #10.17 to the Form 10-K filed with the Securities and Exchange Commission on July 14, 1991 for the First Amendment of Sublease Agreement dated April 29, 1991 between Westcon Systems Corporation and the Company.

     10.4 Incorporated by reference from Exhibit #10.5 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1993 for the lease dated September 2, 1992 between Daniel S. Berman and Robert J. Berman, co-partners, and the Company.

     10.5 Incorporated by reference from Exhibit #10.5 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1995 for the Employment Agreement dated February 1, 1995 between Anthony P. Johns and the Company.

     10.6 Incorporated by reference from Exhibit #10.6 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1995 for the Employment Agreement dated February 1, 1995 between Mark H. Daugherty and the Company.

     10.7 Incorporated by reference from Exhibit #10.7 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1995 for the Employment Agreement dated February 1, 1995 between Alvin B. Gentzler and the Company.

     10.8 Incorporated by reference from Exhibit #10.9 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1995 for the Commercial Security Agreement dated June 1, 1995 between PNC Bank, National Association and the Company.

     10.9 Incorporated by reference from Exhibit #1 to the 1995 Proxy filed with the Securities and Exchange Commission on October 6, 1995 for the Company's Stock Option and Restricted Stock Plan.

     10.10 Copy of Promissory Note dated September 29, 1995 between PNC Bank, NA and the Company.

     10.11 Copy of Promissory Note dated December 28, 1995 between PNC Bank, NA and the Company.

     10.12 Copy of Commercial Security Agreement dated June 1, 1996 between PNC Bank, NA and the Company.

     10.13 Copy of Promissory Note dated June 1, 1996 between PNC Bank, NA and the Company.

     21.1  List of Subsidiaries of CTI Group (Holdings) Inc. as of March 31,
1996.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CTI GROUP (HOLDINGS) INC.


                                             Anthony P. Johns /s/
                                             ---------------------------
Date: June 25, 1996                          Anthony P. Johns, President
                                             and Chief Executive Officer



Date: June 25, 1996                          Mark H. Daugherty /s/
                                             ---------------------------
                                             Mark H. Daugherty,
                                             Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   John D. Mazzuto /s/
                                   ----------------------------------
June 25, 1996                      John D. Mazzuto,
                                   Chairman of the Board of Directors


                                   Anthony P. Johns /s/
                                   ----------------------------------
 June 25, 1996                     Anthony P. Johns, President &
                                   Chief Executive Officer,
                                   Member of Board of Directors


                                   Francis O. Hunnewell /s/
                                   ----------------------------------
June 25, 1996                      Francis O. Hunnewell,
                                   Member of Board of Directors


                                   Mark H. Daugherty /s/
                                   ----------------------------------
June 25, 1996                      Mark H. Daugherty,
                                   Chief Financial Officer,
                                   Member of Board of Directors


                                   Rupert D. Armitage /s/
                                   -----------------------------------
June 25, 1996                      Rupert D. Armitage,
                                   Member of Board of Directors