Form 10QSB
period 1996-06-30
CTI GROUP HOLDINGS INC
filed 1996-08-13
CIK 355627

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
               ---------------------------------------------------


                                       Form 10 - QSB

    (Mark One)
    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996


    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT OF 1934
    For the transition period from ___________ to ___________

    Commission file number  0(10560)


                              CTI Group (Holdings) Inc.
- --------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


    Delaware                                       51(0308583)
- -----------------------------------------   -------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484
- --------------------------------------------------------------------------------
     (Address of principal executive offices; zip code)

Issuer's telephone number, including area code (610) 666(1700)

                                    Not Applicable
- --------------------------------------------------------------------------------
         (Former name, address, and  fiscal year)

    Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
    past 90 days.  Yes   X   No
                        ----      ----

    The number of shares of common stock, par value $.01, outstanding as of
    August 7, 1996 was:      5,431,756

    CTI Group (Holdings) Inc.
    Consolidated Balance Sheet

                                               June 30,            March 31,
                                                 1996                1996
                 ASSETS                     -------------       -------------
                                               (Unaudited)
Current assets:

  Cash and cash equivalents                   $   102,300         $   288,870

  Receivables:

    Trade, less allowance for doubtful
      accounts of $51,300 at June 30,
      1996 and $60,000 at March 31, 1996          680,500             802,410

  Note receivable - current                         3,110                ----

  Inventories                                      28,640              19,450

  Prepaid expenses                                 41,370              26,590
                                            -------------       -------------

         Total current assets                     855,920           1,137,320
                                            -------------       -------------

  Note receivable - non-current                     6,890                ----

Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $385,670 at June 30, 1996 and
  $371,410 at March 31, 1996                      252,840             246,300

Computer software, net of accumulated
  amortization of $1,178,140 at June 30,
  1996 and $1,149,790 at March 31, 1996           800,070             694,260

Other assets                                       29,450              29,380
                                            -------------       -------------
                                            $   1,945,170       $   2,107,260
                                            -------------       -------------
                                            -------------       -------------

     CTI Group (Holdings) Inc.
    Consolidated Balance Sheet
                                               June 30,            March 31,
                                                 1996               1996
LIABILITIES and STOCKHOLDERS' EQUITY        -------------       -------------
                                               (Unaudited)
Current liabilities:

 Current portion of long-term debt             $   11,600          $   28,710

 Accounts payable                                 333,850             450,820

 Accrued commissions and other compensation        31,670              52,600

 Other accrued expenses                           196,120             217,830

 Deferred revenue                                 177,510             209,390
                                            -------------       -------------
         Total current liabilities                750,750             959,350
                                            -------------       -------------
Long-term debt, less current portion               31,720              34,720
                                            -------------       -------------
Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01; 10,000,000
   shares authorized; 5,572,006 shares
   issued at June 30, 1996 and 5,522,006
   shares issued at March 31, 1996                 55,720              55,220

 Capital in excess of par value                 7,248,230           7,214,730

 Accumulated deficit                           (5,730,030)         (5,745,510)

 Cumulative translation adjustment                 (4,820)             (4,850)
                                            -------------       -------------
                                                1,569,100           1,519,590
Less - Treasury stock, 140,250 shares at
       March  31, 1996 and June 30, 1996
       at cost                                   (406,400)           (406,400)
                                            -------------       -------------
   Total stockholders' equity                   1,162,700           1,113,190
                                            -------------       -------------
                                            $   1,945,170       $   2,107,260
                                            -------------       -------------
                                            -------------       -------------

     CTI Group (Holdings) Inc.
      Statement of Operations                       Three Months Ended
                                                         June 30,
(Unaudited)                                 ----------------------------------
                                                   1996               1995
                                                   ----               ----
Net sales                                     $   901,820       $   1,033,180
                                            -------------       -------------
Costs and expenses:
 Cost of sales (exclusive of depreciation         386,590             460,780
   and amortization)
 Selling, general and administrative expenses     456,940             453,510
 Depreciation and amortization                     42,620              60,080
 Interest income, net of interest expense of
   $680 and $400 in 1996 and 1995,
   respectively                                    (1,920)             (1,420)
                                            -------------       -------------
                                                  884,230             972,950
                                            -------------       -------------

Income before income taxes                         17,590              60,230

Income tax provision                                2,110               5,460
                                            -------------       -------------
        Net income                             $   15,480          $   60,230
                                            -------------       -------------
                                            -------------       -------------

Net income per common share                      $   0.00            $   0.01
                                            -------------       -------------
                                            -------------       -------------

Weighted average common shares outstanding      5,398,423           5,121,756
                                            -------------       -------------
                                            -------------       -------------

          CTI Group (Holdings) Inc.                 Three Months Ended
    Consolidated Statement of Cash Flows              June 30,
               (Unaudited)                       ------------------------------
                                                   1996                1995
                                                   ----                ----
Cash Provided By (Used In):
 Operating activities:
  Net Income                                    $    15,480         $    54,770
                                                 ----------          ----------
Adjustments to reconcile net income to
  cash provided by (used in) operations:
   Depreciation and amortization                     42,620              60,080
   Provision for doubtful accounts                   (8,700)            (10,000)
   Issuance of stock option                          24,000                ---
  Changes in Operating Working Capital:
   Decrease (increase) in receivables, trade        130,610             (64,370)
   Increase in note receivable                      (10,000)               ---
   Decrease (increase) in inventories                (9,190)             20,770
   Increase in prepaid expenses                     (14,780)             (8,480)
   (Decrease) increase in accounts payable         (116,970)             10,890
   Decrease in accrued commissions and
    other compensation                              (20,930)             (4,240)
   Decrease in other accrued expenses               (21,710)           (117,910)
   Decrease in deferred revenue                     (31,880)            (38,210)
                                                 ----------          ----------
Total adjustments                                   (36,930)           (171,470)
                                                 ----------          ----------
     Total operating activities                     (21,450)           (116,700)
                                                 ----------          ----------

Investing Activities:
  Increase in other assets                              (70)             (4,050)
  Additions to equipment and leasehold
   improvements                                     (20,810)            (39,470)
  Additions to computer software                   (134,160)            (22,450)
                                                 ----------          ----------
   Total investing activities                      (155,040)            (65,970)
                                                 ----------          ----------

  Financing Activities:
   Repayment of debt                                (20,110)            (16,080)
   Stock issuance via exercise of stock option       10,000                ---
                                                 ----------          ----------
    Total financing activities                      (10,110)            (16,080)
                                                 ----------          ----------

Decrease in cash and cash equivalents              (186,600)           (198,750)
Effect of exchange rates on cash                         30                ---
Cash and cash equivalents, at beginning
   of period                                        288,870             570,310
                                                 ----------          ----------
Cash and cash equivalents, at end of period     $   102,300         $   371,560
                                                 ----------          ----------
                                                 ----------          ----------

Supplemental disclosures:
 Cash paid during the year for:
  Interest                                              680                 400
  Taxes                                                ---               11,180

                              CTI Group (Holdings) Inc.

               Notes to Consolidated Financial Statements

               (Unaudited)


     NOTE 1 - The consolidated balance sheet as of June 30, 1996, the statement of operations for the three months ended June 30, 1996 and 1995, and the statement of cash flows for the three months ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and statement of cash flows at June 30, 1996 have been made. The results of operations for interim periods are not necessarily indicative of the results for the full year.

     NOTE 2 - Inventories are stated at the lower of cost or market determined principally by the first-in, first-out (FIFO) method. Substantially all inventory consists of equipment purchased for resale and repair parts.

     NOTE 3 - Income per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Per share computations do not assume the exercise of stock options outstanding because such exercises would not be dilutive.

     NOTE 4 - Certain reclassifications have been made to the comparative June 30, 1995 data to conform to the current years presentations.

ITEM 2
- ------

     Management's Discussion and Analysis
         or Plan of Operation

     RESULTS OF OPERATIONS

      Net sales for the three months ended June 30, 1996 decreased $131,360 (13%) from the same period in the prior year. Service bureau revenue decreased approximately $73,000 (9%) while licensed software sales decreased approximately $58,000 (32%). The decrease in service bureau revenues was the result of a lower level of equipment sales of approximately $130,000 which was offset by an increase in the Company's recurring service bureau revenues of approximately $57,000. Until the Company is able to re-engineer its telemanagement licensed software product, management expects to continue to have declining revenues of its telemanagement licensed software products. The revenues being generated by its current product are mainly the result of recurring maintenance and renewal fees.

      Cost of sales decreased $74,190 (16%) for the three months ended June 30, 1996 as compared to the prior year period. Cost of sales was 43% of sales for the three months ended June 30, 1996 as compared to 45% of sales for the prior year period. The overall reduction in cost of sales was primarily due to the lower level of equipment sales. Certain production costs have increased in direct relation to the rise in service bureau reveneus. However, because of the higher profit margin on the Company's service bureau and licensed software revenues, versus equipment sales, the overall profit margin has increased.

      Selling, general and administrative expenses (S, G & A) increased $3,430 (1%) for the three months ended June 30, 1996. S, G & A was 51% of sales for the three months ended June 30, 1996 as compared to 45% of sales for the prior year period. The Company has been marketing its Neptune billing software during the quarter ended June 30, 1996 in preparation for its general release which occured in June 1996. Based upon the level of activity generated from this marketing effort management anticipates the Company to begin generating revenues during the quarter ending September 1996 from its Neptune product.

      Depreciation and amortization expense decreased $17,460 (29%) from the same period in the prior year. The reduction is primarily the result of the Company's ITMS III Telemanagement Software being fully amortized as of March 31, 1996.

     LIQUIDITY AND CAPITAL RESOURCES

      Working capital at June 30, 1996 was $105,170, a decrease of $72,800 from the March 31, 1996 working capital of $177,970. The working capital ratio was 1.14 to 1 as of June 30, 1996 and 1.19 to 1 as of March 31, 1996. Working capital decreased as the result of the Company using some of its cash reserves to continue to invest in modernizing its proprietary software products and equipment needs. The Company's bank has extended the maturity of the Company's $200,000 revolving line of credit to July 31, 1997. The bank has also provided the Company with a $50,000 line of credit to be used as needed for equipment purchases. As a result of the availability of these funds and the Company's current operating position, management believes its working capital is adequate to fund its operations for the foreseeable future.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
  None

ITEM 2 - CHANGES IN SECURITIES
  None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
  Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  There were no matters submitted for a vote of security holders during the three months ended June 30, 1996.

ITEM 5 - OTHER INFORMATION
  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits - None
  (b) Form 8-K
      None filed in the three months ended June 30, 1996.

Pursuant on the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


8/9/96                                  /s/ A. P. Jones
- -----------------                       ---------------------------------
   Date                                 Anthony P. Jones
                                        President & Chief Executive Officer


8/9/96                                  /s/ Mark H. Daugherty
- -----------------                       ---------------------------------
   Date                                 Mark H. Daugherty
                                        Chief Financial Officer