Form 10QSB
period 1996-09-30
CTI GROUP HOLDINGS INC
filed 1996-11-13
CIK 355627

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
          -----------------------------------------------------------
                                  Form 10-QSB

(Mark One)

/X/           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

/ /           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

                                Not Applicable
--------------------------------------------------------------------------------
                    (Former name, address, and fiscal year)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----

The number of shares of common stock, par value $.01, outstanding as of
November 8, 1996 was:   5,491,756

                           CTI Group (Holdings) Inc.
                           Consolidated Balance Sheet


                                                     September 30,   March 31,
                                                         1996          1996
                   ASSETS                            -------------  ----------
                                                      (Unaudited)
Current assets:

  Cash and cash equivalents                          $  297,810     $  288,870

  Receivables:

    Trade, less allowance for doubtful
      accounts of $50,000 at September 30,
      1996 and $60,000 at March 31, 1996                411,470        802,410

  Inventories                                            33,820         19,450

  Prepaid expenses                                       40,620         26,590
                                                     ----------     ----------
         Total current assets                           783,720      1,137,320
                                                     ----------     ----------

Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $404,560 at September 30, 1996 and
  $371,410 at March 31, 1996                            234,180        246,300

Computer software, net of accumulated
  amortization of $1,219,710 at September 30,
  1996 and $1,149,790 at March 31, 1996                 877,140        694,260

Other assets                                             39,480         29,380
                                                     ----------     ----------
                                                     $1,934,520     $2,107,260
                                                     ----------     ----------
                                                     ----------     ----------

                           CTI Group (Holdings) Inc.
                           Consolidated Balance Sheet


                                                     September 30,    March 31,
                                                         1996           1996
    LIABILITIES and STOCKHOLDERS' EQUITY             -------------  ------------
                                                      (Unaudited)
Current liabilities:

 Current portion of long-term debt                    $   10,840    $    28,710

 Accounts payable                                        323,960        450,820

 Accrued commissions and other compensation               12,090         52,600

 Other accrued expenses                                  186,090        217,830

 Deferred revenue                                        198,630        209,390
                                                     -----------    -----------
         Total current liabilities                       731,610        959,350
                                                     -----------    -----------
Long-term debt, less current portion                      29,690         34,720
                                                     -----------    -----------
Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01; 10,000,000
   shares authorized; 5,572,006 shares
   issued at September 30, 1996 and 5,522,006
   shares issued at March 31, 1996                        55,720         55,220

 Capital in excess of par value                        7,274,460      7,214,730

 Accumulated deficit                                  (5,744,990)    (5,745,510)

 Cumulative translation adjustment                        (5,570)        (4,850)
                                                     -----------    -----------
                                                       1,579,620      1,519,590
Less - Treasury stock, 140,250 shares at
       September 30, 1996 and March 31, 1996
       at cost                                          (406,400)      (406,400)
                                                     -----------    -----------
   Total stockholders' equity                          1,173,220      1,113,190
                                                     -----------    -----------
                                                     $ 1,934,520    $ 2,107,260
                                                     -----------    -----------
                                                     -----------    -----------

                           CTI Group (Holdings) Inc.
                            Statement of Operations

                                  (Unaudited)

                                                                          Six Months Ended
                                                                            September 30,
                                                                       -----------------------
                                                                          1996         1995
                                                                          ----         ----
Net sales                                                              $1,783,830   $2,136,380
                                                                       ----------   ----------
Cost and expenses:
  Cost of sales (exclusive of depreciation and amortization)              761,970      945,850
  Selling, general and administrative expenses                            907,910      897,840
  Depreciation and amortization                                           102,930      123,550
  Interest income, net of interest expense of
   $1,990 and $800 in 1996 and 1995, respectively                          (3,110)      (5,950)
                                                                       ----------   ----------
                                                                        1,769,700    1,961,290
                                                                       ----------   ----------
Income before income taxes                                                 14,130      175,090

Income tax provision                                                       13,610       19,200
                                                                       ----------   ----------
    Net income                                                         $      520   $  155,890
                                                                       ----------   ----------
                                                                       ----------   ----------
Net income per common share                                            $     0.00   $     0.03
                                                                       ----------   ----------
                                                                       ----------   ----------
Weighted average common shares outstanding                              5,415,089    5,131,756
                                                                       ----------   ----------
                                                                       ----------   ----------

                           CTI Group (Holdings) Inc.
                            Statement of Operations

                                  (Unaudited)

                                                                         Three Months Ended
                                                                            September 30,
                                                                       -----------------------
                                                                          1996         1995
                                                                          ----         ----
Net sales                                                              $  882,010   $1,103,200
                                                                       ----------   ----------
Costs and expenses:
  Cost of sales (exclusive of depreciation
   and amortization)                                                      375,380      485,070
  Selling, general and administrative expenses                            450,970      444,330
  Depreciation and amortization                                            60,310       63,470
  Interest income, net of interest expense of
   $1,310 and $400 in 1996 and 1995, respectively                          (1,190)      (4,530)
                                                                       ----------   ----------
                                                                          885,470      988,340
                                                                       ----------   ----------
Income (loss) before income taxes                                          (3,460)     114,860

Income tax provision                                                       11,500       13,740
                                                                       ----------   ----------
    Net income (loss)                                                  $  (14,960)  $  101,120
                                                                       ----------   ----------
                                                                       ----------   ----------
Net income (loss) per common share                                     $     0.00   $     0.02
                                                                       ----------   ----------
                                                                       ----------   ----------
Weighted average common shares outstanding                              5,431,756    5,131,756
                                                                       ----------   ----------
                                                                       ----------   ----------

                           CTI Group (Holdings) Inc.
                      Consolidated Statement of Cash Flows

                                  (Unaudited)

                                                                         Six Months Ended
                                                                           September 30,
                                                                       ---------------------
                                                                         1996         1995
                                                                         ----         ----
Cash Provided By (Used in):
  Operating activities:
    Net income                                                         $     520   $ 155,890
                                                                       ---------   ---------
      Adjustments to reconcile net income to cash
       provided by (used in) operations:
        Depreciation and amortization                                    102,930     123,550
        Provision for doubtful accounts                                  (10,000)    (18,000)
        Issuance of stock options                                         50,230          --
      Changes in Operating Working Capital:
        Decrease (increase) in receivables, trade                        400,940    (142,490)
        Decrease (increase) in inventories                               (14,370)     13,540
        Increase in prepaid expenses                                     (14,030)    (25,940)
        (Decrease) increase in accounts payable                         (126,860)    128,940
        (Decrease) increase in accrued commissions and
         other compensation                                              (40,510)      7,090
        Decrease in other accrued expenses                               (31,740)    (93,740)
        Decrease in deferred revenue                                     (10,760)    (69,820)
                                                                       ---------   ---------
    Total adjustments                                                    305,830     (76,870)
                                                                       ---------   ---------
          Total operating activities                                     306,350      79,020
                                                                       ---------   ---------
    Investing Activities:
      Decrease (increase) in other assets                                (10,100)      2,750
      Additions to equipment and leasehold improvements                  (20,890)    (63,620)
      Additions to computer software                                    (252,800)   (166,410)
                                                                       ---------   ---------
        Total investing activities                                      (283,790)   (227,280)
                                                                       ---------   ---------
    Financing Activities:
      Repayment of debt                                                  (22,900)    (16,080)
      Proceeds from bank borrowings                                           --      24,000
      Stock issuance via exercise of stock option                         10,000          --
                                                                       ---------   ---------
        Total financing activities                                       (12,900)      7,920
                                                                       ---------   ---------
  Effect of exchange rate changes on cash                                   (720)     (3,200)
  (Decrease) increase in cash and cash equivalents                         9,660    (140,340)
  Cash and cash equivalents, at beginning of period                      288,870     570,310
                                                                       ---------   ---------
  Cash and cash equivalents, at end of period                          $ 297,810   $ 426,770
                                                                       ---------   ---------
                                                                       ---------   ---------
Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                               3,270         800
    Taxes                                                                     --      20,560

                           CTI Group (Holdings) Inc.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

NOTE 1 -   The consolidated balance sheet as of September 30,
           1996, the statement of operations for the three and six months ended September 30, 1996 and 1995, and the statement of cash flows for the six months ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and statement of cash flows at September 30, 1996 have been made. The results of operations for interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - Inventories are stated at the lower of cost or market determined principally by the first-in, first-out (FIFO) method.
           Substantially all inventory consists of equipment purchased for resale and repair parts.

NOTE 3 - Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Per share computations do not assume the exercise of stock options outstanding because such exercises would not be dilutive.

NOTE 4 - Certain reclassifications have been made to the comparative September 30, 1995 data to conform to the current years presentations.

NOTE 5 - The Company has issued 105,000 stock options to its employees during the six months ended September 30, 1996. The option price ranges from $.60 to $.61. Accordingly the Company recorded compensation expense of $50,230. The options are exercisable upon date of grant and are for the term of 10 years from the date of grant.

NOTE 6 - In October, 1996 the Company granted 60,000 shares of common stock to certain employees. The stock vests over the period ending
           March 31, 1996, provided the employees remain in the continued employment of the Company.

ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OR PLAN OF OPERATION


RESULTS OF OPERATIONS

     Net sales for the six months ended September 30, 1996 decreased $352,550 (17%) from the same period in the prior year. Service bureau revenue decreased approximately $265,000 (14%) while licensed software sales decreased approximately $87,000 (29%). The decrease in service bureau revenues was primarily the result of fewer equipment sales of approximately $349,000 which was partially offset by an increase in the Company's recurring service bureau revenues of approximately $84,000. Until the Company is able to re-engineer its telemanagement licensed software product, management expects to continue to have declining revenues of its telemanagement licensed software products. The revenues being generated by its current product are mainly the result of recurring maintenance and license renewal fees.

     Cost of sales decreased $183,880 (19%) for the six months ended September 30, 1996 as compared to the prior year period. Cost of sales was 43% of sales for the six months ended September 30, 1996 as compared to 44% of sales for the prior year period. The overall decrease in cost of sales was due to the reduction in costs associated with the lower level of equipment sales. Production costs have increased in direct relation to the rise in service bureau reveneus.

     Selling, general and administrative expenses (S, G & A) increased $10,070 (1%) for the six months ended September 30, 1996. S, G & A was 51% of sales for the six months ended September 30, 1996 as compared to 42% of sales for the prior year period. The percentage increase in S, G & A expenses in 1996 as compared to 1995 is the direct result of the lower sales volumes during the comparable periods. The Company's cost structure for its S, G & A expenses is relatively fixed in nature. Therefore any change in the level of sales results in a corresponding fluctuation in S, G & A expenses as a percentage of sales. The Company has been marketing its Neptune billing software during the six months ended September 30, 1996. Consequently, the Company has received its first orders for its Neptune billing software during the quarter ended September 30, 1996. These orders will begin generating revenues during the quarter ending December 31, 1996. Additionally, the Company has received new orders for its Neptune billing software subsequent to the quarter ended September 30, 1996.

     Depreciation and amortization expense decreased $20,620 (17%) from the same period in the prior year. The reduction is primarily the result of the Company's ITMS III Telemanagement Software being fully amortized as of March 31, 1996. However during the quarter ended September 30, 1996, the Company has begun amortizing the development costs associated with its Neptune billing software product.

     During the quarter ended September 30, 1996 the Company announced the loss of a major customer. This customer accounted for 32% of sales for the quarter ended September 30, 1996. As the result of this loss the Company instituted a financial model to assist in maintaining a neutral cash position until an expected revenue recovery arrives early next year. The financial model, a six-month plan, included a reduction in payroll of approximately 27% while maintaining the full capacity of the Company's workforce affiliated with the Neptune product. Based upon the present orders the Company has received combined with the level of market interest, management believes the financial model will be successful.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 1996 was $52,110, a decrease of $125,860 from the March 31, 1996 working capital of $177,970. The working capital ratio was 1.07 to 1 as of September 30, 1996 and 1.19 to 1 as of March 31, 1996. Working capital decreased as the result of the Company using some of its cash reserves to continue to invest in modernizing its proprietary software products and equipment needs. The Company's bank has extended the maturity of the Company's $200,000 revolving line of credit to July 31, 1997. The bank has also provided the Company with a $50,000 line of credit to be used as needed for equipment purchases. As a result of the availability of these funds, the new sales being generated and the Company's current operations position, management believes its working capital is adequate to fund its operations for the foreseeable future.

Part II - Other Information
---------------------------

ITEM 1 - Legal Proceedings
--------------------------
  None

ITEM 2 - Changes in Securities
------------------------------
  None

ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
  Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  There were no matters submitted for a vote of security holders during the six months ended September 30, 1996.

ITEM 5 - Other Information
--------------------------
  None

ITEM 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
  (a) Exhibits - None
  (b) Form 8-K
      None filed in the six months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     11/12/96                            /s/ Anthony P. Johns
-------------------                     ------------------------
       Date                             Anthony P. Johns
                                        President & Chief Executive Officer


      11/12/96                          /s/ Mark H. Daugherty
-------------------                     ------------------------
        Date                            Mark H. Daugherty
                                        Chief Financial Officer