Form 10QSB
period 1996-12-31
CTI GROUP HOLDINGS INC
filed 1997-02-13
CIK 355627

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                              -----------------
                                Form 10 - QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  0-10560


                          CTI Group (Holdings) Inc.
                              -----------------
       (Exact name of small business issuer as specified in its charter)


                   Delaware                       51-0308583
      -------------------------------         -------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)


         901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484
                              -----------------
             (Address of principal executive offices; zip code)


        Issuer's telephone number, including area code (610) 666-1700

                                Not Applicable
                              -----------------
                   (Former name, address, and  fiscal year)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ---

The number of shares of common stock, par value $.01, outstanding as of January 31, 1997 was: 6,390,314

                            CTI Group (Holdings) Inc.
                           Consolidated Balance Sheet
                                    ASSETS

                                                 December 31,   March 31,
                                                     1996         1996
                                                 ------------   ---------
                                                  (Unaudited)

Current assets:

  Cash and cash equivalents                        $ 66,510      $ 288,870

  Receivables:

    Trade, less allowance for doubtful
      accounts of $50,000 at December 31,
      1996 and $60,000 at March 31, 1996            576,340        802,410

  Inventories                                        34,730         19,450

  Prepaid expenses                                   63,960         26,590
                                                 ----------     ----------
         Total current assets                       741,540      1,137,320
                                                 ----------     ----------
Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $421,980 at December 31, 1996 and
  $371,410 at March 31, 1996                        222,800        246,300

Computer software, net of accumulated
  amortization of $1,254,660 at December 31,
  1996 and $1,149,790 at March 31, 1996             941,380        694,260

Other assets                                         39,850         29,380
                                                 ----------     ----------
                                                 $1,945,570     $2,107,260
                                                 ----------     ----------
                                                 ----------     ----------

                          CTI Group (Holdings) Inc.
                          Consolidated Balance Sheet
                     LIABILITIES and STOCKHOLDERS' EQUITY

                                                 December 31,   March 31,
                                                     1996         1996
                                                 ------------   ---------
                                                  (Unaudited)

Current liabilities:

 Current portion of long-term debt                    $ 7,990       $ 28,710

 Accounts payable                                     262,270        450,820

 Accrued commissions and other compensation            14,090         52,600

 Other accrued expenses                               214,780        217,830

 Deferred revenue                                     218,960        209,390
                                                  -----------     ----------
         Total current liabilities                    718,090        959,350
                                                  -----------     ----------
Long-term debt, less current portion                   29,690         34,720
                                                  -----------     ----------
Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01; 10,000,000
   shares authorized; 5,735,564 shares
   issued at December 31, 1996 and 5,522,006
   shares issued at March 31, 1996                    57,360         55,220

 Capital in excess of par value                    7,349,830      7,214,730

 Accumulated deficit                              (5,797,720)    (5,745,510)
                                                 -----------     ----------
                                                   1,609,470      1,524,440

 Equity adjustment from foreign currency
   translation                                        (5,280)        (4,850)

Less - Treasury stock, 140,250 shares at
       December 31, 1996 and March 31, 1996
       at cost                                      (406,400)      (406,400)
                                                 -----------     ----------
   Total stockholders' equity                      1,197,790      1,113,190
                                                 -----------     ----------
                                                 $ 1,945,570    $ 2,107,260
                                                 -----------    -----------
                                                 -----------    -----------

                            CTI Group (Holdings) Inc.
                             Statement of Operations
                                   (Unaudited)

                                                     Nine Months Ended
                                                       December 31,
                                                 --------------------------
                                                     1996          1995
                                                 -----------    -----------
Net sales                                        $ 2,529,650    $ 3,266,390
                                                 -----------    -----------
Costs and expenses:
 Cost of sales (exclusive of depreciation          1,110,380      1,435,900
   and amortization)
 Selling, general and administrative expenses      1,306,210      1,385,830
 Depreciation and amortization                       154,460        184,990
 Interest income, net of interest expense of
   $2,850 and $1,720 in 1996 and 1995,
   respectively                                       (3,770)        (9,660)
                                                 -----------    -----------
                                                   2,567,280      2,997,060
                                                 -----------    -----------

Income (loss) before income taxes                    (37,630)       269,330

Income tax provision                                  14,580         30,100
                                                 -----------    -----------
        Net income (loss)                          $ (52,210)     $ 239,230
                                                 -----------    -----------
                                                 -----------    -----------


Net income (loss) per common share                   $ (0.01)        $ 0.04
                                                 -----------    -----------
                                                 -----------    -----------
Weighted average common shares outstanding         5,449,309      5,326,200
                                                 -----------    -----------
                                                 -----------    -----------
                                       4

                            CTI Group (Holdings) Inc.
                             Statement of Operations
                                   (Unaudited)
                                                    Three Months Ended
                                                       December 31,
                                                 --------------------------
                                                     1996           1995
                                                 -----------    -----------
Net sales                                        $ 745,820     $ 1,130,010
                                                 -----------    -----------
Costs and expenses:
 Cost of sales (exclusive of depreciation          348,410         490,050
   and amortization)
 Selling, general and administrative expenses      398,300         487,990
 Depreciation and amortization                      51,530          61,440
 Interest income, net of interest expense of
   $860 and $920 in 1996 and 1995,
   respectively                                       (660)         (3,710)
                                                 -----------    -----------
                                                   797,580       1,035,770
                                                 -----------    -----------

Income (loss) before income taxes                  (51,760)         94,240

Income tax provision                                   970          10,900
                                                 -----------    -----------
        Net income (loss)                        $ (52,730)       $ 83,340
                                                 -----------    -----------
                                                 -----------    -----------
Net income (loss) per common share                 $ (0.01)         $ 0.02
                                                 -----------    -----------
                                                 -----------    -----------
Weighted average common shares outstanding       5,517,747       5,381,756
                                                 -----------    -----------
                                                 -----------    -----------
                                       5

                                 CTI Group (Holdings) Inc.
                            Consolidated Statement of Cash Flows
                                        (Unaudited)




                                                                                                           Nine Months Ended
                                                                                                              December 31,
                                                                                                      ----------------------------
                                                                                                         1996             1995
                                                                                                      ----------       -----------
Cash Provided By (Used In):
  Operating activities:
    Net Income                                                                                        $ (52,210)        $ 239,230
                                                                                                      ---------        ----------
      Adjustments to reconcile net income to cash
       provided by (used in) operations:
        Depreciation and amortization                                                                   154,460           184,990
        Provision for doubtful accounts                                                                 (10,000)          (18,000)
        Issuance of stock options                                                                        50,230              --
        Issuance of stock                                                                                77,010            28,250
      Changes in Operating Working Capital:
        Decrease (increase) in receivables, trade                                                       236,070          (254,600)
        Decrease (increase) in inventories                                                              (15,280)           19,670
        Decrease (increase) in prepaid expenses                                                         (37,370)            1,750
        (Decrease) increase in accounts payable                                                        (188,550)          175,490
        (Decrease) increase in accrued commissions and
          other compensation                                                                            (38,510)            5,160
        Decrease in other accrued expenses                                                               (3,050)         (191,040)
        (Decrease) increase in deferred revenue                                                           9,570           (69,820)
                                                                                                      ----------       -----------
      Total adjustments                                                                                 234,580          (118,150)
                                                                                                      ----------       -----------
            Total operating activities                                                                  182,370           121,080
                                                                                                      ----------       -----------
    Investing Activities:
      Decrease (increase) in other assets                                                               (10,470)           16,900
      Additions to equipment and leasehold improvements                                                 (26,090)          (78,290)
      Additions to computer software                                                                   (351,990)         (290,090)
                                                                                                      ----------       -----------
        Total investing activities                                                                     (388,550)         (351,480)
                                                                                                      ----------       -----------
    Financing Activities:
      Repayment of debt                                                                                 (25,750)          (17,350)
      Proceeds from bank borrowings                                                                          --            50,000
      Stock issuance via exercise of stock option                                                        10,000                --
                                                                                                      ----------       -----------
        Total financing activities                                                                      (15,750)           32,650
                                                                                                      ----------       -----------
  Effect of exchange rate changes on cash                                                                  (430)           (4,490)
  Decrease in cash and cash equivalents                                                                (221,930)         (197,750)
  Cash and cash equivalents, at beginning of period                                                     288,870           570,310
                                                                                                      ----------       -----------
  Cash and cash equivalents, at end of period                                                          $ 66,510         $ 368,070
                                                                                                      ----------       -----------
                                                                                                      ----------       -----------
  Supplemental disclosures:
    Cash paid during the year for:
      Interest                                                                                            2,850             1,720
      Taxes                                                                                                 760            34,470


                           CTI Group (Holdings) Inc.

                 Notes to Consolidated Financial Statements

                                (Unaudited)

NOTE 1 - The consolidated balance sheet as of December 31, 1996, the statement of operations for the three and nine months ended December 31, 1996 and 1995, and the statement of cash flows for the nine months ended December 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and statement of cash flows at December 31, 1996 have been made. The results of operations for interim periods are not necessarily indicative of the results for the full year.

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

NOTE 4 - Certain reclassifications have been made to the comparative December 31, 1995 data to conform to the current years presentations.

NOTE 5 - The Company issued 105,000 stock options to its employees during the six months ended September 30, 1996. The option price ranges from $.60 to $.61. Accordingly the Company recorded compensation expense of $50,230. The options are exercisable upon date of grant and are for the term of 10 years from the date of grant.

NOTE 6 - During the quarter ended December 31, 1996 the Company issued 139,708 shares of common stock of the Company to certain employees. The stock vests over the period ending March 31, 1997, provided the employees remain in the continued employment of the Company. Accordingly the Company recorded compensation expense of $69,850 based upon the average of the bid and ask price of the Company's stock on December 31, 1996

NOTE 7 - During the quarter ended December 31, 1996 the Company issued 23,850 shares of common stock of the Company, in lieu of cash, as a finders fee for the acquisition of Soft-Com, Inc. The Company signed the Acquisition Agreement in December 1996 and finalized the transaction on January 2, 1997. Accordingly, the Company recorded expense in the amount of $7,160.

NOTE 8 - In December 1996 the Company signed an acquisition agreement to purchase all the outstanding stock of Soft-Com, Inc. The Company purchased Soft-Com, Inc. for a straight equity consideration equivalent to approximately 12.5% of the combined companies outstanding stock. The transaction was finalized on January 2, 1997 upon filing the appropriate papers with the State of Delaware.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
STATEMENTS

This report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). The Company is including this statement for the express purpose of availing itself of the protections of the PSLRA safe harbor with respect to forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

The Company's ability to predict projected results or to predict the effect of any other pending events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to consider carefully specific factors, including competition for products and customers; the risks of doing business abroad; the uncertainty of developing or obtaining rights to new products that will be accepted by the market; the limited market life of the Company's products; the effects of government regulations and other factors discussed herein, because such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

ITEM 2

       Management's Discussion and Analysis
              or Plan of Operation

Results of Operations

  Net sales for the nine months ended December 31, 1996 decreased $736,740 (23%) from the same period in the prior year. Included in this reduction was a decline in the Company's sales associated with its telemanagement service bureau products which decreased
$289,790 (20%) from the same period in the prior year. The reduction was primarily the result of a major customer cancellation in September 1995. This customer had sales of $230,050 (16%) of the telemanagement service bureau sales for the nine months ended
December 31, 1995.

  Sales associated with the Company's billing products decreased $413,970 (30%) from the same period in the prior year. Equipment sales, associated with billing service customers, decreased by approximately $573,000 which amount was partially offset by an increase in the Company's recurring billing service sales of approximately $163,000. In August 1996 the Company announced the termination of one of its major billing service customers effective September 1996. This customer had billing service sales of $575,880 (58%) for the nine months ended December 31, 1996 as compared to $949,730 (68%) for the same period in the prior year.

  Sales associated with the Company's telemanagement licensed software products decreased $32,980 (8%) from the same period in the prior year. This reduction was the result of the Company's inability to effectively compete in the telemanagement licensed software market segment due to its antiquated product offering through the third fiscal quarter. The Company's telemanagement licensed software product offering was a legacy based DOS application.
Potential customers, in this market segment, are demanding a Windows based product. On January 2, 1997 the Company acquired
Soft-Com, Inc., a privately-held New York based telemanagement company. Soft-Com offers state-of-the-art Windows based telemanagement software products.

  Cost of sales decreased $325,520 (23%) for the nine months ended December 31, 1996 as compared to the prior year period. Cost of sales was 44% of sales for the nine months ended December 31, 1996 and 1995. Equipment costs decreased by approximately
$296,000 as a result of the reduction in equipment sales. Production costs decreased by approximately $88,000 as a result of the loss in service bureau revenues. These reductions were offset by increases in expensse related non-cash compensation, totaling approximately $58,000, given to certain employees of the Company in the form of Stock Options and Stock Grants.

  Selling, general and administrative expenses (S, G & A) decreased $79,620 (6%) for the nine months ended December 31, 1996. S, G & A was 52% of sales for the nine months ended December 31, 1996 as compared to 42% of sales for the prior year period. The percentage increase in S, G, & A expenses in 1996 as compared to 1995 is the direct result of the lower sales volumes during the comparable periods. The Company's cost structure for its S, G & A expenses is relatively fixed in nature. Therefore any change in the level of sales results in a corresponding fluctuation in S, G & A expenses is a percentage of sales. Commission expense decreased by approximately $83,000 as a result of a lower level of sales. Other S, G & A expenses decreased by approximately $66,000. These reductions were offset by non-cash compensation, totaling approximately $62,000, given to certain employees of the Company in the form of Stock Options and Stock Grants. Additionally, the Company recorded a non-cash expense of approximately $7,000 resulting from an issuance of stock, as payment of a finders fee, in connection with the acquisition of Soft-Com, Inc.

  Depreciation and amortization expense decreased $30,530 (17%) from the same period in the prior year. The reduction is primarily the result of the Company's ITMS III Telemanagement Software product being fully amortized as of March 31, 1996. However, during the quarter ended September 30, 1996, the Company began amortizing the development costs associated with its Neptune billing product.

  The Company commenced marketing its Neptune billing software during the nine months ended December 31, 1996 and has received several orders for the product during this period. The Company has installed and has begun generating revenue from some of the smaller customers during the quarter ended December 31, 1996. The remainder of the orders from small customers will be installed in the normal course of business. The Company has also received orders from larger customers. The installation of these orders will take place once final stress testing of the product is complete. The Company anticipates completing the stress testing during the fourth fiscal quarter and thereby to begin generating revenue from these larger customers from the beginning of the Company's next fiscal year.

  Upon consumation of the acquisition, on January 2, 1997, of Soft-Com, Inc., the Company began marketing the Soft-Com Windows based telemanagement licensed software product, Unity. The Company has received new customer orders for this product which should begin generating sales in the fourth quarter. Additionally, the Company will start marketing this product to its existing customer base. By marketing to its existing customer base, the Company expects to improve customer retention while generating additional sales.

  During the quarter ended September 30, 1996 the Company announced the loss of a major customer which had accounted for 23% of sales for the nine months ended December 31, 1996. As a result, the Company instituted a financial model to assist in maintaining a neutral cash position pending an anticipated revenue recovery. The financial model, a six-month plan, included a reduction in payroll of approximately 27% while maintaining the full capacity of the Company's workforce affiliated with the Neptune product. Although there can be no assurance, based upon the present orders the Company has received in conjunction with the past level of market interest in the Neptune product, management believes the financial model will be successful.

Liquidity and Capital Resources

  Working capital at December 31, 1996 was $23,450, a decrease of $154,520 from the March 31, 1996 working capital of $177,970. The working capital ratio was 1.03 to 1 as of December 31, 1996 and 1.19 to 1 as of March 31, 1996. Working capital decreased as the result of the Company's continued investment in its proprietary software billing products and equipment needs. The Company's bank has extended the maturity of the Company's $200,000 revolving line of credit to July 31, 1997. The bank has also provided the Company with a $50,000 line of credit for equipment purchases. As a result of the availability of these funds, the new sales being generated and the Company's current operating position, management believes its working capital is adequate to fund its operations for the foreseeable future.

Part II - Other Information

ITEM 1 - Legal Proceedings

  In September 1990 the Company, through the loss adjusting service of its former general liability insurance carrier, was advised of five Summons and Complaints filed in the Superior Court of Bergen County, New Jersey. The suit was filed on behalf of the Estates of five deceased plaintiffs who alleged that the failure of communications equipment used by the Hackensack Fire Department, and allegedly maintained by a subsidiary of the Company, impaired rescue operations while fighting a fire in Hackensack, New Jersey. Currently, plaintiffs' allegations have not supported the claim that the Company's subsidiary, who is the named insured under the above insurance policy, was involved in the maintenance of the communication equipment in question.

  In December 1996, two of the cases were settled. The Company's share of the settlements totaled $13,500. The Company's former general liability insurance carrier will bear the cost of these settlements. Further settlement discussions are to be held with the remaining claimants.

  As a result of both of these settlements, and after consulting with the Company's counsel and liability insurance carrier, it is the opinion of management that the final outcome of the above matter will not have a material effect, if any, on the financial statements of the Company.

ITEM 2 - Changes in Securities

  None

ITEM 3 - Defaults Upon Senior Securities

  Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders was held on October 15, 1996 at which time the following matters were voted on by the Shareholders: (1) the Shareholders elected Messrs. Anthony P. Johns, Francis O. Hunnewell, Rupert
D. Armitage and Mark H. Daugherty to serve as Directors of the Company until the next Annual Meeting of Shareholders and until their successors would be elected and would qualify; and (2) the Shareholders ratified the selection of Zelenkofske, Axelrod & Co., Ltd., as the Company's independent certified public accountants.

ITEM 5 - Other Information

  None

ITEM 6 - Exhibits and Reports on Form 8 - K

  (a) Exhibits - None
  (b) Form 8 - K

 The Company filed a Form 8 - K with the Securities and Exchange Commission on August 20, 1996 in connection with the contract termination of a major customer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 2/13/97                                 /s/ Anthony P. Johns
----------                               ----------------------------------
  Date                                   Anthony P. Johns
                                         President & Chief Executive Officer



 2/13/97                                 /s/ Mark H. Daugherty
----------                               ----------------------------------
  Date                                   Mark H. Daugherty
                                         Chief Financial Officer