Form 10KSB40
period 1997-03-31
CTI GROUP HOLDINGS INC
filed 1997-08-19
CIK 355627

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington DC 20549
                               FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1997.
OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _____________ to __________
    Commission file number 0-10560.

                         CTI Group (Holdings) Inc.
           ----------------------------------------------------
           (Exact name of Small Business Issuer in its charter)

                   DELAWARE                             51-0308583
      -------------------------------            ----------------------
      (State or other jurisdiction of                   (IRS Employer
       incorporation of organization)            Identification Number)

    901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA      l9484
    -----------------------------------------------------    ----------
         (Address of principal executive offices)            (Zip Code)

    Issuer's telephone number, including area code (610) 666-1700

    Securities registered under Section 12(b) of the Exchange Act: None

    Securities registered under Section 12(g) of the Exchange Act:

      Title of each class                   Name of each exchange on which
Common Stock, Par Value $.01 Per Share      registered            None

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X   .
   ------   ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment of this Form 10-KSB.   X
                                            ------

The Issuer's revenues for its most recent fiscal year were $3,223,290.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of August 8, 1997 was $973,863.

The number of shares of common stock outstanding as of August 8, 1997 was, 6,390,314.

                                   PART I


         ITEM 1.  DESCRIPTION OF BUSINESS

         A.  BUSINESS DEVELOPMENT


         The Company was incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware as of April 1, 1988 pursuant to a merger of the Company into a wholly-owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.

         In 1995, the Company restructured into a holding company. In January 1995, the Company established a Delaware corporation, CTI Data Solutions (USA) Inc. In May 1995, the Company established a UK-based company, CTI Data Solutions
    (International) Ltd.   In December 1995, the Company established
    a Delaware corporation, CTI Delaware Holdings, Inc. In January 1997 the Company completed an acquisition of Soft-Com Inc., a New York corporation, which was re-established as a Delaware
    corporation, CTI Soft-Com Inc.   These organizations are
    wholly-owned subsidiaries of the Company.

         CTI Data Solutions (USA) Inc. and CTI Soft-Com Inc. own all of the tangible assets and liabilities of the Company's U.S. operations and perform all of the necessary functions to conduct the Company's U.S. businesses. CTI Delaware Holdings, Inc. owns all of the intangible assets of the Company. CTI Delaware Holdings, Inc. has research and development royalty agreements between itself and both CTI Data Solutions (USA) Inc. and CTI Soft-Com Inc. These agreements provide CTI Delaware Holdings, Inc. with appropriate resources to develop the Company's proprietary software products while allowing CTI Data Solutions
    (USA) Inc. and CTI Soft-Com Inc. to market and use the software products to conduct business in their respective market sectors.

         CTI Data Solutions (International) Ltd. was formed to market the Company's products and services into the UK and European marketplaces. This subsidiary's operations were suspended in March 1997.

         The Company has two inactive subsidiaries, Plymouth
    Communications, Inc. and Telephone Budgeting Systems, Inc.

         The Company's executive offices are located at 901 South
    Trooper Road, Valley Forge, Pennsylvania 19482. The Company's telephone number is (610) 666-1700.


         B.  BUSINESS OF ISSUER

         The Company designs, develops, markets and supports software and services for managing telecommunications systems. The Company's two operating subsidiaries compete in complementary market sectors. CTI Data Solutions (USA) Inc. concentrates on billing solutions for providers of telecommunications services. CTI Soft-Com Inc. focuses on network management solutions for corporate users of telecommunications services. All of the Company's business relates to information processing; specifically, the collection, formatting and processing of electronic event records into data reporting instruments. The Company obtains its revenue from service bureau operations, software licensing and software maintenance agreements.

         CLIENTS. Billing products are marketed to providers of telecommunications services. Generally, clients are switched and switchless resellers of long-distance (includes international) voice and data services, who purchase services wholesale from IXCs (inter-exchange carriers) for resale to business and
    residential end-users.   Billing products are also available to
    wholesalers to bill their resellers. Since passage of the Telecommunications Act of 1996, CLECs (competitive local exchange carriers), ISPs (Internet service providers), cellular and PCS (personal communications systems) companies, cable television operators, utility companies and universities have become future candidates for the Company's billing products. The Company targets all types of telecommunications service providers pending advancement of technological capabilities by its own development efforts, by partnering with companies offering complementary technology and through acquisitions. (The Company works toward the capability to retrieve and process all forms of billable electronic event records.)

         Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment. The Company's clients include domestic Fortune 500 companies, mid-size and small companies, hospitals, universities and government agencies (local, county, state and federal).

         REVENUE GENERATION. The Company generates revenue through service bureau contracts, software licensing agreements and maintenance agreements supporting licensed software. Maintenance agreements are either on a time and material basis or full service agreements which are generally for periods of 12 months. The Company also generates revenue from invoice printing and mailing services which it subcontracts to third-party vendors.

         Service bureau contracts provide monthly recurring revenue. The Company has approximately 67 contracts (15 for billing services and 52 for telemanagement services) with original terms of up to 36 months. Many of these contracts are for multiple sites which equate to the Company processing data for approximately 161 separate locations. Generally, contracts of 12 to 36 months carry automatic 12-month renewals until canceled.

         For software licensing agreements on a direct distribution basis, payment terms are 50% deposit upon receipt of order and 50% balance upon installation which is normally completed within 60 days. Occasionally, larger software orders may require up to six months to complete custom software development and installation. For software licensing via distributor channels, payment terms are net 30. Approximately 4500 software licenses are in effect for telemanagement systems.

         The Company purchases data collection devices specifically designed for use with telecommunications switches and other hardware such as modems as are necessary to perform its business. The Company rents or resells such equipment to end-users.

         SALES CHANNELS. All sales for billing software and services are Company direct. Telemanagement product sales use direct and distributor sales channels.

         TELECOMMUNICATIONS DATA PROCESSING. The Company processes event records generated by telecommunications switching vehicles that, to date, include telephone PBX (private branch exchange) and CENTREX (central office exchange) equipment. The Company anticipates processing records from computer-telephone LAN servers and other electronic event systems such as utility metering systems and cable television headend controllers.

         The event records processed by the Company detail billable activity: e.g., call origin and destination numbers, date and time stamping, call duration, etc. The records are processed against pricing algorithms and other tables to derive data necessary to support a provider's need to invoice customers or a volume-user's need to track telecommunications activity.

         Outputs from the Company's software and services are various summary and detail reports and statements which are generally provided as hard-copy printouts. Outputs are also available for viewing on computer monitors and are transportable via modem and magnetic media (tapes, disks and CD-ROMs).

         DATA COLLECTION.   Event records are collected and stored in
    real-time by solid-state devices specifically designed for use with telecommunications switches, or by computer memory. Data is obtained for processing by polling the storage devices, by reading the data from a magnetic media prepared by the client, the client's service provider, or by e-mail.

         BILLING PRODUCTS: GENERAL. The Company's billing products support telecommunications providers' needs to invoice customers. Software and services are designed to collect and process data describing accounts receivable; to generate and deliver invoices; to support a customer service call center; and, to interface with other operational support systems (OSS). The billing products are mission-critical to providers inasmuch as they affect cash flow, customer service and capabilities to define, design, package and market competitive services. Billing products are presently provided on a service bureau basis exclusively; however, the Company does consider proposals for restricted object code/source code licensing that the Company assesses to be non-competitive to its billing business.

         Service bureau billing solutions require a "front-end" software to be licensed by the client. The client uses the software to maintain a customer database and to fulfill needs to maintain customer profiles; to define services, packaging and pricing plans; to operate a customer service call center; and to control all parameters for the invoice processing performed by the Company. Invoices are generated at the Company's service bureau by processing extracts from the client's customer database against customers' call/event records. After processing a client's data and creating invoice image files, the Company outsources most invoice printing and mailing to mail houses. Invoice data are returned to the client for updating the customer database.

         BILLING PRODUCTS: WINDOWS OS PLATFORM. The Company began delivery of its new NEPTUNE Billing and Customer Care System for the telecommunications billing market sector during the year ended March 31, 1997. Eight new clients contracted for NEPTUNE services with six of the clients having completed or near completion of product implementation. All contracts are with providers of telephony services.

          NEPTUNE, written in Visual C++, is designed to operate on Windows-based LAN and PC platforms and, with additional programming, for coexistence with DOS mainframe computers and competing client/server systems such as UNIX and Novell NetWare. Initial product implementation supports wireline telephony billing applications. With continuing product development and/or integration with third-party complementary-technology systems, NEPTUNE's open system design is intended to be capable of billing for convergent cellular, PCS and cable television services, and of integrating other operational support functions such as service provisioning and trouble/repair tracking into a single, coherent system.

         NEPTUNE is currently marketed as a service bureau product. The Company considers proposals for restricted object code/source code licensing that the Company assesses to be non-competitive to its billing business. The Company anticipates at some future time the packaging and marketing of NEPTUNE as a licensed software product to complement its billing service bureau product. Should the Company license NEPTUNE as a complete billing software package, the product would include a pricing module and invoice/statement generation module in addition to database management/reporting software already licensed to service bureau clients.

         BILLING PRODUCTS: DOS PLATFORM. For the year ended March 31, 1997, twelve billing clients representing approximately 36 reseller sites remained under contract for the Company's RESYS Billing System. RESYS employs DOS mainframe processing to generate invoices and requires users to license a proprietary PC-based customer database software. The system conforms to the telephone industry standard "legacy system" and serves only providers of telephony services.

         The Company anticipates migrating RESYS clients to the Company's new NEPTUNE (Windows OS) platform. Such migration will be affected by the complexity of each client's billing applications, resources available to the Company without impacting new business, and a client's urgency to migrate. The Company expects to complete migration prior to March 31, 1999.

         TELEMANAGEMENT PRODUCTS: GENERAL. Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track telecommunications activity and to control costs associated with operating telecommunications networks. They perform functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling patterns, toll fraud detection, directory services and integration with other PBX administration and peripheral products. (See previous paragraphs on "Telecommunications Data Processing" and "Data Collection.")

         The availability of Internet access to employees via corporate networks introduces new areas of fiscal and legal concern for telecommunications managers such that the Company anticipates new telemanagement applications for usage tracking and cost allocation of Internet activity over its clients' networks.

         With the acquisition of Soft-Com Inc., now "CTI Soft-Com Inc.," in January 1997, the Company's installed base increased substantially to over 4,500 systems total. The Company is currently in the process of consolidating its telemanagement sales, marketing and service operations.

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

         TELEMANAGEMENT PRODUCTS: WINDOWS OS SOFTWARE SYSTEMS.   The
    Company licenses software products to clients who prefer and have the personnel resources to operate and maintain a call accounting or telemanagement system in-house. Such clients have advantages of near-real-time call record processing, ad hoc system queries and on-demand management reporting in addition to routine, end-of-month telemanagement reports. However, clients assume all responsibilities for collecting, storing and interpreting data. Clients are supported by the Company with routine updates of time-sensitive tariff files and V&H coordinate files which correlate area and exchange codes to city, state and country locations.

         The Company's UNITY platform products (UNITY Call Accounting System and UNITY Telemanagement Server) apply state-of-the-art Windows OS technology to upgrade and expand traditional call accounting and telemanagement market applications. New UNITY platform features for example include: call accounting report distribution via e-mail; CDR (call detail record) polling via Internet, Intranets or WANs; TAPI (telephony applications programming interface) dialer which facilitates point-and-click dialing from database-resident corporate and local directories; and 911 notification which allows organizations to assign any number of Windows-based PCs on their corporate LAN with an immediate screen-pop notification when a 911 call is made (the screen-pop pinpoints the caller's exact location within the building). Aside from being a true Windows system with sophisticated features not yet seen in telemanagement, UNITY adds capabilities to integrate other unique products onto the call accounting platform, thereby centralizing database management and eliminating data entry duplication for voice mail systems, attendant consoles, auto attendants, toll fraud detection systems and digital PBX systems, all of which are designed as discrete products.

         TELEMANAGEMENT PRODUCTS: MS-DOS SOFTWARE SYSTEMS. For the year ended March 31, 1997, most (over 4,000 installations) of the Company's telemanagement software base remained under license agreements for the Company's older call accounting and telemanagement products designed for PCs and LANs using MS-DOS. Products include ITMS/III (Interactive Telecommunications Management System, Version 3), CMS (Call Management System), SCOUT Call Accounting System, and COMMANDER Telemanagement System. The Company anticipates substantial repeat-sales opportunity over the next several years as it seeks to upgrade this telemanagement software base to UNITY platform Windows OS products.

         TELEMANAGEMENT PRODUCTS: INTERACTIVE SERVICE BUREAU. The Company has deployed on a limited basis hybrid systems which combine the most desirable benefits of service bureau outsourcing and in-house telemanagement. Under Interactive Service Bureau agreements, clients' routine telemanagement processing and monthly reporting are performed by the Company's service bureau while an on-site terminal facilitates ad hoc system queries and reporting.

         TELEMANAGEMENT PRODUCTS:  TOLL-FRAUD MONITORING SERVICE.
    The Company provides a service for 24-hour alarm monitoring of toll-fraud detection equipment. All call accounting clients are offered the option of toll-fraud protection. Detection equipment is purchased by the Company and resold or rented to clients. (A majority of clients elect to assume responsibility for monitoring and responding to alarms in lieu of the Company's service.)

         EMPLOYEES. The Company employs 36 people on a full-time basis, of whom three persons are executive officers and the balance are engaged in development, installation and servicing of software, data processing, customer service, sales and marketing, and general administrative services.

         PATENTS. The Company has not applied for patent protection with respect to any of its software programs or other technology which it deems proprietary. Management believes that available patent protection would not afford the Company significant protection against competitors' development of infringing software or other technology. The Company seeks to protect the confidentiality of its proprietary software and other technology through non-disclosure agreements with its employees, clients and prospective clients.

         TRADEMARKS. Prior to the year ended March 31, 1997, the Company had filed with the U.S. Department of Commerce Patent and Trademark Office four trademark applications for its stylized CTI1 logo and the product names "Neptune," "Proteus," and "Nereus." During the year ended March 31, 1997, a trademark registration was issued for the Company's CTI1 logo. The trademark application for "Neptune" was rejected due to an existing registration for "computer programs." In the opinion of the Company's trademark attorney, the Company can seek a partial cancellation of the registered mark based on the grounds that "computer programs" were too broad an interpretation for the mark when registered and that the Company's business does not infringe
    on the business of the registrant.   After waiting the outcome of
    two similar cancellation actions against the registrant, which were eventually dismissed by the Patent and Trademark Office, the Company elected to abandon its trademark application for "Neptune."

         "Notice of Allowance" for the product names, "Proteus" and "Nereus" were received during the year. (A registration mark cannot be issued until a "Statement of Use" of the mark in commerce is submitted.) The Company maintained an "intent to use" the marks and filed six-month extensions to continue allowance. Both product names were intended for future telemanagement products of the Company prior to the acquisition of Soft-Com and Soft-Com's UNITY products. Said acquisition affects the Company's intent for the marks and may cause the Company to abandon these applications.

         ENVIRONMENT. The Company does not anticipate that compliance with federal, state or local environmental regulations will have any material effect on its capital expenditures, operating results or competitive position, or that it will be required to make any material capital expenditures for environmental protection in the current fiscal year.

         COMPETITION: BILLING SECTOR. Aside from highly-capitalized subsidiaries of major telecommunications companies, led by Cincinnati Bell Information Systems (CBIS), and large multi-industry information processing companies, such as Electronic Data Systems (EDS), the third-party telecommunications billing marketplace is fragmented with fractional market shares
    distributed among many competitors.   Deregulation of the
    telecommunications industry and the advent of convergence, which is the delivery of multiple telecommunications services from a single provider, casts such new and urgent importance to upgrading mission-critical billing systems that the sector is attracting substantial attention and investment. As convergence evolves, major billing companies can be expected to compete increasingly in fewer, broader arenas with a complete portfolio of convergent billing solutions. Deregulation is also inviting substantial new entrepreneurial enterprise for niche providers, which consequently can sustain a lucrative market for billing companies with partial convergence capabilities.

         There are an increasing number of competitors with billing experience who offer or are positioning to offer convergent billing solutions. Other competitors are attempting to enter the market or expand from niche market positions. While projections for growth in telecommunications billing are robust, the market can be expected to become increasingly competitive.

         COMPETITION: TELEMANAGEMENT SECTOR. Telemanagement market opportunities are strong for Windows-based products since telecommunications software has trailed other PC software in migrating to true Windows platforms. Many DOS and UNIX systems at corporations, hospitals, universities and government agencies are ripe for replacement. Furthermore, these systems must be upgraded for year 2000 compliancy, which should move most organizations to replace them with state-of-art Windows technology rather than absorb inescapable programming costs.

         Of the competitive Windows-based telemanagement systems on the market today, the Company believes most to be direct functional translations of older DOS products and to lack many of its product's new features and functionality. The telemanagement market is highly competitive and competition is expected to remain strong for the foreseeable future.

    ITEM 2. DESCRIPTION OF PROPERTIES

    The Company entered into an operating lease for its office facilities for its corporate headquarters in September 1992. The Company leases 12,000 square feet of this 15,000 square foot facility. The term of the agreement is for ten years commencing on January 1,
1993 and ending on December 31, 2002.    Annual rent of $72,000,
payable in equal monthly installments, commenced on July 1, 1993. Annual rent increases become effective on the anniversary of the initial rent payment as provided for in the lease.

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

    The Company's subsidiary, CTI Soft-Com Inc., leases office space at 140 West 22nd Street, New York, New York. The lease terminates on January 31, 1998 and the monthly base rent is $4,870.


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

    During the fiscal year ended March 31, 1997, three of the cases were settled. The Company's share of the settlements totaled $17,000. The Company's former general liability insurance carrier will bear the cost of these settlements. Further settlement discussions are to be held with the remaining claimants. As a result of these settlements, and after consulting with the Company's counsel and liability insurance carrier, it is the opinion of management that the final outcome of the above matter will not have a material effect, if any, on the financial statements of the Company.

    On August 11 1997, John Perri, the former President of the Company's CTI Soft-Com Inc. subsidiary, and Soft-Com, Inc. ("Soft-Com"), filed suit against the Company, CTI Data Solutions (USA), Inc., Anthony P. Johns and Mark Daugherty in connection with the Company's termination of Mr. Perri's employment on July 28, 1997 and the Company's acquisition of Soft-Com in January 1997. Mr. Perri is seeking a preliminary and permanent injunction restricting the Company from enforcing the non-competition provisions of his employment agreement and from selling or dissipating any of the assets of Soft-Com. Mr. Perri is also seeking recission of the Merger Agreement pursuant to which the Company acquired Soft-Com and certain monetary damages. The Company intends to vigorously contest the action and believes it has meritorious defenses to Mr. Perri's claims.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

    ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    A. The shares of the Company's Common Stock are traded on the OTC Bulletin Board (Symbol "CTIG"). Prior to January 4, 1996, the Company's common stock had been trading on the OTC Bulletin Board under the symbol "CMMG". The table below sets forth for the indicated periods the bid price ranges for the common stock as furnished by the National Daily Quotation Bureau. These prices represent prices between dealers, do not include retail markup, markdown or commissions and do not necessarily represent actual transactions.

       Quarterly Common Stock Price Ranges
      (for the fiscal year ended March 31,)

                       1997                  1996
               --------------------  --------------------
                 HIGH        LOW       HIGH        LOW
               ---------  ---------  ---------  ---------
  1st Quarter  $    1.06  $     .50  $     .13  $     .08
  2nd Quarter  $     .63  $     .19  $     .08  $     .06
  3rd Quarter  $     .47  $     .25  $     .53  $     .06
  4th Quarter  $     .50  $     .19  $     .50  $     .22


    B. At August 8, 1997, the bid and asked prices for such shares were $.25.

    C. At August 8, 1997 the number of shareholders of record of Common Stock approximated 410.

    D. No dividends were paid in the fiscal years ended March 31, 1997 and 1996.

    RIDER 9A. CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance;
(d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate", "expect", "may", "project", "intend" or similar expressions.

    The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: ability to attract and retain customers to purchase its products, ability to commercialize and market products, results of research and development, technological advances by third parties and competition, future capital needs of the Company, history of operating losses, dependence upon key personnel and general economic and business conditions.

    ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    RESULTS OF OPERATIONS

    Revenues from operations decreased $911,540 (22%) for the fiscal year ended March 31, 1997, as compared to the prior year period. Included in this reduction was a decline in the Company's sales associated with its telemanagement service bureau products which decreased $309,820 (17%) from the same period in the prior year. The reduction was primarily the result of a major customer cancellation during the fiscal year ended March 31, 1996. This customer had sales of $239,570 (13%) of the telemanagement service bureau sales for the fiscal year ended March 31, 1996, and none during the fiscal year ended March 31, 1997.

    Sales associated with the Company's billing products decreased $637,510 (35%) for the fiscal year ended March 31, 1997, as compared to the prior year period. The reduction was the result of a major customer cancellation effective as of September 1996. This customer had billing service sales of $578,880 and $1,256,250 for the fiscal years ended March 31, 1997 and 1996 respectively.

    Sales associated with the Company's telemanagement licensed software products increased $35,790 (7%) in the fiscal year ended March 31, 1997, as compared to the prior year period. The increase is the result of the Company's acquisition of Soft-Com Inc., a privately-held New York based telemanagement company on January 2, 1997. Soft-Com offers state-of-the-art windows based telemanagement software products.

    Cost of sales were 43% of sales in 1997 and 44% of sales in 1996. Cost of sales decreased $439,970 (24%) for the fiscal year ended March 31, 1997, as compared to the prior year period. Equipment costs decreased by approximately $314,000 in 1997 as the result of the reduction in equipment sales. Production costs decreased by approximately $132,000 in 1997 as a result of the loss in service bureau revenues. Other cost reductions were partially offset by the costs associated with the Company's new subsidiary CTI Soft-Com Inc. of approximately $79,000. Additionally, the Company recorded approximately $31,000 in non-cash compensation as a result of the Company issuing stock options and stock grants to certain employees.

    Selling, general and administrative (SG&A) expenses were 55% of sales in 1997 and 45% of sales in 1996. This percentage increase was primarily due to the 22% decrease in revenues from 1996 to 1997. In fact SG&A expenses decreased $105,820 (6%) in 1997 despite the additional $159,000 in costs associated with the Company's new subsidiary, CTI Soft-Com. The overall reduction was primarily the result of a reduction in commission expense of approximately $100,000 and a reduction of employee compensation expenses of approximately $98,000. These reductions are exclusive of the costs associated to CTI Soft-Com Inc. The commission expense reduction is directly the result of lower sales volumes while the compensation expense reduction resulted from the Company instituting a financial model to assist in maintaining cash neutrality as a result of the loss of a major customer in September 1996.

    Other income for the fiscal year ended March 31, 1996 is the result of the Company having satisfied a state tax assessment for which it had accrued more than was actually paid.

    The Company commenced marketing its Neptune billing software during the fiscal year ended March 31, 1997 and has received several orders for the product from the domestic marketplace during this period. As a result of unanticipated delays in finalizing and stress testing the Neptune billing software, the Company suspended operations of its UK subsidiary in the fourth quarter of its fiscal year ended March 31, 1997. The Company incurred a loss of $165,680 in its UK operations for the fiscal year ended March 31, 1997. The Company continued to pursue the opportunities which were generated by the UK subsidiary utilizing its US based operations. The Neptune billing software was completed as of the fiscal year ended March 31, 1997. The Company has continued installing the smaller customers since December 1996, but was not yet in a position to enable it to install the larger customer orders. The Company anticipates it will begin generating revenues from the larger customers in the second quarter of the Company's next fiscal year.

    The Company completed an acquisition on January 2, 1997 of Soft-Com Inc. and began marketing the Soft-Com windows based telemanagement software product, UNITY. The Company began generating sales for this product in the fourth quarter of the fiscal year ended March 31, 1997. The Company has been marketing this product to its existing customer base with the expectation of improving its customer retention.

    LIQUIDITY AND CAPITAL RESOURCES: Working capital at March 31, 1997 was a deficit of $377,750. Working capital at March 31, 1996 was $177,970. The working capital ratio decreased to .70 to 1 at March 31, 1997 from 1.19 to 1 at March 31, 1996. The 1997 decrease in working capital was primarily the result of the Company investing approximately $500,000 of its resources into completing its new product (Neptune) for the billing services marketplace.
The Company has a line of credit with its bank in the amount of $200,000. The maturity for this line of credit is July 31, 1997. At March 31, 1997 the Company had borrowed $25,000 against this line. The bank has extended the maturity for this line of credit to September 30, 1997. The bank will make a determination to extend the maturity further upon receipt and evaluation of the Company's audited financial statements. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue. These actions include selective marketing efforts, potential expansion of the product line, potential for additional private placement financing, and negotiating with its current lender for an increase in the Company's Line of Credit.

    ITEM 7. FINANCIAL STATEMENTS

    INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Auditors............................................................................        F-1
Consolidated Balance Sheets at March 31, 1997 and 1996....................................................        F-2
Consolidated Statements of Operations for each of the years ended March 31, 1997 and 1996.................        F-4
Consolidated Statements of Changes in Stockholders' Equity for each of the years ended March 31, 1997 and
  1996....................................................................................................        F-5
Consolidated Statements of Cash Flows for each of the years ended March 31, 1997 and 1996.................        F-6
Notes to Consolidated Financial Statements................................................................        F-8

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                MARCH 31,
                                                                                        --------------------------
ASSETS                                                                                      1997          1996
                                                                                  ------------  ------------
Current assets:
  Cash and cash equivalents...........................................................  $    105,700  $    288,870
  Receivables:
  Trade, less allowance for doubtful accounts of $65,000 and $60,000 at March 31, 1997
    and 1996, respectively............................................................       649,250       802,410
Inventories...........................................................................        42,360        19,450
Prepaid expenses......................................................................        76,430        26,590
                                                                                        ------------  ------------
  Total current assets................................................................       873,740     1,137,320

Furniture, fixtures, equipment and leasehold improvements at cost, less accumulated depreciation and amortization of $431,830 and $371,410 at March 31, 1997 and 1996,
  respectively........................................................................       210,530       246,300
Computer software, net of accumulated amortization of $1,328,930 and $1,149,790 at
  March 31, 1997 and 1996, respectively...............................................     1,579,330       694,260
Excess of cost over net assets of acquired business, net of accumulated amortization
  of $2,200 at March 31, 1997.........................................................        42,360       --
Other assets..........................................................................        49,810        29,380
                                                                                        ------------  ------------
                                                                                        $  2,755,770  $  2,107,260
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The accompanying notes are an integral part of the consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                                MARCH 31,
                                                                                         ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1997         1996
Current liabilities:
Current portion of long-term debt......................................................  $    57,360  $    28,710
Accounts payable.......................................................................      519,750      450,820
Accrued commissions and other compensation.............................................       24,990       52,600
Other accrued expenses.................................................................      283,510      217,830
Deferred revenue.......................................................................      365,880      209,390
                                                                                         -----------  -----------
    Total current liabilities..........................................................    1,251,490      959,350
                                                                                         -----------  -----------
Long-term debt, less current portion...................................................       25,280       34,720
                                                                                         -----------  -----------
Commitments and contingencies
Stockholders' equity:
 Common stock, par value $.01; 10,000,000 shares authorized; 6,530,564 shares issued at
   March 31, 1997 and 5,522,006 shares issued at March 31, 1996........................       65,310       55,220
 Capital in excess of par value........................................................    7,769,180    7,214,730
  Deficit..............................................................................   (5,943,020)  (5,745,510)
                                                                                         -----------  -----------
                                                                                           1,891,470    1,524,440
Equity adjustment from foreign currency translation....................................       (6,070)      (4,850)
Less--Treasury stock, 140,250 shares at March 31, 1997 and 1996, at cost...............     (406,400)    (406,400)
                                                                                         -----------  -----------
  Total stockholders' equity...........................................................    1,479,000    1,113,190
                                                                                         -----------  -----------
                                                                                         $ 2,755,770  $ 2,107,260
                                                                                         -----------  -----------
                                                                                         -----------  -----------

    The accompanying notes are an integral part of the consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Net sales.............................................................................  $  3,223,290  $  4,134,830
                                                                                        ------------  ------------
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization)............................     1,384,070     1,824,040
Selling, general and administrative expenses..........................................     1,773,470     1,879,290
Bad debt expense......................................................................        13,700         8,460
Depreciation and amortization.........................................................       245,800       250,600
Interest income, net of interest expense of $6,480 and $3,300, in 1997, and 1996,
  respectively........................................................................        (1,040)      (12,840)
Other Income..........................................................................       --            (42,230)
                                                                                        ------------  ------------
                                                                                           3,416,000     3,907,320
                                                                                        ------------  ------------
Income (loss) from operations before income taxes.....................................      (192,710)      227,510
Income tax provision..................................................................         4,800         3,660
                                                                                        ------------  ------------
Net income (loss).....................................................................  $   (197,510) $    223,850
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net income (loss) per common share....................................................  $      (0.04) $       0.04
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average common shares outstanding............................................     5,641,765     5,340,089
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The accompanying notes are an integral part of the consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   EQUITY
                                                                                                 ADJUSTMENT
                                                                                                    FROM
                                    COMMON STOCK         TOTAL IN                                  FOREIGN
                                ---------------------   EXCESS OF     ACCUMULATED    TREASURY     CURRENCY
                                  SHARES     AMOUNT     PAR VALUE       DEFICIT        STOCK     TRANSLATION     TOTAL
                                ----------  ---------  ------------  -------------  -----------  -----------  ------------
Balance at March 31, 1995.....   5,272,006   $52,720    $7,173,480    $(5,969,360)   $(406,400)       --       $  850,440
Issuance of stock in
  connection with the
  purchase of software........     100,000     1,000        12,250                                                 13,250
Directors stock awards........     150,000     1,500        13,500                                                 15,000
Issuance of stock options.....                              15,500                                                 15,500
Equity adjustment from foreign
  currency translation........                                                                       (4,850)       (4,850)
Net income year ended
  March 31, 1996..............                                            223,850                                 223,850
                                ----------  ---------  ------------  -------------  -----------  -----------  ------------
Balance at March 31, 1996.....   5,522,006    55,220     7,214,730     (5,745,510)    (406,400)      (4,850)    1,113,190
Employee stock awards.........     139,708     1,400        26,540                                                 27,940
Exercise of stock option......      50,000       500         9,500                                                 10,000
Issuance of stock in
  connection with
  acquisition.................     795,000     7,950       389,550                                                397,500
Stock issued as compensation
  in connection with
  acquisition.................      23,850       240         6,920                                                  7,160
Issuance of employee stock
  options.....................                              50,220                                                 50,220
Issuance of director stock
  options.....................                               6,820                                                  6,820
Issuance of stock options in
  connection with
  acquisition.................                              64,900                                                 64,900
Equity adjustment from foreign
  currency translation........                                                                       (1,220)       (1,220)
Net loss year ended March 31,
  1997........................                                           (197,510)                               (197,510)
                                ----------  ---------  ------------  -------------  -----------  -----------  ------------
Balance at March 31, 1997.....   6,530,564   $65,310    $7,769,180    $(5,943,020)   $(406,400)     $(6,070)   $1,479,000
                                ----------  ---------  ------------  -------------  -----------  -----------  ------------
                                ----------  ---------  ------------  -------------  -----------  -----------  ------------

    The accompanying notes are an integral part of the consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED MARCH 31,
                                                                                           -------------------------
                                                                                              1997           1996
                                                                                           -----------    ----------
Cash Provided By: Operating Activities:
Net Income (Loss)........................................................................   $(197,510)     $223,850
                                                                                           -----------    ----------
Adjustments to reconcile net income (loss) to cash provided by operations:
 Depreciation and amortization...........................................................     245,800       250,600
 Gain on sale of assets..................................................................        (320)        --
 Provision for doubtful accounts.........................................................     (25,000)      (10,000)
 Employee stock award....................................................................      35,100         --
 Issuance of stock options...............................................................      57,040        15,500
 Exercise of stock options...............................................................      10,000         --
Changes in Operating Working Capital:
 Decrease (increase) in receivable, trade................................................     372,450      (111,380)
 Decrease (increase) in inventories......................................................     (18,240)        9,110
 Decrease (increase) in prepaid expenses.................................................     (45,080)       14,050
 (Decrease) increase in accounts payable.................................................     (67,030)      205,260
 (Decrease) increase in accrued commissions and other compensation.......................     (27,610)       17,690
 (Decrease) increase in other accrued expenses...........................................      39,540      (261,300)
 (Decrease) increase in deferred revenue.................................................      16,860       (71,100)
                                                                                           -----------    ----------
    Total adjustments....................................................................     593,510        58,430
                                                                                           -----------    ----------
    Total operating activities...........................................................     396,000       282,280
                                                                                           -----------    ----------
Investing Activities:
 Decrease (increase) in other assets.....................................................      (6,400)       15,960
 Additions to equipment and leasehold improvements.......................................     (38,270)     (127,950)
 Additions to computer software..........................................................    (505,160)     (476,870)
Sale of fixed asset......................................................................      12,020         --
 Acquisition of Soft-Com Inc.............................................................     (31,430)        --
                                                                                           -----------    ----------
Total investing activities...............................................................    (569,240)     (588,860)
                                                                                           -----------    ----------

The accompanying notes are an integral part of the consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Financing Activities:
 Repayment of debt.......................................................    (33,710)      (20,010)
 Proceeds from borrowings................................................     25,000        50,000
                                                                            ---------     ---------
    Total financing activities..........................................      (8,710)       29,900
                                                                            ---------     ---------
Effect of exchange rate changes on cash.................................      (1,220)       (4,850)
(Decrease) increase in cash and cash equivalents........................    (183,170)     (281,440)
Cash and cash equivalents, at beginning of year.........................     288,870       570,310
                                                                            ---------     ---------
Cash and cash equivalents, at end of year...............................   $ 105,700     $ 288,870
                                                                            ---------     ---------
                                                                            ---------     ---------
Supplemental disclosures:
 Cash paid during the year for:
  Interest..............................................................   $   6,040     $   2,380
  Taxes.................................................................         770        52,870
Non-cash transactions:
  Directors stock awards................................................    $  --         $  15,000
  Purchase of computer software via stock issuance......................       --            13,250
Acquisition of Soft-Com Inc.
  Working capital other than cash.......................................    $  98,010        --
  Equipment and leasehold Improvements..................................       (5,170)       --
  Capitalized software at appraised value...............................     (556,000)       --
  Intangibles and other assets..........................................      (58,590)       --
  Long-term debt assumed................................................       27,920        --
  Stock and stock options issued........................................      462,400        --
                                                                            ---------     ---------
Cash paid to acquire Soft-Com...........................................    $ (31,430)       --
                                                                            ---------     ---------
                                                                            ---------     ---------

    The accompanying notes are an integral part of the consolidated financial statements

                CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Business: In fiscal year 1996 the Company restructured into a holding company. In January 1995 the Company established a Delaware corporation, CTI Data Solutions (USA) Inc. In May 1995 the Company established a UK-based company, CTI Data Solutions (International) Ltd. In December 1995 the Company established a Delaware corporation, CTI Delaware Holdings, Inc. In January 1997 the Company completed an acquisition of Soft-Com Inc., a New York corporation, which was re-established as a Delaware corporation, CTI Soft-Com Inc. These organizations are wholly-owned subsidiaries of the Company.

CTI Data Solutions (USA) Inc. and CTI Soft-Com Inc. own all of the tangible assets and liabilities of the Company's U.S. operations and perform all of the necessary functions to conduct the Company's U.S. businesses. CTI Delaware Holdings, Inc. owns all of the intangible assets of the Company. CTI Delaware Holdings, Inc. has research and development royalty agreements between itself and both CTI Data Solutions (USA) Inc. and CTI Soft-Com Inc. These agreements provide CTI Delaware Holdings, Inc. with appropriate resources to develop the Company's proprietary software products while allowing CTI Data Solutions (USA) Inc. and CTI Soft-Com Inc. to market and use the software products to conduct business in their respective market sectors.

CTI Data Solutions (International) Ltd. was formed to market the Company's products and services into the UK and European marketplaces. This subsidiary's operations were suspended indefinitely in March 1997.

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

The following is a summary of significant accounting policies utilized by the Company:

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of CTI Group (Holdings) Inc. and its domestic and foreign subsidiaries, all of which are wholly-owned (collectively referred to as the "Company"). As of March 31, 1997, the Company's subsidiaries were: CTI Data Solutions (USA) Inc., CTI Soft-Com Inc., CTI Data Solutions (International) Limited, CTI Delaware Holdings, Inc., Telephone Budgeting Systems, Inc. and Plymouth Communications Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

ISSUANCE OF SFAS STATEMENT NOS. 128, 129, 130 and 131: The Financial
Accounting Standard Board recently issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information About Capital Structure." Adoption of these statements is effective for periods ending after December 15, 1997. Earlier application is not permitted. In addition, the Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Adoption of these statements is not required until fiscal years beginning after December 15, 1997. Management of the Company elected not to early adopt these statements.

CURRENCY TRANSLATION: The financial statements of CTI Data Solutions (International) Limited, a UK based wholly-owned subsidiary, have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholders' equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to a separate component of stockholders' equity.

REVENUE RECOGNITION/DEFERRED REVENUE: The Company follows Statement of
Position 91-1 (SOP 91-1), "Software Revenue Recognition" which requires, in part, the deferral of revenue on software licenses with significant vendor obligations and the amortization of post-contract customer support over the life of the contract.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The Company currently maintains its U.S. cash accounts at three separate institutions. The Company also maintains a cash account for its UK based subsidiary in the UK. The cash balances on deposit at the individual U.S. banks are insured by the FDIC up to $100,000 per institution.

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

FURNITURE, FIXTURES, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS: Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the equipment ranging from 3 to 5 years.

COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis. The amortization is computed using the straight-line method over the remaining estimated economic life of the product. The Company capitalized $500,750 and $446,350 in the fiscal years ended March 31, 1997 and 1996, respectively, in additional costs related to its billing software. The amortization expense for developed software was $168,540 in the fiscal year ended March 31, 1997 and $170,780 in the fiscal year ended March 31, 1996.

INCOME TAXES: The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding during each period. Per share computations do not assume the exercise of common stock options outstanding in 1997 and 1996 because such exercise would be anti-dilutive.

RECLASSIFICATION: Certain reclassifications have been made to the comparative March 31, 1996 amounts to conform to the current year's presentations.

NOTE 2--FURNITURE, FIXTURES, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

  The Company's fixed assets consist of the following:

                                                                MARCH 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------   ---------
Equipment owned.........................................  $ 493,690   $ 473,210
Operating lease equipment...............................     21,400      21,400
Furniture and fixtures..................................     14,500      13,230
Leasehold improvements..................................    112,770     109,870
                                                          ---------   ---------
                                                            642,360     617,710
Less--Accumulated depreciation & amortization...........
  Equipment owned.......................................    346,360     298,910
  Operating lease equipment.............................     20,180      19,370
  Furniture, fixtures and leaseholds....................     65,290      53,130
                                                          ---------   ---------
                                                          $ 210,530   $ 246,300
                                                          ---------   ---------
                                                          ---------   ---------


NOTE 3--OTHER ACCRUED EXPENSES

 The Company's other accrued expenses consist of the following:

                                                                   MARCH 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Accrued legal fees.........................................  $ 37,000  $ 30,000
Accrued accounting and audit fees..........................    37,650    38,680
Accrued rent...............................................    77,550    87,880
Accrued state income taxes and
  other assessed state taxes...............................    49,080    37,660
Other accrued expenses.....................................    82,230    23,610
                                                             --------  --------
                                                             $283,510  $217,830
                                                             --------  --------
                                                             --------  --------

NOTE 4--DEBT

  The following table summarizes long-term debt:

                                                                MARCH 31,
                                                         ---------------------
                                                           1997          1996
                                                         -------       -------
Term loan, requiring monthly payments
of $600 per month  commencing in
October 1995, including interest at
8.75%, maturing in September 1999 and
secured by equipment.............................         $15,980       $21,440

Term loan, requiring monthly
payments of $640 per month
commencing in January 1996,
including interest at 8.25%,
maturing in December 1999 and
secured by equipment.............................           18,740        24,630

Line of Credit, requiring
monthly interest payments and
maturing on July 31, 1997,
bears interest at the bank's
prime rate, plus .5%. The effective
rate of interest at March 31, 1997
was 9.0%. The line of credit is
secured by the assets of the Company.............           25,000          --

Installment Note, requiring monthly
payments of $1,670 plus interest at
the bank's prime rate plus 2%, maturing
in May 1998. The effective rate of
interest at March 31, 1997 was 10.5%..............          22,920          --

Non-interest bearing Promissory Note,
discounted at 8.0%, was due in May 1996...........           --          17,360
                                                           -------       -------
                                                            82,640        63,430
Less--Current Portion.............................          57,360        28,710
                                                           -------       -------
                                                           $25,280       $34,720
                                                           -------       -------
                                                           -------       -------


The following table represents debt repayment for fiscal years ending March 31:

                              1998       $ 57,360
                              1999         16,370
                              2000          8,910
                                         --------
                                         $ 82,640
                                         --------
                                         --------

On June 1, 1996 the Company entered into an agreement for a line of credit with PNC Bank, National Association. This agreement provides the Company access to a $200,000 credit facility to be used, as needed, for working capital needs of the Company. The term of this agreement was extended through September 30, 1997 and bears interest at PNC Bank's Prime Rate plus .5%. The bank will make a determination on extending the maturity for one year upon receipt and evaluation of the Company's audited consolidated financial statements.

NOTE 5- PROFIT PARTICIPATION
In conjunction with an employment contract effective April 1, 1995, the Company has agreed to pay an aggregate of 5% of pre-tax profit as incentive compensation to the President/CEO during each fiscal year ending
March 31, 1996, 1997 and 1998. The Company accrued $12,820 for fiscal year ended March 31, 1996. No accrual was required for the fiscal year ended March 31, 1997.

NOTE 6--COMMITMENTS AND CONTINGENCIES

A. LEASE COMMITMENTS--The Company leases its office facilities, certain equipment and its main-frame operating software under non-cancelable long-term operating leases which expire at various dates. Minimum aggregate annual rentals under non-cancelable long-term operating leases are as follows:

                        YEARS ENDING MARCH 31,
                                      1998        $ 187,370
                                      1999          125,920
                                      2000          126,650
                                      2001          120,000
                                      2002          120,000
                                Thereafter           60,000
                                                  ---------
              Total minimum lease payments        $ 739,940
                                                  ---------
                                                  ---------

Rent expense for operations under all operating leases was $207,420 and $182,230 for the fiscal years ended March 31, 1997 and 1996 respectively.

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

The Company's subsidiary, CTI Soft-Com Inc., leases office space at 140 West 22nd Street, New York, New York. The lease terminates on January 31, 1998 and the monthly base rent is $4,870.

B. CONTINGENCIES--In September 1990, the Company, through the loss adjusting service of its former general liability insurance carrier, was advised of five Summons and Complaints filed in the Superior Court of Bergen County, New Jersey. The suit was filed on behalf of the Estates of five deceased plaintiffs who alleged that the failure of communications equipment used by the Hackensack Fire Department, and allegedly maintained by a subsidiary of the Company, impaired rescue operations while fighting a fire in Hackensack, New Jersey. Currently, plaintiffs' allegations have not supported the claim that the Company's subsidiary, who is the named insured under the above insurance policy, was involved in the maintenance of the communication equipment in question.

During the fiscal year ended March 31, 1997, three of the cases were settled. The Company's share of the settlements totaled $17,000. The Company's former general liability insurance carrier will bear the cost of these settlements. Further settlement discussions are to be held with the remaining claimants.

As a result of these settlements, and after consulting with the Company's counsel and liability insurance carrier, it is the opinion of management that the final outcome of the above matter will not have a material effect, if any, on the consolidated financial statements of the Company.

The Company is involved in other litigation in the normal course of business. It is the opinion of management that the final outcome of this other litigation will not have a material effect, if any, on the consolidated financial statements of the Company.

The Company currently has obligations under three separate employment agreements. The agreements are with Anthony P. Johns, the Company's President & Chief Executive Officer, Mark H. Daugherty, the Company's Chief Financial Officer, and John J. Perri, the President of the Company's subsidiary, CTI Soft-Com Inc. The employment agreements with Messrs. Johns and Daugherty were effective April 1, 1995 and terminate as of March 31, 1998; the employment agreement with Mr. Perri was effective on January 2, 1997 and terminates on March 31, 2000. The aggregate minimum annual salary commitment under these agreements is $355,000 per annum.

NOTE 7--INCOME TAXES

The provision for income taxes consists of the following:

                                                           1997         1996
                                                        ---------    ---------
From Operations:
Federal...............................................     --        $ 143,770
State.................................................  $   4,800       38,200
                                                        ---------    ---------
                                                        $   4,800      181,970
Utilization of operating loss carry-forward...........     --          178,310
                                                        ---------    ---------
Income tax provision..................................  $   4,800        3,660
                                                        ---------    ---------
                                                        ---------    ---------

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                              1997      1996
                                                            --------  --------
Computed tax (benefit) at the expected statutory rate.....  $(82,870) $104,750
Other.....................................................     6,570     6,500
Loss from foreign subsidiary..............................    71,250    91,030
Increase (decrease) in valuation allowance................     9,850  (198,620)
                                                            --------  --------
                                                            $  4,800  $  3,660
                                                            --------  --------
                                                            --------  --------


As of March 31, 1997, temporary differences giving rise to a net deferred tax asset consists primarily of the excess of book over tax accounting depreciation, stock options, allowance for doubtful accounts and the excess of book over tax accounting for computer software.

The Company has net operating loss carry-forwards of approximately
$1,494,000 available to reduce future Federal taxable income expiring in varying amounts from 2005 through 2011. No tax benefit has been recorded in the 1997 statements because of the uncertainty of the Company to utilize the benefits before carry-forwards expire. Accordingly, the tax benefit of $604,900 for the temporary differences and the loss carry-forward has been offset by a valuation allowance of the same amount.

As of March 31, 1997 the Company has general business credit carry-forwards available to reduce federal income taxes of approximately $32,300 expiring in fiscal year 2001.

NOTE 8--CAPITAL STOCK TRANSACTIONS
A. ISSUANCE OF COMMON STOCK:

During the fiscal year ended March 31, 1997, the Company issued 139,708 shares of the Company's common stock to certain employees. The average bid and ask price on the date of issue was $.20.

In connection with the acquisition of Soft-Com Inc., the company issued 795,000 shares of its common stock for all the outstanding shares of Soft-Com Inc. As part of such acquisition, the Company also issued 23,850 shares of its common stock, in lieu of cash, as a finder's fee.

B. OPTIONS:

At the Company's 1995 Annual Meeting of Stockholders held on November 16, 1995, the Company's stockholders voted on and approved the Company's Stock Option and Restricted Stock Plan (the "Plan"). The Plan provides for the issuance of 600,000 shares of common stock. Individuals eligible for participation in the Plan include key employees (including employees who also serve as Directors), non-employee directors, independent contractors and consultants who perform services for the Company. The exercise price of the stock options are determined by the higher of the fair market value or the book value of the common stock at the time the option is granted.

Effective for 1996, the Company adopted SFAS No. 123, "Accounting for Stock-based Compensation." Accordingly, the Company has adopted this method of accounting for stock-based compensation by establishing a fair value-based method of accounting for stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in January 1995, November 1995, and March 1996, respectively; no dividend yield for all years, expected volatility of 67%, 97%, and 105%, risk-free interest rates of 6% for all options and expected lives of 3 years for all options.

The Company issued 105,000 stock options to its employees during the year ended March 31, 1997. The option price ranges from $.60 to $.61. Accordingly, the Company recorded compensation expense of $50,220. The options are exercisable upon date of grant and are for the term of ten (10) years from the date of grant.

The Company issued 30,000 stock options to a non-employee director during the year ended March 31, 1997. The option was issued upon his appointment to the stock option committee. The option exercise price is $.30 and the Company recorded an expense of $6,820 for these options. The options are exercisable 50% on the first anniversary of the director's election to the board and 25% on each of the second and third anniversary of the director's election, provided he is still serving as a director. The term is for ten (10) years from the date of grant.

The Company issued 100,000 stock options to one of Soft-Com Inc.'s stockholders in connection with the acquisition. This individual was retained as an employee subsequent to the acquisition. The option exercise price is $.50 and 1/3 of such options vests on each of the first, second and third annual anniversary of their grant. The term is for ten (10) years from date of grant.

Additionally, another stockholder of Soft-Com Inc. was issued 90,000 stock options at an exercise price of $1.50, which options are exercisable upon date of issuance. That term is for three years from date of grant.

The Company issued 90,000 stock options to its non-employee directors during the fiscal year ended March 31, 1996. The option price ranges from $.18 to $.20. Accordingly, the Company recorded an expense of $1,200 for these options. The non-employee directors who serve on the stock option committee can exercise their options one-half on the first anniversary of each such directors election to the Board, and one -quarter on each of the second and third anniversaries of each such Director's election to the board, provided such non-employee director is then serving as a Director. The non-employee director who does not serve on the stock option committee can exercise his options upon the date of grant. All options are for a term of 10 years from the date of grant.

The Company issued 15,000 stock options to an independent consultant during the fiscal year ended March 31, 1996. The independent consultant performs software development for the Company. The stock options were issued in lieu of a price increase during the next six months. The option was issued at $.375, was exercisable on the date of grant and is for a term of 10 years. Accordingly, the Company recorded an expense of $3,300 in the fiscal year ended March 31, 1996.

Activity in the stock option plan for the year ended March 31, 1997 and 1996 consisted of the following:

                                                                1997                         1996
                                                     --------------------------   --------------------------
                                                                     Weighted                    Weighted
                                                                      Average                     Average
                                                      Number of      Exercise      Number of     Exercise
                                                       Shares          Price        Shares         Price
                                                     -----------    -----------   -----------   -----------
Outstanding at beginning of periods............          355,000           0.22
Granted........................................          235,000           0.54       355,000          0.22
Exercised......................................          (50,000)         (0.20)
Terminated.....................................          (45,000)         (0.19)
                                                     -----------    -----------   -----------   -----------
Outstanding at end of periods...................         495,000           0.37       355,000          0.22
                                                     -----------    -----------   -----------   -----------
                                                     -----------    -----------   -----------   -----------
Exercisable at end of periods...................         357,500           0.34       325,000          0.22
                                                     -----------    -----------   -----------   -----------
                                                     -----------    -----------   -----------   -----------
Weighted average fair value of options
 granted during the years.......................                         25,190                       1,263
                                                                    -----------                 -----------
                                                                    -----------                 -----------


NOTE 9--MAJOR CUSTOMERS

The Company had sales to one customer aggregating $578,880 (18% of sales) and $1,256,250 (30% of sales) for the fiscal years ended March 31, 1997 and 1996, respectively. This customer terminated its contract with the Company during the fiscal year ended March 31, 1997. The account receivable for this customer was --0-- and $355,800 as of March 31, 1997 and 1996, respectively. For the fiscal year ended March 31, 1997, the Company had sales to another customer aggregating $300,170 (9% of sales) and an account receivable of $55,840 as of March 31, 1997.

NOTE 10--RELATED PARTY TRANSACTIONS

An individual related to the Chief Executive Officer of the Company was employed under a consultancy agreement to market the Company's products and services into the UK and European markets. In the first part of fiscal year ended March 31, 1996, this individual received $10,000 under this consultancy agreement. In July 1995, this individual was employed by the company's UK subsidiary, CTI Data Solutions (International), Ltd. and received $45,830 in compensation during the fiscal year ended March 31, 1996. During the fiscal year ended March 31, 1997, this individual received $45,350 in compensation.

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 12--PROFIT-SHARING PLAN

The Company has established a qualified 401(k) profit-sharing plan effective July 15, 1995. Eligible employees may defer a portion of their salaries. At the discretion of the Board of Directors, the Company can contribute to the profit-sharing plan, and may make a matching contribution of an additional amount of eligible employees' deferrals. There were no contributions to the plan during the fiscal years ended March 31, 1997 and 1996.

NOTE 13--ACQUISITION OF BUSINESS

On January 2, 1997 the Company completed the acquisition of Soft-Com Inc., a privately-held New York based telemanagement company. Subsequent to the acquisition, the Company renamed this wholly-owned subsidiary CTI Soft-Com Inc. through the merger of such Company into a subsidiary of the Company. In connection with such merger, the Company paid the following consideration:

     (1) 795,000 shares of the Company's common stock with an average market value of $.50 per share on the date of acquisition.

     (2) 100,000 stock options to purchase shares of the Company's common stock. The option exercise price for these options is $.50 per share. These options were given to one of Soft-Com Inc.'s major stockholders who was retained as an employee by the Company.

     (3) 90,000 stock options to purchase shares of the Company's common stock at an exercise price of $1.50 per share. These options were issued to another major stockholder of Soft-Com Inc.

Additionally, in connection with the acquisition of Soft-Com Inc., the Company issued 23,850 shares of its common stock, in lieu of cash, as a finders fee.

The following unaudited pro forma financial information for the Company gives effect to the Soft-Com Inc. acquisition as if it had occurred on April 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                                  YEAR ENDED
                                                                MARCH 31, 1997
                                                                --------------
Net Sales.....................................................    $ 3,771,520
                                                                  -----------
Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization)....      1,620,710
Selling, general and administrative expenses..................      2,079,840
Bad debt expense..............................................         39,570
Depreciation and amortization.................................        279,300
Interest expense, net of interest income......................          5,180
Other income..................................................        (17,610)
                                                                  -----------
                                                                    4,006,990
                                                                  -----------
Loss from operations before income taxes......................       (235,470)
Income tax provision..........................................          6,450
                                                                  -----------
Net loss......................................................    $  (241,920)
                                                                  -----------
                                                                  -----------
Net loss per common share.....................................    $      (.04)
                                                                  -----------
                                                                  -----------
Weighted average common shares outstanding....................      6,253,915
                                                                  -----------
                                                                  -----------
NOTE 14--SUBSEQUENT EVENTS

On June 1, 1996, the Company entered into an agreement for a line of credit with PNC Bank, National Association. This agreement, which provides the Company access to $200,000 credit facility to be used, as needed, for working capital needs, was extended through September 30, 1997.

On August 11 1997, John Perri, the former President of the Company's CTI Soft-Com Inc. subsidiary and Soft-Com, Inc. ("Soft-Com"), filed suit against the Company, CTI Data Solutions (USA), Inc., Anthony P. Johns and Mark Daugherty in connection with the Company's termination of Mr. Perri's employment on July 28, 1997 and the Company's acquisition of Soft-Com in January 1997. Mr. Perri is seeking a preliminary and permanent injunction restricting the Company from enforcing the non-competition provisions of his employment agreement and from selling or dissipating any of the assets of Soft-Com. Mr. Perri is also seeking recission of the Merger Agreement pursuant to which the Company acquired Soft-Com and certain monetary damages. The Company intends to vigorously contest the action and believes it has meritorious defenses to Mr. Perri's claims.

NOTE 15--EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESS

On January 2, 1997, the Company acquired Soft-Com through a tax-free merger accounted for as a purchase. Soft-Com is primarily engaged in the business of designing, developing, and marketing software for managing telecommunications services. The results of operations of Soft-Com are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was $491,510; the majority of which was in the form of the Company's common stock and options to purchase the Company's common stock. The total acquisition cost exceeded the fair value of the net assets of Soft-Com by $44,560. The excess is being amortized on the straight-line method over ten (10) years.

NOTE 16--MANAGEMENT'S PLAN FOR CONTINUING OPERATIONS

The Company has a deficiency in working capital of $377,750. At March 31, 1997. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. These actions include selective marketing efforts, potential expansion of the product line, potential for additional private placement financing, and negotiating with its current lender for an increase in the Company's Line of Credit.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

    The following Directors were elected by the Shareholders at the 1996 Annual Meeting of Shareholders held on October 15, 1996 and the following officers were appointed by the Board of Directors. All Directors will hold office until the next Annual Meeting of Shareholders of the Company and until their successors shall be elected and qualify. All officers of the Company serve at the discretion of the Board. In addition to Messrs. Johns and Daugherty, Ms. Davis is an officer of the Company.


NAME AND AGE                                              OCCUPATION DURING PAST FIVE (5) YEARS
------------                                              -------------------------------------

Anthony P. Johns (48)                                     President, Chief Executive Officer and Director of the
                                                          Company since March, 1990. Chief Operating Officer of
                                                          the Company from December, 1989 to March, 1990. Founding
                                                          member, Company Chairman and Managing Director of
                                                          Britannic Group Holdings Ltd., Britannic Telecom Company
                                                          Ltd., and Britannic Telecare Ltd. from August, 1985 to
                                                          November, 1989. Chairman of the Board of Directors of
                                                          Britannic Group Holdings Ltd., Britannic Telecom Company
                                                          Ltd. and Britannic Telecare Ltd. from December, 1989 to
                                                          May 1995.

Francis O. Hunnewell (58)                                 Director, Chairman of the Board of Directors, November
                                                          1993 until August 1995. From 1975 until July 1993, Mr.
                                                          Hunnewell was Co-Founder and Director of Binladen
                                                          Telecommunications Ltd. From 1984 to 1992 he was a
                                                          General Partner of Bliss & Co., Investment Bankers in
                                                          New York. From 1986 until June 1992, he was Group
                                                          Managing Director and subsequently Vice Chairman of
                                                          Asian Oceanic Group. He was a Director of Lend Lease
                                                          Trucks from 1990 to 1992. From 1992 to 1995, Mr.
                                                          Hunnewell was Chairman of Panavision (Canada) Ltd.
                                                          located in Montreal, Toronto and Vancouver, Canada.
                                                          Currently Mr. Hunnewell is Managing Director at Aldrich
                                                          Eastman Waltch International, real estate pension fund
                                                          managers with offices in Boston, Los Angeles, Mexico
                                                          City and Moscow. He is also President of Hunnewell &
                                                          Co., investment bankers since 1938, and Vice Chairman of
                                                          Asian Capital Partners Ltd., an Asian based merchant
                                                          bank headquartered in Hong Kong with offices around the
                                                          region.

Mark H. Daugherty (39)                                    Appointed to the Board of Directors in September 1992.
                                                          Controller of the Company from August 1985 until May
                                                          1991. He was Acting Chief Financial Officer from April,
                                                          1990 to October 1990. Mr. Daugherty has been Chief
                                                          Financial Officer of the Company since May 1991.




Rupert D. Armitage (49)                                   Director from November, 1995. Founding member, Chairman
                                                          and Managing Director of three software related
                                                          companies in the United Kingdom: Ambit Research Ltd.
                                                          formed in 1987; Information from Data Ltd. formed in
                                                          1993; and Personal and Corporate Training Systems Ltd.
                                                          formed in 1995.

John J. Perri (48)                                        Director from December, 1996 following the merger
                                                          between CTI Group (Holdings) Inc. and Soft-Com Inc. Mr.
                                                          Perri was co-founder of Soft-Com Inc. in 1983 since
                                                          which he has served as President and Chief Executive
                                                          Officer. Mr. Perri holds a Bachelor of Science degree in
                                                          Electrical Engineering from City College of New York.
                                                          Mr. Perri resigned from the Board effective August 11, 1997.

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

    Based solely on review of the copies of such forms furnished to the Company, or written representation that no Forms 3, 4 or 5 were required, the Company believes that during the last fiscal year, all applicable Section 16(a) filing requirements have been complied with by its officers, directors and greater than ten-percent beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

A. MANAGEMENT REMUNERATION

    The following table sets forth the compensation paid or accrued for the five highest paid officers of the Company and its subsidiaries. The Company had only one officer for the year ended March 31, 1997 who received in excess of $100,000.


NAME AND PRINCIPAL                                               OTHER ANNUAL
   POSITION                      YEAR      SALARY       BONUS    COMPENSATION
------------------               ----    ----------    -------   ------------

Anthony P. Johns, President      1997    $140,000(1)      --      $29,700 (2)

& Chief Executive Officer        1996    $175,000      $12,820    $22,210(3)

                                 1995    $150,000         --      $19,810

(1) Mr. Johns agreed to a 40% salary reduction for the period from October 1, 1996 to March 31, 1997 as part of the Company implementing a six-month plan to assist in maintaining a neutral cash position. The plan was required due to the loss of a major customer in the quarter ended September 30, 1996.

(2) Includes $11,100 annual automobile allowance and $15,600 of living expense payments.

(3) Includes $11,100 annual automobile allowance, approximately $3,600 for the non-exclusive use by Mr. Johns of an apartment for which the Company made lease payments of approximately $10,800 and $3,900 of living expense payments in lieu of the lease payments which terminated in December 1995.

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

    The members of the Board of Directors, who are not employees of the Company, are paid fees of $1,000 per quarter and $500 per Board of Director meeting attended, plus reasonable travel expenses. Effective as of the Board of Directors meeting held on May 31, 1995, the Chairman of the Board, if he is not an employee of the Company, will receive an additional $2,000 per annum as compensation for his duties as Chairman. Mr. Armitage receives an additional $1,000 per board meeting attended due to the two additional days needed for travel to and from the UK pursuant to an agreement upon his election to the Board in November 1995. During the fiscal year ended March 31, 1997, Messrs. Hunnewell, Mazzuto and Armitage earned fees for their services on the Board of Directors in the amount of $6,000, $3,500 and $10,000 respectively, plus expenses. During the fiscal year ended March 31, 1997, Mr. Armitage received 30,000 stock options pursuant to the Company's stock option and restricted stock plan upon his appointment to the Stock Option Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock held by officers, directors, or affiliates, individually or as a group, and each person or entity known to the Company to own beneficially more than 5% of the Company's Common Stock at June 27, 1997:

                                                                   PERCENT
                                       SHARES OF COMMON STOCK     OF VOTING
NAME AND BUSINESS ADDRESS              BENEFICIALLY OWNED (1)     SECURITIES
-------------------------              ----------------------     ---------

Anthony P. Johns                            1,590,574(2)            24.9%
CTI Data Solutions (USA), Inc.
901 S. Trooper Road
Valley Forge, PA 19482

Rupert D. Armitage                            270,000(3)             4.2%
Ambit Research
100 New Kings Road
London SW64LX

Francis O. Hunnewell                          151,667(4)             2.4%
Hunnewell & Co.
10 Tremont Street, Suite 500
Boston, MA 02108

North American Venture Capital                383,073(6)             6.0%
 Fund Limited Partnership
Village Road
P.O. Box 714
New Vernon, NJ 07976

Mark H. Daugherty                              69,864(3)             1.1%
CTI Data Solutions (USA), Inc.
901 S. Trooper Road
Valley Forge, PA 19482

John Perri                                    379,147(5)             5.9%
CTI Soft-Com, Inc.
140 W. 22nd Street
New York, NY 10011

All executive officers and directors        2,494,864(7)            39.0%
as a group (6 persons, including
those named above, owning stock)

NOTES:

(1) All shares are beneficially owned and the sole investment and voting power is held by the person named, except as set forth below. Each share of common stock has one vote.

(2) Excludes options exercisable into 50,000 shares of the Company's common stock.

(3) Excludes options exercisable into 60,000 shares of the Company's common stock.

(4) Excludes options exercisable into 30,000 shares of the Company's common stock.

(5) Excludes options exercisable into 100,000 shares of the Company's common stock.

(6) Excludes options exercisable into 90,000 shares of the Company's common stock.

(7) Excludes options exercisable into 320,000 shares of the Company's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOT APPLICABLE

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    a) (1) and (2) The consolidated financial statements filed as part of this annual report on Form 10-KSB are included in Part II, Item 7.


               INDEX TO FINANCIAL STATEMENTS                           PAGE
               -----------------------------                           ----

Report of Independent Auditors...................................       F-1

Consolidated Balance Sheets at March 31, 1997 and 1996...........       F-2

Consolidated Statements of Operations for each of the
years ended March 31, 1997 and 1996..............................       F-4

Consolidated Statements of Changes in Stockholders'
Equity for each of the years ended March 31, 1997 and 1996.......       F-5

Consolidated Statements of Cash Flows for each of the
years ended March 31, 1997 and 1996..............................       F-6

Notes to Consolidated Financial Statements.......................       F-8

    (b) Reports on Form 8-K.

    The Company filed a Form 8-K with the Securities and Exchange Commission on January 16, 1997 in connection with the merger of Soft-Com Inc.

    (c) Exhibits


    2.1 Agreement and Plan of Merger dated as of December 16, 1996, by and among CTI Group (Holdings) Inc., CGI Acquisition Corp., Soft-Com Inc. and John Perri incorporated by reference from Exhibit #2.1 to Form 8-K filed with the Securities and Exchange Commission on January 16, 1997.

    3.1 The Company's Certificate of Incorporation and the By-laws incorporated by reference from the Proxy Statement filed with the Securities and Exchange Commission for Special Meeting of Stockholders held on February 19, 1988.

    3.2 Amendment to the Company's Certificate of Incorporation for the increase in the authorized capital of the Company to 10,000,000 shares, $.01 par value incorporated by reference from the Form 10-Q, for the period ended December 31, 1990, filed with the Securities and Exchange Commission on February 15, 1991.

    10.1 Lease dated September 2, 1992 between Daniel S. Berman and Robert J. Berman, co-partners, and the Company incorporated by reference from Exhibit #10.5 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1993.

    10.2 Employment Agreement dated February 1, 1995 between Anthony P. Johns and the Company incorporated by reference from Exhibit #10.5 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1995.


    10.3 Employment Agreement dated February 1, 1995 between Mark H. Daugherty and the Company incorporated by reference from Exhibit #10.6 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1995.

    10.4 Commercial Security Agreement dated June 1, 1995 between PNC Bank, National Association and the Company incorporated by reference from Exhibit #10.9 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1995.

    10.5 The Company's Stock Option and Restricted Stock Plan incorporated by reference from Exhibit #1 to the 1995 Proxy filed with the Securities and Exchange Commission on October 6, 1995.

    10.6 Promissory Note dated September 29, 1995 between PNC Bank, NA and the Company incorporated by reference from Exhibit #10.10 to the Form 10-KSB filed with the Securities and Exchange Commission on July 1, 1996.

    10.7 Promissory Note dated December 28, 1995 between PNC Bank, NA and the Company incorporated by reference from Exhibit #10.11 to the Form 10-KSB filed with the Securities and Exchange Commission on July 1, 1996.

    10.8 Commercial Security Agreement dated June 1, 1996 between PNC Bank, NA and the Company incorporated by reference from Exhibit #10.12 to the Form 10-KSB filed with the Securities and Exchange Commission on July 1, 1996.

    10.9 Promissory Note dated June 1, 1996 between PNC Bank, NA and the Company incorporated by reference from Exhibit #10.13 to the Form 10-KSB filed with the Securities and Exchange Commission on July 1, 1996.

    10.10 Form of Registration Rights Agreement dated as of January 2, 1997 by and between CTI Group (Holdings) Inc. and each of the holders of the capital stock of Soft-Com Inc. incorporated by reference from Exhibit #10.1 to Form 8-K filed with the Securities and Exchange Commission on January 16, 1997.

    10.11 Employment Agreement dated as of December 13, 1996, by and between CTI Group (Holdings) Inc. and John Perri incorporated by reference from Exhibit #10.2 to Form 8-K filed with the Securities and Exchange Commission on January 16, 1997.

    10.12 Copy of Lease Agreement dated April 10, 1992 between Hexagon Associates and Soft-Com Inc.

    10.13 Copy of Installment Note dated May 16, 1995 between First Fidelity and Soft-Com Inc.

    21.1 List of Subsidiaries of CTI Group (Holdings) Inc. as of March 31,
1997.

    27.1  Financial Data Schedule.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   /s/ Anthony P. Johns
                                   --------------------
Date: July 1997                    Anthony P. Johns,
                                   President & Chief Executive Officer,
                                   Chairman, Board of Directors

                           CTI GROUP (HOLDINGS) INC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       /s/ Anthony P. Johns
----------------------                 -----------------------------------
       Date                            Anthony P. Johns,
                                       President & Chief Executive Officer,
                                       Chairman, Board of Directors



                                       /s/ Francis O. Hunnewell
----------------------                 -----------------------------------
       Date                            Francis O. Hunnewell,
                                       Member, Board of Directors



                                       /s/ Mark H. Daughtery
----------------------                 -----------------------------------
       Date                            Mark H. Daugherty,
                                       Chief Financial Officer,
                                       Member, Board of Directors



                                       /s/ Rupert D. Armitage
----------------------                 -----------------------------------
       Date                            Rupert D. Armitage,
                                       Member, Board of Directors
