Form 10QSB
period 1997-06-30
CTI GROUP HOLDINGS INC
filed 1997-08-20
CIK 355627

             U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          Form 10 - QSB

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  0-10560


                    CTI Group (Holdings) Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


          Delaware                           51-0308583
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

   901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484
----------------------------------------------------------------
        (Address of principal executive offices; zip code)

  Issuer's telephone number, including area code (610) 666-1700

                          Not Applicable
----------------------------------------------------------------
             (Former name, address, and fiscal year)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No   X
   ----    ------

The number of shares of common stock, par value $.01, outstanding as of August 15, 1997 was: 6,390,314

          CTI Group (Holdings) Inc.
          Consolidated Balance Sheet

                                                        June 30,       March 31,
                                                          1997           1997
                   ASSETS                             -----------     ----------
                                                      (Unaudited)
Current assets:

  Cash and cash equivalents.......................      $   34,050    $  105,700

  Receivables:

    Trade, less allowance for doubtful
      accounts of $65,000 at June 30,
      1997 and  March 31, 1997....................         694,020       649,250

  Inventories.....................................          47,860        42,360

  Prepaid expenses................................          76,170        76,430
                                                        ----------    ----------
         Total current assets.....................         852,100       873,740
                                                        ----------    ----------

Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $447,010 at June 30, 1997 and
  $431,830 at March 31, 1997......................        202,680       210,530

Computer software, net of accumulated
  amortization of $1,367,390 at June 30,
  1997 and $1,328,930 at March 31, 1997...........      1,576,420     1,579,330

Excess of cost over net assets of acquired
  business, net of accumulated amortization
  of $3,310 at June 30, 1997 and $2,200
  at March 31, 1997...............................         41,250        42,360

Other assets......................................         49,810        49,810
                                                       ----------    ----------
                                                       ----------    ----------
                                                       $2,722,260    $2,755,770
                                                       ----------    ----------
                                                       ----------    ----------


          CTI Group (Holdings) Inc.
         Consolidated Balance Sheet


                                                     June 30,       March 31,
                                                       1997            1997
    LIABILITIES and STOCKHOLDERS' EQUITY          -------------  -------------
                                                   (Unaudited)
Current liabilities:

Current portion of long-term debt                  $   160,150    $    57,360

Accounts payable                                       456,870        519,750

Accrued commissions and other compensation              53,680         24,990

Other accrued expenses                                 298,240        283,510

Deferred revenue                                       340,700        365,880
                                                   -----------    -----------
         Total current liabilities                   1,309,640      1,251,490
                                                   -----------    -----------
Long-term debt, less current portion                    20,880         25,280
                                                   -----------    -----------

Commitments and contingencies

Stockholders' equity:

 Common stock, par value $.01; 10,000,000
   shares authorized; 6,530,564 shares
   issued at June 30, 1997 and March 31, 1997           65,310         65,310

 Capital in excess of par value                      7,769,180      7,769,180

 Accumulated deficit                                (6,030,280)    (5,943,020)
                                                   -----------    -----------
                                                     1,804,210      1,891,470

  Equity adjustment from foreign currency
    translation                                         (6,070)        (6,070)

Less - Treasury stock, 140,250 shares at
       June  30, 1997 and March 31, 1997
       at cost                                        (406,400)      (406,400)
                                                   -----------    -----------
   Total stockholders' equity                        1,391,740      1,479,000
                                                   -----------    -----------
                                                   $ 2,722,260    $ 2,755,770
                                                   -----------    -----------
                                                   -----------    -----------

        CTI Group (Holdings) Inc.
         Statement of Operations                        Three Months Ended
                                                              June 30,
                 (Unaudited)                       -----------------------------
                                                         1997            1996
                                                         ----            ----
Net sales                                            $   830,270    $   901,820
                                                   -------------    -----------

Costs and expenses:
Cost of sales (exclusive of depreciation                 384,050        386,590
   and amortization)
Selling, general and administrative expenses             474,710        456,940
Depreciation and amortization                             54,750         42,620
Interest expense, net of interest income of
$590 and $3,000 in 1997 and 1996,
 respectively                                              4,020         (1,920)
                                                     -----------    -----------
                                                         917,530        884,230
                                                     -----------    -----------
Income (loss) before income taxes                        (87,260)        17,590

Income tax provision                                        --            2,110
                                                     -----------    -----------
        Net income (loss)                            $   (87,260)   $    15,480
                                                     ===========    ===========

Net income (loss) per common share                   $     (0.01)   $      0.00
                                                     ===========    ===========

Weighted average common shares outstanding             6,390,314      5,398,423
                                                     ===========    ===========

                           CTI Group (Holdings) Inc.
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             1997         1996
                                                             ----         ----
Cash Provided By (Used In):
 Operating activities:
  Net Income                                              $ (87,260)  $  15,480
                                                          ----------  ---------
   Adjustments to reconcile net income to cash
    provided by (used in) operations:
     Depreciation and amortization                           54,750      42,620
     Provision for doubtful accounts                           --        (8,700)
     Issuance of stock option                                  --        24,000
   Changes in Operating Working Capital:
     Decrease (increase)  in receivables, trade             (44,770)    130,610
     Increase in inventories                                 (5,500)     (9,190)
     Decrease (increase) in prepaid expenses                    260     (14,780)
     Decrease in accounts payable                           (62,880)   (116,970)
     (Decrease) increase) in accrued commissions
       and other compensation                                28,690     (20,930)
     (Decrease) increase in other accrued expenses           14,730     (21,710)
     Decrease in deferred revenue                           (25,180)    (31,880)
                                                          ----------  ---------
   Total adjustments                                        (39,900)    (26,930)
                                                          ----------  ---------
        Total operating activities                         (127,160)    (11,450)
                                                          ----------  ---------

Investing Activities:
 Increase in other assets                                      --       (10,070)
 Additions to equipment and leasehold improvements           (7,330)    (20,810)
 Additions to computer software                             (35,550)   (134,160)
                                                          ----------  ---------
   Total investing activities                               (42,880)   (165,040)
                                                          ----------  ---------

Financing Activities:
 Repayment of debt                                          (11,610)    (20,110)
 Proceeds from borrowings                                   110,000        --
 Stock issuance via exercise of stock option                   --        10,000
                                                          ----------  ---------
   Total financing activities                                98,390     (10,110)
                                                          ---------   ---------

Decrease in cash and cash equivalents                       (71,650)   (186,600)
Effect of exchange rates on cash                               --            30
Cash and cash equivalents, at beginning of period           105,700     288,870
                                                          ---------   ---------
Cash and cash equivalents, at end of period               $  34,050   $ 102,300
                                                          ---------   ---------
                                                          ---------   ---------
Supplemental disclosures:
 Cash paid during the year for:
  Interest                                                    4,620         680

                    CTI Group (Holdings) Inc.

            Notes to Consolidated Financial Statements

                           (Unaudited)


NOTE 1 - The consolidated balance sheet as of June 30, 1997, the statement of operations for the three months ended June 30, 1997 and 1996, and the statement of cash flows for the three months ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and statement of cash flows at June 30, 1997 have been made. The results of operations for interim periods are not necessarily indicative of the results for the full year.

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

NOTE 4 -  Certain reclassifications have been made to the comparative
          June 30, 1996 data to conform to the current years presentations.

ITEM 2
------

               Management's Discussion and Analysis
                       or Plan of Operation

Results of Operations
--------------------------------

Net sales for the three months ended June 30, 1997 decreased $71,550 (8%) from the same period in the prior year. Included in this reduction was a decline in the Company's sales associated with its telemanagement service bureau products of approximately $61,000 (16%) from the same period in the prior year. Sales associated with the Company's billing products decreased approximately $240,000 (59%) from the same period in the prior year. This reduction was the result of a major customer cancellation in September 1996. Sales associated with the Company's telemanagement licensed software products increased approximately $229,000 (189%). This increase was primarily due to the acquisition of Soft-Com Inc. in January 1997.

Cost of sales decreased $2,540 (1%) for the three months ended June 30, 1997 as compared to the prior year period. Cost of sales was 46% of sales for the three months ended June 30, 1997 as compared to 43% of sales for the prior year period. The Company reduced its ongoing cost of sales in the third quarter of fiscal year ended March 31, 1997 as the result of the loss of a major customer, however these costs were offset by the costs associated with the Company's purchase of Soft-Com Inc in January 1997.

Selling, general and administrative expenses (S, G & A) increased $17,770 (4%) for the three months ended June 30, 1997. S, G & A was 57% of sales for the three months ended June 30, 1997 as compared to 51% of sales for the prior year period. The increase is due to the additional staff and marketing costs associated with the purchase of Soft-Com Inc., in January 1997.

Depreciation and amortization expense decreased $12,130 (29%) from the same period in the prior year. The increase is the result of the Company beginning to amortize its new software products (i.e. Neptune & Unity).

The Company continues to market its new software products Neptune and Unity. The Neptune billing software was completed as of the fiscal year ended March 31, 1997. The Company continues to install the smaller customers since March 1997 and has installed Neptune at a large customer site. Revenues will begin to be generated from this larger customer site in the second quarter of this fiscal year. Unity sales have been received and installed beginning in the last quarter of the fiscal year ended March 31, 1997.

Liquidity and Capital Resources
----------------------------------------------

     Working capital at June 30, 1997 was a deficit of $457,540, a decrease of $79,790 from the March 31, 1997 deficit of $79,790. The working capital ratio was .65 to 1 as of June 30, 1997 and .70 to 1 as of March 31, 1997. Working capital decreased as the result of the Company's operating activities utilizing cash. The Company utilized the line of credit it has with the bank to fund its operations for the quarter ending June 30, 1997. Subsequent to June 30, 1997 the Company has reduced its cost structure so as to assist the Company in generating cash for its operations. The Company's bank has extended the maturity of the Company's $200,000 revolving line of credit to September 30, 1997. The Company intends to discuss with the bank a further extension of the line of credit as well as to seek additional funding.

Part II - Other Information
-----------------------------------------------

ITEM 1 - Legal Proceedings
-----------------------------------------------
    On August 11, 1997, John Perri, the former President of the Company's CTI Soft-Com Inc. subsidiary, and Soft-Com, Inc. ("Soft-Com"), filed suit against the Company, CTI Data Solutions (USA), Inc., Anthony P. Johns and Mark Daugherty in connection with the Company's termination of Mr. Perri's employment on July 28, 1997 and the Company's acquisition of Soft-Com in January 1997. Mr. Perri is seeking a preliminary and permanent injunction restricting the Company from enforcing the non-competition provisions of his employment agreement and from selling or dissipating any of the assets of the former Soft-Com. Mr. Perri is also seeking recission in the Merger Agreement pursuant to which the Company acquired Soft-Com and certain monetary damages.

    The Company filed a motion to dismiss the complaint for lack of subject matter jurisdiction, a motion to partially dismiss the complaint for failure to state a claim and a motion to stay discovery. The court has directed discovery to proceed and will rule on the motion to dismiss in due course.

    The Company intends to vigorously defend the action and believes it has meritorious defenses to Mr. Perri's claims.

ITEM 2 - Changes in Securities
-----------------------------------------------
    None

ITEM 3 - Defaults Upon Senior Securities
------------------------------------------------------------------
    Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------

    There were no matters submitted for a vote of security holders during the three months ended June 30, 1997.

ITEM 5 - Other Information
-----------------------------------------------
    None

ITEM 6 - Exhibits and Reports on Form 8 - K
-----------------------------------------------
    (a)   Exhibits - None
    (b)   Form 8 - K
          None filed in the three months ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Anthony P. Johns                                August 20, 1997
------------------------------------                ----------------
Anthony P. Johns                                    Date
President & Chief Executive Officer


/s/ Mark H. Daugherty                               August 20, 1997
------------------------------------                ----------------
Mark H. Daugherty                                   Date
Chief Financial Officer