Form 10QSB
period 1997-09-30
CTI GROUP HOLDINGS INC
filed 1997-11-19
CIK 355627

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                    Form 10 - QSB

  (Mark One)
    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1997


    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                 EXCHANGE ACT OF 1934
    For the transition period from ___________ to ___________


    Commission file number  0-10560


                    CTI Group (Holdings) Inc.
   --------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)



           Delaware                                   51-0308583
----------------------------------           --------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

   901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484
-----------------------------------------------------------------------------
   (Address of principal executive offices; zip code)

  Issuer's telephone number, including area code (610) 666-1700


              Not Applicable
-----------------------------------------------------------------------------
                (Former name, address, and  fiscal year)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes       No   X
                  ----        ----

The number of shares of common stock, par value $.01, outstanding as of
November 10, 1997 was:        6,390,314

Transitional Small Business Disclosure Format (check one):

Yes               No    X
   ------            ------

    CTI Group (Holdings) Inc.
    Consolidated Balance Sheet

                                                          SEPTEMBER 30,         MARCH 31,
                                                               1997               1997
                                                          -------------       ------------
                 ASSETS
                                                          (Unaudited)

Current assets:

 Cash and cash equivalents............................    $    66,270             $    105,700

 Receivables:

 Trade, less allowance for doubtful
  accounts of $45,000 at September 30,
  1997 and $65,000 March 31, 1997.....................        761,550                  649,250

 Inventories..........................................         48,750                   42,360

 Prepaid expenses.....................................        100,990                   76,430
                                                           ----------             ------------
   Total current assets...............................        977,560                  873,740
                                                           ----------             ------------

Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $462,170 at September 30, 1997 and
  $431,830 at March 31, 1997..........................        187,540                   210,530

Computer software, net of accumulated
  amortization of $1,395,150 at September 30,
  1997 and $1,328,930 at March 31, 1997...............      1,559,900                 1,579,330

Excess of cost over net assets of acquired
  business, net of accumulated amortization
  of $4,320 at September 30, 1997 and $2,200
  at March 31, 1997...................................         40,240                    42,360

Other assets..........................................         49,810                    49,810
                                                           ----------              ------------
                                                           $2,815,050              $  2,755,770
                                                           ----------              ------------
                                                           ----------              ------------

    CTI Group (Holdings) Inc.
    Consolidated Balance Sheet


                                                                       SEPTEMBER 30,    MARCH 31,
                                                                          1997            1997
                                                                      -------------    -----------

LIABILITIES and STOCKHOLDERS' EQUITY
                                                                        (UNAUDITED)

Current liabilities:

 Current portion of long-term debt.................................    $   224,790       $    57,360

 Accounts payable..................................................        591,250           519,750

 Accrued commissions and other compensation........................         95,750            24,990

 Other accrued expenses............................................        329,580           283,510

 Deferred revenue..................................................        339,180           365,880
                                                                        ----------       -----------
   Total current liabilities.......................................      1,580,550         1,251,490
                                                                        ----------       -----------
 Long-term debt, less current portion..............................         22,360            25,280
                                                                        ----------       -----------
 Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01; 10,000,000
 shares authorized; 6,530,564 shares
 issued at September 30, 1997 and March 31, 1997...................         65,310            65,310

 Capital in excess of par value....................................      7,769,180         7,769,180

 Accumulated deficit...............................................     (6,209,880)       (5,943,020)
                                                                      -------------      -----------
                                                                         1,624,610         1,891,470
Equity adjustment from foreign currency
 translation.......................................................         (6,070)           (6,070)

Less--Treasury stock, 140,250 shares at
 September 30, 1997 and March 31, 1997
 at cost...........................................................       (406,400)         (406,400)
                                                                      -------------      ------------
   Total stockholders' equity......................................      1,212,140         1,479,000
                                                                      -------------      ------------
                                                                      $  2,815,050       $ 2,755,770
                                                                      -------------      ------------
                                                                      -------------      ------------

    CTI Group (Holdings) Inc.
    Statement of Operations

        (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                     ----------------
                                                                    1997             1996
                                                                    ----             ----
Net sales...............................................         $  1,584,630     $  1,783,830
                                                                 ------------     ------------
Costs and expenses:

Cost of sales (exclusive of depreciation................              810,580          761,970
and amortization)
Selling, general and administrative expenses............              927,580          907,910
Depreciation and amortization...........................              101,700          102,930
Interest expense, net of interest (income) of
$1,220 and $5,100 in 1997 and 1996,
respectively............................................               11,630           (3,110)
                                                                 ------------     ------------
                                                                    1,851,490        1,769,700
                                                                 ------------     ------------
Income (loss) before income taxes.......................             (266,860)          14,130

Income tax provision....................................                   --           13,610
                                                                 ------------     ------------
  Net income (loss).....................................         $   (266,860)    $        520
                                                                 ------------     ------------
                                                                 ------------     ------------

Net income (loss) per common share......................         $      (0.04)    $       0.00
                                                                 ------------     ------------
                                                                 ------------     ------------

Weighted average common shares outstanding..............            6,390,314        5,415,089
                                                                 ------------     ------------
                                                                 ------------     ------------


            CTI Group (Holdings) Inc.
             Statement of Operations

              (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     ------------------

                                                                    1997                 1996
                                                                    ----                 ----
Net sales................................................       $   754,360            $    882,010
                                                                -----------            -------------

Costs and expenses:
Cost of sales (exclusive of depreciation
 and amortization).......................................           426,530                 375,380
Selling, general and administrative expenses.............           452,870                 450,970
Depreciation and amortization............................            46,950                  60,310
Interest expense, net of interest (income) of
 $630 and $2,500 in 1997 and 1996,
 respectively............................................             7,610                  (1,190)
                                                                -----------            -------------
                                                                    933,960                 885,470
                                                                -----------            -------------

Loss before income taxes.................................          (179,600)                 (3,460)
Income tax provision.....................................                --                  11,500
                                                                -----------            -------------
                                                                -----------            -------------
   Net loss..............................................       $  (179,600)           $    (14,960)
                                                                -----------            -------------
                                                                -----------            -------------
Net loss per common share................................       $     (0.03)           $       0.00
                                                                -----------            -------------
                                                                -----------            -------------
Weighted average common shares outstanding...............         6,390,314               5,431,756
                                                                -----------            -------------
                                                                -----------            -------------

    CTI Group (Holdings) Inc.
Consolidated Statement of Cash Flows
          (Unaudited)

                                                                  SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                  ----------------

                                                                1997              1996
                                                                ----              ----

Cash Provided By (Used In):
 Operating activities:
  Net Income.............................................   $   (266,860)       $      520
                                                            -------------       -----------

Adjustments to reconcile net income to cash
 provided by (used in) operations:
  Depreciation and amortization..........................        101,700           102,930
  Provision for doubtful accounts........................        (20,000)          (10,000)
  Issuance of stock option...............................             --            50,230
Changes in Operating Working Capital:
  Decrease (increase) in receivables, trade..............        (92,300)          400,940
  Increase in inventories................................         (6,390)          (14,370)
  Increase in prepaid expenses...........................        (24,560)          (14,030)
  (Decrease) increase in accounts payable................         71,500          (126,860)
  (Decrease) increase in accrued commissions
   and other compensation................................         70,760           (40,510)
  (Decrease) increase in other accrued expenses..........         46,070           (31,740)
  Decrease in deferred revenue...........................        (26,700)          (10,760)
                                                            -------------       -----------
Total adjustments........................................        120,080           305,830
                                                            -------------       -----------
   Total operating activities............................       (146,780)          306,350
                                                            -------------       -----------
Investing Activities:
  Increase in other assets...............................             --           (10,100)
  Additions to equipment and leasehold
  improvements...........................................         (7,330)          (20,890)
  Additions to computer software.........................        (49,830)         (252,800)
                                                            -------------       -----------
   Total investing activities............................        (57,160)         (283,790)
                                                            -------------       -----------

Financing Activities:
  Repayment of debt......................................        (10,490)          (22,900)
  Proceeds from borrowings...............................        175,000                --
  Stock issuance via exercise of stock option............             --            10,000
                                                            -------------       -----------

   Total financing activities............................        164,510           (12,900)
                                                            -------------       -----------
(Decrease) increase in cash and cash equivalents.........        (39,430)            9,660
Effect of exchange rates on cash.........................             --              (720)
Cash and cash equivalents, at beginning of period........        105,700           288,870
                                                            -------------       -----------
Cash and cash equivalents, at end of period..............   $     66,270        $  297,810
                                                            -------------       -----------
                                                            -------------       -----------
Supplemental disclosures:
  Cash paid during the year for:
   Interest..............................................         10,800             3,270


             CTI Group (Holdings) Inc.

    Notes to Consolidated Financial Statements

          (Unaudited)


NOTE 1 - The consolidated balance sheet as of September 30, 1997, the statement of operations for the six and three months ended September 30, 1997 and 1996, and the statement of cash flows for the six months ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and statement of cash flows at September 30, 1997 have been made. The results of operations for interim periods are not necessarily indicative of the results for the full year.


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

NOTE 4 - Certain reclassifications have been made to the comparative September 30, 1996 data to conform to the current years presentations.

NOTE 5 - On August 11, 1997, John Perri ("Perri"), the former President of the Company's CTI Soft-Com Inc. subsidiary and Soft-Com Inc., filed suit in the United States District Court for the Eastern District of Pennsylvania against the Company, CTI Data Solutions (USA), Inc., Anthony P. Johns and Mark Daugherty in connection with the Company's termination of Mr. Perri's employment on July 28, 1997 and the Company's acquisition of Soft-Com Inc. in January 1997. On November 11, 1997, the parties to this litigation entered into a settlement agreement, pursuant to which, among other things; (i) no party admitted liability to another party; (ii) the Company agreed to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company to Perri to resolve the litigation and buy out the remainder of Perri's employment contract; (iii) Perri filed a stipulation terminating the litigation with prejudice; and, (iv) the parties released each other from any further liability.

ITEM 2


           Management's Discussion and Analysis


Results of Operations


  Net sales for the six months ended September 30, 1997 decreased $199,200 (11%) from the same period in the prior year. Included in this reduction was a decline in the Company's sales associated with its telemanagement service bureau products of approximately $146,000 (19%) from the same period in the prior year. Sales associated with the Company's billing products decreased approximately $436,000 (53%) from the same period in the prior year. This reduction was the result of a major customer cancellation in September 1996.Sales associated with the Company's telemanagement licensed software products increased approximately $383,000 (189%). This increase was primarily due to the acquisition of Soft-Com Inc. in January 1997.


  Cost of sales increased $48,610 (6%) for the six months ended September 30, 1997 as compared to the prior year period. Cost of sales was 51% of sales for the six months ended September 30, 1997 as compared to 43% of sales for the prior year period. The Company reduced its ongoing cost of sales in the third quarter of fiscal year ended March 31, 1997 as the result of the loss of a major customer, however these costs were offset by the costs associated with the Company's purchase of Soft-Com Inc in January 1997.

  Selling, general and administrative expenses (S, G & A) increased $19,670(2%) for the six months ended September 30, 1997. S, G & A was 59% of sales for the six months ended September 30, 1997 as compared to 51% of sales for the prior year period. The increase is due to the additional staff and marketing costs associated with the purchase of Soft-Com Inc.in January 1997.


  The Company continues to market its new software products Neptune and Unity. The Neptune billing software was completed as of the fiscal year ended March 31, 1997. The Company continues to install Neptune at smaller customers and has installed Neptune at one large customer site. This larger customer site began generating revenues for the Company in the second quarter of this fiscal year. The Company expects this larger customer to grow in size and therefore increase revenues to the Company during the coming months. Unity sales and installations commenced in the last quarter of the fiscal year ended March 31, 1997.

Liquidity and Capital Resources


  Working capital at September 30, 1997 was a deficit of $602,990, a decrease of $225,240 from the March 31, 1997 deficit of $377,750. The working capital ratio was .62 to 1 as of September 30, 1997 and .70 to 1 as of March 31, 1997. Working capital decreased as result of the Company's operating activities utilizing cash. The Company utilized the line of credit it has with the bank to fund its operations for the six months ending September 30, 1997. The Company's bank has extended the maturity of the Company's $200,000 revolving line of credit to March 31, 1998. During the quarter ended September 30,1997, the Company reduced its cost structure by way of a reduction in its workforce. As discussed in Part II item 1, on November 11, 1997, the Company settled an outstanding lawsuit with the former President of its CTI Soft-Com Inc. subsidiary. As part of the settlement the Company eliminated the restriction that was part of the acquisition agreement with Soft-Com Inc., which prevented the Company from closing its New York office. As a result of this settlement, the Company is in the process of consolidating its New York operations into its Valley Forge operations to further reduce its cost structure and thus assist the Company in generating cash from operations.

Part II - Other Information


ITEM 1 - Legal Proceedings

      On August 11, 1997, John Perri ("Perri"), the former President of the Company's CTI Soft-Corn Inc. subsidiary and Soft-Corn Inc, filed suit in the United States District Court for the Eastern District of Pennsylvania against the Company, CTI Data Solutions (USA), Inc., Anthony P. Johns and Mark Daugherty in connection with the Company's termination of Mr. Perri's employment on July 28, 1997 and the Company's acquisition of Soft-Corn Inc. in January 1997. On November 11, 1997, the parties to this litigation entered into a settlement agreement, pursuant to which, among other things; (i) no party admitted liability to another party: (ii) the Company agreed to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company to Perri to resolve the litigation and buy out the remainder of Perri's employment contract; (iii) Perri filed a stipulation terminating the litigation with prejudice; and, (iv) the parties released each other from any further liability.

ITEM 2 - Changes in Securities

      None

ITEM 3 - Defaults Upon Senior Securities

      Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders


      There were no matters submitted for a vote of security holders during the six months ended September 30, 1997.

ITEM 5 - Other Information

      None

ITEM 6 - Exhibits and Reports on Form 8 - K

      (a) Exhibits - None
      (b) Form 8 - K
          None filed in the three months ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Anthony P. Johns                                        11/19/97
___________________________________                    ___________________
Anthony P. Johns                                       Date
President & Chief Executive Officer



/s/ Mark H. Daugherty                                       11/19/97
___________________________________                    ___________________
Mark H. Daugherty                                      Date
Chief Financial Officer