Form 10QSB
period 1997-12-31
CTI GROUP HOLDINGS INC
filed 1998-02-17
CIK 355627

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                  ------------------------------------------------
                                    Form 10 - QSB


(Mark One)
 [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997


 [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT OF 1934
For the transition period from             to
                               -----------    -----------

Commission file number  0-10560

                              CTI Group (Holdings) Inc.
   ----------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


         Delaware                                              51-0308583
--------------------------------                       ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484
-----------------------------------------------------------------
 (Address of principal executive offices; zip code)

 Issuer's telephone number, including area code (610) 666-1700

                                    Not Applicable
-----------------------------------------------------------------
           (Former name, address, and fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes       No   X
                                                              ----      -----

The number of shares of common stock, par value $.01, outstanding as of February
10, 1998 was:            6,555,314

                             CTI Group (Holdings) Inc.
                             Consolidated Balance Sheet


                                                  December 31,       March 31,
                                                      1997               1997
ASSETS                                            ------------    ------------
                                                   (Unaudited)
Current assets:

  Cash and cash equivalents                          $  36,370      $  105,700

  Receivables:

    Trade, less allowance for doubtful
      accounts of $65,000 at December 31,
      1997 and March 31, 1997                          635,830         649,250

  Inventories                                           20,140          42,360

  Prepaid expenses                                      97,480          76,430
                                                   -----------     -----------
         Total current assets                          789,820         873,740
                                                   -----------     -----------

Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $477,330 at December 31, 1997 and
  $431,830 at March 31, 1997                           176,580         210,530

Computer software, net of accumulated
  amortization of $1,425,870 at December 31,
  1997 and $1,328,930 at March 31, 1997              1,530,300       1,579,330

Excess of cost over net assets of acquired
  business, net of accumulated amortization
  of $5,380 at December 31, 1997 and $2,200
  at March 31, 1997                                     39,180          42,360

Other assets                                            49,810          49,810
                                                   -----------     -----------
                                                  $  2,585,690    $  2,755,770
                                                  ------------    ------------
                                                  ------------    ------------


                             CTI Group (Holdings) Inc.
                             Consolidated Balance Sheet



                                                  December 31,      March 31,
                                                      1997            1997
LIABILITIES and STOCKHOLDERS' EQUITY              ------------    ------------
                                                   (Unaudited)

Current liabilities:

 Current portion of long-term debt                    $205,310        $ 57,360

 Accounts payable                                      472,070         519,750

 Accrued commissions and other compensation             98,810          24,990

 Other accrued expenses                                445,090         283,510

 Deferred revenue                                      304,700         365,880
                                                   -----------     -----------
         Total current liabilities                   1,525,980       1,251,490
                                                   -----------     -----------
Long-term debt, less current portion                    22,360          25,280
                                                   -----------     -----------
Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01; 10,000,000
   shares authorized; 6,695,564 shares
   issued at December 31, 1997 and
   6,530,564 at March 31, 1997                          66,960          65,310

 Capital in excess of par value                      7,822,190       7,769,180

 Accumulated deficit                               (6,439,330)     (5,943,020)
                                                   -----------     -----------
                                                     1,449,820       1,891,470

  Equity adjustment from foreign currency
    translation                                        (6,070)         (6,070)

Less - Treasury stock, 140,250 shares at
       December 31, 1997 and March 31, 1997
       at cost                                       (406,400)       (406,400)
                                                   -----------     -----------
   Total stockholders' equity                        1,037,350       1,479,000
                                                   -----------     -----------
                                                   $ 2,585,690     $ 2,755,770
                                                   -----------     -----------
                                                   -----------     -----------


                             CTI Group (Holdings) Inc.
                              Statement of Operations
                                    (Unaudited)


                                                      Nine Months Ended
                                                          December 31,
                                                  ----------------------------
                                                      1997            1996
                                                      ----            ----

Net sales                                          $ 2,185,870     $ 2,529,650
                                                   -----------     -----------
Costs and expenses:

 Cost of sales (exclusive of depreciation
   and amortization)                                 1,148,780       1,110,380
 Selling, general and administrative expenses        1,301,850       1,306,210
 Depreciation and amortization                         148,650         154,460
 Interest expense                                       18,300           2,850
 Interest income                                       (1,980)         (6,620)
 Other expense                                          84,500           --
 Other income                                         (17,920)           --
                                                   -----------     -----------
                                                     2,682,180       2,567,280
                                                   -----------     -----------

Loss before income taxes                             (496,310)        (37,630)

Income tax provision                                     --             14,580
                                                   -----------     -----------
        Net loss                                   $ (496,310)      $ (52,210)
                                                   -----------     -----------
                                                   -----------     -----------

Net loss per common share                          $    (0.08)     $    (0.01)
                                                   -----------     -----------
                                                   -----------     -----------

Weighted average common shares outstanding           6,398,647       5,449,309
                                                   -----------     -----------
                                                   -----------     -----------


                             CTI Group (Holdings) Inc.
                              Statement of Operations
                                    (Unaudited)


                                                       Three Months Ended
                                                           December 31,
                                                    ---------------------------
                                                       1997            1996
                                                       ----            ----
Net sales                                         $    601,240     $   745,820
                                                  ------------     -----------
Costs and expenses:
 Cost of sales (exclusive of depreciation
   and amortization)                                   338,200         348,410
 Selling, general and administrative expenses          374,270         398,300
 Depreciation and amortization                          46,950          51,530
 Interest expense                                        5,160             860
 Interest income                                         (470)         (1,520)
 Other expense                                          84,500           --
 Other income                                         (17,920)           --
                                                  ------------     -----------
                                                       830,690         797,580
                                                  ------------     -----------

Loss before income taxes                             (229,450)        (51,760)

Income tax provision                                     --                970
                                                  ------------     -----------
        Net loss                                  $  (229,450)     $  (52,730)
                                                  ------------     -----------
                                                  ------------     -----------

Net loss per common share                         $     (0.04)     $    (0.01)
                                                  ------------     -----------
                                                  ------------     -----------

Weighted average common shares outstanding           6,406,981       5,517,747
                                                  ------------     -----------
                                                  ------------     -----------


                              CTI Group(Holdings) Inc.
                        Consolidated Statement of Cash Flows
                                    (Unaudited)


                                                          Nine Months Ended
                                                             December 31,
                                                      ------------------------
                                                         1997          1996
                                                         ----          ----
Cash Provided By (Used In):
  Operating activities:
    Net Loss                                         $ (496,310)   $  (52,210)
                                                     -----------   -----------
      Adjustments to reconcile net loss to cash
       provided by (used in) operations:
        Depreciation and amortization                    148,650       154,460
        Provision for doubtful accounts                    --          (10,000)
        Issuance of stock                                 54,650        50,230
        Issuance of stock option                           --           77,010
      Changes in Operating Working Capital:
        Decrease in receivables, trade                    13,420       236,070
        Decrease (increase) in inventories                22,220       (15,280)
        Increase in prepaid expenses                     (21,050)      (37,370)
       Decrease in accounts payable                      (47,680)     (188,550)
        (Decrease) increase in accrued commissions
          and other compensation                          73,820       (38,510)
        (Decrease) increase in other accrued
           expenses                                      161,580        (3,050)
        (Decrease) increase in deferred revenue          (61,180)        9,570
                                                      -----------   -----------
      Total adjustments                                  344,430       234,580
                                                     -----------   -----------
            Total operating activities                  (151,880)      182,370
                                                     -----------   -----------
    Investing Activities:
      Increase in other assets                             --          (10,470)
      Additions to equipment and leasehold
        improvements                                     (11,530)      (26,090)
      Additions to computer software                     (50,950)     (351,990)
                                                     -----------   -----------
            Total investing activities                   (62,480)     (388,550)
                                                     -----------   -----------
    Financing Activities:
      Repayment of debt                                  (29,970)      (25,750)
      Proceeds from borrowings                           175,000         --

      Stock issuance via exercise of stock option          --           10,000
                                                     -----------   -----------
            Total financing activities                   145,030      (15,750)
                                                     -----------   -----------

  (Decrease) increase in cash and cash equivalents       (69,330)     (221,930)
  Effect of exchange rates on cash                         --             (430)
  Cash and cash equivalents, at beginning of period      105,700       288,870
                                                     -----------   -----------

  Cash and cash equivalents, at end of period        $    36,370   $    66,510
                                                     -----------   -----------
                                                     -----------   -----------
  Supplemental disclosures:
    Cash paid during the year for:
      Interest                                            12,700         2,850
      Taxes                                                --              760


                             CTI Group (Holdings) Inc.

                     Notes to Consolidated Financial Statements

                                    (Unaudited)

NOTE 1 - The consolidated balance sheet as of December 31, 1997, the statement of operations for the nine and three months ended December 31, 1997 and 1996, and the statement of cash flows for the nine months ended December 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and statement of cash flows at December 31, 1997 have been made. The results of operations for interim periods are not necessarily indicative of the results for the full year.

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

NOTE 4 - Certain reclassifications have been made to the comparative December 31, 1996 data to conform to the current years presentations.

NOTE 5 - On August 11, 1997, John Perri ("Perri"), the former President of the Company's CTI Soft-Com Inc. subsidiary and Soft-Com Inc., filed suit in the United States District Court for the Eastern District of Pennsylvania against the Company, CTI Data Solutions (USA), Inc., Anthony P. Johns and Mark Daugherty in connection with the Company's termination of Mr. Perri's employment on July 28, 1997 and the Company's acquisition of Soft-Com Inc. in January 1997. On November 11, 1997, the parties to this litigation entered into a settlement agreement, pursuant to which, among things; (i) no party admitted liability to another party; (ii) the Company agreed to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company to Perri to resolve the litigation and buy out the remainder of Perri's employment contract . The options issued as part of this settlement were in substitution for the options granted under his employment agreement: (iii) Perri filed a stipulation terminating the litigation with prejudice; and, (iv) the parties released each other from any further liability.

NOTE 6 - On February 2, 1998, the Company acquired the assets and substantially all the liabilities of Siemens' Databit business division. Databit is engaged in the business of the design, development, marketing, distribution, licensing, maintenance and support of services. The purchase price was paid by CTI Data Solutions (International) Ltd., a wholly owned subsidiary of the Company, in the form of a $2,000,000. Secured Promissory Note. The Note calls for payment of annual interest of ten percent (10%) quarterly in arrears until February 2, 2001 (the Maturity Date). The Company executed a Guaranty (the "Guaranty") in favor of Siemens to guarantee CTI International's performance under the Note. Siemens was also granted a security interest in the assets of Databit purchased by CTI International, pursuant to a Debenture (the "Debenture") executed by CTI International in favor of Siemens, and all of the assets of the Company, including the Company's ownership interest in each of the Company's wholly-owned subsidiaries, pursuant to a Security Agreement (the "Security Agreement") and a Collateral Pledge Agreement (the "Pledge Agreement") executed by the Company in favor of Siemens.

ITEM 2
------

           Management's Discussion and Analysis
                   or Plan of Operation

Results of Operations
-----------------------------

  Net sales for the nine months ended December 31, 1997 decreased $343,780 (14%) from the same period in the prior year. Included in this reduction was a decline in the Company's sales associated with its telemanagement service bureau products of approximately $288,970 (25%) from the same period in the prior year. Sales associated with the Company's billing products decreased approximately $474,130 (48%) from the same period in the prior year. This reduction was the result of a major customer cancellation in September 1996. Sales associated with the Company's telemanagement licensed software products increased approximately $419,320 (107%). This increase was due to the acquisition of Soft-Com Inc. in January 1997.

  Cost of sales increased $38,400 (4%) for the nine months ended December 31, 1997 as compared to the prior year period. Cost of sales was 53% of sales for the nine months ended December 31, 1997 as compared to 44% of sales for the prior year period. The Company reduced its ongoing cost of sales in the third quarter of fiscal year ended March 31, 1997 as the result of the loss of a major customer, however these costs were offset by the costs associated with the Company's purchase of Soft-Com Inc in January 1997.

  Selling, general and administrative expenses (S, G & A) decreased $4,360 for the nine months ended December 31, 1997. S, G & A was 60% of sales for the nine months ended December 31, 1997 as compared to 52% of sales for the prior year period. The Company has maintained and will continue to maintain tight control over its S, G, & A expenses as it continues to market its products.

  Other expense for the nine months ended December 31, 1997 is the result of the Company having settled the lawsuit filed by John Perri against the Company, CTI Data Solutions (USA) Inc., Anthony P. Johns and Mark Daugherty. The lawsuit was in connection with the Company's termination of Mr. Perri's employment and the Company's acquisition of Soft-Com Inc.

  Other income for the nine months ended December 31, 1997 is the result of North American Venture Capital Fund ("NAVCF") assuming part of the debt which was acquired in the acquisition of Soft-Com Inc. NAVCF was a significant stockholder of Soft-Com Inc. prior to the acquisition of Soft-Com Inc. by the Company.

  The Company continues to market its new software products Neptune and Unity. The Neptune billing software was completed as of the fiscal year ended March 31, 1997. The Company continues to install the smaller customers since March 1997 and has installed Neptune at a large customer site. Minimal revenues started to be generated from this larger customer site in the second quarter of this fiscal year. The Company expects this larger customer to begin growing in size and therefore revenues to the Company during the coming months. Unity sales have been received and installed beginning in the last quarter of the fiscal year ended March 31, 1997.

Liquidity and Capital Resources
-----------------------------------------

  Working capital at December 31, 1997 was a deficit of $736,160, an increase in the deficit of $358,410 from the March 31, 1997 deficit of $377,750. The working capital ratio was .52 to 1 as of December 31, 1997 and .70 to 1 as of March 31, 1997. Working capital decreased as the result of the Company's operating activities utilizing cash. The Company utilized the line of credit it has with the bank to fund its operations for the six months ending September 30, 1997. The Company's bank has extended the maturity of the Company's $200,000 revolving line of credit to March 31, 1998. During the quarter ended September 30,1997 the Company reduced its cost structure by way of a reduction in its workforce. On November 11, 1997 the Company settled an outstanding lawsuit with the former President of its CTI Soft-Com Inc.,
subsidiary.   As part of the settlement the Company removed the restriction, that was part of the acquisition agreement with Soft-Com Inc., which prevented the closing of its New York office. As a result of this settlement the Company is in the process of consolidating its New York operations into its Valley Forge operations to further reduce its cost structure and thus assist the Company in generating cash from operations.

Part II - Other Information
-----------------------------------------

ITEM 1 - Legal Proceedings
-----------------------------------------
  None

ITEM 2 - Changes in Securities
-----------------------------------------
  None

ITEM 3 - Defaults Upon Senior Securities
-----------------------------------------
  Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------
  There were no matters submitted for a vote of security holders during the nine months ended December 31, 1997.

ITEM 5 - Other Information
-----------------------------------------
  None

ITEM 6 - Exhibits and Reports on Form 8 - K
-----------------------------------------------
  (a) Exhibits - None
  (b) Form 8 - K
      None filed in the three months ended December 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony P. Johns
-------------------------------------           ----------------------
Anthony P. Johns                                Date
President & Chief Executive Officer


/s/ Mark H. Daugherty
-------------------------------------           ----------------------
Mark H. Daugherty                               Date
Chief Financial Officer