Form 10QSB/A
period 1997-06-30
CTI GROUP HOLDINGS INC
filed 1998-12-18
CIK 355627

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
--------------------------------------------------------------------------------
                                  Form 10 - QSBA

  (Mark One)
    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1997


    [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

    Commission file number  0-10560


                                     CTI Group (Holdings) Inc.
--------------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


           Delaware                                     51-0308583
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484
--------------------------------------------------------------------------------
  (Address of principal executive offices; zip code)

  Issuer's telephone number, including area code (610) 886-1700

                                 Not Applicable
--------------------------------------------------------------------------------
                     (Former name, address, and fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No  X
                                                              ----    ----

The number of shares of common stock, par value $.01, outstanding as of
August 15, 1997 was:                     6,390,314

                            CTI Group (Holdings) Inc.
                           Consolidated Balance Sheet

                                                                                   June 30,     March 31,
                                                                                     1997         1997
                           ASSETS                                                  --------     ---------
                                                                                 (Unaudited)
Current assets:

  Cash and cash equivalents                                                       $   34,050   $  105,700

  Receivables:

  Trade, less allowance for doubtful
      accounts of $65,000 at June 30,
      1997 and  March 31, 1997                                                       694,020      649,250

  Inventories                                                                         47,860       42,360

  Prepaid expenses                                                                    76,170       76,430
                                                                                  ----------   ----------
         Total current assets                                                        852,100      873,740
                                                                                  ----------   ----------
Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $447,010 at June 30, 1997 and
  $431,830 at March 31, 1997                                                         202,680      210,530

Computer software, net of accumulated
  amortization of $1,440,390 at June 30,
  1997 and $1,328,930 at March 31, 1997                                            1,503,420    1,579,330

Excess of cost over net assets of acquired
  business, net of accumulated amortizatin of
  $3,310 at June 30, 1997 and $2,200
  at March 31, 1997                                                                   41,250       42,360

Other assets                                                                          49,810       49,810
                                                                                  ----------   ----------
                                                                                  $2,649,260   $2,755,770
                                                                                  ----------   ----------
                                                                                  ----------   ----------


                            CTI Group (Holdings) Inc.
                           Consolidated Balance Sheet


                                                                     June 30,          March 31,
                                                                       1997              1997
            LIABILITIES and STOCKHOLDERS' EQUITY                    -----------        ---------
                                                                    (Unaudited)
Current liabilities:

 Current portion of long-term debt                                    $   160,150    $    57,360

 Accounts payable                                                         456,870        519,750

 Accrued commissions and other compensation                                53,680         24,990

 Other accrued expenses                                                   298,240        283,510

 Deferred revenue                                                         340,700        365,880
                                                                      -----------    -----------
         Total current liabilities                                      1,309,640      1,251,490
                                                                      -----------    -----------
Long-term debt, less current portion                                       20,880         25,280
                                                                      -----------    -----------
Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01; 10,000,000
   shares authorized; 6,530,564 shares
   issued at June 30, 1997 and March 31, 1997                              65,310         65,310


 Capital in excess of par value                                         7,769,180      7,769,180

 Accumulated deficit                                                   (6,103,280)    (5,943,020)
                                                                      -----------    -----------
                                                                        1,731,210      1,891,470

  Equity adjustment from foreign currency
    translation                                                            (6,070)        (6,070)

Less - Treasury stock, 140,250 shares at
       June 30, 1997 and March 31, 1997
       at cost                                                           (406,400)      (406,400)
                                                                      -----------    -----------
   Total stockholders' equity                                           1,318,740      1,479,000
                                                                      -----------    -----------
                                                                      $ 2,649,260    $ 2,755,770
                                                                      -----------    -----------
                                                                      -----------    -----------



                 CTI Group (Holdings) Inc.
                  Statement of Operations           Three Months Ended
                       (unaudited)                        June 30,
                                                --------------------------
                                                    1997            1996
                                                    ----            ----
Net sales                                       $   830,270    $   901,820
                                                -----------    -----------
Costs and expenses:
 Cost of sales (exclusive of depreciation           384,050        386,590
   and amortization)
 Selling, general and administrative expenses       474,710        456,940
 Depreciation and amortization                      127,750         42,620
 Interest expense, net of interest income of
   $590 and $3,000 in 1997 and 1996,
   respectively                                       4,020         (1,920)
                                                -----------    -----------
                                                    990,530        884,230
                                                -----------    -----------
Income (loss) before income taxes                  (160,260)        17,590

Income tax provision                                   --            2,110
                                                -----------    -----------
        Net income (loss)                       $  (160,260)   $    15,480
                                                -----------    -----------
                                                -----------    -----------
Net income (loss) per common share              $     (0.03)   $      0.00
                                                -----------    -----------
                                                -----------    -----------
Weighted average common shares outstanding        6,390,314      5,398,423
                                                -----------    -----------
                                                -----------    -----------




                CTI Group (Holdings) Inc.                                    Three Months Ended
          Consolidated Statement of Cash Flows                                    June 30,
                     (Unaudited)                                          -----------------------
                                                                             1997          1996
                                                                             ----          ----
Cash Provided By (Used In):
  Operating activities:
    Net Income                                                            $(160,260)   $  15,480
                                                                          ---------    ---------
      Adjustments to reconcile net income to cash provided by (used in)
       operations:
        Depreciation and amortization                                       127,750       42,620
        Provision for doubtful accounts                                        --         (8,700)
        Issuance of stock option                                               --         24,000
      Changes in Operating Working Capital:
        Decrease (increase)  in receivables, trade                          (44,770)     130,610
        Increase in inventories                                              (5,500)      (9,190)
        Decrease (increase) in prepaid expenses                                 260      (14,780)
        Decrease in accounts payable                                        (62,880)    (116,970)
        (Decrease) increase) in accrued commissions
          and other compensation                                             28,690      (20,930)
        (Decrease) increase in other accrued expenses                        14,730      (21,710)
        Decrease in deferred revenue                                        (25,180)     (31,880)
                                                                          ---------    ---------
      Total adjustments                                                      33,100      (26,930)
                                                                          ---------    ---------
            Total operating activities                                     (127,160)     (11,450)

    Investing Activities:
      Increase in other assets                                                 --        (10,070)
      Additions to equipment and leasehold improvements                      (7,330)     (20,810)
      Additions to computer software                                        (35,550)    (134,160)
                                                                          ---------    ---------
        Total investing activities                                          (42,880)    (165,040)
                                                                          ---------    ---------
    Financing Activities:
      Repayment of debt                                                     (11,610)     (20,110)
      Proceeds from borrowings                                              110,000         --
      Stock issuance via exercise of stock option                              --         10,000
                                                                          ---------    ---------
        Total financing activities                                           98,390      (10,110)
                                                                          ---------    ---------

  Decrease in cash and cash equivalents                                     (71,650)    (186,600)
  Effect of exchange rates on cash                                             --             30
  Cash and cash equivalents, at beginning of period                         105,700      288,870
                                                                          ---------    ---------
  Cash and cash equivalents, at end of period                             $  34,050    $ 102,300
                                                                          ---------    ---------
                                                                          ---------    ---------
  Supplemental disclosures:
    Cash paid during the year for:
      Interest                                                                4,620          680




ITEM 2
------

                      Management's Discussion and Analysis
                              or Plan of Operation

Results of Operations
---------------------

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

  Selling, general and administrative expenses (S, G & A) increased $17,770 (4%) for the three months ended June 30, 1997. S, G & A was 57% of sales for the three months ended June 30, 1997 as compared to 51% of sales for the prior year period. The increase is due to the additional staff and marketing costs associated with the purchase of Soft-Com Inc. in January 1997.

  Depreciation and amortization expense increased $85,130 (200%) from the same period in the prior year. The increase is the result of the Company continuing to amortize its new Windows based software products.

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


Liquidity and Capital Resources
-------------------------------

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

NOTE 5 - The reason for an amended filing is due to the misreporting of amortization.

Part II - Other Information
---------------------------

ITEM 1 - Legal Proceedings
--------------------------

   On August 11, 1997, John Perri, the former president of the Company's CTI Soft-Com Inc. subsidiary, and Soft-Com Inc. ("Soft-Com") filed suit against the Company, CTI Data Solutions (USA) Inc., Anthony P. Johns, and Mark Daugherty in connection with the Company's termination of Mr. Perri's employment on July 28, 1997 and the Company's acquisition of Soft-Com in January 1997. Mr. Perri is seeking a preliminary and permanent injunction restricting the Company from enforcing the non-competition provisions of his employment agreement and from selling or dissipating any of the assets of Soft-Com. Mr. Perri is also seeking recission of the Merger Agreement pursuant to which the Company acquired Soft-Com and certain monetary damages.

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

ITEM 5 - Other Information
--------------------------
  None

ITEM 6 - Exhibits and Reports on Form 8 - K
-------------------------------------------
  (a) Exhibits - None
  (b) Form 8 - K
      None filed in the three months ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



------------------------------------             ----------------
Anthony P. Johns                                 Date
President & Chief Executive Officer





-----------------------------------              ----------------
Geoffrey L. Powell                               Date
Acting Chief Financial Officer