Form 10QSB/A
period 1997-09-30
CTI GROUP HOLDINGS INC
filed 1998-12-18
CIK 355627

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             ------------------------

                                 Form 10 - QSB/A

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

       901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484
       -------------------------------------------------------------------
       (Address of principal executive offices; zip code)

       Issuer's telephone number, including area code (610) 666-1700

                                 Not Applicable
                      -------------------------------------
                     (Former name, address, and fiscal year)

        Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
        past 90 days. Yes     No X
                         ----   ----

        The number of shares of common stock, par value $.01, outstanding as of
        November 10, 1997 was:          6,390,314

                         CTI Group (Holdings) Inc.
                        Consolidated Balance Sheet

                                                    September 30,       March 31,
                                                        1997              1997
                                                     ----------        ----------
                                                    (Unaudited)
                                  ASSETS

Current assets:

  Cash and cash equivalents .................        $   66,270        $  105,700

  Receivables:

    Trade, less allowance for doubtful
      accounts of $45,000 at September 30,
      1997 and $65,000 March 31, 1997 .......           761,550           649,250

  Inventories ...............................            48,750            42,360

  Prepaid expenses ..........................           100,990            76,430
                                                     ----------        ----------
         Total current assets ...............           977,560           873,740
                                                     ----------        ----------

Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $462,170 at September 30, 1997 and
  $431,830 at March 31, 1997 ................           187,540           210,530

Computer software, net of accumulated
  amortization of $1,548,990 at September 30,
  1997 and $1,328,930 at March 31, 1997 .....         1,406,060         1,579,330

Excess of cost over net assets of acquired
  business, net of accumulated amortization
  of $4,320 at September 30, 1997 and $2,200
  at March 31, 1997 .........................            40,240            42,360

Other assets ................................            49,810            49,810
                                                     ----------        ----------
                                                     $2,661,210        $2,755,770
                                                     ----------        ----------
                                                     ----------        ----------

                         CTI Group (Holdings) Inc.
                        Consolidated Balance Sheet

                                                  September 30,         March 31,
                                                      1997                1997
                                                   -----------         -----------
                                                   (Unaudited)
         LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:

 Current portion of long-term debt ........        $   224,790         $    57,360

 Accounts payable .........................            591,250             519,750

 Accrued commissions and other compensation             95,750              24,990

 Other accrued expenses ...................            329,580             283,510

 Deferred revenue .........................            339,180             365,880
                                                   -----------         -----------
         Total current liabilities ........          1,580,550           1,251,490
                                                   -----------         -----------
Long-term debt, less current portion ......             22,360              25,280
                                                   -----------         -----------
Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01; 10,000,000
   shares authorized; 6,530,564 shares
   issued at September 30, 1997 and
   March 31, 1997 .........................             65,310              65,310

 Capital in excess of par value ...........          7,769,180           7,769,180

 Accumulated deficit ......................         (6,363,720)         (5,943,020)
                                                   -----------         -----------
                                                     1,470,770           1,891,470

  Equity adjustment from foreign currency
    translation ...........................             (6,070)             (6,070)

Less - Treasury stock, 140,250 shares at
   September 30, 1997 and March 31, 1997
   at cost ................................           (406,400)           (406,400)
                                                   -----------         -----------
   Total stockholders' equity .............          1,058,300           1,479,000
                                                   -----------         -----------
                                                   $ 2,661,210         $ 2,755,770
                                                   -----------         -----------
                                                   -----------         -----------

                         CTI Group (Holdings) Inc.
                          Statement of Operations

                                (Unaudited)

                                                             Six Months Ended
                                                               September 30,
                                                      -------------------------------
                                                         1997                1996
                                                      -----------         -----------
Net sales ....................................        $ 1,584,630         $ 1,783,830
                                                      -----------         -----------
Costs and expenses:
 Cost of sales (exclusive of depreciation
   and amortization)..........................            810,580             761,970
 Selling, general and administrative expenses             927,580             907,910
 Depreciation and amortization ...............            255,540             102,930
 Interest expense, net of interest (income) of
   $1,220 and $5,100 in 1997 and 1996,
   respectively ..............................             11,630              (3,110)
                                                      -----------         -----------
                                                        2,005,330           1,769,700
                                                      -----------         -----------

Income (loss) before income taxes ............           (420,700)             14,130

Income tax provision .........................               --                13,610
                                                      -----------         -----------
        Net income (loss) ....................        $  (420,700)        $       520
                                                      -----------         -----------
                                                      -----------         -----------
Net income (loss) per common share ...........        $     (0.07)        $      0.00
                                                      -----------         -----------
                                                      -----------         -----------
Weighted average common shares outstanding ...          6,390,314           5,415,089
                                                      -----------         -----------
                                                      -----------         -----------

                         CTI Group (Holdings) Inc.
                          Statement of Operations

                                (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                      -------------------------------
                                                         1997                 1996
                                                      -----------         -----------
Net sales ....................................        $   754,360         $   882,010
                                                      -----------         -----------
Costs and expenses:
 Cost of sales (exclusive of depreciation
   and amortization)..........................            426,530             375,380
 Selling, general and administrative expenses             452,870             450,970
 Depreciation and amortization ...............            127,790              60,310
 Interest expense, net of interest (income) of
   $630 and $2,500 in 1997 and 1996,
   respectively ..............................              7,610              (1,190)
                                                      -----------         -----------
                                                        1,014,800             885,470
                                                      -----------         -----------
Loss before income taxes .....................           (260,440)             (3,460)

Income tax provision .........................               --                11,500
                                                      -----------         -----------
        Net loss .............................        $  (260,440)        $   (14,960)
                                                      -----------         -----------
                                                      -----------         -----------

Net loss per common share ....................        $     (0.04)        $      0.00
                                                      -----------         -----------
                                                      -----------         -----------
Weighted average common shares outstanding ...          6,390,314           5,431,756
                                                      -----------         -----------
                                                      -----------         -----------

                                   CTI Group (Holdings) Inc.
                             Consolidated Statement of Cash Flows
                                          (Unaudited)

                                                                                  Six Months Ended
                                                                                     September 30,
                                                                               ---------------------------
                                                                                 1997              1996
                                                                               ---------         ---------
Cash Provided By (Used In):
  Operating activities:
    Net Income ........................................................        $(420,700)        $     520
                                                                               ---------         ---------
      Adjustments to reconcile net income to cash provided by (used in)
       operations:
        Depreciation and amortization .................................          255,540           102,930
        Provision for doubtful accounts ...............................          (20,000)          (10,000)
        Issuance of stock option ......................................             --              50,230
      Changes in Operating Working Capital:
        Decrease (increase)  in receivables, trade ....................          (92,300)          400,940
        Increase in inventories .......................................           (6,390)          (14,370)
        Increase in prepaid expenses ..................................          (24,560)          (14,030)
        (Decrease) increase in accounts payable .......................           71,500          (126,860)
        (Decrease) increase in accrued commissions
          and other compensation ......................................           70,760           (40,510)
        (Decrease) increase in other accrued expenses .................           46,070           (31,740)
        Decrease in deferred revenue ..................................          (26,700)          (10,760)
                                                                               ---------         ---------
      Total adjustments ...............................................          273,920           305,830
                                                                               ---------         ---------
            Total operating activities ................................         (146,780)          306,350
                                                                               ---------         ---------
    Investing Activities:
      Increase in other assets ........................................             --             (10,100)
      Additions to equipment and leasehold improvements ...............           (7,330)          (20,890)
      Additions to computer software ..................................          (49,830)         (252,800)
                                                                               ---------         ---------
        Total investing activities ....................................          (57,160)         (283,790)
                                                                               ---------         ---------
    Financing Activities:
      Repayment of debt ...............................................          (10,490)          (22,900)
      Proceeds from borrowings ........................................          175,000              --
      Stock issuance via exercise of stock option .....................             --              10,000
                                                                               ---------         ---------
        Total financing activities ....................................          164,510           (12,900)
                                                                               ---------         ---------
  (Decrease) increase in cash and cash equivalents ....................          (39,430)            9,660
  Effect of exchange rates on cash ....................................             --                (720)
  Cash and cash equivalents, at beginning of period ...................          105,700           288,870
                                                                               ---------         ---------

  Cash and cash equivalents, at end of period .........................        $  66,270         $ 297,810
                                                                               ---------         ---------
                                                                               ---------         ---------
  Supplemental disclosures:
    Cash paid during the year for:
      Interest ........................................................           10,800             3,270

ITEM 2
------

                      Management's Discussion and Analysis
                              or Plan of Operation

Results of Operations
---------------------

     Net sales for the six months ended September 30, 1997 decreased $199,200 (11%) from the same period in the prior year. Included in this reduction was a decline in the Company's sales associated with its telemanagement service bureau products of approximately $146,000 (19%) from the same period in the prior year. Sales associated with the Company's billing products decreased approximately $436,000 (53%) from the same period in the prior year. This reduction was the result of a major customer cancellation in September 1996. Sales associated with the Company's telemanagement licensed software products increased approximately $383,000 (189%). This increase was primarily due to the acquisition of Soft-Com Inc. in January 1997.

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

     Selling, general and administrative expenses (S, G & A) increased $19,670 (2%) for the six months ended September 30, 1997. S, G & A was 59% of sales for the six months ended September 30, 1997 as compared to 51% of sales for the prior year period. The increase is due to the additional staff and marketing costs associated with the purchase of Soft-Com Inc.in January 1997.

     Depreciation and amortization increase $152,610 (148%) from the same period in the prior year. The increase is the result of the Company continuing to amortize its new Windows based software products.

     The Company continues to market its new software products Neptune and Unity. The Neptune billing software was completed as of the fiscal year ended March 31, 1997. The Company continues to install the smaller customers since March 1997 and has installed Neptune at a large customer site. Minimal revenues started to be generated from this larger customer site in the second quarter of this fiscal year. The Company expects this larger customer to begin growing in size and therefore revenues to the Company during the coming months. Unity sales have been received and installed beginning in the last quarter of tne fiscal year ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------

     Working capital at September 30, 1997 was a deficit of $602,990, a decrease of $225,240 from the March 31, 1997 deficit of $377,750. The working capital ratio was .62 to 1 as of September 30, 1997 and .70 to 1 as of March 31, 1997. Working capital decreased as the result of the Company's operating activities utilizing cash. The Company utilized the line of credit it has with the bank to fund its operations for the six months ending September 30, 1997. The Company's bank has extended the maturity of the Company's $200,000 revolving line of credit to March 31, 1998. During the quarter ended September 30,1997 the Company reduced its cost structure by way of a reduction in its workforce. Subsequent to September 30, 1997 the Company settled an outstanding lawsuit with its former President of its CTI Soft-Com Inc. subsidiary. As part of the settlement the Company removed the restriction, that was part of the acquisition agreement with Soft-Com Inc., which prevented the closing of its New York office. As a result of this settlement the Company is in the process of consolidating its New York operations into its Valley Forge operations to further reduce its cost structure and thus assist the Company in generating cash from operations.

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

NOTE 5 - On August 11, 1997, John Perri ("Perri"), the former President of the Company's CTI Soft-Com Inc. subsidiary and Soft-Com Inc., filed suit in the United States District Court for the Eastern District of Pennsylvania against the Company, CTI Data Solutions
                (USA) Inc., Anthony P. Johns and Mark Daugherty in connection with the Company's termination of Mr. Perri's employment on July 28, 1997 and the Company's acquisition of Soft-Com Inc. in January 1997. On November 11, 1997, the parties to this litigation entered into a settlement agreement, pursuant to which, among other things; (i) no party admitted liability to another party; (ii) the Company agreed to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company to Perri to resolve the litigation and buy out the remainder of Perri's employment contract; (iii) Perri filed a stipulation terminating the litigation with prejudice; and, (iv) the parties released each other from any further liability.

NOTE 6 - The reason for an amended filing is due to the msireporting of amortization.

Part II - Other Information
------------------------------------------------

ITEM 1 - Legal Proceedings
------------------------------------------------
  None

ITEM 2 - Changes in Securities
------------------------------------------------
  None

ITEM 3 - Defaults Upon Senior Securities
------------------------------------------------
  Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
  There were no matters submitted for a vote of security holders during the six months ended September 30, 1997.

ITEM 5 - Other Information
------------------------------------------------
  None

ITEM 6 - Exhibits and Reports on Form 8 - K
------------------------------------------------
  (a) Exhibits - None
  (b) Form 8 - K
      None filed in the three months ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



----------------------------------                  -----------------------
Anthony P. Johns                                    Date
President & Chief Executive Offier




----------------------------------                  -----------------------
Geoffrey L. Powell                                  Date
Acting Chief Financial Officer