Form 10QSB/A
period 1997-12-31
CTI GROUP HOLDINGS INC
filed 1998-12-18
CIK 355627

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                    ----------------------------------------
                                 Form 10 - QSB/A

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  0-10560


                            CTI Group (Holdings) Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                  51-0308583
           --------                                  ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

901 S. Trooper Road, P.O. Box 80360, Valley Forge, PA 19484
-----------------------------------------------------------
(Address of principal executive offices; zip code)

Issuer's telephone number, including area code (610) 666-1700

                                 Not Applicable
                                 --------------
                     (Former name, address, and fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No  X
                                                              ---     ---

The number of shares of common stock, par value $.01, outstanding as of February 10, 1998 was: 6,555,314

                           CTI Group (Holdings) Inc.
                           Consolidated Balance Sheet


                                                 December 31,  March 31,
                                                    1997         1997
                                               ----------   ----------
                                                (Unaudited)

ASSETS

Current assets:

  Cash and cash equivalents                    $   36,370   $  105,700

  Receivables:

    Trade, less allowance for doubtful
      accounts of $65,000 at December 31,
      1997 and March 31, 1997                     635,830      649,250

  Inventories                                      20,140       42,360

  Prepaid expenses                                 97,480       76,430
                                               ----------   ----------
         Total current assets                     789,820      873,740
                                               ----------   ----------

Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
   of $477,330 at December 31, 1997 and
  $431,830 at March 31, 1997                      176,580      210,530

Computer software, net of accumulated
  amortization of $1,660,550 at December 31,
  1997 and $1,328,930 at March 31, 1997         1,295,620    1,579,330

Excess of cost over net assets of acquired
  business, net of accumulated amortization
  of $5,380 at December 31, 1997 and $2,200
  at March 31, 1997                                39,180       42,360

Other assets                                       49,810       49,810
                                               ----------   ----------
                                               $2,351,010   $2,755,770
                                               ----------   ----------
                                               ----------   ----------

                           CTI Group (Holdings) Inc.
                           Consolidated Balance Sheet


                                              December 31,     March 31,
                                                  1997           1997
                                              -----------    -----------
                                              (Unaudited)

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:


 Current portion of long-term debt            $   205,310    $    57,360

 Accounts payable                                 472,070        519,750

 Accrued commissions and other compensation        98,810         24,990

 Other accrued expenses                           445,090        283,510

 Deferred revenue                                 304,700        365,880
                                              -----------    -----------
         Total current liabilities              1,525,980      1,251,490
                                              -----------    -----------
Long-term debt, less current portion               22,360         25,280
                                              -----------    -----------
Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01; 10,000,000
   shares authorized; 6,695,564 shares
   issued at December 31, 1997 and
   6,530,564 at March 31, 1997                     66,960         65,310

 Capital in excess of par value                 7,822,190      7,769,180

 Accumulated deficit                           (6,674,010)    (5,943,020)
                                              -----------    -----------
                                                1,215,140      1,891,470

  Equity adjustment from foreign currency
    translation                                    (6,070)        (6,070)

Less - Treasury stock, 140,250 shares at
December 31, 1997 and March 31, 1997
       at cost                                   (406,400)      (406,400)
                                              -----------    -----------
   Total stockholders' equity                     802,670      1,479,000
                                              -----------    -----------
                                              $ 2,351,010    $ 2,755,770
                                              -----------    -----------
                                              -----------    -----------

                           CTI Group (Holdings) Inc.
                            Statement of Operations


                                                     Nine Months Ended
                                                        December 31,
                  (Unaudited)                   --------------------------
                                                   1997            1996
                                                -----------    -----------

Net sales                                       $ 2,185,870    $ 2,529,650
                                                -----------    -----------
Costs and expenses:
 Cost of sales (exclusive of depreciation         1,148,780      1,110,380
   and amortization)
 Selling, general and administrative expenses     1,301,850      1,306,210
 Depreciation and amortization                      383,330        154,460
 Interest expense                                    18,300          2,850
 Interest income                                     (1,980)        (6,620)
 Other expense                                       84,500           --
 Other income                                       (17,920)          --
                                                -----------    -----------
                                                  2,916,860      2,567,280
                                                -----------    -----------

Loss before income taxes                           (730,990)       (37,630)

Income tax provision                                   --           14,580
                                                -----------    -----------
        Net loss                                $  (730,990)   $   (52,210)
                                                -----------    -----------
                                                -----------    -----------

Net loss per common share                       $     (0.11)   $     (0.01)
                                                -----------    -----------
                                                -----------    -----------
Weighted average common shares outstanding        6,398,647      5,449,309
                                                -----------    -----------
                                                -----------    -----------


                           CTI Group (Holdings) Inc.
                            Statement of Operations


                                                     Three Months Ended
                                                        December 31,
               (Unaudited)                      --------------------------
                                                    1997           1996
                                                -----------    -----------

Net sales                                       $   601,240    $   745,820
                                                -----------    -----------

Costs and expenses:
 Cost of sales (exclusive of depreciation           338,200        348,410
   and amortization)
 Selling, general and administrative expenses       374,270        398,300
 Depreciation and amortization                      127,790         51,530
 Interest expense                                     5,160            860
 Interest income                                       (470)        (1,520)
 Other expense                                       84,500           --
 Other income                                       (17,920)          --
                                                -----------    -----------
                                                    911,530        797,580
                                                -----------    -----------

Loss before income taxes                           (310,290)       (51,760)

Income tax provision                                   --              970
                                                -----------    -----------
        Net loss                                $  (310,290)   $   (52,730)
                                                -----------    -----------
                                                -----------    -----------


Net loss per common share                       $     (0.05)   $     (0.01)
                                                -----------    -----------
                                                -----------    -----------
Weighted average common shares outstanding        6,406,981      5,517,747
                                                -----------    -----------
                                                -----------    -----------

                           CTI Group (Holdings) Inc.
                            Statement of Operations


                                                                           Nine Months Ended
                                                                             December 31,
                      (Unaudited)                                       ----------------------
                                                                           1997         1996
                                                                        ---------    ---------
Cash Provided By (Used In):
  Operating activities:
    Net Loss                                                            $(730,990)   $ (52,210)
                                                                        ---------    ---------
      Adjustments to reconcile net loss to cash
       provided by (used in) operations:
        Depreciation and amortization                                     383,330      154,460
        Provision for doubtful accounts                                      --        (10,000)
        Issuance of stock                                                  54,650       50,230
        Issuance of stock option                                             --         77,010
      Changes in Operating Working Capital:
        Decrease in receivables, trade                                     13,420      236,070
        Decrease (increase) in inventories                                 22,220      (15,280)
        Increase in prepaid expenses                                      (21,050)     (37,370)
       Decrease in accounts payable                                       (47,680)    (188,550)
        (Decrease) increase in accrued commissions
          and other compensation                                           73,820      (38,510)
        (Decrease) increase in other accrued expenses                     161,580       (3,050)
       (Decrease) increase in deferred revenue                            (61,180)       9,570
                                                                        ---------    ---------
      Total adjustments                                                   579,110      234,580
                                                                        ---------    ---------
            Total operating activities                                   (151,880)     182,370
                                                                        ---------    ---------
    Investing Activities:
      Increase in other assets                                               --        (10,470)
      Additions to equipment and leasehold improvements                   (11,530)     (26,090)
      Additions to computer software                                      (50,950)    (351,990)
                                                                        ---------    ---------
        Total investing activities                                        (62,480)    (388,550)
                                                                        ---------    ---------
    Financing Activities:
      Repayment of debt                                                   (29,970)     (25,750)
      Proceeds from borrowings                                            175,000         --
      Stock issuance via exercise of stock option                            --         10,000
                                                                        ---------    ---------
        Total financing activities                                        145,030      (15,750)
                                                                        ---------    ---------

 ( Decrease) increase in cash and cash equivalents                        (69,330)    (221,930)
  Effect of exchange rates on cash                                           --           (430)
  Cash and cash equivalents, at beginning of period                       105,700      288,870

  Cash and cash equivalents, at end of period                           $  36,370    $  66,510
                                                                        ---------    ---------
                                                                        ---------    ---------
  Supplemental disclosures:
    Cash paid during the year for:
      Interest                                                             12,700        2,850
      Taxes                                                                  --            760


ITEM 2
------

                      Management's Discussion and Analysis
                              or Plan of Operation

Results of Operations

     Net sales for the nine months ended December 31, 1997 decreased $343,780 (14%) from the same period in the prior year. Included in this reduction was a decline in the Company's sales associated with its telemanagement service bureau products of approximately $288,970 (25%) from the same period in the prior year. Sales associated with the Company's billing products decreased approximately $474,130 (48%) from the same period in the prior year. This reduction was the result of a major customer cancellation in September 1996. Sales associated with the Company's telemanagement licensed software products increased $419,320 (107%). This increase was due to the acquisition of Soft-Com Inc. in January 1997.

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

     Depreciation and amortization expense increased $228,870 (148%) from the same period in the prior year. The increase is the result of the company continuing to amortize its new Windows based software products.

     Other expense for the nine months ended December 31, 1997 is the result of the Company having settled the lawsuit filed by John Perri against the Company, CTI Data Solutions (USA) Inc., Anthony P. Johns and Mark Daugherty. The lawsuit was in connection with the Company's termination of Mr. Perri's employment and the Company's acquisition of Soft-Com Inc.

     Other income for the nine months ended December 31, 1997 is the result of North American Venture Capital Fund ("NAVCF") assuming part of the debt which was acquired in the acquisition of Soft-Com Inc. NAVCF was a significant stockholder of Soft-Com Inc. prior to its acquisition by the Company.

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

Liquidity and Capital Resources

     Working capital at December 31, 1997 was a deficit of $736,160, a decrease of $358,410 from the March 31, 1997 deficit of $377,750. The working capital ratio was .52 to 1 as of December 31, 1997 and .70 to 1 as of March 31, 1997. Working capital decreased as the result of the Company's operating activities utilizing cash. The Company utilized the line of credit it has with the bank to fund its operations for the six months ending September 30, 1997. The Company's bank has extended the maturity of the Company's $200,000 revolving line of credit to March 31, 1998. During the quarter ended September 30,1997 the Company reduced its cost structure by way of a reduction in its workforce. On November 11, 1997 the Company settled an outstanding lawsuit with its former President of its CTI Soft-Com Inc. subsidiary. As part of the settlement the Company removed the restriction, that was part of the acquisition agreement with Soft-Com Inc., which prevented the closing of its New York office. As a result of this settlement the Company is in the process of consolidating its New York operations into its Valley Forge operations to further reduce its cost structure and thus assist the Company in generating cash from operations.

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

NOTE 5 - On August 11, 1997, John Perri ("Perri"), the former President of the Company's CTI Soft-Com Inc. subsidiary and Soft-Com Inc., filed suit in the United State District Court for the Eastern District of Pennsylvania against the Company, CTI Data Solutions (USA), Inc., Anthony P. Johns and Mark Daugherty in connection with the Company's termination of Mr. Perri's employment on July 28, 1997 and the Company's acquisition of Soft-Com Inc. in January 1997. On
          November 11, 1997, the parties to this litigation entered into a settlement agreement, pursuant to which, among things; (i) no party admitted liability to another party; (ii) the Company agreed to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company to Perri to resolve the litigation and buy out the remainder of Perri's employment contract; (iii) Perri filed a stipulation terminating the litigation with prejudice; and, (iv) the parties released each other from any further liability.

NOTE 6 - On February 2, 1998, the Company acquired the assets of Siemens' Databit business division. Databit is engaged in the business of the design, development, marketing, distribution, licensing, maintenance and support of telecommunications call management software and services. The purchase price was paid by CTI Data Solutions (International) Ltd., a wholly owned subsidiary of the Company, in the form of a $2,278,000 Secured Promissory Note. The Note calls for the payment of annual interest of ten percent (10%) quarterly in arrears until February 2, 2001 (the Maturity Date).

NOTE 7- The reason for an amended filing is due to the misreporting of amortization.

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


-----------------------------------              ------------------------------
Anthony P. Johns                                 Date
President & Chief Executive Officer



-----------------------------------              ------------------------------
Geoffrey L. Powell                               Date
Acting Chief Financial Officer