Form 10KSB
period 1998-03-31
CTI GROUP HOLDINGS INC
filed 1998-12-18
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1998.
OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _____________ to __________ Commission file number 0-10560.

                            CTI Group (Holdings) Inc.
              (Exact name of Small Business Issuer in its charter)

               DELAWARE                                             51-0308583
         (State or other jurisdiction of                          (IRS Employer
        incorporation of organization)                    Identification Number)

              2550 Eisenhower Avenue, Norristown, PA 19403 (Address
                   of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code (610) 666-1700

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

         Title of each class                      Name of each exchange
Common Stock, Par Value $.01 Per Share            on which registered
                                                  None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. X

The Issuer's revenues for its most recent fiscal year were $3,598,720.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of November 30, 1998 was $844,555.

The number of shares of common stock outstanding as of November 30, 1998 was 7,037,957.

                                     PART I

         Item 1.  Description of Business

         A.  Business Development

         The Company was incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware as of April 1, 1988, pursuant to a merger of the Company into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.

         In 1995, the Company restructured into a holding company. In January 1995, the Company established a Delaware corporation, CTI Data Solutions (USA) Inc. In May 1995, the Company established a UK-based company, CTI Data Solutions (International) Ltd. In December 1995, the Company established a Delaware corporation, CTI Delaware Holdings, Inc. In December 1996, the Company completed acquisition of Soft-Com Inc., a New York corporation, which was re-established as a Delaware corporation, CTI Soft-Com Inc. In February 1998, the Company completed an acquisition of a UK-based company, the Databit Ltd., a subsidiary of Siemens plc through its wholly-owned subsidiary CTI Data Solutions (International) Ltd. Subsequent to the acquisition, the Company changed the name of CTI Data Solutions (International) Ltd. to CTI Data Solutions Ltd. These organizations are wholly owned subsidiaries of the Company.

         CTI Data Solutions (USA) Inc. and CTI Soft-Com Inc. own all of the tangible assets and liabilities of the Company's U.S. operations and perform all of the necessary functions to conduct the Company's U.S. businesses. CTI Data Solutions Ltd. owns all of the tangible assets and liabilities of the Company's international operations and performs all of the necessary functions to conduct the Company's international businesses. CTI Delaware Holdings, Inc. owns all of the intangible assets of the Company. CTI Delaware Holdings, Inc. has research and development royalty agreements between itself and its operating subsidiaries: CTI Data Solutions (USA) Inc., CTI Data Solutions Ltd. and CTI Soft-Com Inc. These agreements provide CTI Delaware Holdings, Inc. with appropriate resources to develop the Company's proprietary software products while allowing the Company's operating subsidiaries to market and use the software products to conduct business in their respective market sectors.

         The Company's executive offices are located at 2550 Eisenhower Avenue, Norristown, Pennsylvania 19403. The Company's telephone number is
(610) 666-1700.


         B.  Business of Issuer

         The Company designs, develops, markets and supports software and services for managing telecommunications systems. The Company competes in complementary market sectors: network management solutions for corporate users of telecommunications services and billing solutions for providers of telecommunications services. All of the Company's business relates to information processing, specifically, the collection, formatting and processing of electronic event records into data reporting instruments. The Company obtains its revenue from service bureau operations, software licensing and software maintenance agreements.

         Clients. Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment. The Company's clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities and government agencies (local, county, state and federal).

         The Company's billing products are marketed to providers of telecommunications services. Generally, clients are switched and switchless resellers of long-distance (includes international) voice and data services, who purchase services wholesale from IXCs (inter-exchange carriers) for resale to business and residential end-users. The Company's billing products are also available to wholesalers to bill their resellers. Since passage of the Telecommunications Act of 1996, CLECs (competitive local exchange carriers), ISPs (Internet service providers), cellular and PCS (personal communications systems) companies, cable television operators, utility companies and universities have become future candidates for the Company's billing products. The Company is disposed to targeting all types of telecommunications service providers pending advancement of technological capabilities by its own development efforts, by partnering with companies offering complementary technology and through acquisitions. The Company works toward the capability to retrieve and process all forms of billable electronic event records.

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

         For software licensing agreements on a direct distribution basis, payment terms are 50% deposit upon receipt of order and 50% balance upon installation which is normally completed within 60 days. Occasionally, larger software orders may require up to six months to complete custom software development and installation. For software licensing via distributor channels, payment terms are net 30 days.

         Service bureau contracts provide monthly recurring revenue. Generally, contracts of 12 to 36 months carry automatic 12-month renewals until canceled.

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

         Telecommunications Data Processing. The Company processes event records generated by telecommunications switching vehicles that, to date, include telephone PBX (private branch exchange) and CENTREX (central office exchange) equipment. The Company anticipates processing records from computer-telephone LAN servers and other electronic event systems such as utility metering systems and cable television head-end controllers.

         The event records, processed by the Company, detail billable activity: e.g., call origin and destination numbers, date and time stamping, call duration, etc. The records are processed against pricing algorithms and other tables to derive data necessary to support a provider's need to invoice customers or a volume-user's need to track telecommunications activity.

         Outputs from the Company's software and services are various summary and detail reports and statements which are generally provided as hard copy printouts. Outputs are also available for viewing on computer monitors and are transportable via modem, magnetic media (e.g. tapes, disks, CD-ROMs) and e-mail.

         Data Collection. Event records are collected and stored in real-time by solid-state devices specifically designed for use with telecommunications switches, or by computer memory. Data is obtained for processing by polling the storage devices, by reading the data from a magnetic media prepared by the client or the client's service provider, or by e-mail.

         Billing Products: General. The Company's billing products support telecommunications providers' needs to invoice customers. Software and services are designed to collect and process data describing accounts receivable; to generate and deliver invoices; to support a customer service call center; and, to interface with other operational support systems (OSS). The billing products are mission-critical to providers insomuch as they affect cash flow, customer service and capabilities to define, design, package and market competitive services. Billing products are presently provided on a service bureau basis exclusively; however, the Company does consider proposals for restricted object code/source code licensing that the Company assesses to be non-competitive to its billing business.

         Service bureau billing solutions require a "front-end" software to be licensed by the client. The client uses the software to maintain a customer database and to fulfill needs to maintain customer profiles; to define services, packaging and pricing plans; to operate a customer service call center; and to control all parameters for the invoice processing performed by the Company. Invoices are generated at the Company's service bureau by processing extracts from the client's customer database against customers' call/event records. After processing a client's data and creating invoice image files, the Company outsources most invoice printing and mailing to mail houses. Invoice data is returned to the client for updating the customer database.

         Windows OS Platform. The Company began delivery of its new NEPTUNE Billing and Customer Care System for the telecommunications billing market sector during the year ended March 31, 1997. Nine clients have implemented the Company's NEPTUNE services. All contracts are with providers of telephony services.

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

         DOS Platform. For the year ended March 31, 1998, seven billing clients representing approximately 35 reseller sites remained under contract for the Company's legacy Billing Systems. The legacy systems employ DOS mainframe processing to generate invoices and require users to license a proprietary PC-based customer database software.

         The Company anticipates migrating these legacy clients to the Company's service bureau processing platform or year 2000 compliant platform. Such migration will be affected by the complexity of each client's billing applications, resources available to the Company without impacting new business, and a client's urgency to migrate. The Company expects to complete migration prior to December 31, 1999.

         Telemanagement Products: General. Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track telecommunications activity and to control costs associated with operating telecommunications networks. They perform functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling patterns, toll fraud detection, directory services and integration with other PBX peripheral products. (See "Telecommunications Data Processing" and "Data Collection.")

         The Company's CTI Data Solutions Ltd. subsidiary has introduced a new telemanagement function, carrier cost comparisons, which seizes upon the competition among carriers due to deregulating telecommunications markets. This new function allows a corporate telecom manager to compare performance and cost benefits of different carriers using the actual call data and unique calling patterns of their organization. The benefits to the telecom manager are new capabilities to select carrier services precisely to need and at minimal costs.

         The availability of Internet access to employees via corporate networks introduces new areas of fiscal and legal concern for telecommunications managers such that the Company anticipates new telemanagement applications for usage tracking and cost allocation of Internet activity over its clients' networks.

         With the acquisition of Soft-Com Inc., now "CTI Soft-Com Inc.," in December 1996, and Databit Ltd., now CTI Data Solutions Ltd., in February 1998, the Company's installed customer base increased substantially to over 13,500 systems total. Moreover, the acquisitions accelerated the Company's initiatives to build its critical mass, to strengthen its product portfolio with state-of-the-art Windows OS products, to expand sales distribution channels and to market products internationally.

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

         The Company's current portfolio of Windows OS telemanagement products by its subsidiaries includes "UNITY" (CTI Soft-Com Inc.) and Cpro and C6win (CTI Data Solutions Ltd.).

         All Windows OS products apply state-of-the-art technology to upgrade and expand traditional call accounting and telemanagement market applications. New Windows platform features for example include: call accounting report distribution via e-mail; CDR (call detail record) polling via Internet, Intranets or WANs; TAPI (telephony applications programming interface) dialer which facilitates point-and-click dialing from database-resident corporate and local directories; and 911 notification which allows organizations to assign any number of Windows-based PCs on their corporate LAN with an immediate screen-pop notification when a 911 call is made (the screen-pop pinpoints the caller's exact location within the building).

         MS-DOS Software Systems. For the year ended March 31, 1998, most installations of the Company's telemanagement software base remained under license agreements for the Company's older call accounting and telemanagement products designed for PCs and LANs using MS-DOS. In the U.S., DOS products include: ITMS/III (Interactive Telecommunications Management System, Version 3), CMS (Call Management System), SCOUT Call Accounting System, and COMMANDER Telemanagement System. Internationally, DOS products include CLAIREPRO and CLAIRE 6 Call Management Systems. The Company anticipates substantial repeat-sales opportunities over the next several years as it seeks to upgrade this telemanagement software base to its new Windows OS products.

         Interactive Service Bureau. The Company has deployed on a Ltd. basis hybrid systems which combine the most desirable benefits of service bureau outsourcing and in-house telemanagement. Under Interactive Service Bureau agreements, clients' routine telemanagement processing and monthly reporting are performed by the Company's service bureau while an on-site terminal facilitates add system queries and reporting.

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

         Employees. As of March 31, 1998, the Company employed 90 people on a full-time basis, of whom three persons were executive officers and the balance were engaged in development, installation and servicing of software, data processing, customer service, sales and marketing, and general administrative services.

         Patents. The Company has not applied for patent protection with respect to any of its software programs or other technology that it deems proprietary. Management believes that available patent protection would not afford the Company significant protection against competitors' development of infringing software or other technology. The Company seeks to protect the confidentiality of its proprietary software and other technology through non-disclosure agreements with its employees, clients and prospective clients.

         Trademarks. During the year ended March 31, 1997, a trademark registration was issued for the Company's CTI1 logo. The Company owns no other trademarks and does not have any trademark applications pending.

         Environment. The Company does not anticipate that compliance with federal, state or local environmental regulations will have any material effect on its capital expenditures, operating results or competitive position, or that it will be required to make any material capital expenditures for environmental protection in the current fiscal year.

         Competition: Billing Sector. Aside from highly-capitalized subsidiaries of major telecommunications companies, led by Cincinnati Bell Information Systems (CBIS), and large multi-industry information processing companies, such as Electronic Data Systems (EDS), the third-party telecommunications billing marketplace is fragmented with fractional shares distributed among many competitors. Deregulation of the telecommunications industry and the advent of convergence, which is the delivery of multiple telecommunications services from a single provider, casts such new and urgent importance to upgrading mission-critical billing systems that the sector is attracting substantial attention and investment. As convergence evolves, major billing companies can be expected to compete increasingly in fewer, broader arenas with a complete portfolio of convergent billing solutions. Deregulation is also inviting substantial new entrepreneurial enterprise for niche providers, which consequently can sustain a lucrative market for billing companies with partial convergence capabilities.

         There are an increasing number of competitors with billing experience who offer or are positioning to offer convergent billing solutions. Other competitors are attempting to enter the market or expand from niche market positions. While projections for growth in telecommunications billing are robust, the market can be expected to become increasingly competitive.

         Telemanagement Sector. Telemanagement market opportunities are strong for Windows-based products since telecommunications software has trailed other PC software in migrating to true Windows platforms. Many DOS and Unix systems at corporations, hospitals, universities and government agencies are ripe for replacement. Furthermore, these systems must be upgraded for year 2000 compliancy, which should move most organizations to replace them with state-of-the-art Windows technology rather than absorb inescapable programming costs.

         Of the competitive Windows-based telemanagement systems on the market today, the Company believes most to be direct functional translations of older DOS products and lack many of its product's new features and functionality. The telemanagement market is highly competitive and competition is expected to remain strong for the foreseeable future.

         Year 2000 Compliance Issues: See Note 11 of the consolidated financial statements.

         Item 2. Description of Properties

         The Company entered into an operating lease for its office facilities for its prior corporate headquarters in September 1992. The Company leased 12,000 square feet of a 15,000 square foot facility. The term of the agreement was for ten years commencing on January 1, 1993, and ending on December 31, 2002. Annual rent of $72,000, payable in equal monthly installments, commenced on July 1, 1993. Annual rent increases became effective on the anniversary of the initial rent payment as provided for in the lease.

         The Company negotiated an early termination of its lease during the fiscal year ended March 31, 1998, such that this lease terminated on July 31, 1998.

         The Company entered into a new operating lease for its corporate headquarters in July 1998. The Company is now leasing a 5,082 square foot facility. The term of the lease is for 5 1/2 years which commenced on July 25, 1998, and will end on December 2003. Annual rent of $43,200 in equal monthly installments commenced as of August 1, 1998. Annual rent increases become effective on the anniversary of the initial rent payment as provided for in the lease.

         The Company's subsidiary, CTI Data Solutions Ltd., leases office space at 854 Brighton Road, Purley, Surrey, UK. The Company is currently negotiating a new lease for this space. At present, the annual rent is approximately $124,700.

         Item 3. Legal Proceedings

         In September 1990, the Company, through the loss adjusting service of its former general liability insurance carrier, was advised of five Summons and Complaints filed in the Superior Court of Bergen County, New Jersey. The suit was filed on behalf of the Estates of five deceased plaintiffs who alleged that the failure of communications equipment used by the Hackensack Fire Department, and allegedly maintained by a subsidiary of the Company, impaired rescue operations while fighting a fire in Hackensack, New Jersey. Currently, plaintiffs' allegations have not supported the claim that the Company's subsidiary, who is the named insured under an insurance policy, was involved in the maintenance of the communication equipment in question. the above

         During the fiscal year ended March 31, 1997, three of the cases were settled. The Company's share of the settlements totaled $17,000. The Company's former general liability insurance carrier will bear the cost of these settlements. Discovery is proceeding on the remaining two cases; however, further settlement discussions are to be held with the remaining claimants. As a result of these settlements, and after consulting with the Company's counsel and liability insurance carrier, it is the opinion of management that the final outcome of the above matter will not have a material effect, if any, on the financial statements of the Company.

         On August 11, 1997, John Perri, the former President of the Company's CTI Soft-Com Inc. subsidiary and Soft-Com Inc., filed suit in the United States District Court for the Eastern District of Pennsylvania against the Company, CTI Data Solutions (USA), Inc., Anthony P. Johns and Mark Daugherty, in connection with the Company's termination of Mr. Perri's employment on July 28, 1997, and the Company's acquisition of Soft-Com Inc. in January 1997. On November 11, 1997, the parties to this litigation entered into a settlement agreement pursuant to which, among other things: (i) no party admitted liability to another party; (ii) the Company agreed to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company to Mr. Perri to resolve the litigation and buy out the remainder of Perri's employment contract. The options issued as part of this settlement were in substitution for the options granted under his employment agreement; (iii) Perri filed a stipulation terminating the litigation with prejudice; and, (iv) the parties released each other from any further liability

         On March 11, 1998, Colmen Capital Advisors, Inc. ("Colmen"), the Company's former financial advisors, filed suit in the Court of Common Pleas, Montgomery County, Pennsylvania against the Company for breach of contract. This is an action seeking damages of in excess of $80,000 and the grant of an option for 100,000 shares of stock. Colmen's complaint seeks to recover a "success fee" to which it claims entitlement as investment advisor to the Company pursuant to a contract dated August 8, 1997. That contract entitled Colmen to a success fee of 4% of new financing secured and an option for 100,000 shares of stock if Colmen presented a financing proposal accepted by the Company and new financing was obtained relating to the acquisition of Databit Ltd., a subsidiary of Siemens plc. This acquisition eventually was closed by the Company itself on the basis of seller financing which was subsequently renegotiated in which Colmen played no role. The Company paid Colmen the advisory fee called for under the contract and Colmen was reimbursed for all out-of-pocket expenses. Nevertheless, Colmen has sued the Company for the success fee.

         The Company has filed Preliminary Objections to Colmen's complaint seeking that it be dismissed on the basis that the language of the contract, drafted by Colmen, provides for payment of the success fee only if Colmen was responsible for procuring financing for the acquisition. Colmen has responded to the Preliminary Objections by arguing that the Company did not cancel the contract prior to the acquisition and that the contract entitled Colmen to the success fee as long as any financing is obtained from any source during the pendency of the contract.

         The Company intends to vigorously contest this action and believes it has meritorious defense to Colmen's claims.


         Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

         Item 5. Market for Common Equity and Related Stockholder Matters

         A. The shares of the Company's Common Stock are traded on the OTC Bulletin Board (Symbol "CTIG"). Prior to January 4, 1996, the Company's common stock had been trading on the OTC Bulletin Board under the symbol "CMMG". The table below sets forth for the indicated periods the bid price ranges for the common stock as furnished by the National Daily Quotation Bureau. These prices representing prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                      Quarterly Common Stock Price Ranges
                          (for the fiscal year ended March 31,)

                        1998                     1997
                        ----                     ----

               High      Low            High       Low
1st Quarter    $ .44     $.19            $ 1.06    $.50
2nd Quarter    $ .63     $.20            $  .63    $.19
3rd Quarter    $ .56     $.25            $  .47    $.25
4th Quarter    $ .50     $.25            $  .50    $.19

         B. At November 30, 1998, the bid and ask price for such shares was $.12.

         C. At November 30, 1998, the number of shareholders of record of Common Stock approximated 490.

         D. No dividends were paid in the fiscal years ended March 31, 1998 and 1997.

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

         Item 6.  Management's Discussion and Analysis or Plan of Operation

           Cautionary Statement Regarding Forward-Looking Statements

         This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not Ltd. to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and
(e) any statements using the words "anticipate", "expect", "may", "project", "intend" or similar expressions.

         Results of Operations

         Revenues from operations increased $375,430 (12%) for the fiscal year ended March 31, 1998, as compared to the prior year period. The increase was due, in part, to the acquisition of Databit Ltd. as of February 2, 1998 through the Company's wholly-owned subsidiary CTI Data Solutions Ltd. Since its acquisition, the newly acquired business generated $902,670 in sales for the fiscal year ended March 31, 1998.

         Sales associated with the Company's telemanagement service bureau products decreased $360,190 (24%) for the fiscal year ended March 31, 1998, as compared to the prior year period. The reduction was the result of a couple of our larger customers terminating during the fiscal year ended March 31, 1998.

         Sales associated with the Company's billing products decreased $513,340 (44%) for the fiscal year ended March 31, 1998. The reduction was the result of a major customer termination effective as of September 1996. This customer accounted for sales of $578,880 for the fiscal year ended March 31, 1997 and none during the fiscal year ended March 31, 1998.

         Sales associated with the Company's telemanagement licensed software products increased $1,248,960 (218%) of which $902,670 was the result of the Databit Ltd. acquisition. The Company's US based sales of telemanagement licensed software products increased $346,290 (60%) for the fiscal year ended March 31, 1998, as compared to the prior year period. This increase was the result of a full year of operations of the Company's subsidiary, CTI Soft-Com Inc. combined with the full release of its Windows based Unity software product.

         Cost of sales were 56% of sales in 1998 and 43% of sales in 1997. Cost of sales increased $644,880 (47%) for the fiscal year ended March 31, 1998, as compared to the prior year period. The increase was primarily due to the combination of operating CTI Soft-Com Inc. for a full year vs. three months in the previous year and the costs incurred in operating CTI Data Solutions Ltd. since the date of acquisition. The cost of sales for CTI Soft-Com Inc. increased $144,320 for the fiscal year ended March 31, 1998, as compared to the prior year. The cost of sales for CTI Data Solutions Ltd. was $464,046 since the date of acquisition.

         Selling, general and administrative ("SG&A") expenses were 68% of sales in 1998 and 55% of sales in 1997. The increase was primarily the direct result of operating CTI Data Solutions Ltd. since the date of acquisition, whose SG&A expense totaled $699,882. SG&A expenses for the Company's US based operations decreased $224,522 (13%) despite operating CTI Soft-Com Inc. for a full year ended March 31, 1998 vs. a three month period in the year ended March 31, 1997.

         Depreciation and amortization expenses increased $473,789 (193%) for the fiscal year ended March 31, 1998 as compared to the prior year period. This increase is the result of the Company continuing to amortize its new Windows based software products, plus amortization of software acquired with Databit Ltd. which amounted to $65,752.

         Bad debt expense increased by $133,200 (972%) primarily as a result of invoices billed from the CTI Soft-Com Inc. subsidiary prior to the termination of employment of that company's president on July 28, 1997. These invoices for maintenance services were not supported by a customer purchase order and subsequently had to be written off.

         Other expenses of $107,070 are primarily the result of the litigation settlement between John Perri and the Company. This settlement involves a non-interest bearing promissory note of $100,000 discounted at 11%. The note is payable at $5,000 per month until paid in full.

         Other income of $102,080 consists of 1) $17,920 of debt which was assumed by North American Venture Capital Fund in October, 1997; 2) $74,970 reduction in rent accruals resulting from the Company's renegotiation of its lease term; and, 3) $9,190 of miscellaneous income.

         Liquidity and Capital Resources: Working capital was a deficit of $1,340,890 and $377,750 at March 31, 1998 and 1997, respectively. The working capital ratio decreased to .61 to 1 at March 31, 1998 and from .70 to 1 at March 31, 1997. The 1998 decrease in working capital was partly due to the acquisition of Databit Ltd. Also, the Company's working capital was negatively impacted due to the losses incurred in its US based operations. The Company has a line of credit with its bank in the amount of $200,000, which was fully utilized at March 31, 1998. The bank has extended the maturity for this line of credit to September 30, 1998, and has granted a further extension for the line to September 30, 1999. Management believes that actions presently being considered to revise the Company's operating and financial requirements provide an opportunity for the Company to continue. These actions include restructuring the business to eliminate some overhead expenditures, selective marketing efforts, consolidation of the product line, potential for private placement financing, seeking invoice financing for CTI Data Solutions Ltd., and the pursuit of joint venture partnerships / source code transactions.

         Item 7.  Financial Statements
         Index to Financial Statements

                                                                                        Page
Report of Independent Auditors                                                          F - 1

Consolidated Balance Sheets at March 31, 1998 and 1997                                  F - 2

Consolidated Statements of Operations for the
 years ended March 31, 1998 and 1997                                                    F - 4

Consolidated Statements of Changes in
 Stockholders' Equity for the years ended
ended March 31, 1998 and 1997                                                           F - 5

Consolidated Statements of Cash Flows for the
 years ended March 31, 1998 and 1997                                                    F - 6

Notes to Consolidated Financial Statements                                              F - 8

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                  [Letterhead]








                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


Board of Directors and Stockholders
CTI Group (Holdings), Inc.
Norristown, Pennsylvania

We have audited the accompanying consolidated balance sheets of CTI GROUP (HOLDINGS), INC. AND SUBSIDIARIES as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI GROUP (HOLDINGS), INC. AND SUBSIDIARIES as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed more fully in Note 4D, the Company has a deficiency in working capital of $1,340,890 at March 31, 1998, and a net loss of $1,727,821 for the year ended March 31, 1998. Management plans to improve the Company's operating performance and financial condition, as also discussed in Note 4D.




                                    /s/ ZELENKOFSKE AXELROD AND CO., CPA'S INC.
                                    -------------------------------------------
                                    ZELENKOFSKE AXELROD AND CO., CPA'S INC.


Jenkintown, Pennsylvania
July 29, 1998, except for
 Note 3 as to which the
 date is November 13, 1998

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                March 31,

                                                                      -------------------------

                                                                        1998                 1997
                   ASSETS
                                                                      -------------------------
Current assets:

  Cash and cash equivalents                                          $   628,329   $    105,700

  Receivables:

    Trade, less allowance for doubtful
      accounts of $281,399 and $65,000 at
      March 31, 1998 and 1997, respectively                            1,239,353        649,250

  Inventories                                                             48,674         42,360

  Prepaid expenses                                                       145,894         76,430

                                                                      --------------------------
                            Total current assets                       2,062,250        873,740


Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $314,540
  and $431,830 at March 31, 1998 and 1997,
  respectively                                                           405,135       210,530

Computer software licensed to customers,
  net of accumulated amortization of $1,885,961
  and $1,328,930 at March 31, 1998 and 1997,
  respectively                                                         2,080,811      1,579,330

Excess of cost over net assets of acquired
  business, net of accumulated amortization of
  $6,660 and $2,200 at March 31, 1998 and 1997,
  respectively                                                            37,905         42,360


Other assets                                                              16,812         49,810
Deferred tax asset                                                        76,500           --

                                                                      --------------------------
                                                                      $4,679,413     $2,755,770
                                                                      --------------------------
                                                                      --------------------------


The accompanying notes are an integral part of the consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                 March 31,
                                                               -----------------------------------
                                                                         1998               1997
         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               -----------------------------------
  Current liabilities:

     Current portion of long-term debt                              $    293,820   $     57,360

     Accounts payable                                                    779,336        519,750

     Accrued commissions and other compensation                           25,323         24,990

     Other accrued expenses                                            1,232,645        283,510

     Deferred revenue                                                  1,072,016        365,880

                                                               -----------------------------------
                          Total current liabilities                    3,403,140      1,251,490

                                                               -----------------------------------
Long-term debt, less current portion                                   1,267,743         25,280

                                                               -----------------------------------

Commitments and
contingencies

 Stockholders' equity:
  Common stock, par value $.01; 10,000,000 shares
  authorized; 6,989,681 issued at March 31, 1998
   and 6,530,564 shares issued at March 31, 1997                          69,900         65,310

  Capital in excess of par value                                       8,028,230      7,769,180

   Accumulated deficit                                                (7,670,841)    (5,943,020)

                                                               -----------------------------------
                                                                         427,289      1,891,470

  Equity adjustment from foreign currency
   translation                                                           (12,359)        (6,070)

  Less - Treasury stock, 140,250 shares at
        March 31, 1998 and 1997, at cost                                (406,400)      (406,400)

                                                               -----------------------------------
                        Total stockholders' equity                         8,530      1,479,000

                                                               -----------------------------------
                                                                      $4,679,413     $2,755,770

                                                               -----------------------------------
                                                               -----------------------------------


The accompanying notes are an integral part of the consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  March 31,

                                                                   ------------------------------------
                                                                           1998           1997

                                                                   -----------------------------------

Net sales                                                            $ 3,598,720    $ 3,223,290
                                                                   -----------------------------------
Costs and expenses:
  Cost of sales (exclusive of depreciation and
  amortization)                                                        2,028,950      1,384,070
  Selling, general and administrative expenses                         2,459,722      1,773,470
  Bad debt expense                                                       146,900         13,700
  Depreciation and amortization                                          719,589        245,800

                                                                   -----------------------------------

                                                                       5,355,161      3,417,040

                                                                   -----------------------------------

Loss from operations before other income
  (expenses) and provision for income
  taxes (benefits)                                                    (1,756,441)      (193,750)

Other income (expenses)
  Interest expense                                                       (76,425)        (5,440)
  Other, net                                                              28,545          6,480
                                                                   -----------------------------------

Loss before provision for income taxes (benefit)                      (1,804,321)      (192,710)

Provision for income taxes (benefits)                                    (76,500)         4,800

                                                                   -----------------------------------
Net loss                                                             $(1,727,821)   $  (197,510)

                                                                   -----------------------------------
                                                                   -----------------------------------
Net loss per common share                                            $     (0.27)   $     (0.04)

                                                                   -----------------------------------
                                                                   -----------------------------------

Weighted average common shares outstanding                             6,479,341      5,641,765
                                                                   -----------------------------------
                                                                   -----------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                Equity
                                                                                             adjustment
                                    Common Stock       Total in                               from foreign
                                 -------------------   excess of   Accumulated    Treasury      currency
                                 Shares    Par value   par value      deficit      Stock       translation     Total

-------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1996       5,522,006 $ 55,220   $7,214,730  $(5,745,510)   $(406,400)     (4,850)        $1,113,190
Employee stock awards              139,708    1,400       26,540                                                   27,940
Exercise of stock option            50,000      500        9,500                                                   10,000
Issuance of stock and stock
 options in connection with
 acquisition                       818,850    8,190      461,370                                                  469,560
Issuance of employee stock
  options                                                 50,220                                                   50,220
Issuance of directors' stock
  options                                                  6,820                                                    6,820
Equity adjustment from
  foreign  currency translation                                                                 (1,220)            (1,220)
Net loss year ended March 31,
  1997                                                               (197,510)                                   (197,510)
--------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1997       6,530,564   65,310    7,769,180   (5,943,020)    (406,400)     (6,070)         1,479,000

Stock issued in connection
 with raising capital              165,000    1,650       53,980                                                   55,630
Stock issued to directors for
 payment of directors' fees         47,059      470       15,530                                                   16,000
Stock issued to employees for
 payment of deferred wages         247,058    2,470       81,530                                                   84,000
Issuance of employee
 stock options                                            91,930                                                   91,930
Issuance of stock options
 in connection with
 litigation settlement                                    16,080                                                   16,080
Equity adjustment from foreign
 currency translation                                                                           (6,289)            (6,289)
Net loss year ended
 March 31, 1998                                                    (1,727,821)                                 (1,727,821)
--------------------------------------------------------------------------------------------------------------------------
Balances at March 31,1998        6,989,681  $69,900   $8,028,230  $(7,670,841)   $(406,400)   $(12,359)           $ 8,530
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years ended March 31,
                                                                           ---------------------------
                                                                                 1998         1997
                                                                           ---------------------------
Cash Provided By:
  Operating Activities:

    Net Loss                                                            $ (1,727,821)         $(197,510)

    Adjustments to reconcile net loss to net cash provided by
   (used in)
   operations:
   Depreciation and amortization                                             719,589            245,800
   Gain on sale of assets                                                      -----               (320)
   Provision for doubtful accounts                                           216,399            (25,000)
   Employee stock award                                                        -----             35,100
   Issuance of stock options in connection with litigation
      settlement                                                              16,080              -----
   Issuance of stock in payment of deferred compensation                      84,000              -----
   Issuance of stock in connection with raising capital                       55,630              -----
   Issuance of stock for payment of directors' fees                           16,000              -----
   Issuance of employee stock options                                         91,930             57,040
   Exercise of stock options                                                   -----             10,000
   Deferred taxes                                                            (76,500)             -----

   Changes in operating assets and liabilities:
     Decrease in receivable, trade                                           330,348            372,450
     Increase in inventories                                                  (4,664)           (18,240)
     Increase in prepaid expenses                                            (18,314)           (45,080)
     Decrease in accounts payable                                           (227,163)           (67,030)
     Increase (decrease) in accrued commissions and other
       compensation                                                              333            (27,610)
     Increase in other accrued expenses                                      678,535             39,540
     Increase (decrease) in deferred revenue                                (170,014)            16,860
                                                                           ----------------------------
              Total operating activities                                     (15,632)           396,000
                                                                           ----------------------------
Investing Activities:
  Decrease (increase) in other assets                                         32,998             (6,400)
  Additions to equipment and leasehold improvements                          (54,048)           (38,270)
  Additions to computer software                                             (58,527)          (505,160)
  Sale of equipment                                                            -----             12,020
  Acquisition of businesses                                                  404,228            (31,430)
                                                                           ----------------------------
              Total investing activities                                     324,651           (569,240)
                                                                           ----------------------------

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                             Years ended March 31,
                                                                             1998             1997

                                                                           ---------------------------

Financing Activities:
  Repayment of debt                                                          (86,718)         (33,710)
  Proceeds from borrowings                                                   299,802           25,000
                                                                           ---------------------------
               Total financing activities                                    213,084           (8,710)
                                                                           ---------------------------

Effect of exchange rate changes on cash                                          526           (1,220)
                                                                           ---------------------------
Increase (decrease) in cash and cash equivalents                             522,629         (183,170)
Cash and cash equivalents, at beginning of year                              105,700          288,870

Cash and cash equivalents, at end of year                               $    628,329       $  105,700
                                                                           ---------------------------
                                                                           ---------------------------
Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                            $     17,495       $    6,040
                                                                           ------------    ----------
                                                                           ------------    ----------
    Income taxes                                                        $      -----       $      770
                                                                           ------------    ----------
                                                                           ------------    ----------
Non-cash investing and financing activities:
  Acquisition of businesses
    Working capital other than cash                                     $    443,850       $   98,010
    Equipment and leasehold Improvements                                    (268,950)          (5,170)
    Capitalized software at appraised value                               (1,017,923)        (556,000)
    Intangibles and other assets                                               -----          (58,590)
    Long-term debt                                                         1,247,251           27,920
    Stock and stock options issued                                             -----          462,400
                                                                           ---------------------------
Cash generated (paid) to acquire businesses                             $    404,228       $  (31,430)
                                                                           ---------------------------
                                                                           ---------------------------



The accompanying notes are an integral part of the consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
BUSINESS: In 1995 the Company restructured into a holding company. In January 1995, the Company established a Delaware corporation, CTI Data Solutions (USA) Inc. In May 1995, the Company established a UK-based company, CTI Data Solutions (International) Ltd. In December 1995, the Company established a Delaware corporation, CTI Delaware Holdings, Inc. In December 1996, the Company completed acquisition of Soft-Com Inc., a New York corporation, which was re-established as a Delaware corporation, CTI Soft-Com Inc. As discussed in Note 10, in February 1998, the Company completed an acquisition of a UK-based company, the Databit Ltd. a subsidiary of Siemens plc through its wholly-owned subsidiary CTI Data Solutions (International) Ltd. Subsequent to the acquisition, the Company changed the name of CTI Data Solutions (International) Ltd to CTI Data Solutions Ltd. These organizations are wholly-owned subsidiaries of the Company.

CTI Data Solutions (USA) Inc. and CTI Soft-Com Inc. own all of the tangible assets and liabilities of the Company's U.S. operations and perform all of the necessary functions to conduct the Company's U.S. businesses. CTI Data Solutions Ltd. owns all of the tangible assets and liabilities of the Company's U.K. operations and performs all of the necessary functions to conduct the Company's international businesses. CTI Delaware Holdings, Inc. owns all of the intangible assets of the Company. CTI Delaware Holdings, Inc. has research and development royalty agreements between itself and its operating subsidiaries: CTI Data Solutions (USA) Inc., CTI Data Solutions Ltd. and CTI Soft-Com Inc. These agreements provide CTI Delaware Holdings, Inc. with appropriate resources to develop the Company's proprietary software products while allowing its operating subsidiaries to market and use the software products to conduct business in their respective market sectors.

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

The following is a summary of significant accounting policies utilized by the
Company:

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of CTI Group (Holdings) Inc. and its domestic and foreign subsidiaries, all of which are wholly-owned (collectively referred to as the "Company"). As of March 31, 1998, the Company's subsidiaries were: CTI Data Solutions (USA) Inc., CTI Soft-Com Inc., CTI Data Solutions Ltd, CTI Delaware Holdings, Inc., Telephone Budgeting Systems, Inc. and Plymouth Communications Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

CURRENCY TRANSLATION: The financial statements of CTI Data Solutions Ltd., a UK based wholly-owned subsidiary, have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholders' equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to a separate component of stockholders' equity.

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

FURNITURE, FIXTURES, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS: Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years.

COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis. The amortization is computed using the straight-line method over the remaining estimated economic life of the product. The unamortized capitalized costs are compared annually to estimated net realizable value of the related product based upon independent appraisals. Because of competitive factors, and the inherent tendency in the software industry toward rapid obsolescence, the estimated value of the Company's software is subject to material revision in the near term. Cost of maintenance and customer support is expensed as incurred or when related revenue is recognized, whichever comes first.

The Company follows Statement of Position 91-1 (SOP 91-1), "Software Revenue Recognition" which requires, in part, the deferral of revenue on software licenses with significant vendor obligations and the amortization of post-contract customer support over the life of the contract. A new accounting pronouncement, SOP 97-2, "Software Revenue Recognition" will be effective for the fiscal year ended March 31, 1999. This new SOP is not expected to have a material effect on the Company when adopted.

The Company capitalized $58,527 and $500,750 in the fiscal years ended March 31, 1998 and 1997, respectively, in additional costs related to its software. The amortization expense for developed software was $584,692 in the fiscal year ended March 31, 1998 and $168,540 in the fiscal year ended March 31, 1997.

STOCK BASED COMPENSATION: The Company accounts for stock options and awards in accordance with SFAS No. 123, "Accounting for Stock-based Compensation".

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

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding during each period. Per share computations do not assume the exercise of common stock options outstanding in 1998 and 1997 because such exercise would be anti-dilutive. The Company has elected to defer adoption of SFAS 128, "Earnings Per Share". The adoption of SFAS 128 is not expected to have a material effect on the consolidated financial statements, when adopted, for the year ending March 31, 1999.

RECLASSIFICATION: Certain reclassifications have been made to the comparative March 31, 1997 amounts to conform to the current year's presentations.

NOTE 2 - FURNITURE, FIXTURES, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS The Company's fixed assets consist of the following:

                                                                          March 31,
                                                                  ------------------------------

                                                                    1998               1997
                                                                  ------------------------------
Equipment                                                            $589,465        $515,090
Furniture and fixtures                                                 14,500          14,500
Leasehold improvements                                                115,710         112,770
                                                                  ------------------------------
                                                                      719,675         642,360

Less accumulated depreciation and amortization                       (314,540)       (431,830)
                                                                  ------------------------------
                                                                     $405,135        $210,530
                                                                  ------------------------------
                                                                  ------------------------------

NOTE 3 - DEBT

  The following table summarizes long-term debt:                            March 31,
                                                                  ------------------------------

                                                                  1998                       1997

                                                                  ------------------------------
Secured promissory note (the Siemens' note)
maturing on February 2, 2001 for the purchase
of Databit Ltd. (see Note 10) The promissory note
is secured by the assets of the subsidiary and
has been discounted at 10%. The amount discounted
at March 31, 1998 was $251,707.                                  $1,248,293                 -----

Line of credit, requiring monthly interest payments, maturing on September 30, 1999 (as extended
November 13, 1998) bearing interest at the bank's prime rate, plus 0.5%. (Effective 9.0% at March 31,
1998) secured by the receivables of the Company.

The line of credit contains various restrictive
covenants, among which include maintaining
a certain level of stockholders' equity and
debt to net worth ratio on CTI Data Solutions Inc.                  200,000                25,000






Other:                                                              113,270                57,640
                                                                  ---------             ---------
                                                                  1,561,563                82,640
Less current portion                                                293,820                57,360
                                                                   --------             ---------
                                                                 $1,267,743               $25,280

                                                                  --------------------------------
                                                                  --------------------------------

The following table represents debt maturities for fiscal years ending March 31, 1999: $   293,820
                                                                                 2000:      19,450
                                                                                 2001:   1,248,293
                                                                                         ---------
                                                                                       $1,561,563
                                                                                         ---------
                                                                                         ---------


NOTE 4 - COMMITMENTS AND CONTINGENCIES
A. LEASE COMMITMENTS - The Company leases its office facilities, certain equipment and its main-frame operating software under non-cancelable long-term operating leases which expire at various dates. Minimum aggregate annual rentals subject to certain escalation clauses, under non-cancelable long-term operating leases are as follows:

 Years ending March 31, 1999        $227,400
                        2000         151,310
                        2001         173,500
                        2002          11,050
                                   ---------
Total minimum lease payments        $463,260

Rent expense for operations under all operating leases was $223,600 and $207,420 for the fiscal years ended March 31, 1998 and 1997, respectively.

B. CONTINGENCIES: On August 11, 1997, John Perri, the former President of the Company's CTI Soft-Com Inc. subsidiary and Soft-Com Inc., filed suit in the United States District Court for the Eastern District of Pennsylvania against the Company, CTI Data Solutions (USA), Inc., Anthony P. Johns and Mark Daugherty, in connection with the Company's termination of Mr. Perri's employment on July 28, 1997 and the Company's acquisition of Soft-Com Inc. in January 1997. On November 11, 1997, the parties to this litigation entered into a settlement agreement pursuant to which, among things: (i) no party admitted liability to another party; (ii) the Company agreed to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company to Perri to resolve the litigation and buy out the remainder of Perri's employment contract. The options issued as part of this settlement were in substitution for the options granted under his employment agreement; (iii) Perri filed a stipulation terminating the litigation with prejudice; and, (iv) the parties released each other from any further liability. As part of the Settlement Agreement dated November 11, 1997 between John Perri and the Company, the Company entered into a distributor agreement with Mr. Perri. The agreement is for the distribution of the Company's Unity software and is for a period of two years ending November 7, 1999. The agreement provides a credit on account for the first $100,000 of Unity software purchases. As of March 31, 1998, Mr. Perri has utilized $3,940 of this credit.

The Company is involved in certain litigation in the normal course of business. It is the opinion of management that the final outcome of these matters will not have a material effect, if any, on future consolidated financial statements of the Company and, accordingly, no provision has been made with regard thereto in the consolidated financial statements.

C. EMPLOYMENT AGREEMENTS: In conjunction with an employment contract effective April 1, 1995, the Company has agreed to pay an aggregate of 5% of pre-tax profit as incentive compensation to the President/CEO during each fiscal year ended March 31, 1997 and 1998. No accrual was required for the fiscal years ended March 31, 1998 and 1997. The employment agreement with Mr. Johns was reviewed on April 1, 1998 and extended to March 31, 2001. The aggregate minimum annual salary commitment under this agreement is $175,000 per annum.

On September 15, 1998 the Chief Financial Officer, Mark H. Daugherty, was asked to resign from the Company as part of the restructuring and the finance director of CTI Data Solutions Ltd., Geoffrey L. Powell, assumed additional responsibilities to his existing duties in the UK.

D. MANAGEMENT'S PLAN FOR CONTINUING OPERATIONS: The Company has a deficiency in working capital of $1,340,890 at March 31, 1998 and has incurred a loss for this year of $1,727,821.

The Company restructured its business operations in CTI Data Solutions Ltd. and CTI Data Solutions Inc. to reduce its operating expenses. This is expected to lead to savings in the 1998/1999 financial year, and in subsequent financial years.

Management believes that actions presently being taken to revise the Company's operating and financial requirements will stabilize its requirement for working capital and provide a stable base from which the Company can grow. Future actions could include further restructuring of overhead in the businesses, selective marketing efforts, consolidation of the product line, potential for additional private placement financing, seeking invoice based financing for the Company's CTI Data Solutions Ltd. subsidiary, and the pursuit of joint venture partnerships/source code transactions.

NOTE 5 - INCOME TAXES
  The provision for income taxes (benefit) consists of the following:


                                                                        Years ended March 31,
                                                                       ----------------------

                                                                          1998         1997

                                                                      -----------   ----------
  Federal                                                               $ (59,125)  $   -----
  State                                                                 $ (17,375)      4,800

                                                                      -----------   ----------
Provision for income taxes (benefit)                                    $ (76,500)  $   4,800
                                                                      -----------   ----------
                                                                      -----------   ----------


A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                           Years ended March 31,
                                                                          1998             1997

                                                                      -----------     ---------------
Computed tax (benefit) at the expected statutory rate                 $  (793,800)    $   (82,870)
 Other                                                                     29,350           6,570
 Loss from foreign subsidiary                                             109,210          71,250
 Increase in valuation allowance                                          578,740           9,850
                                                                      -----------     ---------------
                                                                      $   (76,500)    $     4,800
                                                                      -----------     ---------------
                                                                      -----------     ---------------

As of March 31, 1998, temporary differences giving rise to a net deferred tax asset consists primarily of the excess of book over tax accounting depreciation, stock options, allowance for doubtful accounts and the excess of book over tax accounting for computer software and net operating loss carry-forward net of a valuation allowance.

The Company's net operating loss carry-forwards of approximately $2,369,000 are available to reduce future taxable income through 2012. A tax benefit of only $76,500 was recorded in the 1998 statement because of the Company's uncertainty in being able to utilize the full benefits before carry-forwards expire. Accordingly, the tax benefit of $1,131,200 for the temporary differences and the loss carry-forward has been offset by a valuation allowance of $1,054,700.

The Company has not filed several Federal and State income tax returns, which are beyond their required filing dates. The Company has accrued estimated taxes, penalties, and interest, which are currently due with certain taxing authorities of $135,621 and included them in the accompanying consolidated financial statements.

NOTE 6 - CAPITAL STOCK TRANSACTIONS
A.     ISSUANCE OF COMMON STOCK:

In connection with the Company's effort to raise cash for the purchase of Databit Ltd., formerly a subsidiary of Siemens plc, the Company issued in total 165,000 shares of the Company's common stock to a director of the Company and certain organizations involved with raising additional capital. The stock was issued in lieu of cash compensation. The director received 15,000 shares with an average bid and ask price of $.38 on the date of issue. The Company issued 50,000 shares to its investment banking firm with an average bid and ask price of $.25 on the date of issue. The Company issued 100,000 shares to a potential investor with an average bid and ask price of $.38 on the date of issue.

During the fiscal year ended March 31, 1998 the Company issued 294,117 shares of the Company's common stock to certain employees and outside directors of the Company. The average bid and ask price on the date of issue was $.34. The stock issued to the employees was in lieu of a partial salary deferment. The stock issued to the outside directors was in lieu of their deferred directors' fees.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in November 1997 and February 1998, respectively; no dividend yield for all years, expected volatility of 128% and 127%, risk-free interest rates of 6% for all options and expected lives of 3 years for all options.

The Company issued 360,000 stock options (50,000 of which were issued within the stock option plan) to its employees during the fiscal year ended March 31, 1998. The option price was $.34. Accordingly, the Company recorded compensation expense of $91,920. The Company issued 310,000 options to certain key employees of its newly acquired UK based business. These options vest over a three year period and are exercisable one-third on each of the first, second and third anniversary from the date of grant. The term is for ten (10) years from the date of grant.

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

The Company issued 100,000 stock options to one of Soft-Com Inc.'s stockholders in connection with the acquisition. This individual was retained as an employee subsequent to the acquisition. The option exercise price was $.50 and 1/3 of such options vests on each of the first, second and third annual anniversary of their grant. The term was for ten (10) years from date of grant. These options terminated upon the termination of employment of this individual by the Company. The Company issued 100,000 stock options to this individual as part of a settlement agreement reached between the Company and him. The option exercise price is $.35 and they are exercisable upon their date of grant. The options expire on April 2, 2000.

Additionally, another stockholder of Soft-Com Inc. was issued 90,000 stock options at an exercise price of $1.50, which options are exercisable upon date of issuance. That term is for three years from date of grant. The Company modified the exercise price of these options in consideration for this stockholder assuming $18,850 of the remaining bank debt which was acquired in the purchase of Soft-Com Inc. The new exercise price is $.80. All other terms of these options are unchanged.

Activity in the stock option plan for the years ended March 31, 1998 and 1997 consisted of the following:


                                                         1998                            1997
                                             -----------------------------     --------------------------
                                                               Weighted                        Weighted
                                                                Average                        Average
                                              Number of        Exercise        Number of      Exercise
                                              Shares             Price          Shares           Price
                                             --------------   ------------     ----------   -------------
Outstanding at beginning of period            495,000           $ 0.34          355,000        $ 0.22
Granted                                        50,000             0.34          235,000          0.54
Exercised                                          -                -           (50,000)        (0.20)
Terminated                                   (190,000)           (0.45)         (45,000)        (0.19)
                                             --------------   ------------     ----------   -------------
Outstanding at end of period                  355,000           $ 0.23          495,000        $ 0.37
                                             --------------   ------------     ----------   -------------
                                             --------------   ------------     ----------   -------------

Exercisable at end of period                  340,000           $ 0.32          375,000        $ 0.34
                                             --------------   ------------      ---------   -------------
                                             --------------   ------------      ---------   -------------
Weighted average fair value of options
 granted during the years                                       $12,767                        $25,190
                                                              ------------                  -------------
                                                              ------------                  -------------

NOTE 7 - MAJOR CUSTOMERS
The Company had sales to one customer aggregating $578,880 (18% of sales) for the fiscal year ended March 31, 1997. This customer terminated its contract with the Company during the fiscal year ended March 31, 1997. For the fiscal year ended March 31, 1998, the Company had sales to another customer aggregating $291,200 (8% of sales) and $300,170 (9% of sales) respectively in 1998 and 1997. Accordingly, future operations could be affected by adverse changes in the Company's relationship with, or the financial condition of, this customer. Otherwise, there are no other significant concentrations of a credit risk. .

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS The following methods and assumptions were used to estimate the fair value of financial instruments:

CASH AND CASH EQUIVALENTS, TRADE RECEIVABLES, AND TRADE PAYABLES: The carrying amounts approximate fair value because of the short maturity of those instruments.

LONG-TERM DEBT: Except with regard to the Siemens plc note, the carrying amounts approximate fair value because the borrowing rates currently available to the Company are for loans with similar terms and average maturity, given the risk, ownership and underlying collateral. The carrying value of the Siemens plc note has been adjusted to its negotiated fair value, discounted, as discussed in Note 10.

NOTE 9 - PROFIT-SHARING PLAN
The Company has established a qualified 401(k) profit-sharing plan effective July 15, 1995. Eligible employees may defer a portion of their salaries. At the discretion of the Board of Directors, the Company can contribute to the profit-sharing plan, and may make a matching contribution of an additional amount of eligible employees' deferrals. There were no contributions to the plan during the fiscal years ended March 31, 1998 and 1997. Following the acquisition of Databit Ltd. (see Note 10 below) CTI Data Solutions Ltd. incurred an obligation under the terms of the purchase agreement to contribute to an employee pension plan. The amount contributed by the Company in the fiscal year ended March 31, 1998 was not material and contributions are not expected to be material in future years.

NOTE 10 - ACQUISITION OF BUSINESSES
On February 2, 1998, in a transaction accounted for as a purchase, the Company completed the acquisition of Databit Ltd., a subsidiary of Siemens plc through its wholly-owned subsidiary CTI Data Solutions (International) Ltd. Subsequent to the acquisition, the Company changed the name of CTI Data Solutions (International) Ltd. to CTI Data Solutions Ltd. In connection with the acquisition, the Company initially issued a secured promissory note to Siemens plc for $2,278,000 on March 27, 1998. The secured promissory note originally required quarterly interest payments at the rate of 10%. The note matures on February 2, 2001. The Company had issued 165,000 shares of its common stock, valued at $55,630, in an unsuccessful attempt to raise funds for this acquisition which was therefore expensed.

On September 29, 1998, the Company renegotiated the purchase price along with the value of the note and the underlying software acquired with the Databit Ltd. business. The note was reissued at face amount of $1,500,000 with no interest payments and recorded at the discounted value of $1,248,293.

The following unaudited pro forma financial information for the Company gives effect to the Databit Ltd. acquisition as if it had occurred on April 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                                         Years ended March 31,
                                                                    1998                 1997

                                                                  -------------------------------

Net Sales                                                          $  8,598,081     $11,728,000
                                                                   ------------     ------------
                                                                   ------------     ------------

Net income (loss)                                                  $ (2,433,967)    $    86,000
                                                                   ------------     ------------
                                                                   ------------     ------------

Net income (loss) per common share                                 $       (.38)    $      0.02
                                                                   -----------------------------
                                                                   -----------------------------

On January 2, 1997, the Company acquired Soft-Com Inc. through a tax-free merger accounted for as a purchase. Soft-Com is primarily engaged in the business of designing, developing, and marketing software for managing telecommunications services. The results of operations of Soft-Com Inc. are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was $404,228; the majority of which was in the form of the Company's common stock and options to purchase the Company's common stock. The total acquisition cost exceeded the fair value of the net assets of Soft-Com Inc. by $44,560. The excess is being amortized on the straight-line method over ten (10) years.

NOTE 11- YEAR 2000 COMPLIANCE ISSUES
All of the Company's software products and services are Year 2000 compliant with the exception of remote buffer software supplied to customers by CTI Data Solutions Ltd. and the service bureau operations for CTI Data Solutions Inc. For most customers of CTI Data Solutions Ltd., management believes it will be possible to recover from the customer, the cost of converting this software to become Year 2000 compliant. For a minority of customers, this will not be possible and the net cost to the Company of conversion of such customers is anticipated to be not material. The Company is converting the service bureau customers of CTI Data Solutions Inc. to a Year 2000 compliant system. The cost of this is estimated to be no more than $25,000 in total. There will also be additional costs to convert some of the Company's internal computer systems to become Year 2000 compliant. The computer systems affected are administrative in nature and will not of themselves disrupt the operations of the Company, in the event of failure. The cost of converting the internal computer systems is estimated to be $40,000 and a plan is in place to replace the relevant systems during the first half of 1999.

NOTE 12 - GEOGRAPHIC SEGMENT INFORMATION
The Company conducts business in the UK and the USA. A summary of the Company's operations by geographic area for the years ended March 31, 1998 and 1997 is as follows:


                                               UK                 USA       Consolidated
                                            --------------------------------------------
    1998
    ----

Total net sales                          $        902,670   $   2,696,050   $ 3,598,720
                                         ----------------   -------------   -----------
                                         ----------------   -------------   -----------
Loss from operations                     $       (424,204)  $  (1,332,237)  $(1,756,441)
                                         ----------------   -------------   -----------
                                         ----------------   -------------   -----------
Net loss                                 $       (439,811)  $  (1,288,010)  $(1,727,821)
                                         ----------------   -------------   -----------
                                         ----------------   -------------   -----------
Identifiable assets                      $      2,328,201   $   2,351,212   $ 4,679,413
                                         ----------------   -------------   -----------
                                         ----------------   -------------   -----------


    1997
    ----

Total net sales                          $         40,324   $   3,182,966   $ 3,223,290
                                         ----------------   -------------   -----------
                                         ----------------   -------------   -----------
Income (loss) from operations            $           --     $    (193,750)  $  (193,750)
                                         ----------------   -------------   -----------
                                         ----------------   -------------   -----------
Net loss                                 $        (31,826)  $    (165,684)  $  (197,510)
                                         ----------------   -------------   -----------
                                         ----------------   -------------   -----------
Identifiable assets                      $           --     $   2,755,770   $ 2,755,770

                                         ----------------   -------------   -----------
                                         ----------------   -------------   -----------

The foregoing disclosure has been prepared in accordance with SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for the fiscal year ending March 31, 1999, which is not expected to have a material effect.

                                    PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Securities Exchange Act of 1934

         The following Directors were elected by the Shareholders at the 1996 Annual Meeting of Shareholders held on October 15, 1996 and the Board of Directors appointed the following officers. All Directors will hold office until the next Annual Meeting of Shareholders of the Company and until their successors shall be elected and qualify. All officers of the Company serve at the discretion of the Board.

 Name and Age                               Occupation during past five (5) years
 ------------                               -------------------------------------
Anthony P. Johns (49)                       Mr. Johns,  a UK citizen,  has served as Chairman of the Board since
                                            October,  1996, and President,  Chief Executive Officer and Director
                                            of the Company  since March,  1990.  He was Chairman of the Board of
                                            Directors  of  Britannic  Group  Holdings  Ltd.,  Britannic  Telecom
                                            Company Ltd. and  Britannic  Telecare Ltd. from December 1989 to May
                                            1995.

Francis O. Hunnewell (59)                   Mr.  Hunnewell  has been a Director  since  November 1993 and served as  Chairman of the Board from  November  1993 to August  1995.  Mr.
                                            Hunnewell   is   Managing   Director  at  Aldrich   Eastman   Waltch
                                            International,  real estate  pension fund  managers  with offices in
                                            Boston,  Los Angeles,  Mexico City and Moscow.  He is also President of Hunnewell & Co.,  Investment  Bankers and Vice  Chairman of Asian
                                            Capital   Partners   Ltd.,   an  Asian   regional   merchant   bank,
                                            headquartered in Hong Kong.

Rupert D. Armitage (50)                     Mr.  Armitage,  a UK  citizen,  has been a Director  since  November
                                            1995.  He is founding  member,  Chairman  and  Managing  Director of three  software  related  companies  in the  United  Kingdom:  Ambit
                                            Research Ltd. formed in 1987;  Information  from Data Ltd. formed in
                                            1993;  and Personal and Corporate  Training  Systems Ltd.  formed in
                                            1995.

William Driscoll (56)                       Mr.  Driscoll,  a UK citizen,  has been a Director since March 1998.
                                            He is Managing  Director  and  Chairman of Siemens  Network  Systems
                                            Ltd.  in the UK since  December  1997.  Before  joining  Siemens  in
                                            1994, Mr.  Driscoll was Managing  Director of ACT  Cablestream  Ltd.
                                            when that company was acquired by  Siemens plc

Fred H. Rohn (72)                           Mr.  Rohn  has been a  Director  since  May  1998.  He is  presently
                                            General  Partner  in  North  American   Venture  Capital  Funds  and
                                            President  of  American  Venture  Management,   Inc.  He  serves  on
                                            Corporate Boards of the following  corporations:  Pratt-Read  Corp.,
                                            The  Futures  Group,  New  Jersey  Title  Insurance  Co.,  Weldotron
                                            Corp.,.  Deck  The  Walls,  Inc.,  Peacock  Papers,   Inc.,  Scandia
                                            Packaging Machinery Corp., and Moretrench American Corp.









Mary Ann Davis (59)                         Ms.  Davis has been  Corporate  Secretary  since May 1989.  Prior to that,  Ms. Davis was an  Administrative  Assistant from May 1982, to
                                            a  Judge  of  the  Common   Pleas   Court  of   Montgomery   County,
                                            Pennsylvania.

Geoffrey Powell (48)                        Mr. Powell has been Acting Chief  Financial  Officer since September
                                            1998.  Mr.  Powell had been Finance  Director of Databit  Ltd.  when the company  became CTI Data  Solutions  Ltd.  Previously Mr. Powell was  Finance  Director  of PSINet  UK, a  subsidiary  of PSI Net Inc
                                            (USA).  Prior to that time,  Mr.  Powell  was  Finance  Director  at
                                            Cyberscience plc and Controller at BT Syntegra.

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

         Item 10.  Executive Compensation

A.  MANAGEMENT REMUNERATION

         The following table sets forth the compensation paid or accrued for the five highest paid officers of the Company and its subsidiaries. The Company had only one officer for the year ended March 31, 1998 who, received in excess of $100,000.

Name and Principal                                             Other Annual
    Position                  Year    Salary        Bonus      Compensation

Anthony P. Johns, President   1998   $175,000        --        $29,720 (2)
& Chief Executive Officer     1997   $140,000 (1)    --        $29,700 (2)
                              1996   $175,000      $12,820     $22,210 (3)

(1) Mr. Johns agreed to a 40% salary reduction for the period from October 1, 1996 to March 31, 1997 as part of the Company implementing a six-month plan to assist in maintaining a neutral cash position. The plan was required due to the loss of a major customer in the quarter ended September 30, 1996.

(2) Includes an $11,100 annual automobile allowance and $15,600 of living expense payments.

(3) Includes an $11,100 annual automobile allowance, approximately $3,600 for the non-exclusive use by Mr. Johns of an apartment for which the Company made lease payments of approximately $10,800 and $3,900 of living expense payments in lieu of the lease payments which terminated in December 1995.

         On April 1, 1998, the Company entered into an employment agreement with Anthony P. Johns. Pursuant to this agreement, Mr. Johns is employed as President and Chief Executive Officer of the Company for a three-year term at an annual base salary of $175,000. Should the Company regain its listing on NASDAQ, Mr. Johns' salary will be increased to $200,000 for the remaining term of the Employment Agreement. In addition to such annual base salary, Mr. Johns is entitled to receive as additional compensation in the form of an annual bonus, an amount equal to five percent (5%) of the Company's pretax profit. The Company has also agreed to (i) provide Mr. Johns with a monthly automobile allowance,
(ii) an accommodation allowance in recognition of his need to maintain a residence both here and in the UK; and (iii) pay the premiums on life insurance and health insurance policies for the benefit of Mr. Johns. Mr. Johns will also be reimbursed by the Company for all expenses reasonably incurred by him in the performance of his duties.

         The members of the Board of Directors, who are not employees of the Company, are paid fees of $1,000 per quarter and $500 per Board of Director meeting attended, plus reasonable travel expenses. Effective as of the Board of Directors meeting held on May 31, 1995, the Chairman of the Board, if not an employee of the Company, will receive an additional $2,000 per annum as compensation for his duties as Chairman. Mr. Driscoll is not permitted to receive director's compensation under the terms of the Acquisition Agreement between Siemens plc and the Company. Mr. Armitage receives an additional $1,000 per board meeting attended due to the two additional days needed for travel to and from the UK pursuant to an agreement upon his election to the Board in November 1995. During the fiscal year ended March 31, 1998, Messrs. Hunnewell and Armitage earned fees for their services on the Board of Directors in the amount of $6,000 and $10,000 respectively, plus expenses. During the fiscal year ended March 31, 1997, Mr. Armitage received 30,000 stock options pursuant to the Company's stock option and restricted stock plan upon his appointment to the Stock Option Committee.

         Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock held by officers, directors, or affiliates, individually or as a group, and each person or entity known to the Company to own beneficially more than 5% of the Company's Common Stock at August 13, 1998:

                                                                                     Percent
                                    Shares of Common Stock                         of Voting
Name and Business Address            Beneficially Owned (l)                        Securities

Anthony P. Johns                        2,045,603  (2) (3)                          28.5%
CTI Data Solutions (USA), Inc.
2550 Eisenhower Avenue
Norristown, PA 19403

Rupert D. Armitage                        344,412  (4)                               4.3%
Ambit Research
100 New Kings Road
London SW64LX

Francis O. Hunnewell                      214,314  (5)                               2.6%
Hunnewell & Co.
10 Tremont Street, Suite 500
Boston, MA 02108

Fred H. Rohn                              483,073  (6) (7)                           5.6%
Village Road
P.O. Box 714
New Vernon, NJ 07976


Bill Driscoll                                   0                                    0.0%
Technology House
Maylands Avenue
Hemel Hempstead
Hertfordshire HP2 7DF


All executive officers and directors    3,209,876 (2) (6) (8)                       42.4%
 as a group (6 persons, including
 those named above, and
 Mary Ann Davis, Corporate
 Secretary, owning stock)

NOTES:

(1) All shares are beneficially owned and the sole investment and voting power is held by the person named, except as set forth below. Each share of common stock has one vote.

(2) Includes 119,147 shares of the Company's common stock owned by John Perri for which Mr. Johns holds voting proxy power.

(3) Includes options exercisable into 50,000 shares of the Company's common stock.

(4) Includes options exercisable into 45,000 shares of the Company's common stock.

(5) Includes options exercisable into 30,000 shares of the Company's common stock.

(6) Includes 383,073 shares of the Company's common stock owned by North American Venture Capital Fund. Mr. Rohn is a General Partner and small Ltd. Partner of the Fund.

(7) Includes options exercisable into 90,000 shares of the Company's common stock.

(8) Excludes options exercisable into 310,000 shares of the Company's common stock.


         Item 12.  Certain Relationships and Related Transactions

Not Applicable

         Item13.  Exhibits and Reports on Form 8-K

         a) (1) and (2) The consolidated financial statements filed as part of this annual report on Form 10-KSB are included in Part II, Item 7.

         Index to Financial Statements                                          Page

Report of Independent Auditors                                                  F - 1

Consolidated Balance Sheets at March 31, 1998 and 1997                          F - 2

Consolidated Statements of Operations for the
 years ended March 31, 1998 and 1997                                            F - 4

Consolidated Statements of Changes in
 Stockholders' Equity for the years ended
March 31, 1998 and 1997                                                         F - 5

Consolidated Statements of Cash Flows for the
 years ended March 31, 1998 and 1997                                            F - 6

Notes to Consolidated Financial Statements                                      F - 8

         (b)  Reports on Form 8-K.

         The Company filed a Form 8-K with the Securities and Exchange Commission on February 17, 1998, in connection with the acquisition of Databit Ltd.

         (c)  Exhibits

         2.1 Agreement and Plan of Merger dated as of December 16, 1996, by and among CTI Group (Holdings) Inc., CGI Acquisition Corp., Soft-Com Inc. and John Perri incorporated by reference from Exhibit #2.1 to Form 8-K filed with the Securities and Exchange Commission on January 16, 1997.

         2.2 Asset Purchase Agreement dated as of February 2, 1998 by and among CTI Group (Holdings) Inc. CTI Data Solutions (International) Ltd. and Siemens plc incorporated by reference from Exhibit #2.1 to the Form 8-K filed with the Securities and Exchange Commission on February 17, 1998.

         3.l The Company's Certificate of Incorporation and the By-laws incorporated by reference from the Proxy Statement filed with the Securities and Exchange Commission for Special Meeting of Stockholders held on February 19, 1988.

         3.2 Amendment to the Company's Certificate of Incorporation for the increase in the authorized capital of the Company to 10,000,000 shares, $.01 par value incorporated by reference from the Form 10-Q, for the period ended December 31, 1990, filed with the Securities and Exchange Commission on February 15, 1991.

         10.1 Lease dated September 2, 1992, between Daniel S. Berman and Robert
J. Berman, co-partners, and the Company incorporated by reference from Exhibit #10.5 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1993.

         10.2 Commercial Security Agreement dated June 1, 1995, between PNC Bank, National Association and the Company incorporated by reference from Exhibit #10.9 to the Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1995.

         10.3 The Company's Stock Option and Restricted Stock Plan incorporated by reference from Exhibit #1 to the 1995 Proxy filed with the Securities and Exchange Commission on October 6, 1995.

         10.4 Promissory Note dated September 29, 1995, between PNC Bank, NA and the Company incorporated by reference from Exhibit #10.10 to the Form 10-KSB filed with the Securities and Exchange Commission on July 1, 1996.

         10.5 Promissory Note dated December 28, 1995, between PNC Bank, NA and the Company incorporated by reference from Exhibit #10.11 to the Form 10-KSB filed with the Securities and Exchange Commission on July 1, 1996.

         10.6 Commercial Security Agreement dated June 1, 1996, between PNC Bank, NA and the Company incorporated by reference from Exhibit #10.12 to the Form 10-KSB filed with the Securities and Exchange Commission on July 1, 1996.

         10.7 Promissory Note dated June 1, 1996, between PNC Bank, NA and the Company incorporated by reference from Exhibit #10.13 to the Form 10-KSB filed with the Securities and Exchange Commission on July 1, 1996.

         10.8 Form of Registration Rights Agreement dated as of January 2, 1997, by and between CTI Group (Holdings) Inc. and each of the holders of the capital stock of Soft-Com Inc. incorporated by reference from Exhibit #10.1 to Form 8-K filed with the Securities and Exchange Commission on January 16, 1997.

         10.9 Copy of Installment Note dated May 16, 1995, between First Fidelity and Soft-Com Inc. incorporated by reference from Exhibit #10.13 to Form 10-KSB filed with the Securities and Exchange Commission on August 19, 1997.

         10.10 Form of $2,000,000 Secured Promissory Note, executed by CTI Data Solutions (International) Ltd. in favor of Siemens plc, dated February 2, 1998, incorporated by reference from Exhibit #10.1 to the Form 8-K filed with the Securities and Exchange Commission on February 17, 1998.

         10.11 Form of Guaranty executed by CTI Group (Holdings) Inc. in favor of Siemens plc dated February 2, 1998, incorporated by reference from Exhibit #10.2 to the Form 8-K filed with the Securities and Exchange Commission on February 17, 1998.

         10.12 Form of Debenture executed by CTI Data Solutions (International) Ltd. in favor of Siemens plc, dated February 2, 1998, incorporated by reference from Exhibit #10.3 to the Form 8-K filed with the Securities and Exchange Commission on February 17, 1998.

         10.13 Form of Security Agreement between CTI Group (Holdings) Inc. and Siemens plc, dated February 2, 1998, incorporated by reference from Exhibit #10.4 to the Form 8-K filed with the Securities and Exchange Commission on February 17, 1998.

         10.14 Form of Collateral Pledge Agreement executed by CTI Group (Holdings) Inc. in favor of Siemens plc dated February 2, 1998 incorporated by reference from Exhibit #10.5 to the Form 8-K filed with the Securities and Exchange Commission on February 17, 1998.

         10.15 Copy of Employment Agreement, dated December 8, 1997 between Anthony P. Johns and the Company.

         10.16 Copy of Agreement, dated September 29, 1998 by and among CTI Group (Holdings) Inc., CTI Data Solutions (International) Ltd., and Siemens plc amending the Asset Purchase Agreement referred to in Exhibit 2.2 above.

         10.17 Copy of Lease Agreement, dated, July 1, 1998, by and between Daniel S. Berman and Robert J. Berman, co-partners and CTI Group (Holdings) Inc. for approximately 1,000 square feet of office space in the building known as 901
S. Trooper Road, Norristown, Pennsylvania.

         10.18 Copy of Lease Agreement, dated July 10, 1998, by and between WHVPW Real Estate Ltd. Partnership and CTI Group (Holdings) Inc. for offices at 2550 Eisenhower Avenue, Norristown, Pennsylvania

         21.1 List of Subsidiaries of CTI Group (Holdings) Inc. as of March 31, 1998.

         27.1  Financial Data Schedule.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CTI Group (Holdings) Inc.


                                      /s/ Anthony P. Johns
                                      -----------------------------
Date:  December 16th 1998             Anthony P. Johns,
                                      President & Chief Executive Officer,
                                      Chairman, Board of Directors

                            CTI GROUP (HOLDINGS) INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the undersigned, and in the capacities and on the dates indicated.


    12/16/98                         /s/ Anthony P. Johns
----------------                     ----------------------------
         Date                        Anthony P. Johns,
                                     President & Chief Executive Officer,
                                     Chairman, Board of Directors
                                     (Principal Executive Officer)


    12/16/98                         /s/ Francis O. Hunnewell,
-----------------                    ----------------------------
         Date                        Francis O. Hunnewell,
                                     Member, Board of Directors


    12/16/98                         /s/ Rupert D. Armitage
-----------------                    ----------------------------
         Date                        Rupert D. Armitage
                                     Member, Board of Directors


    12/16/98                         /s/ William Driscoll
-----------------                    ----------------------------
         Date                        William Driscoll
                                     Member, Board of Directors


    12/16/98                         /s/ Fred Rohn
-----------------                    ----------------------------
         Date                        Fred Rohn
                                     Member, Board of Directors