Form 10QSB
period 1998-06-30
CTI GROUP HOLDINGS INC
filed 1998-12-18
CIK 355627

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
--------------------------------------------------------------------------------
                                  Form 10 - QSB

  (Mark One)
    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998


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

2550 Eisenhower Avenue, Norristown, PA 19403
--------------------------------------------------------------------------------
(Address of principal executive offices; zip code)

Issuer's telephone number, including area code (610) 666-1700

                                 Not Applicable
--------------------------------------------------------------------------------
                     (Former name, address, and fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                          ----   ----

The number of shares of common stock, par value $.01, outstanding as of
November 30, 1998 was:                           7,037,957

                           CTI Group (Holdings) Inc.
                           Consolidated Balance Sheet


                                                  June 30,      March 31,
                                                    1998          1998
                                               ------------  -------------
                 ASSETS                        (Unaudited)
Current assets:

Cash and cash equivalents ..................   $   348,308   $   628,329

Receivables:

Trade, less allowance for doubtful
accounts of $185,099 at June 30,
1998 and $281,399 at March 31, 1998 ........     1,153,788     1,239,353

Inventories ................................        48,721        48,674

Prepaid expenses ...........................       126,304       145,894
                                               ------------  -------------
Total current assets .......................     1,677,121     2,062,250
                                               ------------  -------------

Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $375,971 at June 30, 1998 and
  $314,540 at March 31, 1998 .................     372,676       405,135

Computer software, net of accumulated
amortization of $1,955,688 at June 30,
1998 and $1,790,014 at March 31, 1998 ......     2,045,349     2,080,811

Excess of cost over net assets of acquired
  business, net of accumulated amortization of
  $7,773 at June 30, 1998 and $6,660
  at March 31, 1998 ........................        36,792        37,905

Other assets ...............................        16,812        16,812

Deferred Tax Asset .........................        76,500        76,500
                                               ------------  -------------
                                               $ 4,225,250   $ 4,679,413
                                               ------------  -------------
                                               ------------  -------------


                            CTI Group (Holdings) Inc.
                           Consolidated Balance Sheet


                                                                               June 30,       March 31,
                                                                                 1998           1998
                                                                            -------------  -------------
             LIABILITIES and STOCKHOLDERS' EQUITY                            (Unaudited)
Current liabilities:

Current portion of long-term debt .......................................   $   280,072    $   293,820

Accounts payable ........................................................       561,110        779,336

Accrued commissions and other compensation ..............................       248,880         25,323

Other accrued expenses ..................................................     1,071,013      1,232,645

Deferred revenue ........................................................     1,134,252      1,072,016
                                                                            -------------  -------------
Total current liabilities ...............................................     3,295,327      3,403,140
                                                                            -------------  -------------
Long-term debt, less current portion ....................................     1,286,830      1,267,743
                                                                            -------------  -------------
Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01; 10,000,000
shares authorized; 51,668 shares
issued at June 30, 1998 and March 31, 1998 ..............................        69,900         69,900


Capital in excess of par value ..........................................     8,028,230      8,028,230

Accumulated deficit .....................................................    (8,011,716)    (7,670,841)
                                                                            -------------  -------------
                                                                                 86,414        427,289

Equity adjustment from foreign currency
translation .............................................................       (36,921)       (12,359)

Less - Treasury stock, 140,250 shares at June 30, 1998 and March 31, 1998
at cost .................................................................      (406,400)      (406,400)
                                                                            -------------  -------------
Total stockholders' equity ..............................................      (356,907)         8,530
                                                                            -------------  -------------
                                                                            $ 4,225,250    $ 4,679,413
                                                                            -------------  -------------
                                                                            -------------  -------------


                            CTI Group (Holdings) Inc.
                             Statement of Operations


                                                    Three Months Ended
                                                          June 30,
                                                   ----------------------------
               (Unaudited)
                                                                     Restated
                                                         1998           1997
                                                   ------------     -----------
Net sales                                          $  1,626,510     $  830,270
                                                   ------------     -----------

Costs and expenses:
Cost of sales (exclusive of depreciation ........       884,260        384,050
and amortization)
Selling, general and administrative expenses ....       823,470        474,710
Depreciation and amortization ...................       228,220        127,750
Interest expense, net of interest income of
$33,535 and $6,480 in 1998 and 1997, respectively         2,490
Imputed Interest ................................        28,950          4,020
                                                   ------------     -----------
                                                      1,967,390        990,530
                                                   ------------     -----------

Income (loss) before income taxes ...............      (340,880)      (160,260)

Income tax provision ............................          --
                                                   ------------     -----------
Net income (loss) ...............................   $  (340,880)   $  (160,260)
                                                   ------------     -----------
                                                   ------------     -----------
Other Comprehensive income, net of tax
Foreign currency translation adjustments ........       (36,921)          --
                                                   ------------     -----------
Comprehensive Income ............................   $  (377,801)      (160,260)
                                                   ------------     -----------
                                                   ------------     -----------

Net income (loss) per common share ..............   $     (0.05)   $     (0.03)
                                                   ------------     -----------
                                                   ------------     -----------
Weighted average common shares outstanding ......     6,526,000      6,390,314
                                                   ------------     -----------
                                                   ------------     -----------


                           CTI Group (Holdings) Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                                   Three Months Ended
                                                                                     June 30,
                                                                                ------------------------
                                                                                   1998       Restated
                                                                                                1997
Cash Provided By (Used In):
Operating activities:
Net Income ..................................................................   $(340,880)   $(160,260)
                                                                                -----------  ----------
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization ...............................................     228,220      127,750
Provision for doubtful accounts .............................................     (36,639)
Imputed Interest
Stock Grant
Changes in Operating Working Capital:
Decrease (increase)  in receivables, trade ..................................     122,204      (44,770)
Increase in inventories .....................................................         (47)      (5,500)
Decrease (increase) in prepaid expenses .....................................      19,590          260
Decrease in accounts payable ................................................    (218,226)     (62,880)
(Decrease) increase) in accrued commissions
and other compensation ......................................................     223,557       28,690
(Decrease) increase in other accrued expenses ...............................    (161,632)      14,730
Decrease in deferred revenue ................................................      62,236      (25,180)
                                                                                -----------  ----------
Total adjustments ...........................................................     239,263       33,100
                                                                                -----------  ----------
Total operating activities ..................................................    (101,617)    (127,160)
                                                                                -----------  ----------
Investing Activities:
Increase in other assets ....................................................        --           --
Additions to equipment and leasehold improvements ...........................     (28,972)      (7,330)
Additions to computer software ..............................................    (130,212)     (35,550)
                                                                                -----------  ----------
Total investing activities ..................................................    (159,184)     (42,880)
                                                                                -----------  ----------
Financing Activities:
Change in Debt ..............................................................       5,339      (11,610)
Proceeds from borrowings ....................................................        --        110,000
Stock issuance via exercise of stock option .................................        --
                                                                                -----------  ----------
Total financing activities ..................................................       5,339       98,390
                                                                                -----------  ----------

Decrease in cash and cash equivalents .......................................    (255,462)     (71,650)
Effect of exchange rates on cash ............................................     (24,559)        --
Cash and cash equivalents, at beginning of period ...........................     628,329      105,700
                                                                                -----------  ----------
Cash and cash equivalents, at end of period ................................. $   348,308   $   34,050
                                                                                -----------  ----------
                                                                                -----------  ----------
Supplemental disclosures:
Cash paid during the year for:
Interest ....................................................................       4,650        4,620


ITEM 2
------

Management's Discussion and Analysis
or Plan of Operation

Results of Operations
---------------------

Net sales for the three months ending June 30, 1998 increased by $796,240 over the same period in 1997. This represented a 96% increase over the same quarter last year and reflected the first full quarters results of $944,306 from the acquistion of the Databit business from Siemens Plc in the UK. There was also an increase in revenues for Neptune of $42,850 counterbalanced by a decline in the Company's ITMS and Service Bureau revenues of $126,684. Sales for the Company's Unity product and services also declined by $65,758 or 30%. This decline within CTI Softcom was due to a change in company policy, compared to last year, to bill maintenance on customer order and firm contract to alleviate an overstatement of billed revenue and a subsequent bad debt expense write off.

The Cost of Sales in the Quarter increased by $500,210 over the same period in 1997. The increase was caused by the incorporation into the quarters results for CTI Data Solutions Limited of the former Databit business of Siemens Plc. This was counterbalanced by a decline in the combined Cost of Sales for the US based business areas of $49,521. The decline in Sales for the US business over the quarter was $149,952 or 18% of Sales. The Cost of Sales did not however decline by the same percentage as there was a investment of resources into further enhancement and development of the company's portfolio of new Windows based products.

Selling, General, and Administration Expenses increased by $348,760 over the same quarter in 1997. The Selling, General and Administration expenses in the US declined by $141,251 or 30% over the same quarter in 1997. This was the result of closing the New York offices of CTI Softcom and merging the Operations of CTI Softcom into the CTI Data Solutions Offices at Valley Forge Pa. This reduction was offset by the first full quarter of Selling, General, and Administration expenses from CTI Data Solutions Limited of $490,011.

The Depreciation and amortization expenses increased by $100,470, an increase of 79%, which reflected the first full quarter of amortizing the Software products acquired with the Databit business in the UK.


Liquidity and Capital Resources
-------------------------------

Working Capital at June 30, 1998 showed a deficit of $1,541,706. This compared to a deficit of $1,340,890 at March 31, 1998 and represents a decline of $200,816. The Working Capital ratio declined from .061 to .053 over the quarter CTI Data Solutions Inc. has a line of credit with its bank for the amount of $200,000 which was fully utilized at June 30th 1998 and this line has been extended until September 30, 1999. CTI Data Solutions limited does not have a line of credit with any bank.

                            CTI Group (Holdings) Inc.

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

NOTE 1 - The consolidated balance sheet as of June 30, 1998, the statement of operations for the three months ended June 30, 1998 and 1997, and the statement of cash flows for the three months ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and statement of cash flows at June 30, 1998 have been made. The results of operations for interim periods are not necessarily indicative of the results for the full year.

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

NOTE 4 -  Certain reclassifications have been made to the comparative
          June 30, 1997 data to conform to the current years presentations.

Part II - Other Information
---------------------------

ITEM 1 - Legal Proceedings
--------------------------
None

ITEM 2 - Changes in Securities
------------------------------
None

ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
There were no matters submitted for a vote of security holders during the three months ended June 30, 1998

ITEM 5 - Other Information
--------------------------
None

ITEM 6 - Exhibits and Reports on Form 8 - K
-------------------------------------------
(a) Exhibits - None
(b) Form 8 - K
    None filed in the three months ended June 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



-----------------------------------            --------------------------
Anthony P. Johns                               Date
President & Chief Executive Officer





-----------------------------------            --------------------------
Geoffrey L. Powell                             Date
Acting Chief Financial Officer