Form 10QSB
period 1998-09-30
CTI GROUP HOLDINGS INC
filed 1998-12-18
CIK 355627

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
--------------------------------------------------------------------------------
                                  Form 10 - QSB

  (Mark One)
    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998


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

                                 Not Applicable
--------------------------------------------------------------------------------
                     (Former name, address, and fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/
                         ----          ----

The number of shares of common stock, par value $.01, outstanding as of
November 30, 1998 was:                     7,037,957

                 CTI Group (Holdings) Inc.
                 Consolidated Balance Sheet

                                                                 September 30    March 31,
                                                                     1998         1998
                           ASSETS                                ------------    ---------
                                                                  (Unaudited)
Current assets:

  Cash and cash equivalents                                       $  132,965   $  628,329

  Receivables:

    Trade, less allowance for doubtful
      accounts of $211,754 at September 30,
      1998 and $281,399 at March 31, 1998                          1,251,026    1,239,353

  Inventories                                                         47,660       48,674

  Prepaid expenses                                                    69,271      145,894
                                                                  ----------   ----------
         Total current assets                                      1,500,922    2,062,250
                                                                  ----------   ----------
Furniture, fixtures, equipment and
  leasehold improvements at cost, less
  accumulated depreciation and amortization
  of $431,368 at September 30, 1998 and
  $314,540 at March 31, 1998                                         320,723      405,135

Computer software, net of accumulated
  amortization of $2,121,342 at September 30,
  1998 and $1,790,014 at March 31, 1998                            1,939,027    2,080,811

Excess of cost over net assets of acquired
  business, net of accumulated amortization of
  $8,882 at September 30, 1998 and $6,660
  at March 31, 1998                                                   35,679       37,905

Other assets                                                          21,862       16,812

Deferred Tax Assets                                                   76,500       76,500
                                                                  ----------   ----------
                                                                  $3,894,713   $4,679,413
                                                                  ----------   ----------
                                                                  ----------   ----------


                            CTI Group (Holdings) Inc.
                           Consolidated Balance Sheet

                                                               September 30     March 31,
                                                                   1998           1998
            LIABILITIES and STOCKHOLDERS' EQUITY               ------------     ---------
                                                               (Unaudited)
Current liabilities:

 Current portion of long-term debt                             $   261,894    $   293,820

 Accounts payable                                                  550,053        779,336

 Accrued commissions and other compensation                        261,225         25,323

 Other accrued expenses                                          1,127,733      1,232,645

 Deferred revenue                                                1,130,916      1,072,016
                                                               -----------    -----------
         Total current liabilities                               3,331,821      3,403,140
                                                               -----------    -----------
Long-term debt, less current portion                             1,202,731      1,267,743
                                                               -----------    -----------
Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01; 10,000,000
   shares authorized; 51,668 shares
   issued at September 30, 1998 and March 31, 1998                  69,900         69,900


 Capital in excess of par value                                  8,028,230      8,028,230
 Accumulated deficit                                            (8,309,280)    (7,670,841)
                                                               -----------    -----------
                                                                  (211,150)       427,289

  Equity adjustment from foreign currency
    translation                                                    (22,289)       (12,359)

Less - Treasury stock, 140,250 shares at
       September 30, 1998 and March 31, 1998
       at cost                                                    (406,400)      (406,400)
                                                               -----------    -----------
   Total stockholders' equity                                     (639,839)         8,530
                                                               -----------    -----------
                                                               $ 3,894,713    $ 4,679,413
                                                               -----------    -----------
                                                               -----------    -----------



                 CTI Group (Holdings) Inc.
                  Statement of Operations                            Six Months Ended
                                                                       September 30
                       (Unaudited)                         --------------------------------
                                                                                Restated
                                                                   1998           1997
                                                                ------------   ------------
Net sales                                                       $ 3,455,990    $ 1,584,630
                                                                ------------   ------------
Costs and expenses:
 Cost of sales (exclusive of depreciation                         1,832,560        810,580
   and amortization)
 Selling, general and administrative expenses                     1,745,940        927,580
 Depreciation and amortization                                      450,380        255,540
 Interest expense, net of interest income of
   $9,749 and $1,220 in 1998 and 1997, respectively                   8,330         11,630
Imputed Interest                                                     57,230
                                                                ------------   ------------
                                                                  4,094,440      2,005,330
                                                                ------------   ------------

Income (loss) before income taxes                                  (638,450)      (420,700)

Income tax provision                                                   --            --
                                                                ------------   ------------
        Net income (loss)                                       $  (638,450)   $  (420,700)
                                                                ------------   ------------
                                                                ------------   ------------
Other Comprehensive income before tax:

Foreign currency translation adjustment                             (22,289)          --
                                                                ------------   ------------
Comprehensive Income                                               (660,739)      (420,700)
                                                                ------------   ------------
                                                                ------------   ------------
Net income (loss) per common share                              $     (0.09)   $     (0.07)
                                                                ------------   ------------
                                                                ------------   ------------
Weighted average common shares outstanding                        7,037,957      6,390,314
                                                                ------------   ------------
                                                                ------------   ------------



                 CTI Group (Holdings) Inc.
                  Statement of Operations                          Three Months Ended
                                                                      September 30,
                        (Unaudited)                         ----------------------------------------
                                                                                 Restated
                                                                  1998             1997
                                                                  ----             ----
Net sales                                                   $   1,829,480      $     754,360
                                                            --------------    ---------------
Costs and expenses:
 Cost of sales (exclusive of depreciation                         948,300            426,530
   and amortization)
 Selling, general and administrative expenses                     922,470            452,870
 Depreciation and amortization                                    213,910            127,790
 Interest income, net of interest expense of
   $3,218 and $630 in 1998 and 1997,respectively                    5,840              7,610
Imputed Interest                                                   28,280
                                                            --------------    ---------------
                                                                2,118,800          1,014,800
                                                            --------------    ---------------
                                                            --------------    ---------------
Income before income taxes                                       (289,320)          (260,440)

Income tax provision                                                    0                  0
                                                            --------------    ---------------
        Net income                                          $    (289,320)     $    (260,440)
                                                            --------------    ---------------
                                                            --------------    ---------------
Other Comprehensive income before tax:

Foreign currency translation adjustment                            14,632                  0
                                                            --------------    ---------------
Comprehensive Income                                             (274,688)          (260,440)
                                                            --------------    ---------------
                                                            --------------    ---------------

Net income (loss) per common share                          $       (0.04)    $        (0.04)
                                                            --------------    ---------------
                                                            --------------    ---------------
Weighted average common shares outstanding                      7,037,957          6,390,314
                                                            --------------    ---------------
                                                            --------------    ---------------



                         CTI Group (Holdings) Inc.                   Six Months
                   Consolidated Statement of Cash Flows              September 30
                                (Unaudited)                          ---------------------
                                                                                  Restated
                                                                       1998         1997
                                                                     ---------    ---------
Cash Provided By (Used In):
  Operating activities:
    Net Income                                                       $(638,450)   $(420,700)
                                                                     ----------   ----------
      Adjustments to reconcile net income to cash
       provided by (used in) operations:
        Depreciation and amortization                                  450,380      255,540
        Provision for doubtful accounts                                 41,263      (20,000)
        Issuance of stock option                                          --
      Changes in Operating Working Capital:
        Decrease (increase)  in receivables, trade                     (52,936)     (92,300)
        Increase in inventories                                          1,014       (6,390)
        Decrease (increase) in prepaid expenses                         76,623      (24,560)
        Decrease in accounts payable                                  (229,283)      71,500
        (Decrease) increase) in accrued commissions
          and other compensation                                       235,915       70,760
        (Decrease) increase in other accrued expenses                 (104,912)      46,070
        Decrease in deferred revenue                                    58,900      (26,700)
                                                                     ----------   ----------
      Total adjustments                                                476,964      273,920
                                                                     ----------   ----------
            Total operating activities                                (161,486)    (146,780)
                                                                     ----------   ----------
    Investing Activities:
      Increase in other assets                                          (5,050)        --
      Additions to equipment and leasehold improvements                (32,416)      (7,330)
      Additions to computer software                                  (189,544)     (49,830)
                                                                     ----------   ----------
        Total investing activities                                    (227,010)     (57,160)
                                                                     ----------   ----------
    Financing Activities:
      Repayment of debt                                                (96,938)     (10,490)
      Proceeds from borrowings                                            --        175,000
      Stock issuance via exercise of stock option                         --
                                                                     ----------   ----------
        Total financing activities                                     (96,938)     164,510
                                                                     ----------   ----------

  Decrease in cash and cash equivalents                               (485,434)     (39,430)
  Effect of exchange rates on cash                                      (9,930)        --
  Cash and cash equivalents, at beginning of period                    628,329      105,700
                                                                     ----------   ----------
  Cash and cash equivalents, at end of period                        $ 132,965    $  66,270
                                                                     ----------   ----------
                                                                     ----------   ----------
  Supplemental disclosures:
    Cash paid during the year for:
      Interest                                                           9,300       10,800


ITEM 2
------

                      Management's Discussion and Analysis
                              or Plan of Operation

Results of Operations
---------------------

Net Sales for the six months ending on September 30, 1998 increased by $1,871,360 over the same period in 1997. This represented a 118% increase over the same period last year and reflects the first six months sales of $2,120,435 from the acquistion of the Databit business from Siemens Plc in the UK. The revenues for the Company's Neptune product increased by $80,449 (30%) on the same period last year. This was offset by a decline in the Company's ITMS Service Bureau operations of $201,840 (22%). Sales for the Company's UNITY product and services declined by $127,737 (32%) when compared to the same period in 1997. This decline within CTI Softcom was due to a change in company policy compared to last year, to bill maintenance on customer order and firm contract to alleviate an overstatement of billed revenue and a subsequent bad debt expense write off.

The Cost of Sales in the six month period increased by $1,021,980 over the same period in 1997. The increase was caused by the first six months results from CTI Data Solutions Limited which now incorporates the former Databit business of Siemens Plc, counterbalanced by a decline in the Cost of Sales for the US business of $132,793. There was a 16% decline in Sales for the US business over the six month period which was matched by a 16% decline in the Cost of Sales for these business.

Selling, General and Administration expenses increased by $818,790 over the same period in 1997. The Selling, General, and Administration expenses in the US business declined by $343,903 or 29% over the same period in 1997. This was the result of closing the New York offices of CTI Softcom and merging the Operations of CTI Softcom into the CTI Data Solutions Offices at Valley Forge Pa. This reduction was offset by the first six months Selling, General and Administration expenses from CTI Data Solutions Limited of $1,162,693.

The depreciation and amortization expenses increased by $197,810 an increase of 77% over the same six months last year which reflected the first six months amortization of the Software products acquired with the Databit business in the UK.


Liquidity and Capital Resources
-------------------------------

Working Capital at September 30, 1998 showed a deficit of $1,830,899. This compared to a deficit of $1,340,890 at March 31, 1998 and represents a decline of $490,009. The working Capital ratio declined from 0.61 to 0.45 over the six months. CTI Data Solutions Inc has a line of credit with its bank for the amount of $200,000 which was fully utilized at September 30, 1998, and this line has been renewed to September 30, 1999. CTI Data Solutions Limited does not have a line of credit with any bank and is currently seeking an invoice finance facility.

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