Form 10QSB
period 1998-12-31
CTI GROUP HOLDINGS INC
filed 1999-01-22
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   FORM 10-QSB
                                   (Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarter ended December 31, 1998
OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _____________ to __________ Commission file number 0-10560.

         CTI GROUP (HOLDINGS) INC.
         -------------------------
         (Exact name of Small Business Issuer in its charter)

                       DELAWARE                            51-0308583
                       --------                            -----------
             (State or other jurisdiction of              (IRS Employer
             incorporation of organization)           Identification Number)

                  2550 EISENHOWER AVENUE, NORRISTOWN, PA 19403
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code (610) 666-1700

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .


The number of shares of common stock par value $.01, outstanding as of December 31, 1998 was 7,037,957.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                        December 31,   March 31,
                                                             1998        1998
                                                         ----------   ----------
                                                        (Unaudited)
                   ASSETS
Current assets:

  Cash and cash equivalents                              $  298,005   $  628,329

  Receivables:

    Trade, less allowance for doubtful
      accounts of $137,305 and $281,399 at
      December 31, 1998 and
      March 31, 1998 respectively                         1,220,184    1,239,353

  Inventories                                                51,971       48,674

  Prepaid expenses                                           79,981      145,894
                                                         ----------   ----------
                            Total current assets          1,650,441    2,062,250


Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $481,536
  and $314,540 at December 31, 1998 and March 31, 1998
  respectively                                              275,653      405,135

Computer software, net of accumulated
  amortization of $2,384,175 and $1,885,961
  at December 31, 1998 and March 31, 1998
  respectively                                            1,770,789    2,080,811

Excess of cost over net assets of acquired
  business, net of accumulated amortization
  of $9,999 and $6,660 at December 31, 1998
  and March 31, 1998 respectively                            34,566       37,905


Other assets                                                 21,862       16,812
Deferred Tax Assets                                          76,500       76,500
                                                         ----------   ----------
                                                         $3,829,511   $4,679,413
                                                         ----------   ----------
                                                         ----------   ----------


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                       December 31,    March 31,
                                                          1998           1998
                                                       -----------    -----------
                                                       (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

  Current portion of long-term debt                    $   232,364    $   293,820

  Accounts payable                                         792,109        779,336

  Accrued commissions and other compensation                28,841         25,323

  Other accrued expenses                                 1,150,709      1,232,645

  Deferred revenue                                       1,140,966      1,072,016
                                                       -----------    -----------
                          Total current liabilities      3,344,989      3,403,140
                                                       -----------    -----------
Long-term debt, less current portion                     1,229,862      1,267,743
                                                       -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01; 10,000,000 shares
   authorized; 7,037,957 issued at December 31, 1998
   and 6,989,681 shares issued at March 31, 1998            70,380         69,900

  Capital in excess of par value                         8,043,901      8,028,230

   Accumulated deficit                                  (8,486,881)    (7,670,841)
                                                       -----------    -----------
                                                          (372,600)       427,289

  Equity adjustment from foreign currency
   translation                                              33,660        (12,359)

  Less - Treasury stock, 140,250 shares at
     December 31, 1998 and March 31, 1998, at cost        (406,400)      (406,400)
                                                       -----------    -----------
                        Total stockholders' equity        (745,340)         8,530
                                                       -----------    -----------

                                                       $ 3,829,511    $ 4,679,413
                                                       -----------    -----------
                                                       -----------    -----------


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                           December  31
                                                                  (Restated)
                                                   --------------------------
                                                       1998          1997
                                                   -----------    -----------

Net sales                                          $ 5,133,040    $ 2,185,870

Costs and expenses:
 Cost of sales (exclusive of depreciation and
   amortization)                                     2,725,320      1,148,780
 Selling, general and administrative expenses        2,468,432      1,301,850
 Bad debt expense                                      (27,953)            --
 Depreciation and amortization                         668,550        383,330
                                                   -----------    -----------

                                                     5,834,349      2,833,960
                                                   -----------    -----------

Loss from operations                                  (701,309)      (648,090)

Other expenses (income)
  Interest expense net of interest income               12,400         16,320
  Loan note imputed interest                            86,180             --
  Other expense net                                     16,151         66,580
                                                   -----------    -----------
Loss before provision for income taxes (benefit)   $  (816,040)   $  (730,990)

Provision for income taxes (benefits                        --             --
                                                   -----------    -----------
Net loss                                           $  (816,040)   $  (730,990)
                                                   -----------    -----------
                                                   -----------    -----------

Other Comprehensive Income before taxes:
   Foreign Currency translation adjustment         $    33,660             --
                                                   -----------    -----------
Comprehensive Income                               $  (782,380)   $  (730,990)
                                                   -----------    -----------

Net loss per common share                          $     (0.11)   $     (0.11)
                                                   -----------    -----------
                                                   -----------    -----------
Weighted average common shares outstanding           7,037,957      6,398,647
                                                   -----------    -----------
                                                   -----------    -----------

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                           December 31
                                                                   (Restated)
                                                   --------------------------
                                                       1998           1997
                                                   -----------    -----------

Net sales                                          $ 1,677,050    $   601,240

Costs and expenses:
 Cost of sales (exclusive of depreciation and
   amortization)                                       892,760        338,200
 Selling, general and administrative expenses          763,757        374,270
 Bad debt expense                                      (69,218)           --
 Depreciation and amortization                         218,170        127,790
                                                   -----------    -----------

                                                     1,805,469        840,260
                                                   -----------    -----------

Loss from operations                                  (128,419)      (239,020)

Other expenses (income)
  Interest expense net of interest income                4,070          4,690
  Loan note imputed interest                            28,950             --
  Other expense net                                     16,151         66,580
                                                   -----------    -----------
Loss before provision for income taxes (benefit)   $  (177,590)   $  (310,290)

Provision for income taxes (benefits                        --             --
                                                   -----------    -----------
Net loss                                           $  (177,590)   $  (310,290)
                                                   -----------    -----------
v

Other Comprehensive Income before taxes:
   Foreign Currency translation adjustment         $    55,949             --
                                                   -----------    -----------
Comprehensive Income                               $  (121,641)   $  (310,290)

Net loss per common share                          $     (0.02)   $     (0.05)
                                                   -----------    -----------
                                                   -----------    -----------

Weighted average common shares outstanding           7,037,957      6,406,981
                                                   -----------    -----------
                                                   -----------    -----------

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Nine Months ended,
                                                               December 31,
                                                                       Restated
                                                          ----------------------
                                                             1998         1997
                                                          ---------    ---------

Cash Provided By:
  Operating Activities:

  Net Loss                                                $(816,040)   $(730,990)

  Adjustments to reconcile net loss to cash provided by
   (used in) operations:
   Depreciation and amortization                            668,550      383,330
   Gain on sale of assets                                        --           --
   Provision for doubtful accounts                         (144,094)          --
   Employee stock award                                      16,151       54,650
   Deferred taxes                                                --           --

 Changes in operating assets and liabilities:
   Decrease in receivable, trade                            163,263       13,420
   Increase in inventories                                   (3,297)      22,220
   Increase in prepaid expenses                              65,913      (21,050)
   Increase (decrease) in accounts payable                   12,772      (47,680)
   Increase (decrease) in accrued commissions and other
     compensation                                             3,518       73,820
   Increase in other accrued expenses                       (81,936)     161,580
   Increase (decrease) in deferred revenue                   68,950      (61,180)
                                                          ---------    ---------
              Total operating activities                    (46,250)    (151,880)
                                                          ---------    ---------

Investing Activities:
  Decrease (increase) in other assets                        (5,050)          --
  Additions to equipment and leasehold improvements         (37,514)     (11,530)
  Additions to computer software                           (188,192)     (50,950)
  Sale of fixed asset                                            --           --
  Acquisition of businesses                                      --           --
                                                          ---------    ---------
              Total investing activities                   (230,756)     (62,480)


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                      Nine Months ended,
                                                         December 31,
                                                                 Restated
                                                      1998         1997
                                                   ---------    ---------
Financing Activities:
  Repayment of debt                                  (99,337)     (29,970)
  Proceeds from borrowings                                --      175,000
                                                   ---------    ---------
               Total financing activities            (99,337)     145,030
                                                   ---------    ---------

Effect of exchange rate changes on cash               46,019           --
                                                   ---------    ---------

Increase (decrease) in cash and cash equivalents    (376,343)     (69,330)
Cash and cash equivalents, at beginning of year      628,329      105,700
                                                   ---------    ---------
Cash and cash equivalents, at end of year          $ 298,005    $  36,370
                                                   ---------    ---------
                                                   ---------    ---------

Supplemental disclosures:
  Cash paid during the year for:
    Interest                                       $  22,315    $  12,700
                                                   ---------    ---------
                                                   ---------    ---------

ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

------------------

Net Sales for the nine months ending on December 31, 1998 increased by $2,947,170 over the same period in 1997. This represented a 235% increase which reflected the first nine months sales of $3,097,317 from the acquisition of the Databit business from Siemens plc in the UK. The revenues for the Company's Billing Services increased by $103,404 (19%) on the same period last year. This was offset by a decline in the Company's ITMS and Service Bureau operations of $177,294 (16%). Sales for the Company's UNITY product and services declined by $79,558 (15%) when compared to the same period in 1997. This decline within CTI Softcom was due to a change in company policy compared to last year, to bill maintenance on customer order and firm contract to alleviate an overstatement of billed revenue and a subsequent bad debt expense write off.

The Cost of Sales in the nine month period increased by $1,576,540 over the same period in 1997. The increase was caused by the first nine months results from CTI Data Solutions Ltd. which incorporates the former Databit business of Siemens plc and amounted to $1,730,359, counterbalanced by a decline in the Cost of Sales for the US business of $153,819. There was a 7% decline in sales for the US business over the nine month period which was matched by a 13% decline in the Cost of Sales for this business.

Selling, General and Administration ("SG&A") expenses increased by $1,166,582 or 90% over the same period in 1997. The SG&A expenses in the US business declined by $483,924 or 37% over the same period in 1997. This was the result of closing the New York offices of CTI Softcom, merging the Operations of CTI Softcom into the CTI Data Solutions Offices at Valley Forge, Pennsylvania and reducing total staff by 25% in September, 1998. This reduction was offset by the first nine months SG&A expenses from CTI Data Solutions Ltd. of $1,623,049.

The depreciation and amortization expenses increased by $285,220, an increase of 74% over the same nine months last year which reflected the amortization of the Software products acquired in February, 1998, and subsequently developed (and capitalized) with the Databit business in the UK.

Liquidity and Capital Resources

-------------------------------

Working capital at December 31, 1998 showed a deficit of $1,694,835. This compared to a deficit of $1,340,890 at March 31, 1998 and represents a decline of $353,945. The working capital ratio declined from 0.61 to 0.49 over the nine months. CTI Data Solutions Inc. has a line of credit with its bank for the amount of $200,000 which was fully utilized at September 30, 1998, and this line has been renewed to September 30, 1999. CTI Data Solutions Ltd. has an unused invoice finance facility which is capable of providing approximately $300,000 of additional credit if required.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:

 The consolidated balance sheet as of December 31, 1998, the statement of operations for the nine months ended December 31, 1998 and 1997, and the statement of cash flows for the nine months ended December 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and statements of cash flows at December 31, 1998 have been made. The results of operations for interim periods are not necessarily indicative of the results for the full year.


NOTE 2:

Inventories are stated at the lower of cost or market determined principally by the first-in, first-out (FIFO) method. Substantially all inventory consists of equipment purchased for resale and repair parts.


NOTE 3:

Income per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Per share computations do not assume the exercise of stock options outstanding because such exercises would not be dilutive.


NOTE 4:

Certain reclassifications have been made to the comparative December 31, 1998 data to conform to the current years presentations.

PART II - OTHER INFORMATION

---------------------------


ITEM 1 - Legal Proceedings:
         None of materiality


ITEM 2 - Changes in Securities:
         None


ITEM 3 - Details Upon Senior Securities:
         Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         There were no matters submitted for a vote of security holders during the nine months ended December 31, 1998.


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8 - K:
          (a)  Exhibits - None
          (b)  Form 8 - K - None filed in the nine months ended December 31,
               1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Anthony P. Johns                                 1/22/99
--------------------                                 -------
Anthony P. Johns
President & Chief Executive Officer


/s/ Geoffrey L. Powell                               1/22/99
----------------------                               -------
Geoffrey L. Powell
Acting Chief Financial Officer