Form 10KSB
period 1999-03-31
CTI GROUP HOLDINGS INC
filed 1999-07-14
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
(Mark One)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999.
OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to __________ Commission file number 0-10560.

                            CTI Group (Holdings) Inc.
              (Exact name of Small Business Issuer in its charter)

                   DELAWARE                            51-0308583

          (State or other jurisdiction of            (IRS Employer
          incorporation of organization)          Identification Number)

               2550 Eisenhower Avenue, Norristown, PA        19403
              (Address of principal executive offices      (Zip Code)

         Issuer's telephone number, including area code (610) 666-1700

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

         Title of each class           Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __ .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. X

The Issuer's revenues for its most recent fiscal year were $7,043,026.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of June 25, 1999 was $1,691,798.

The number of shares of common stock outstanding as of June 25, 1999 was 7,041,349.

Transitional Small Business Disclosure Format (Check one):  Yes _X_  No __.

                                     PART I

Item 1.  Description of Business
         -----------------------

         A.  Business Development

         The Company was incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware as of April 1, 1988, pursuant to a merger of the Company into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.

         CTI Group (Holdings) Inc., a Delaware corporation (the "Company" and "CTI") through its wholly-owned subsidiaries CTI Data Solutions Inc. in the United States and CTI Data Solutions Ltd. in the United Kingdom designs, develops, markets and supports data processing software and services for managing telecommunications systems.

         The Company's telemanagement products and services are used by organizations to optimize the usuage of their telecommunication services and equipment and to control telephone expenses and uses. The Company's billing and customer care software products are used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and customer service operations.

         The Company estimates that the worldwide annual market for telemanagement products and services and telecommunications billing and customer care is approximately $2 billion and $9 billion, respectively.

         Clients. Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment. The Company's clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities and government agencies (local, county, state and federal).

         Billing products are marketed to providers of telecommunications services. Generally, clients are switched and switchless resellers of long-distance, local and international voice and data services, who purchase services wholesale from IXCs (inter-exchange carriers) for resale to business and residential end-users. Since passage of the Telecommunications Act of 1996, CLECs (competitive local exchange carriers), ISPs (Internet service providers), cellular and PCS (personal communications systems) companies, cable television operators, utility companies and universities have become future candidates for the Company's billing products. The Company anticipates it can further expand its products and services through further internal development of its own technological capabilities, or by seeking to partner with companies offering complementary technology or by pursuing possible acquisitions. The Company seeks to provide full retrieval and processing capabilities for all forms of billable electronic event records.

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

         Sales Channels. Telemanagement product sales use direct and distributor sales channels. All sales for billing software and services are Company direct.

         Data Collection and Processing. Event records are collected and stored in real-time by solid-state devices specifically designed for use with telecommunications switches, or by computer memory. Data is obtained for processing by polling the storage devices, by reading the data from a magnetic media prepared by the client or the client's service provider, or by e-mail. The Company processes event records generated by telecommunications switching vehicles that, to date, include telephone PBX (private branch exchange) ISP (Internet Services Providers) and CENTREX (central office exchange) equipment. The event records, processed by the Company, detail billable activity: e.g., call origin and destination, internet domain numbers, date and time stamping, call duration, etc. The records are processed against pricing algorithms and other tables to derive data necessary to support a provider's need to invoice customers or a volume-user's need to track telecommunications activity. Outputs from the Company's software and services are various summary and detail reports and statements which are generally provided as hard copy printouts. Outputs are also available for viewing on computer monitors and are transportable via modem, magnetic media (e.g. tapes, disks, CD-ROMs) and e-mail.

         Billing Products: General. The Company's billing products support telecommunications providers' and ISP's needs to invoice customers. Software and services are designed to collect and process data describing accounts receivable; to generate and deliver invoices; to support a customer service call center; and, to interface with other operational support systems (OSS). The billing products are mission-critical to providers insomuch as they affect cash flow, customer service and capabilities to define, design, package and market competitive services. Billing products are presently provided on a service bureau basis exclusively; however, the Company does consider proposals for restricted object code/source code licensing that the Company assesses to be non-competitive to its billing business. Service bureau billing solutions require a "front-end" software to be licensed by the client. The client uses the software to maintain a customer database and to fulfill needs to maintain customer profiles; to define services, packaging and pricing plans; to operate a customer service call center; and to control all parameters for the invoice processing performed by the Company. Invoices are generated at the Company's service bureau by processing extracts from the client's customer database against customers' call/event records. After processing a client's data and creating invoice image files, the Company outsources most invoice printing and mailing to mail houses. Invoice data is returned to the client for updating the customer database.

         Windows OS Platform. The Company began delivery of its new NEPTUNE Billing and Customer Care System for the telecommunications billing market sector during the year ended March 31, 1997. All contracts are with providers of telephony/internet services. With continuing product development and/or integration with third-party complementary-technology systems, NEPTUNE's open system architecture is capable of developing convergent billing solutions. This would include cellular, PCS, cable, utilities, and of integrating other operational support functions such as service provisioning and trouble/repair tracking into a single, coherent system. NEPTUNE, written in Visual C++, is designed to operate on Windows-based LAN and PC platforms and, with additional programming, for coexistence with DOS mainframe computers and competing client/server systems such as Unix and Novell NetWare, and is fully Y2K compliant.

         DOS Platform. Approximately 35 reseller sites remain under contract for the Company's legacy Billing Systems. The legacy systems employ DOS mainframe processing to generate invoices and require users to license a proprietary PC-based customer database software. The Company anticipates migrating these legacy clients to the Company's NEPTUNE platform. Such migration will be affected by the complexity of each client's billing applications, resources available to the Company without impacting new business, and a client's urgency to migrate.

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

         Telemanagement Products: General. Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track telecommunications activity and to control costs associated with operating telecommunications networks. They perform functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling patterns, toll fraud detection, directory services and integration with other PBX peripheral products. (See "Collection and Data Processing"). The Company's United Kingdom subsidiary has introduced a new telemanagement function, carrier cost comparisons, which seizes upon the competition among carriers due to deregulating telecommunications markets. This new function allows a corporate telecom manager to compare performance and cost benefits of different carriers using the actual call data and unique calling patterns of their organization. The benefits to the telecom manager are new capabilities to select carrier services precisely to need and at minimal costs. The availability of Internet access to employees via corporate networks introduces new areas of fiscal and legal concern for telecommunications managers such that the Company anticipates new telemanagement applications for usage tracking and cost allocation of Internet activity over its clients' networks. With the acquisition of Soft-Com Inc., now "CTI Soft-Com Inc.," in December 1996, and Databit Ltd., now CTI Data Solutions Ltd., in February 1998, the Company's installed customer base increased substantially to over 13,500 systems total. Moreover, the acquisitions accelerated the Company's initiatives to build its critical mass, to strengthen its product portfolio with state-of-the-art Windows OS products, to expand sales distribution channels and to market products internationally.

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

         Windows OS Software Systems. The Company licenses software products to clients who prefer and have the personnel resources to operate and maintain a call accounting or telemanagement system in-house. Such clients have advantages of near-real-time call record processing, ad hoc system queries and on-demand management reporting in addition to routine, end-of-month telemanagement reports. However, clients assume all responsibilities for collecting, storing and interpreting data. Clients are supported by the Company with routine updates of time-sensitive tariff files and V&H coordinate files which correlate area and exchange codes to city, state and country locations. The Company's current portfolio of Windows OS telemanagement products by its subsidiaries includes "UNITY" (CTI Soft-Com Inc.) and Cpro and C6win (CTI Data Solutions Ltd.), all of which are Y2K compliant. All Windows OS products apply state-of-the-art technology to upgrade and expand traditional call accounting and telemanagement market applications. New Windows platform features for example include: call accounting report distribution via e-mail; CDR (call detail record) polling via Internet, Intranets or WANs; TAPI (telephony applications programming interface) dialer which facilitates point-and-click dialing from database-resident corporate and local directories; and 911 notification which allows organizations to assign any number of Windows-based PCs on their corporate LAN with an immediate screen-pop notification when a 911 call is made (the screen-pop pinpoints the caller's exact location within the building). The Company provides a service for 24-hour alarm monitoring of toll-fraud detection equipment. All call accounting clients are offered the option of toll-fraud protection. Detection equipment is purchased by the Company and resold or rented to clients. (A majority of clients elect to assume responsibility for monitoring and responding to alarms in lieu of the Company's service.)

         Installed Customer Base - MS-DOS Software Systems. For the year ended March 31, 1999, most installations of the Company's telemanagement software base remained under license agreements for the Company's older call accounting and telemanagement products designed for PCs and LANs using MS-DOS. In the U.S., DOS products include: ITMS/III (Interactive Telecommunications Management System, Version 3), CMS (Call Management System), SCOUT Call Accounting System, and COMMANDER Telemanagement System. Internationally, DOS products include CLAIREPRO and CLAIRE 6 Call Management Systems. The Company anticipates substantial repeat-sales opportunities over the next several years as it seeks to upgrade this telemanagement software base to its new Windows OS products.

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

         Employees. As of March 31, 1999, the Company employed approximately 75 people on a full-time basis, of whom three persons were executive officers and the balance were engaged in development, installation and servicing of software, data processing, customer service, sales and marketing, and general administrative services.

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

         Trademarks. A trademark registration was issued for the Company's CTI1 logo during the year ended March 31, 1997. The Company owns no other trademarks and does not have any trademark applications pending.

         Environment. The Company does not anticipate that compliance with federal, state or local environmental regulations will have any material effect on its capital expenditures, operating results or competitive position, or that it will be required to make any material capital expenditures for environmental protection in the current fiscal year.

         Competition: Billing Sector. Aside from highly-capitalized subsidiaries of major telecommunications companies, led by Cincinnati Bell Information Systems (CBIS), and large multi-industry information processing companies, such as Electronic Data Systems (EDS), the third-party billing marketplace is fragmented with fractional shares distributed among many competitors. Deregulation of the telecommunications industry and the advent of convergence, which is the delivery of multiple telecommunications services from a single provider, casts such new and urgent importance to upgrading mission-critical billing systems that the sector is attracting substantial attention and investment. As convergence evolves, major billing companies can be expected to compete increasingly in fewer, broader arenas with a complete portfolio of convergent billing solutions. Deregulation is also inviting substantial new entrepreneurial enterprise for niche providers, which consequently can sustain a lucrative market for billing companies with partial convergence capabilities. There are an increasing number of competitors with billing experience who are positioning to offer convergent billing solutions. Other competitors are attempting to enter the market or expand from niche market positions. While projections for growth in telecommunications billing are robust, the market can be expected to become increasingly competitive.

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

         Year 2000 Compliance Issues: All of the Company's software products and services are Year 2000 compliant with the exception of certain older telemanagement software products that are no longer being supported. Customers still utilizing these older telemanagement software products have been notified that those products are no longer being supported and that Year 2000 compliant software is available. Licensing Fees on the non-compliant Year 2000 software which is being phased out represented approximately $250,000 in revenues in the fiscal year 1999. Management believes that the elimination of the non-compliant Year 2000 revenue stream will be replaced by the customers switching to the Year 2000 compliant replacement software products. For a minority of customers, this will not be possible and the net cost to the Company of conversion of such customers is not anticipated to be material. The Company is converting the service bureau customers of CTI Data Solutions Inc. to a Year 2000 compliant system. The cost of this is estimated to be no more than $25,000 in total. There will also be additional costs to convert some of the Company's internal computer systems to become Year 2000 compliant. The computer systems affected are administrative in nature and will not of themselves disrupt the operations of the Company, in the event of failure. The cost of converting the internal computer systems is estimated to be $15,000 and a plan is in place to replace the relevant systems by July 1999.

         The Company does not have a formal contingency plan if the conversions and corrections made to correct and prepare for the Year 2000 compliance issue are not successful. The Company costs incurred and expected to be incurred related to ensuring the Company's products and systems are Year 2000 compliant are estimated to be approximately $50,000. The Company is in the process of contacting significant vendors with respect to their Year 2000 compliance issues. To date the Company is not aware of material non-compliance with its vendors.

         The Company believes that before December 31, 1999 its internal computer systems will be Year 2000 compliant; however, the Company cannot guarantee that its internal computer systems or the systems of other companies will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have material adverse effect on its operations.

         The Company believes that the most reasonably likely worst case scenario with respect to the Year 2000 compliance issue is the failure of a supplier to become Year 2000 compliant, which could result in the temporary interruption of the supply of services, namely electricity and telecommunication providers which could result in potential lost sales and profits. The Company believes that non-IT systems utilized to operate the Company's facilities, equipment and other activities that are not related to IT systems will function without substantial Year 2000 compliance problems.

         Item 2. Description of Properties
                 -------------------------

         The Company entered into a new operating lease for its corporate US headquarters in Norristown, PA in July 1998. The Company leases approximately a 5,000 square foot facility. The term of the lease is for 5 1/2 years which commenced on July 25, 1998, and will end on December 2003. Annual rent of $43,200 in equal monthly installments commenced as of August 1, 1998. Annual rent increases become effective on the anniversary of the initial rent payment as provided for in the lease. In addition the company leases an additional 1,000 square foot facility for its service bureau operations, also in Norristown, PA. The lease expires August 2000. Annual rent is approximately $24,000. The Company's subsidiary, CTI Data Solutions Ltd., leases an approximately 6,000 square foot office space in Purley, Surrey, UK. The Company is currently negotiating a new lease for this space. At present, the annual rent is approximately $124,700.

         Item 3. Legal Proceedings
                 -----------------

         In 1990, a suit was filed on behalf of the Estates of five deceased plaintiffs who alleged that the failure of communications equipment of a predecessor entity used by a certain fire department, and allegedly maintained by a former subsidiary of the Company, impaired rescue operations while fighting a certain fire. Currently, plaintiffs' allegations have not supported the claim that the Company's subsidiary, who is the named insured under an insurance policy, was involved in the maintenance of the communication equipment in question. During the fiscal year ended March 31, 1997, three of the cases were settled. The Company's former general liability insurance carrier has borne the cost of these settlements. Discovery is proceeding on the remaining two cases; however, further settlement discussions are to be held with the remaining claimants. As a result of these settlements, and after consulting with the Company's counsel and liability insurance carrier, it is the opinion of management that the final outcome of the above matter will not have a material effect, if any, on the financial statements of the Company.

         In connection with the settlement of a lawsuit in November 1997 between the Company and a former employee of one of the Company's subsidiaries, the Company had entered into a settlement agreement pursuant to which it agreed, (1) to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company (as of March 31, 1999 $20,000 was the remaining balance due under the settlement agreement) and (2) to enter into a distributor agreement with the former employee for the distribution of the Company's Unity software for a two year period ending November 1999. The distributor agreement provided for a credit on account for the first $100,000 of Unity software purchases. As of March 31, 1999 the former employee had utilized $39,455 of this credit.

         In March 1998 the Company's former financial advisors filed suit against the Company for breach of contract. This is an action seeking damages not to be less than $80,000 and the grant of an option to purchase 100,000 shares of the Company's common stock. The complaint seeks to recover a "success fee" to which it claims entitlement as investment advisor to the Company pursuant to a contract entered into in August 1997. The contract entitled the financial advisor to a success fee of 4% of new financing secured and an option to purchase 100,000 shares of the Company's common stock if the financial advisor presented a financing prospect acceptable to the Company and such financing was related to the acquisition of Databit, a subsidiary of Siemens. This acquisition eventually was consummated by the Company itself on the basis of seller financing in which the financial advisor played no role. Subsequently, the seller financing which was in the form of secured promissory note was forgiven by Siemens in March 1999. The Company paid the financial advisor the advisory fee called for under the contract and out-of-pocket expenses. The Company believes the financial advisor is not entitled to the success fee and intends to vigorously defend the action and strongly contends that no amounts are due to the financial advisor.

         In November 1998, a former employee, Dennis Cramer, filed suit against the Company alleging breach of an implied employment contract and other matters and as a result is claiming approximately $50,000 in damages from the Company. The Company believes no implied employment contract existed; furthermore, the Company believes it has meritorious defenses to the claim and intends to vigorously contest this action.

         In addition to the litigation noted above, the Company is from time to time subject to routine litigation incidental to its business. The Company believes that the result of the above noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company's financial condition.

         Item 4. Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

     None

                                     PART II
                                     -------

         Item 5. Market for Common Equity and Related Stockholder Matters
                 --------------------------------------------------------

         A. The shares of the Company's Common Stock are traded on the OTC Bulletin Board (Symbol "CTIG"). The table below sets forth for the indicated periods the bid price ranges for the common stock as reported by the OTC Bulletin Board. These prices representing prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                       Quarterly Common Stock Price Ranges
                       -----------------------------------
                      (for the fiscal year ended March 31,)

                     1999                     1998
                     ----                     ----

                High      Low             High     Low

1st Quarter    $ .31     $.22            $  .44    $.19
2nd Quarter    $ .33     $.27            $  .63    $.20
3rd Quarter    $ .15     $.10            $  .56    $.25
4th Quarter    $ .69     $.12            $  .50    $.25

         B. At June 25, 1999, the high / low sales price for such shares was $.41.

         C. At June 21, 1999, the number of shareholders of record of Common Stock approximated 490.

         D. No dividends were paid in the fiscal years ended March 31, 1999 and 1998.

         Item 6.  Management's Discussion and Analysis or Plan of Operation
                  ---------------------------------------------------------

           Cautionary Statement Regarding Forward-Looking Statements
           ---------------------------------------------------------

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

         Results of Operations
         ---------------------

         Revenues from operations increased $3,444,306 to $7,043,026 for the fiscal year ended March 31, 1999, as compared to the prior year period. This increase in revenues is due primarily to the inclusion of one full year of operational activities for the year ended March 31, 1999 of the acquired operations of Databit Ltd. during fiscal year ended March 31, 1999 versus approximately two months of operations activity during fiscal year ended March 31, 1998. Revenues generated from CTI Data Solutions Ltd. (formerly Databit Ltd.) operations amounted to approximately $4.4 million during fiscal year end March 31, 1999, compared to $900,000 during the fiscal years end March 31, 1998. Revenues generated from CTI Data Solutions Inc. slightly decreased by $85,000 compared to the prior year as a result of anticipated continued migration of revenues derived from service bureau activities in excess of increases in newer technology based telemanagement and billing products. The Company anticipates that it will be able to replace and exceed continued declines in service bureau activities by its newer technology based telemanagement and billing product software.

         Cost of Sales were 62% of sales in 1999 and 56% of sales in 1998. Costs of sales increased $2,349,618 for fiscal year ended March 31, 1999, as compared to the prior year period due primarily to the inclusion of one full year of operational activities during fiscal 1999 of the acquired operations of Databit Ltd. as compared to approximately two months of operational activity included during fiscal year ended March 31, 1998. Margins have decreased as a result of greater revenues derived from CTI Data Solutions Ltd. products in the UK which historically have had a higher cost structure than the products sold by CTI Data Solutions Inc. in the USA.

         Selling, general and administrative ("SG&A") expenses were 34% of revenues in 1999 and 73% of revenues in 1998. The decrease was primarily the result of cost containment measures initiated during 1999. These cost containment measures included the reduction in non-essential staff. The Company realized an 8% decrease in SG&A expenses in 1999 compared to 1998 despite an increase in revenues of 96%.

         In February 1998, the Company acquired the net assets of Databit Limited from Siemens in exchange for the issuance of a promissory note for $1,500,000 with no interest payments which was originally recorded at a discounted value of $1,248,923. On March 31, 1999, the promissory note was forgiven as the result of less than anticipated continued sales to Siemens than had been originally implied in connection with the purchase of Databit. The elimination of debt by Siemens was in substance an adjustment to the original purchase price. The aforementioned adjustment to the purchase price resulted in a purchase price adjustment benefit of $525,453 related to elimination of debt of $1,335,541, elimination of computer software of $738,484 and computer equipment, furniture and leasehold improvement of $71,604. Such benefit was recorded in 1999 as a reduction in interest expense of $192,321 and reduction in depreciation and amortization of $333,132.

         Depreciation and amortization expenses decreased $133,156 to $586,433 for the fiscal year ended March 31, 1999 as compared to the prior year period. This decrease is primarily related to the purchase price adjustment to depreciation and amortization discussed above. Due to the non recurring nature of this adjustment, management expects amortization and depreciation to increase in future periods. Interest expense decreased to $29,697 during fiscal year ended March 31, 1999 as compared to $76,425 during March 31, 1999, primarily the result of the purchase price adjustment to interest expense discussed above.

         The Company periodically evaluates all estimates and assumptions related to its income tax provision and determined that an additional allowance of $76,500 was appropriate in connection with the realization of benefit association with the utilization of net operating losses for income tax purposes.

         Liquidity and Capital Resources: Cash and cash equivalents increased to $776,146 at March 31, 1999 compared to $628,329 at March 31, 1998. The increase in cash and cash equivalents was primarily related to increased collection efforts on outstanding receivables. The Company was able to generate positive cash flow from operations of $396,679 despite a loss of $414,843 primarily as the result of non-cash charges of $586,433 of depreciation and amortization, offset by a $192,321 purchase price adjustment to interest expense related to the acquisition of Databit Ltd. Investing activities utilized $184,978 related to the addition of capitalized software and financing activities utilized $94,838 related to the repayment of debt for the year ended March 31, 1999. In March 1999, the Siemens' promissory note of approximately $1.3 million issued in connection with the Databit Ltd. acquisition was forgiven. Furthermore, Siemens agreed to waive its rights to collect receivables of approximately $200,000 related to previously provided operational goods and services. Such benefit was reflected in Selling, General and Administrative expenses in March 1999.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has a deficiency in working capital of $1,369,928 and $1,340,890 at March 31, 1999 and 1998, respectively and has incurred net losses of $414,843 and $1,727,821 for the years ended March 31, 1999 and 1998, respectively. In addition, the Company's line of credit was fully utilized as of March 31, 1999 and expires in September 1999.

The Company anticipates it will refinance its line of credit which matures in September 1999; furthermore, the Company believes, if it does not refinance the line, that it will have adequate funds to repay outstanding amounts at maturity. However, no assurance can be given that the Company will be successful in its efforts to refinance its line of credit or have adequate funds to repay the outstanding amount at maturity.

These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to focus on improving revenue levels through increased marketing efforts and the identification of new distribution arrangements. Future actions could include further cost containment measures, consolidation of the product line, potential for additional private placement financing, and the pursuit of joint venture partnerships/source code transactions. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability.

         Item 7.  Financial Statements
                  --------------------
         Index to Financial Statements
         -----------------------------
                                                                           Page
                                                                           ----
Report of Independent Auditors for the Financial
Statements for the year ended March 31, 1999.                              F - 1

Report of Independent Auditors for the Financial
Statements for the year ended March 31, 1998.                              F - 2

Consolidated Balance Sheets at March 31, 1999 and 1998                     F - 3

Consolidated Statements of Operations for the
 years ended March 31, 1999 and 1998                                       F - 5

Consolidated Statements of  Stockholders'
 Equity (Deficit) and Comprehensive
 Loss for the years ended
 March 31, 1999 and 1998                                                   F - 6

Consolidated Statements of Cash Flows for the
 years ended March 31, 1999 and 1998                                       F - 7

Notes to Consolidated Financial Statements                                 F - 9

         Item 8. Changes in and Disagreements with Accountants on Accounting and
                 ---------------------------------------------------------------
                 Financial Disclosure
                 --------------------

         On March 17, 1999, Zelenkofske Axelrod and Co., CPA's Inc. ("Zelenkofske Axelrod") resigned as the principal independent accountant of the Company. The Company's president was informed verbally by Zelenkofske Axelrod that the resignation was due to the fact that (i) a different accountant conducts the audit of CTI Data Solutions (International) Ltd., a subsidiary of the Company which is projected to generate a majority of the total fiscal 1999 revenues of the Company and its affiliates and (ii) Zelenkofske Axelrod is no longer undertaking public accounting work for publicly-traded companies such as the Company. Accordingly, this change in accountant was not recommended or approved by the Company's board of directors or an audit or similar committee.

         Zelenkofske Axelrod's report on the financial statements of the Company for either of the past two fiscal years ending March 31, 1998, contained no adverse opinion nor disclaimer of opinion, nor was the report modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Zelenkofske Axelrod during the two most recent fiscal years, nor during the subsequent interim period through March 17, 1999, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Zelenkofske Axelrod's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         In addition, during the two most recent fiscal years or subsequent interim period through March 17, 1999, Zelenkofske Axelrod never advised the Company that:

         (1) Internal controls necessary to develop reliable financial statements did not exist;

         (2) Information had come to the attention of Zelenkofske Axelrod which made it unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

         (3) The scope of an audit should have been expanded significantly, or information had come to Zelenkofske Axelrod's attention that it had concluded would, or if further investigated might have, materially impacted the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might have precluded the issuance of an unqualified audit report), and the issue had not been resolved to Zelenkofske Axelrod's satisfaction prior to its resignation.

         The above information is materially identical to the disclosure made by the Company in a report on Form 8-K filed on March 30, 1999. In a letter from Zelenkofske Axelrod that was included as an exhibit to the Form 8-K, Zelenkofske Axelrod stated that it had read the Form 8-K and agreed with the statements made in the Form 8-K.

         On May 17, 1999, management of CTI Group (Holdings) Inc. (the "Company") recommended the retention, subject to the approval of the Company's Board of Directors, of the accounting firm of Deloitte & Touche LLP to be the Company's independent accountants and to conduct an audit of the consolidated financial statements for the year ended March 31, 1999. Upon receipt of the engagement letter on June 28, 1999, the Board of Directors approved the engagement of Deloitte & Touche LLP. Prior to the approval of Deloitte & Touche LLP's retention by the Company's management, the Company did not consult with Deloitte & Touche LLP regarding any financial or accounting matters.

         Deloitte & Touche LLP reviewed the disclosure provided in the Form 8-K/A prior to its filing with the Securities and Exchange Commission.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CTI Group (Holdings) Inc.
Norristown,  Pennsylvania

We have audited the accompanying consolidated balance sheet of CTI Group (Holdings) Inc. (the "Company") as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended March 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
July 9, 1999

                         REPORT OF INDEPENDENT AUDITORS


Board Of Directors and Stockholders
CTI Group (Holdings) Inc.
Norristown, PA 19403

We have audited the accompanying consolidated balance sheet of CTI Group (Holdings) Inc. and Subsidiaries as of March 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI Group (Holdings) Inc. and Subsidiaries as of March 31, 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed more fully in Note 4D, (as identified in the 1998 annual report on Form 10-KSB) the Company has a deficiency in working capital of $1,340,890 at March 31, 1998, and a net loss of $1,727,821 for the year ended March 31, 1998. Management plans to improve the Company's operating performance and financial condition, as also discussed in Note 4 D.


Zelenkofske Axelrod & Co., CPA's, Inc.
Jenkintown, PA
July 29, 1998, except for Note 3 as to
 which the date is November 13, 1998.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,
                                                                     ----------     -----------
                                                                        1999            1998
                                                                     ----------     -----------
                   ASSETS

Current assets:

  Cash and cash equivalents                                           $  776,146    $   628,329

  Trade receivables, less allowance for doubtful
      accounts of $264,156 and $281,399 at
      March 31, 1999 and 1998                                            626,631        979,997
  Inventories                                                             22,458         48,674
  Prepaid expenses                                                        93,514        145,894
                                                                      ----------     ----------
                            Total current assets                       1,518,749      1,802,894


Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $305,250
  and $314,540 at March 31, 1999 and 1998                                168,327        405,135

Computer software, net of accumulated
  amortization of $2,283,518 and $1,885,961 at
  March 31, 1999 and 1998, respectively                                  840,682      2,080,811

Excess of cost over net assets of acquired
  business, net of accumulated amortization of
  $11,112 and $6,660 at March 31, 1999 and 1998                           33,453         37,905


Other assets                                                              21,862         16,812

Deferred tax asset                                                         -----         76,500
                                                                      ----------     ----------
                                                                       2,583,073     $4,420,057
                                                                      ==========     ==========

       The accompanying notes are an integral part of these consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                             March 31,
                                                                     ----------     -----------
                                                                        1999            1998
                                                                     ----------     -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

  Current portion of long-term debt                                  $   218,424     $  293,820

  Accounts payable                                                       492,842        519,980

  Other accrued expenses                                               1,177,893      1,257,968

  Deferred revenue                                                       999,518      1,072,016
                                                                      ----------     ----------
            Total current liabilities                                  2,888,677      3,143,784

Long-term debt, less current portion                                          --      1,267,743


Commitments and contingencies (see Note 6)

 Stockholders'
equity:
  Common stock, par value $.01; 10,000,000 shares
   authorized; 7,041,349 issued at March 31, 1999
   and 6,989,681 shares issued at March 31, 1998                          70,417         69,900

  Capital in excess of par value                                       8,062,507      8,028,230

   Accumulated deficit                                                (8,085,684)    (7,670,841)

  Accumulated other comprehensive
  income (loss)                                                           53,556        (12,359)

  Less - Treasury stock, 140,250 shares at
        March 31, 1999 and 1998, at cost                               (406,400)       (406,400)
                                                                      ----------     ----------
Total stockholders' equity (deficit)                                   (305,604)          8,530
                                                                      ----------     ----------
                                                                      $2,583,073     $4,420,057
                                                                      ==========     ==========

       The accompanying notes are an integral part of these consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Years ended March 31,
                                                                    -------------------------------
                                                                        1999                1998
                                                                     -----------       ------------
Net sales                                                            $ 7,043,026        $ 3,598,720

Costs and expenses:
 Cost of sales (exclusive of depreciation and
   amortization)                                                       4,378,568          2,028,950
 Selling, general and administrative expenses                          2,386,671          2,606,622
 Depreciation and amortization                                           586,433            719,589
                                                                     -----------        -----------

                                                                       7,351,672          5,355,161
                                                                     -----------        -----------
Loss from operations before income
 (expenses) and provision for income
  taxes (benefits)                                                      (308,646)        (1,756,441)

Other income (expenses)
 Interest expense                                                        (29,697)           (76,425)
 Other, net                                                                   --             28,545
                                                                     -----------        -----------

Loss before provision for income taxes                                  (338,343)        (1,804,321)

Provision for income taxes (benefits)                                     76,500            (76,500)
                                                                     -----------        -----------
Net loss                                                             $  (414,843)       $(1,727,821)
                                                                     ===========        ===========
Basic and diluted income (loss) per common share                     $     (0.06)       $     (0.27)
                                                                     ===========        ===========
Basic and diluted weighted average
 common shares outstanding                                             6,898,946          6,479,341
                                                                     ===========        ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS

                                                                                                             Accumulated
                                                                                                               other
                                         Common Stock       Total in                                        comprehensive
                                    ----------------------  excess of Comprehensive  Accumulated    Treasury    income
                                      Shares     Par value  par value     loss          deficit       Stock     (loss)      Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1997          6,530,564    $65,310   $7,769,180                $(5,943,020)  $(406,400)  $(6,070)  $1,479,000

Stock issued in connection
 with raising capital                 165,000      1,650       53,980                                                        55,630
Stock issued to directors for
 payment of directors' fees            47,059        470       15,530                                                        16,000
Stock issued to employees for
 payment of deferred wages            247,058      2,470       81,530                                                        84,000
Issuance of employee
 stock options                                                 91,930                                                        91,930
Issuance of stock options
 in connection with
 litigation settlement                                         16,080                                                        16,080
Comprehensive loss:
     Net loss                                                           $(1,727,821)  (1,727,821)                        (1,727,821)
     Other comprehensive loss
     Foreign currency adjustments                                            (6,289)                            (6,289)      (6,289)
                                                                        -----------
     Total                                                              $(1,754,110)
                                    ---------    -------   ----------   ===========  -----------   ---------  --------   ----------
Balances at March 31,1998           6,989,681    $69,900   $8,028,230                $(7,670,841)  $(406,400) $(12,359)     $ 8,530
                                    ---------    -------   ----------                -----------   ---------  --------   ----------


Issuance of directors'
 stock options                                                  2,500                                                         2,500
Stock and stock rights                 51,668        517       31,777                                                        32,294
  issued to employees
Comprehensive loss:
     Net loss                                                            $ (414,843)    (414,843)                          (414,843)
     Other comprehensive income
     Foreign currency adjustments                                            65,915                             65,915       65,915
                                                                         ----------
     Total                                                               $ (348,928)
                                    ---------    -------   ----------   ===========  -----------   ---------  --------   ----------
Balances at March 31, 1999          7,041,349    $70,417   $8,062,507                $(8,085,684)  $(406,400)   53,556    $(305,604)
                  === ====          =========    =======   ==========                ===========   =========    ======    =========

       The accompanying notes are an integral part of these consolidated financial statements.
                                      F-6

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years ended March 31,
                                                                        -------------------------------
                                                                             1999             1998
                                                                        -------------     ------------
Cash Provided By:
  Operating Activities:

    Net Income (Loss)                                                    $  (414,843)       $(1,727,821)
    Adjustments to reconcile net loss to net cash provided by
   (used in) operations:
   Depreciation and amortization                                             586,433            719,589
   Purchase price adjustment to interest expense                            (192,321)             -----
   Provision for doubtful accounts                                           (17,243)           216,399
   Issuance of stock options in connection with litigation                     -----             16,080
   Issuance of stock in payment of deferred compensation                       -----             84,000
   Issuance of stock in connection with raising capital                        -----             55,630
   Issuance of stock for payment of directors' fees                            -----             16,000
   Issuance of stock options and stock rights                                 34,794             91,930
   Deferred taxes                                                             76,500            (76,500)
   Changes in operating assets and liabilities:
     Decrease in receivable, trade                                           362,931             70,992
     Decrease (increase) in inventories                                       25,421             (4,664)
     Decrease (increase) in prepaid expenses                                  49,758            (18,314)
     (Decrease) increase  in accounts payable                                (23,074)           (32,193)
     (Decrease) increase in other accrued expenses                           (51,776)           678,868
     Increase (decrease) in deferred revenue                                 (34,851)          (170,014)
     Decrease (increase) in other assets                                      (5,050)            32,998

              Total operating activities                                     396,679            (15,632)
                                                                          ----------         ----------
Investing Activities:
  Additions to equipment and leasehold improvements                            -----            (54,048)
  Additions to computer software                                            (184,978)           (58,527)
  Acquisition of businesses                                                    -----            404,228
                                                                         -----------         ----------
              Total investing activities                                    (184,978)           324,651
                                                                         -----------         ----------

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                             Years ended March 31,
                                                                        -------------------------------
                                                                             1999             1998
                                                                        -------------     ------------

Financing Activities:
  Repayment of debt                                                         (94,838)            (86,718)
  Proceeds from borrowings                                                    -----             299,802
                                                                        -----------          ----------
               Total financing activities                                   (94,838)            213,084
                                                                        -----------          ----------

Effect of exchange rate changes on cash                                      30,954                 526
                                                                        -----------          ----------
Increase in cash and cash equivalents                                       147,817             522,629
Cash and cash equivalents, at beginning of year                             628,329             105,700
                                                                        -----------          ----------
Cash and cash equivalents, at end of year                               $   776,146          $  628,329
                                                                        ===========          ==========

Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                             $  121,440          $   17,495
                                                                         ==========          ==========
    Income taxes                                                         $    -----          $    -----
                                                                         ==========          ==========
Non-cash investing and financing activities:

  Acquisition of businesses
    Working capital other than cash                                      $    -----          $  443,850
    Equipment and leasehold Improvements                                      -----            (268,950)
    Capitalized software at appraised value                                   -----          (1,017,923)
    Long-term debt                                                            -----           1,247,251
                                                                        ------------         ----------
    Cash generated (paid) to acquire businesses                          $    -----          $  404,228
                                                                         ===========         ==========
    Purchase price adjustment (see Note 3)
    Elimination of promissory note                                       $1,335,541               -----
    Write down of software                                                 (738,484)              -----
    Write down of fixed assets                                              (71,604)              -----
                                                                        ------------         ----------
                                                                         $  525,453
                                                                        ============         ==========

       The accompanying notes are an integral part of these consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business: CTI Group (Holdings) Inc. and Subsidiaries (the "Company") designs, develops, markets and supports data processing software and services for managing telecommunications systems.

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of CTI Group (Holdings) Inc. and its domestic and foreign subsidiaries, all of which are wholly-owned. All material inter-company accounts and transactions have been eliminated in consolidation.

CURRENCY TRANSLATION: The financial statements of CTI Data Solutions Ltd., a UK based wholly-owned subsidiary, have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholders' equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income.

CASH EQUIVALENTS: The Company considers all highly liquid investments, with a maturity of three months or less, to be cash equivalents.

USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

INVENTORIES: Inventories consisting of equipment purchased for resale, are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method.

FURNITURE, FIXTURES, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS: Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Leasehold improvements are amortized over the period of lease or the useful lives of the improvements, whichever is shorter. All maintenance and repair costs are charged to operations as incurred.

COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis. The amortization is computed using the straight-line method over the remaining estimated economic life of the product. The unamortized capitalized costs are compared annually to estimated net realizable value of the related product. Because of competitive factors, and the inherent tendency in the software industry toward rapid obsolescence, the estimated value of the Company's software is subject to material revision in the near term.

The Company capitalized $184,978 and $58,527 in the fiscal years ended March 31, 1999 and 1998, respectively, in costs related to its software. The amortization expense for developed software was $492,821 in the fiscal year ended March 31, 1999 and $584,692 in the fiscal year ended March 31, 1998.

EXCESS OF COST OVER NET ASSETS ACQUIRED: Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over ten years. The Company periodically assesses the recoverability of goodwill by comparing the carrying amount to estimated undiscounted future operating cash flows of the acquired operation. If the carrying amount exceeds the expected net cash flows the excess amount is written off as a current impairment charge.

LONG-LIVED ASSETS: In accordance with the Statement of Financial Accounting Standards SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses are recognized if expected cash flows of the related assets are less than their carrying values.

REVENUE RECOGNITION: The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition.
 Software Lease Fees: Revenues on software license fees are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable and collectibility is probable.
 Maintenance and Enhancements: Revenue on maintenance contracts is recognized ratably over the contract period. Revenue associated with product support services is recorded in deferred revenue in the accompanying combined balance sheets and amortized over the period in which the services are provided.
 Service Bureau: The Company provides telemanagement and billing services for processing services at its service bureau utilized by its customers. The revenue on these contracts is recognized monthly as the services are performed.
 Product Sales:  Revenue is recognized upon shipment to customer.

STOCK BASED COMPENSATION: The Company accounts for stock options and awards in accordance with SFAS No. 123, "Accounting for Stock-based Compensation". Compensation cost is based upon estimated fair value of options granted and is recognized over the shorter of the period of service or vesting period of the option.

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

BASIC AND DILUTED LOSS PER COMMON SHARE: Net income (or loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be dilutive potential common shares such as stock options. The effect of all dilutive potential common shares was to increase dilutive weighted average shares by 53,007 shares and 180,844 for the years ended March 31, 1999 and 1998, respectively amounting to 6,951,953 shares and 6,660,185 shares at March 31, 1999 and 1998 respectively. Because the Company incurred losses for the years ended March 31, 1999 and 1998, the effect of all dilutive potential common shares was antidilutive. Consequently, the Company's basic and diluted earnings per share were the same for the years ended March 31, 1999 and 1998.

CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of statutory insured limits. As of March 31, 1999, such deposits exceeded statutory insured limits by $647,089. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers' financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management's estimates.

COMPREHENSIVE INCOME: In 1999 the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders Equity (Deficit) and Comprehensive Loss. There is no tax impact on the comprehensive income or loss due to the Company's net operating loss carryforwards. The adoption of SFAS 130 had no impact on total stockholders' equity (deficit). Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

RECLASSIFICATION: Certain reclassifications have been made to the comparative March 31, 1998 amounts to conform to the current year's presentations.

ACCOUNTING PRONOUNCEMENTS: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement, as proposed to be amended, is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position or results of operations.

NOTE 2 - MANAGEMENT'S PLAN FOR CONTINUING OPERATIONS: The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a deficiency in working capital of $1,369,928 and $1,340,890 at March 31, 1999 and 1998, respectively and has incurred net losses of $414,843 and $1,727,821 for the years ended March 31, 1999 and 1998, respectively. In addition, the Company's line of credit was fully utilized as of March 31, 1999 and expires in September 1999. The Company, for the year ended March 31, 1999, was able to generate positive cash flow from operations of $396,679 despite a net loss of $414,843 primarily as a result of non-cash charges of $586,433 of depreciation and amortization, offset by a $192,321 purchase price adjustment to interest expense related to the Databit acquisition (see Note 3).

These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to focus on improving revenue levels through increased marketing efforts and the identification of new distribution arrangements. Future actions could include further cost containment measures, consolidation of the product line, potential for additional private placement financing, and the pursuit of joint venture partnerships/source code transactions. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability.

NOTE 3 - ACQUISITION OF BUSINESS
 In February 1998, in a transaction accounted for as a purchase, the Company completed the acquisition of Databit, a subsidiary of Siemens plc through its wholly-owned subsidiary CTI Data Solutions (International) Ltd. Subsequent to the acquisition, the Company changed the name of CTI Data Solutions (International) Ltd. to CTI Data Solutions Ltd. The operations of Databit are included in the Company's results since the acquisition date. In connection with the acquisition, the Company initially issued a secured promissory note to Siemens for $1,500,000 with no interest payments which was recorded at the discounted value of $1,248,293. The assets acquired, which consist primarily of software costs and fixed assets, were recorded at their estimated fair values as determined by an independent appraisal.

 On March 31, 1999, the promissory note was forgiven as the result of less than anticipated continued sales to Siemens than had been originally implied in connection with the purchase of Databit. The elimination of debt by Siemens was in substance an adjustment to the original purchase price. The aforementioned adjustment in original purchase price on March 31, 1999 resulted in a purchase price adjustment benefit of $525,453 related to elimination of debt of $1,335,541, elimination of computer software of $738,484 and computer equipment, furniture and leasehold improvement of $71,604. Such benefit was recorded in 1999 as a reduction in interest expense of $192,321 and reduction in depreciation and amortization of $333,132, including $49,813 of depreciation and amortization of expense in the prior year.

Furthermore, Siemens waived its rights to collect receivables of approximately $200,000 related to previously provided operational goods and services. Such benefit was reflected in selling, general and administrative expenses in March 1999.

The following unaudited pro forma financial information for the Company gives effect to the Databit Ltd. acquisition and the subsequent purchase price adjustment, as discussed above, as if it had occurred on April 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                    Year ended
                                                   March 31, 1998
                                                   --------------
Net Sales                                           $  8,598,081
Net loss                                            $ (2,314,802)
                                                    ============
Net loss per common share                           $       (.34)
                                                    ============

NOTE 4 - FURNITURE, FIXTURES, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS The Company's fixed assets consist of the following:

                                                                March 31,
                                                         ---------    ---------
                                                           1999         1998
                                                         ---------    ---------
Equipment                                                 $342,134     $589,465
Furniture and fixtures                                      14,500       14,500
Leasehold improvements                                     116,943      115,710
                                                          --------     --------
                                                           473,577      719,675
Less accumulated depreciation and amortization            (305,250)    (314,540)
                                                          --------     --------
                                                          $168,327     $405,135
                                                          ========     ========

Depreciation and amortization expense on furniture, fixtures, equipment, and leasehold improvements amounted to $89,160 and $158,098 for the fiscal year ended March 31, 1999 and 1998, respectively.

NOTE 5 - DEBT
  The following table summarizes debt:
                                                                March 31,
                                                         ---------    ---------
                                                           1999         1998
                                                         ---------    ---------
Secured promissory note (the "Siemens' note")                -----   $1,248,293
Line of credit                                            $198,560   $  200,000

Other                                                       19,864      113,270
                                                          --------   ----------
                                                           218,424    1,561,563
Less current portion                                       218,424      293,820
                                                          --------   ----------
                                                          $      0   $1,267,743
                                                          ========   ==========

  The secured promissory note obtained in connection with the purchase of Databit Ltd. from Siemens (Note 3) was a non-interest bearing note which was discounted at 10%. The amount discounted at March 31, 1998 was $251,707. On March 31, 1999, the Siemens promissory note with a carrying value of $1,335,541 was forgiven (see Note 3).

  The line of credit requires monthly interest payments maturing on September 30, 1999 bearing interest at the bank's prime rate, plus 0.5%. The effective rate was 10.0% at March 31, 1999 and 9.0% at March 31, 1998. There were no additional amounts available to borrow under the line of credit as of March 31, 1999. The line is secured by substantially all of the assets of CTI Data Solutions Inc. The line of credit contains various restrictive covenants, among which include maintaining a certain level of stockholders' equity and debt to net worth ratio on CTI Data Solutions Inc. It is the Company's intention to refinance the line of credit with a term greater than one year; however, there can be no assurance that the Company will be successful in its efforts.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
A. LEASE COMMITMENTS - The Company leases its office facilities and certain equipment under non-cancelable long-term operating leases which expire at various dates. Minimum aggregate annual rentals subject to certain escalation clauses, under non-cancelable long-term operating leases are as follows:

Year ending March 31:
2000                                $323,565
2001                                $189,463
2002                                $132,920
2003                                $ 99,584
2004                                $ 61,829
                                    --------

Total minimum lease payments        $807,361

Rent and lease expense was $506,623 and $260,565 for the fiscal years ended March 31, 1999 and 1998, respectively.

B. CONTINGENCIES: In connection with the settlement of a lawsuit in November 1997 between the Company and a former employee of one of the Company's subsidiaries, the Company had entered into a settlement agreement pursuant to which, it agreed (1) to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company (as of March 31, 1999 and 1998, $20,000 and $80,000 respectively, were the remaining balances due under the settlement agreement and are included in other accrued expenses on the balance sheet) and (2) to enter into a distributor agreement with the former employee for the distribution of the Company's Unity software for a two year period ending November 1999. The distributor agreement provided for a credit on account for the first $100,000 of Unity software purchases. As of March 31, 1999 the former employee had utilized $39,455 of this credit.

In March 1998 the Company's former financial advisors filed suit against the Company for breach of contract. This is an action seeking damages not to be less than $80,000 and the grant of an option to purchase 100,000 shares of the Company's common stock. The complaint seeks to recover a "success fee" to which it claims entitlement as investment advisor to the Company pursuant to a contract entered into in August 1997. The contract entitled the financial advisor to a success fee of 4% of new financing secured and an option to purchase 100,000 shares of the Company's common stock if the financial advisor presented a financing prospect acceptable to the Company and such financing was related to the acquisition of Databit, a subsidiary of Siemens. This acquisition eventually was consummated by the Company itself on the basis of seller financing in which the financial advisor played no role. Subsequently, the seller financing which was in the form of secured promissory note was forgiven by Siemens in March 1999 (See Note 5). The Company paid the financial advisor the advisory fee called for under the contract and out-of-pocket expenses. The Company believes the financial advisor is not entitled to the success fee and intends to vigorously defend the action and strongly contends that no amounts are due to the financial advisor.

In November 1998, a former employee, Dennis Cramer, filed suit against the Company alleging breach of an implied employment contract and other matters and as a result is claiming approximately $50,000 in damages from the Company. The Company believes no implied employment contract existed; furthermore, the Company believes it has meritorious defenses to the claim and intends to vigorously contest this action.

In addition to the litigation noted above, the Company is from time to time subject to routine litigation incidental to its business. The Company believes that the result of the above noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company's financial condition.

C. EMPLOYMENT AGREEMENTS: In conjunction with an employment contract effective April 1, 1995, the Company has agreed to pay an aggregate of 5% of pre-tax profit as incentive compensation to the President/CEO during each fiscal year ended March 31, 1998 and 1999. No accrual was required for the fiscal years ended March 31, 1999 and 1998. The employment agreement with the President/CEO was reviewed on April 1, 1998 and extended to March 31, 2001. The aggregate minimum annual salary commitment under this agreement is $175,000 per annum.

NOTE 7 - INCOME TAXES
  The provision for income taxes (benefit) consists of the following:

                                                         Years ended March 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------     ---------
 Federal - deferred                                     $ 59,125     $ (59,125)
 State - deferred                                       $ 17,375     $ (17,375)
                                                        --------     ---------
Provision for income taxes (benefit)                    $ 76,500     $ (76,500)
                                                        ========     =========

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:
                                                         Years ended March 31,
                                                        -----------------------
                                                          1999          1998
                                                        --------     ----------
Computed tax (benefit) at the expected statutory rate  $(118,420)   $ (613,470)
State tax (benefit), net                                 (22,100)     (101,540)
Other                                                      6,700         4,500
Loss from foreign subsidiary                              14,727        32,270
Increase in valuation allowance                          195,593       601,740
                                                       ---------   -----------
                                                          76,500   $   (76,500)
                                                       =========   ===========

The components of the overall net deferred taxes are as follows:

                                                         Years ended March 31,
                                                        -----------------------
                                                          1999          1998
                                                        --------     ---------
Tax loss carry-forwards                                 $971,048    $1,042,360
Depreciation and amortization                            417,829       173,581
Allowance for doubtful accounts                          108,400       123,816
Unexercised stock options                                 60,026        62,541
Other                                                      -----         2,909
                                                      ----------    ----------
Total deferred tax assets                              1,557,303     1,405,207

Valuation allowance                                   (1,557,303)   (1,328,707)
                                                      ----------    ----------
Deferred tax asset net of valuation allowance              -----        76,500
                                                      ==========    ==========

The Company has federal net operating loss carry-forwards of approximately $2,200,000 which are available to reduce future taxable income. The loss carry-forwards will expire if unused beginning in the year 2006 through 2013. The Company has foreign and state net operating loss carry-forwards of approximately $18,000 and 2,000,000 respectively. These carry-forwards expire over various time periods. Because of the Company's uncertainty in being able to utilize the benefits of the carry-forwards before expiration they have been fully offset by a valuation allowance.

The Company believes it has adequately accrued any taxes, penalties, and interest, which are currently due, related to previous delinquent filed income tax returns, and included them in the accompanying consolidated financial statements.

NOTE 8 - CAPITAL STOCK TRANSACTIONS
A. ISSUANCE OF COMMON STOCK:

During the fiscal year ended March 31, 1999 the Company issued 51,668 shares of its common stock to key employees at its CTI Data Solutions Inc. subsidiary. Key employees were also granted rights to have an additional 51,643 shares provided they remained employed until April 1999. Accordingly, the Company recognized approximately $32,000 in compensation expense which was recognized during fiscal year end March 31, 1999. Compensation expense was based upon fair value of the common stock and common stock rights at the date of grant.

During the fiscal year ended March 31, 1998, the Company issued a total of 165,000 shares of the Company's common stock valued at $55,630, in an unsuccessful attempt to raise funds for the acquisition of Databit which was therefore expensed. The stock was issued in lieu of cash compensation to certain organizations and a director involved in the unsuccessful attempt to raise capital.

During the fiscal year ended March 31, 1998 the Company issued 294,117 shares of the Company's common stock to certain employees and outside directors of the Company. The average bid and ask price on the date of issue was $.34. The stock issued to the employees was in lieu of a partial salary deferment. The stock issued to the outside directors was in lieu of their deferred directors' fees. Compensation expense of $100,000 was recorded.

B. OPTIONS:

The Company's Stock Option and Restricted Stock Plan (the "Plan") provides for the issuance of incentive and nonqualified stock options and restricted stock grants to obtain 600,000 shares of common stock. Individuals eligible for participation in the Plan include key employees (including employees who also serve as Directors), non-employee directors, independent contractors and consultants who perform services for the Company. The exercise price of the stock options are determined by the higher of the fair market value or the book value of the common stock at the time the option is granted. The number of options to be granted, option period and the option prices are determined by the Stock Option Committee of the Board of Directors in accordance with the terms of the Plan. Option period can not exceed ten years from date of grant. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options typically become exercisable over a one to five year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1999 and 1998, respectively; no dividend yield for all years, expected volatility of 130% and 128%, risk-free interest rates of 6% for all options and expected lives of 3 years for all options. The weighted average fair value of options granted was $.25 for fiscal year end March 31, 1999 and 1998. The Company has recorded compensation expense in connection with options granted of $2,500 and $91,920 for the fiscal years ended March 31, 1999 and 1998 respectively.

The Company also grants nonqualified stock options to purchase shares of restricted common stock of the Company that is not covered by a registration statement (the "Outside Plan Stock Options"). Terms of such options are determined by the Board of Directors.

At March 31, 1999 the Company has 85,000 stock options available for grant under the Plan. The Company has a total of 425,000 nonqualified Outside Plan Stock Options outstanding at March 31, 1999 of which 268,333 are exercisable.

Activity in the stock option plans for the years ended March 31, 1999 and 1998 under the aforementioned plans in total were:


                                                     Price Per              Weighted Average
                           Shares                      Share                       Price
                         --------------------------------------------------------------------
April 1, 1997               585,000                $0.18 - $0.80                   $0.44
  Granted                   440,000                $0.34 - $0.35                   $0.34
  Exercised                     ---                          ---                    ---
  Canceled                 (190,000)               $0.20 - $0.60                   $0.45
                           --------                -------------                  ------
March 31, 1998              835,000                $0.18 - $0.80                   $0.39
  Granted                    30,000                        $0.25                   $0.25
  Exercised                     ---                          ---                     ---
  Canceled                 (125,000)               $0.34 - $0.60                   $0.44
                           --------                -------------                  ------
March 31, 1999              740,000                $0.18 - $0.80                   $0.37
                           ========                =============                  ======


The following table summarizes information concerning outstanding and exercisable options as of March 31, 1999:

                    Outstanding Options                                       Options exercisable
                    -------------------                                       -------------------
                                                           Weighted                               Weighted
                                   Weighted Average        Average          Average               Average
    Range of        Number of         Remaining            Exercise        Number of              Exercise
Exercise Price      Options          Life (years)           Price           Options                Price
----------------------------------------------------------------------------------------------------------
$0.01 to $0.40      595,000             4.25                $0.31            388,333               $0.27
$0.41 to $0.80      145,000             5.76                $.070            137,500               $0.71

NOTE  9 - MAJOR CUSTOMERS

  For the fiscal year ended March 31, 1999 and 1998, the Company had sales to a single customer aggregating $653,626 (9% of revenues) and $291,200 (8% of revenues), respectively. Accordingly, future operations could be affected by adverse changes in the Company's relationship with, or the financial condition of, this customer.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS
  The carrying amounts for cash and cash equivalents, trade receivables, and trade payables approximate fair value because of the short maturity of those instruments. The carrying values of the line of credit approximate fair value due to their short-term maturities. The carrying value of long-term debt as of March 31, 1998 approximated its fair value because its interest rate approximated the borrowing rates available to the Company at that time.

NOTE 11 - PROFIT-SHARING PLAN
   The Company has established a qualified 401(k) profit-sharing plan effective July 15, 1995. Eligible employees may defer a portion of their salaries. At the discretion of the Board of Directors, the Company can contribute to the profit-sharing plan, and may make a matching contribution of an additional amount of eligible employees' deferrals. There were no contributions to the plan during the fiscal years ended March 31, 1999 and 1998. Following the acquisition of Databit Ltd. (see Note 3) CTI Data Solutions Ltd. incurred an obligation under the terms of the purchase agreement to contribute to an employee pension plan. The amount contributed by the Company in the fiscal year ended March 31, 1999 and 1998 was not material.

NOTE 12 -SEGMENT INFORMATION
  The Company designs, develops, markets and supports data processing software and services for managing telecommunication systems. These business operations fall into two major classifications: telemanagement and billing and customer care. The Company's telemanagement products and services are used by organizations to optimize the usage of their telecommunication services and equipment and to control telephone expenses and uses. The Company's billing and customer care software products are used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and customer service operations. The Company conducts business in the United Kingdom and United States. Activities in the United Kingdom are primarily telemanagement activities. A summary of the Company's operations by geographic area for the years ended March 31, 1999 and 1998 is as follows:


                                    UK               USA               Consolidated
                                  -------------------------------------------------
        1999
        ----

Total net sales                  $ 4,433,011       $ 2,610,015         $  7,043,026
                                 ===========       ===========         ============
Loss from operations             $   (98,179)      $  (210,467)        $   (308,646)
                                 ===========       ===========         ============
Net loss                         $   (98,179)      $ (316,664)         $   (414,843)
                                 ===========       ===========         ============
Long-lived assets                $   274,865       $   789,459         $  1,064,324
                                 ===========       ===========         ============
          1998
          ----

Total net sales                  $   902,670       $ 2,696,050         $  3,598,720
                                 ===========       ===========         ============
Loss from operations             $  (424,204)      $(1,332,237)        $ (1,756,441)
                                 ===========       ===========         ============
Net loss                         $  (439,811)      $(1,288,010)        $ (1,727,821)
                                 ===========       ===========         ============
Long-lived assets                $ 1,287,068       $ 1,330,095         $  2,617,163
                                 ===========       ===========         ============

                                      F-18

The following table summarizes the Company's financial information by industry segment.

                                                                 1999                  1998
                                                                 ----                  ----
Revenues:
  Telemanagement                                             $6,168,785            $2,944,157
  Billing and customer care                                     874,241               654,563
                                                             ----------          ------------
Total Sales                                                  $7,043,026            $3,598,720


Net loss:
  Telemanagement                                             $ (319,744)          $(1,520,482)
  Billing and customer care                                     (95,099)             (207,339)
                                                             ----------          ------------
 Net loss                                                   $  (414,843)          $(1,727,821)



Depreciation and Amortization Expense:
  Telemanagement                                               $292,433              $425,589
  Billing and customer care                                     294,000               294,000
                                                             ----------          ------------
Total depreciation and amortization                            $586,433              $719,589


Total Assets:
  Telemanagement                                             $1,840,784            $2,981,947
  Billing and customer care                                     742,289             1,438,110
                                                             ----------          ------------
        Total assets                                         $2,583,073            $4,420,057

                                      F-19

                                    PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Securities Exchange Act of 1934
                   ----------------------------------------------------

         The following Directors were elected by the Shareholders at the 1996 Annual Meeting of Shareholders and the Board of Directors appointed the following officers. All Directors will hold office until the next Annual Meeting of Shareholders of the Company and until their successors shall be elected and qualify. All officers of the Company serve at the discretion of the Board.


 Name and Age                     Occupation during past five (5) years
 ------------                     -------------------------------------
Anthony P. Johns (50)            Mr. Johns, a UK citizen, has served as Chairman of the Board since October, 1996, and
                                 President, Chief Executive Officer and Director of the Company since March, 1990. He was Chairman of the Board of Directors of Britannic Group Holdings Ltd., Britannic
                                 Telecom Company Ltd. and Britannic Telecare Ltd. from December 1989 to May 1995.

Francis O. Hunnewell (60)        Mr. Hunnewell has been a Director since November 1993 and served as Chairman of the
                                 Board from November 1993 to August 1995. Mr. Hunnewell is CEO of AEGIS, LLC, private equity investment managers with offices in Boston and the Former Soviet Union. He is also President of Hunnewell & Co., Investment Bankers and Vice Chairman of Asian
                                 Capital Partners Ltd., an Asian regional merchant bank, headquartered in Hong Kong.

Rupert D. Armitage (51)          Mr. Armitage, a UK citizen, has been a Director since November 1995. He is founding member, Chairman and Managing Director of three software related companies in the
                                 United Kingdom: Ambit Research Ltd. formed in 1987; Information from Data Ltd. formed in 1993; and Personal and Corporate Training Systems Ltd. formed in 1995.

Fred H. Rohn (73)                Mr. Rohn has been a Director since May 1998. He is presently General Partner in North
                                 American Venture Capital Funds and President of American Venture Management, Inc. He
                                 serves on Corporate Boards of the following corporations: Pratt-Read Corp., The Futures
                                 Group, New Jersey Title Insurance Co., Weldotron Corp.,. Deck The Walls, Inc., Peacock
                                 Papers, Inc., Scandia Packaging Machinery Corp., and Moretrench American Corp.

Mary Ann Davis (60)              Ms. Davis has been Corporate Secretary since May 1989. Prior to that, Ms. Davis was an
                                 Administrative Assistant from May 1982, to a Judge of the Common Pleas Court of
                                 Montgomery County, Pennsylvania.


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


         Item 10.  Executive Compensation
                   ----------------------

A.  MANAGEMENT REMUNERATION

         The following table sets forth the compensation paid or accrued for the five highest paid officers of the Company and its subsidiaries. The Company had only one officer for the year ended March 31, 1999 who received in excess of $100,000.

                                  Annual Compensation
                             ------------------------------------------------
Name and Principal                                            Other Annual
    Position                 Year     Salary       Bonus      Compensation
------------------           ----    --------      -----      -------------
Anthony P. Johns, President  1999    $175,000        --        $29,972 (2)
& Chief Executive Officer    1998    $175,000        --        $29,635 (2)
                             1997    $140,000 (1)    --        $26,700 (2)

(1) Mr. Johns agreed to a 40% salary reduction for the period from October 1, 1996 to March 31, 1997 as part of the Company implementing a six-month plan to assist in maintaining a neutral cash position. The plan was required due to the loss of a major customer in the quarter ended September 30, 1996.

(2) Includes an $11,100 annual automobile allowance, $15,600 of living expense payments and automobile insurance premiums paid by the Company.

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

         The members of the Board of Directors, who are not employees of the Company, are paid fees of $1,000 per quarter and $500 per Board of Director meeting attended, plus reasonable travel expenses. The Chairman of the Board, if not an employee of the Company, will receive an additional $2,000 per annum as compensation for his duties as Chairman. Mr. Armitage receives an additional $1,000 per board meeting attended due to the two additional days needed for travel to and from the UK pursuant to an agreement upon his election to the Board in November 1995. During the fiscal year ended March 31, 1999, Messrs. Armitage, Hunnewell and Rohn earned fees for their services on the Board of Directors of approximately $10,000, $6,000 and $6,000, respectively, plus expenses; in addition, Mr. Armitage earned fees of approximately $23,000 in connection with oversight of management activities related to CTI Data Solutions Ltd. During the fiscal year ended March 31, 1999, Mr. Rohn received 30,000 stock options pursuant to the Company's stock option and restricted stock plan upon his appointment to the Board of Directors.

         The following table sets forth option and stock appreciation right, exercises in last fiscal year and year end values.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                    Number of Securities         Value of Unexercised
       Name                   Shares Acquired    Value Received    Underlying Unexercised            in-the-Money
                               on Exercise(#)         ($)            Options/SARs at               Options/SARs at
                                                                        FY-End(#)                    FY-End($)(1)
                                                                  Exercisable/Unexercisable    Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Anthony P. Johns,                   -                 -                50,000 / 0                   $10,500 / $0.00
 President/Chief
 Executive Officer


(1) As of June 25, 1999 the market value of the Company's stock was $0.41.

         Item 11. Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock held by officers, directors, or affiliates, individually or as a group, and each person or entity known to the Company to own beneficially more than 5% of the Company's Common Stock at June 25, 1999.

                                                                    Percent
                                     Shares of Common Stock        of Voting
Name and Business Address            Beneficially Owned (l)        Securities
-------------------------            ----------------------        ----------

Anthony P. Johns                        2,045,603 (2)(3)              28.8%
CTI Data Solutions (USA), Inc.
2550 Eisenhower Avenue
Norristown, PA 19403

Rupert D. Armitage                        371,912 (4)                  5.2%
Ambit Research
100 New Kings Road
London SW64LX

Francis O. Hunnewell                      214,314 (5)                  3.0%
Hunnewell & Co.
10 Tremont Street, Suite 500
Boston, MA 02108

Fred H. Rohn                              498,073 (6)(7)               6.9%
Village Road
P.O. Box 714
New Vernon, NJ 07976


All executive officers and directors    3,182,512 (2)(6)(8)           43.5%
 as a group (5 persons)

NOTES:

(1) All shares are beneficially owned and the sole investment and voting power is held by the person named, except as set forth below. Each share of common stock has one vote.

(2) Includes 119,147 shares of the Company's common stock owned by John Perri for which Mr. Johns holds voting proxy power.

(3) Includes options exercisable into 50,000 shares of the Company's common stock.

(4) Includes options exercisable into 52,500 shares of the Company's common stock.

(5) Includes options exercisable into 30,000 shares of the Company's common stock.

(6) Includes 383,073 shares of the Company's common stock owned by North American Venture Capital Fund. Includes options exercisable into 90,000 shares of the Company's common stock. Mr. Rohn is a General Partner and small Ltd. Partner of the Fund.

(7) Includes options exercisable into 15,000 shares of the Company's common stock.

(8) Includes options exercisable into 267,500 shares of the Company's common stock.


         Item 12.  Certain Relationships and Related Transactions
                   ----------------------------------------------
Not Applicable


         Item 13.  Exhibits and Reports on Form 8-K
                   ---------------------------------

         a) (1) and (2) The consolidated financial statements filed as part of this annual report on Form 10-KSB are included in Part II, Item 7.

         Index to Financial Statements                                 Page
         -----------------------------                                 ----

Report of Independent Auditors for the Financial
Statements for the year ended March 31, 1999.                          F - 1

Report of Independent Auditors for the Financial
Statements for the year ended March 31, 1998.                          F - 2

Consolidated Balance Sheets at March 31, 1999 and 1998                 F - 3

Consolidated Statements of Operations for the
 years ended March 31, 1999 and 1998                                   F - 5

Consolidated Statements of
 Stockholders' Equity  (Deficit) and
 Comprehensive Loss for the years
 ended March 31, 1999 and 1998                                         F - 6

Consolidated Statements of Cash Flows for the
 years ended March 31, 1999 and 1998                                   F - 7

Notes to Consolidated Financial Statements                             F - 9

         (b)  Reports on Form 8-K.

         The Company filed a Form 8-K with the Securities and Exchange Commission on March 30, 1999, in connection with the resignation of Zelenkofske, Axelrod and Co., Ltd. as principal accountants.

         The Company filed a Form 8-K with the Securities and Exchange Commission on June 28, 1999 in connection with the engagement of Deloitte & Touche LLP as new independent auditors.

         The Company filed a Form 8-K/A with the Securities and Exchange Commission on July 14, 1999 in connection with the engagement of Deloitte & Touche LLP as new independent auditors.

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

         10.15 Copy of Employment Agreement, dated December 8, 1997 between Anthony P. Johns and the Company incorporated by reference from Exhibit #10.15 to Form 10-KSB filed with the Securities and Exchange Commission on December 16, 1998.

         10.16 Copy of Agreement, dated September 29, 1998 by and among CTI Group (Holdings) Inc., CTI Data Solutions (International) Ltd., and Siemens plc amending the Asset Purchase Agreement referred to in Exhibit 2.2 above, incorporated by reference from Exhibit #10.16 to Form 10-KSB filed with the Securities and Exchange Commission on December 16, 1998.

         10.17 Copy of Lease Agreement, dated, July 1, 1998, by and between Daniel S. Berman and Robert J. Berman, co-partners and CTI Group (Holdings) Inc. for approximately 1,000 square feet of office space in the building known as 901
S. Trooper Road, Norristown, Pennsylvania, incorporated by reference from Exhibit #10.17 to Form 10-KSB filed with the Securities and Exchange Commission on December 16, 1998.

         10.18 Copy of Lease Agreement, dated July 10, 1998, by and between WHVPW Real Estate Ltd. Partnership and CTI Group (Holdings) Inc. for offices at 2550 Eisenhower Avenue, Norristown, Pennsylvania, incorporated by reference from Exhibit #10.18 to Form 10-KSB filed with the Securities and Exchange Commission on December 16, 1998.

         10.19 Copy of Agreement, dated March 31, 1999, by and among CTI Group (Holdings) Inc., CTI Data Solutions (International) Ltd. and Siemens plc. eliminating obligations and amending the Asset Purchase Agreement referred to in
Exhibit 2.2.

         23.1     Consent of Deloitte & Touche LLP, Independent Auditors.

         23.2     Consent of Zelenkofske Axelrod & Co., Ltd, CPA's and Inc.

         27.1 List of Subsidiaries of CTI Group (Holdings) Inc. as of March 31, 1998.

         27.2     Financial Data Schedule.