Form 10QSB
period 1999-06-30
CTI GROUP HOLDINGS INC
filed 1999-07-27
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999
OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____ .

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.

              (Exact name of Small Business Issuer in its charter)

            DELAWARE                                        51-0308583
            --------                                        ----------
 (State or other jurisdiction of                          (IRS Employer
  incorporation of organization)                    Identification Number)

                  2550 Eisenhower Avenue, Norristown, PA       19403
                  -----------------------------------------------------
                  (Address of principal executive offices)   (Zip Code)

          Issuer's telephone number, including area code (610) 666-1700

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .


The number of shares of common stock par value $.01, outstanding as of July 22, 1999 was 7,093,300.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       June 30,       March 31,
                                                                         1999           1999
                                                                     -----------    -----------
                   ASSETS                                                   (Unaudited)
Current assets:

  Cash and cash equivalents                                          $   412,667    $   776,146

  Trade, accounts receivable less allowance
   for doubtful accounts of $284,617
   and $264,156 at June 30, 1999 and
   March 31, 1999, respectively                                          945,063        626,631

  Inventories                                                             27,475         22,458

  Prepaid expenses                                                       130,460         93,514
                                                                      ----------     ----------
               Total current assets                                    1,515,665      1,518,749

Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $325,574
  and $305,250 at June 30, 1999 and
  March 31, 1999, respectively                                           171,412        168,327

Computer software, net of accumulated
  amortization of $2,404,884 and $2,283,518
  at June 30, 1999 and March 31, 1999,
  respectively                                                           723,315        840,682

Excess of cost over net assets of acquired
  business, net of accumulated amortization of
  $12,228 and $11,112 at June 30, 1999 and
  March 31, 1999, respectively                                            32,340         33,453


Other assets                                                              21,862         21,862
                                                                      ----------     ----------

                                                                      $2,464,594     $2,583,073
                                                                      ==========     ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                      June 30,        March 31,
                                                                        1999            1999
                                                                      ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                                        (Unaudited)
  Current liabilities:

  Current portion of long-term debt                                   $  182,725     $  218,424

  Accounts payable                                                       414,793        492,842

  Other accrued expenses                                               1,213,661      1,177,893

  Deferred revenue                                                       801,949        999,518
                                                                      ----------     ----------
                          Total current liabilities                    2,613,128      2,888,677
                                                                      ----------     ----------

Commitments and contingencies

 Stockholders'
equity:
  Common stock, par value $.01; 10,000,000 shares
   authorized; 7,093,300 issued at June 30, 1999
   and 7,041,349 shares issued at March 31, 1999                          70,933         70,417

   Capital in excess of par value                                      8,065,867      8,062,507

   Accumulated deficit                                                (7,950,227)    (8,085,684)

   Other comprehensive income - Foreign
     currency translation                                                 71,293         53,556

   Less - Treasury stock, 140,250 shares at
     June 30, 1999 and March 31, 1999, at cost                          (406,400)      (406,400)
                                                                      ----------     ----------
                        Total stockholders' equity                      (148,534)      (305,604)
                                                                      ----------     ----------
                                                                      $2,464,594     $2,583,073
                                                                      ==========     ==========

                                       3

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          Three Months Ended
                                                                                June 30,
                                                                     -----------    -----------
                                                                         1999          1998
                                                                     -----------    -----------
Net sales                                                             $2,003,117     $1,626,510

Costs and expenses:
 Cost of sales (exclusive of depreciation and
   amortization)                                                         942,895        884,260
 Selling, general and administrative expenses                            780,235        823,470
 Depreciation and amortization                                           142,806        228,220
                                                                      ----------     ----------
                                                                       1,865,936     $1,935,950
                                                                      ----------     ----------
Income (loss) from operations                                            137,181       (309,440)

Other expenses (income)
  Interest expense net of interest income                                  1,724         31,440
                                                                      ----------     ----------
Net income (loss)                                                     $  135,457     $ (340,880)
                                                                      ==========     ==========

Other Comprehensive Income (loss)

   Foreign currency translation adjustment                                17,737        (36,921)
                                                                      ----------     ----------
Comprehensive income (loss)                                           $  153,194     $ (377,801)
                                                                      ==========     ==========

Basic and Diluted Net income (loss) per common share                  $     0.02     $    (0.05)
                                                                      ==========     ==========
Basic weighted average common shares outstanding                       6,944,135      6,526,000
                                                                      ==========     ==========
Diluted weighted average common shares outstanding                     7,105,258      6,526,000
                                                                      ==========     ==========

                                       4

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               June 30,
                                                                       ------------------------
                                                                          1999          1998
                                                                       ---------     ----------
Cash Provided By (Used In):
   Operating activities:
      Net Income                                                       $ 135,457     $ (340,880)

      Adjustments to reconcile net income to cash
        provided by (used in) operations:
        Depreciation and amortization                                    142,806        228,220
        Provision for doubtful accounts                                   20,461        (36,639)
        Issuance of stock options                                          3,876             --
     Changes in Operating Working Capital:
        Decrease (increase) in receivables, trade                       (348,363)       122,204
        Increase in inventories                                           (5,071)           (47)
        Decrease (increase) in prepaid expenses                          (38,869)        19,590
        Decrease in accounts payable                                     (78,841)      (218,226)
         (Decrease) increase in other accrued expenses                    53,777         61,925
        Decrease in deferred revenue                                    (175,755)        62,236
                                                                       ---------      ---------
Total adjustments                                                       (425,979)       239,263

          Cash utilized in operating activities                         (290,522)      (101,617)
                                                                       ---------      ---------
   Investing Activities:
       Additions to equipment and leasehold improvements                 (23,357)       (28,972)
       Additions to computer software                                     (4,000)      (130,212)
                                                                       ---------      ---------
         Cash utilized in investing activities                           (27,357)      (159,184)
                                                                       ---------      ---------
   Financing Activities:
       (Repayment of) addition to debt                                   (35,704)         5,339
                                                                       ---------      ---------
         Cash provided by (utilizing in) financing activities            (35,704)         5,339
   Decrease in cash and cash equivalents                                (353,583)      (255,462)
   Effect of exchange rates on cash                                       (9,896)       (24,559)
   Cash and cash equivalents, at beginning of period                     776,146        628,329
                                                                       ---------      ---------
   Cash and cash equivalents, at end of period                         $ 412,667      $ 348,308
                                                                       =========      =========

   Supplemental disclosures:
       Cash paid during the year for interest                          $   4,414      $   4,620

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: Business and Basis of Presentation

CTI Group (Holdings) Inc. and Subsidiaries (the "Company") designs, develops, markets and supports data processing software and services for managing telecommunications systems.

The accompanying consolidated financial statements have been prepared by CTI Group (Holdings) Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

Certain reclassifications have been made to the comparative June 30, 1998 data to conform to the current year's presentations.

NOTE 2: Basic and Diluted Income (Loss) Per Common Share

  Net income (or loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be dilutive potential common shares such as stock options. The effect of all dilutive potential common shares was to increase dilutive weighted average shares by only 161,123 shares for the quarter ended June 30, 1999 resulting in dilutive weighted average shares of 7,105,258. Basic and diluted earnings per share were $0.02 per share for the quarter ended June 30, 1999. Because the Company incurred losses for the quarter ended June 30, 1998, the effect of all dilutive potential common shares was antidilutive. Consequently, the Company's basic and diluted earnings per share were the same for the quarter ended June 30, 1998.

NOTE 3:  Income Taxes

The Company utilized the benefit of available net operating loss carry-forwards with an equivalent tax benefit to offset any tax liability as a result of income which arose in three months period ended June 30, 1999.

ITEM 2

         Management's Discussion and Analysis or Plan of Operation

Results of Operations

Revenues from operations increased $376,607 to $2,003,117 for the three months ended June 30, 1999, as compared to the prior year period. This increase in revenues is due primarily to a $418,060 increase in revenues from CTI Data Solutions Ltd., a UK based wholly-owned subsidiary, offset by a $41,453 decrease in revenues from CTI Data Solutions Inc., a US based wholly-owned subsidiary. Revenues increased from CTI Data Solutions Ltd. primarily as a result of increased sales of its new C6Win product line. Revenues generated from CTI Data Solutions Inc. slightly decreased compared to the prior year as a result of anticipated continued migration of revenues derived from service bureau activities in excess of increases in newer technology based telemanagement and billing products. The Company anticipates that it will be able to replace and exceed continued declines in service bureau activities by its newer technology based telemanagement and billing product software.

Cost of Sales were 47% of revenues for three months ended June 30, 1999 as compared to 54% in the prior year period. Costs of sales decreased as a percentage of revenues for the three months ended June 30, 1999 as compared to the prior year period due primarily to increased operational efficiencies and improved sales efforts.

Selling, general and administrative ("SG&A") expenses were 39% for three months ended June 30, 1999 and 51% for the same period in 1998. The decrease was primarily the result of cost containment measures initiated during 1999. These cost containment measures included the reduction in non-essential staff. The Company realized a 5% decrease in SG&A expenses in 1999 compared to 1998 despite an increase in revenues of 23%.

The depreciation and amortization expenses decreased by $85,414, a decrease of 37% over the same period last year related to the elimination of computer software costs and fixed assets resulting from the purchase price adjustment on March 31, 1999 related to the original purchase of Databit from Siemens.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $412,667 as of June 30, 1999 compared to $776,146 as of March 31, 1999. The decrease in cash is primarily the result of cash utilized in operations of approximately $318,000 related to increased operational activity, cash utilized in investing activities related to the acquisition of fixed assets of approximately $27,000 and cash utilized in financing activity related to the pay down of debt of approximately $36,000.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has a deficiency in working capital of $1,097,463 at June 30, 1999 compared to a deficit of $1,369,928 at March 31, 1999 and has incurred net income of $135,457 for the fiscal year ended March 31, 1999 compared to a net loss of $340,880 for the previous period. In addition, the Company's line of credit was fully utilized as of June 30, 1999 and expires in September 1999.

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

Year 2000 Compliance Issues

All of the Company's software products and services are Year 2000 compliant with the exception of certain older telemanagement software products that are no longer being supported. Customers still utilizing these older telemanagement software products have been notified that those products are no longer being supported and that Year 2000 compliant software is available. Licensing Fees on the non-compliant Year 2000 software which is being phased out were insignificant for the quarter ended June 30, 1999. Management believes that the elimination of the non-compliant Year 2000 revenue stream will be replaced by the customers switching to the Year 2000 compliant replacement software products. For a minority of customers, this will not be possible and the net cost to the Company of conversion of such customers is not anticipated to be material. The Company is converting the service bureau customers of CTI Data Solutions Inc. to a Year 2000 compliant system. The cost of this is estimated to be no more than $25,000 in total. There will also be additional costs to convert some of the Company's internal computer systems to become Year 2000 compliant. The computer systems affected are administrative in nature and will not of themselves disrupt the operations of the Company, in the event of failure. The cost of converting the internal computer systems is estimated to be $15,000 and a plan is in place to replace the relevant systems by the end of July 1999.

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

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:
         None


ITEM 2 - Changes in Securities:
         None


ITEM 3 - Details Upon Senior Securities:
         Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         There were no matters submitted for a vote of security holders during the three months ended June 30, 1999.


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8 - K:
         (a) Exhibits - None
         (b) Form 8 - K

             The Company filed a Form 8-K with the SEC of June 28, 1999 in connection with the engagement of Deloitte & Touche LLP as new independent auditors.

             The company filed a Form 8-K/A with the SEC of July 14, 1999 in connection with the engagement of Deloitte & Touche LLP as new independent auditors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




----------------------------------                     -------------------------
Anthony P. Johns                                       Date
Chairman & Chief Executive Officer