Form 10-Q
period 1999-09-30
CTI GROUP HOLDINGS INC
filed 1999-10-25
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999
OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____ .

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.

              (Exact name of Small Business Issuer in its charter)

            DELAWARE                                           51-0308583
  -------------------------------                      ----------------------
  (State or other jurisdiction of                           (IRS Employer
  incorporation of organization)                       Identification Number)

       2550 Eisenhower Avenue, Norristown, PA                19403
      ----------------------------------------             ----------
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


The number of shares of common stock par value $.01, outstanding as of October 18, 1999 was 7,145,384.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,           March 31,
                                                                                   1999                  1999
                                                                                ----------            ----------
                   ASSETS
                                                                                    (Unaudited)

Current assets:

  Cash and cash equivalents                                                     $  576,649            $  776,146

  Trade, accounts receivable less allowance for doubtful accounts of $101,407 and $264,156 at September 30, 1999 and
      March 31, 1999, respectively                                                 874,272               626,631

  Inventories                                                                        9,386                22,458

  Prepaid expenses                                                                 100,642                93,514
                                                                                ----------            ----------
                            Total current assets                                 1,560,949             1,518,749

Furniture, fixtures, equipment and leasehold improvements at cost, less accumulated depreciation and amortization of $349,706 and $305,250 at
  September 30, 1999 and
  March 31, 1999, respectively                                                     178,019               168,327

Computer software, net of accumulated
  amortization of $2,514,391 and $2,283,518 at
September 30, 1999 and March 31, 1999,
  respectively                                                                     619,911               840,682

Excess of cost over net assets of acquired business, net of accumulated amortization of $14,454 and $11,112 at September 30, 1999 and
  March 31, 1999, respectively                                                      31,227                33,453


Other assets                                                                        21,862                21,862
                                                                                ----------            ----------

                                                                                $2,411,968            $2,583,073
                                                                                ==========            ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                               September 30,     March 31,
                                                                   1999             1999
                                                                -----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       (Unaudited)

  Current liabilities:

 Debt                                                           $   100,000    $   218,424

  Accounts payable                                                  456,643        492,842

  Other accrued expenses                                            999,748      1,177,893

  Deferred revenue                                                  677,364        999,518
                                                                -----------    -----------
                          Total current liabilities               2,233,755      2,888,677
                                                                -----------    -----------

Commitments and  contingencies

 Stockholders'
equity:
  Common stock, par value $.01; 10,000,000 shares authorized;
   7,145,384 issued at September 30, 1999
   and 7,041,349 shares issued at March 31, 1999                     71,454         70,417

   Capital in excess of par value                                 8,087,607      8,062,507

   Accumulated deficit                                           (7,612,795)    (8,085,684)

   Other comprehensive income - Foreign
     currency translation                                            38,347         53,556

   Less - Treasury stock, 140,250 shares at
     June 30, 1999 and March 31, 1999, at cost                     (406,400)      (406,400)
                                                                -----------    -----------
                        Total stockholders' equity                  178,213       (305,604)
                                                                -----------    -----------
                                                                $ 2,411,968    $ 2,583,073
                                                                ===========    ===========


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                               Six Months Ended
                                                                 September 30,
                                                       --------------------------------
                                                           1999                 1998
                                                       -----------          -----------

Net sales                                              $ 3,965,721          $ 3,455,990

Costs and expenses:
 Cost of sales (exclusive of depreciation and
   amortization)                                         1,978,048            1,832,560
 Selling, general and administrative expenses            1,234,372            1,745,940
 Depreciation and amortization                             277,555              450,380
                                                       -----------          -----------
                                                       $ 3,489,975          $ 4,028,880
                                                       -----------          -----------
Income (loss) from operations                              475,746             (572,890)

Other expenses (income)
  Interest expense net of interest income                    2,857               65,560
                                                       -----------          -----------
Net income (loss)                                      $   472,889          $  (638,450)
                                                       ===========          ===========

Other Comprehensive Income (loss)

   Foreign currency translation adjustment                 (15,209)             (22,289)
                                                       -----------          -----------
Comprehensive income (loss)                            $   457,680          $  (660,739)
                                                       ===========          ===========

Basic and Diluted Net income (loss) per common share   $      0.07          $     (0.09)
                                                       ===========          ===========
Basic weighted average common shares outstanding         6,972,301            6,896,793
                                                       ===========          ===========
Diluted weighted average common shares outstanding       7,159,679            6,896,793
                                                       ===========          ===========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                            Three Months Ended
                                                               September 30,
                                                       --------------------------
                                                           1999              1998
                                                       -----------    -----------

Net sales                                              $ 1,962,604    $ 1,829,480

Costs and expenses:
 Cost of sales (exclusive of depreciation and
   amortization)                                         1,035,153        948,300
 Selling, general and administrative expenses              454,137        922,470
 Depreciation and amortization                             134,749        213,910
                                                       -----------    -----------
                                                       $ 1,624,039    $ 2,084,680
                                                       -----------    -----------
Income (loss) from operations                              338,565       (255,200)

Other expenses (income)
  Interest expense net of interest income                    1,133         34,120
                                                       -----------    -----------
Net income (loss)                                      $   337,432    $  (289,320)
                                                       ===========    ===========

Other Comprehensive Income (loss)

   Foreign currency translation adjustment                 (32,946)        14,632)
                                                       -----------    -----------
Comprehensive income (loss)                            $   304,486    $  (274,688)
                                                       ===========    ===========

Basic and Diluted Net income (loss) per common share   $      0.05    $     (0.04)
                                                       ===========    ===========
Basic weighted average common shares outstanding         7,000,467      6,901,098
                                                       ===========    ===========
Diluted weighted average common shares outstanding       7,196,992      6,901,098
                                                       ===========    ===========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended
                                                                               September 30,
                                                                          ----------------------
                                                                            1999          1998
                                                                          ---------    ---------
Cash Provided By (Used In):
   Operating activities:
      Net Income                                                          $ 472,889    $(638,450)

      Adjustments to reconcile net income to cash provided by (used in)
        operations:
        Depreciation and amortization                                       277,555      450,380
        Issuance of stock options                                            26,140         --
     Changes in Operating Working Capital:
        Increase in receivables, trade                                     (234,455)     (11,675)
        Decrease (increase) in inventories                                  (11,616)       1,014
        Decrease in prepaid expenses                                         23,047       76,623
        Decrease in accounts payable                                        (45,461)    (229,283)
        Decrease in other accrued expenses                                 (187,871)    (104,912)
        (Decrease) increase in deferred revenue                            (331,811)      58,900
                                                                          ---------    ---------
Total adjustments                                                          (484,472)     476,964

          Cash utilized in operating activities                             (11,583)    (161,486)
                                                                          ---------    ---------
   Investing Activities:
       Additions to equipment and leasehold improvements                    (50,149)     (37,466)
       Additions to computer software                                        (4,000)    (189,544)
                                                                          ---------    ---------
         Cash utilized in investing activities                              (54,149)    (227,010)
                                                                          ---------    ---------
   Financing Activities:
       (Repayment of) addition to debt                                     (118,429)     (96,938)
                                                                          ---------    ---------
         Cash provided by (utilizing in) financing activities              (118,429)     (96,938)
                                                                          ---------    ---------
   Decrease in cash and cash equivalents                                   (184,161)    (485,434)
   Effect of exchange rates on cash                                         (15,336)      (9,930)
   Cash and cash equivalents, at beginning of period                        776,146      628,329
                                                                          ---------    ---------
   Cash and cash equivalents, at end of period                            $ 576,649    $ 132,965
                                                                          =========    =========

   Supplemental disclosures:
       Cash paid during the year for interest                             $  10,117    $   9,300

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


NOTE 2: Basic and Diluted Income (Loss) Per Common Share

  Net income (or loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be dilutive potential common shares such as stock options. The effect of all dilutive potential common shares was to increase dilutive weighted average shares by only 196,525 shares for the quarter ended September 30, 1999 resulting in dilutive weighted average shares of 7,196,992. Basic and diluted earnings per share were $0.05 per share for the quarter ended September 30, 1999. The effect of all dilutive potential common shares was to increase dilutive weighted average shares only 179,379 shares for the six months ended September 30, 1999 resulting in dilutive weighted average shares of 7,151,679. Basic and diluted earnings per share were $0.07 per share for the six months ended September 30, 1999. Because the Company incurred losses for the quarter ended September 30, 1998, the effect of all dilutive potential common shares was antidilutive. Consequently, the Company's basic and diluted earnings per share were the same for the quarter and six months ended September 30, 1998.

NOTE 3:  Income Taxes

The Company utilized the benefit of available net operating loss carry-forwards with an equivalent tax benefit to offset any tax liability as a result of income which arose in six months period ended September 30, 1999.

NOTE 4:  Segment  Information

The Company designs, develops, markets and supports data processing software and services for managing telecommunication systems. These business operations fall into two major classifications: telemanagement and billing and customer care. The Company's telemanagement products and services are used by organizations to optimize the usage of their telecommunication services and equipment and to control telephone expenses and uses. The Company's billing and customer care software products are used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and customer service operations. The Company conducts business in the United Kingdom and United States. Activities in the United Kingdom are primarily telemanagement activities. A summary of the Company's operations by geographic area for period ended on September 30, 1999.



                                           3 Months Ended September 30, 1999          6 Months Ended September 30, 1999
                                        UK             USA        Consolidated        UK            USA        Consolidated
                                   -----------    -------------   ------------    -----------    -----------   ------------

1999

Total net sales                    $ 1,381,915    $     580,689   $  1,962,604   $ 2,744,281    $ 1,221,440    $ 3,965,721
                                   ===========    =============   ============   ===========    ===========    ===========
Net  income                        $   328,107    $       9,325   $   337,432    $   409,083    $    63,806    $   472,889
                                   ===========    =============   ============   ===========    ===========    ===========

1998

Total net sales                    $ 1,176,125    $     653,355   $  1,829,480   $ 2,120,435    $ 1,335,555    $ 3,455,990
                                   ===========    =============   ============   ===========    ===========    ===========
Net loss                            $ (182,940)   $    (106,380)  $   (289,320)  $  (457,636)   $  (180,814)   $  (638,450)
                                   ===========    =============   ============   ===========    ===========    ===========


The following table summarizes the Company's financial information by industry segment.



                                   3 Months Ended                6 Months Ended
                                 September 30, 1999            September 30, 1999
                              -------------------------    -------------------------
Revenues:
  Telemanagement              $ 1,793,928   $ 1,636,943    $ 3,654,709   $ 3,069,949
  Billing and customer care       168,676       192,537        311,012       386,041
                              -----------   -----------    -----------   -----------
Total Sales                   $ 1,962,604   $ 1,829,480    $ 3,965,721   $ 3,455,990


Net (loss) Income:
  Telemanagement              $   277,035   $  (251,247)   $   334,502   $  (554,271)
  Billing and customer care        60,397       (38,073)        93,387       (84,179)
                              -----------   -----------    -----------   -----------
 Net (loss) income            $   337,432   $  (289,320)   $   472,889   $  (638,450)


ITEM 2

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

Results of Operations

Revenues from operations increased $509,731 to $3,965,721 for the six months and $133,124 to $1,962,604 for the quarter ended September 30, 1999, as compared to the prior year period. There was an increase of $623,838 for the six months and $205,790 for the quarter ended September 30, 1999 primarily due to the increase in revenues from CTI Data Solutions Ltd., a UK based wholly-owned subsidiary. This increase was offset by a decrease in revenue of $114,115 for the six months ended September 30, 1999, and $72,666 for the quarter ended September 30, 1999 from CTI Data Solutions Inc., a US based wholly-owned subsidiary. Revenues increased from CTI Data Solutions Ltd. primarily as a result of increased sales of its new C6Win product line. Revenues generated from CTI Data Solutions Inc. slightly decreased compared to the prior year as a result of anticipated continued migration of revenues derived from service bureau activities in excess of increases in newer technology based telemanagement and billing products. During the second half of it's fiscal year the Company anticipates that it will be able to replace and exceed continued declines in service bureau activities by its newer technology based telemanagement and billing product software.

Cost of Sales were 50% of revenues for six months and 53% for the quarter ended September 30, 1999 as compared to 53% and 52% respectively in the prior year period. Costs of sales decreased as a percentage of revenues for the six months ended September 30, 1999 despite a slight increase in the quarter ended September 30, 1999, as compared to the prior year period due primarily to increased operational efficiencies and improved sales efforts.

Selling, general and administrative ("SG&A") expenses were 31% of revenues for six months and 23% for the quarter ended September 30, 1999 and 50% and 51% respectively for the same period in 1998. The decrease was primarily the result of cost containment measures initiated during 1999. These cost containment measures included the reduction in non-essential staff. The Company realized a 29% decrease in SG&A expenses for six months and 51% for the quarter ended September 30, 1999 compared to the same period in 1998 despite an increase in revenues of 15% for six months and 7% for the quarter ended September 30, 1999.

The depreciation and amortization expenses decreased by $172,825 a decrease of 38% for six months and $79,161 a decrease of 37% for the quarter ended September 30, 1999 over the same period last year due to the elimination of computer software costs and fixed assets resulting from the purchase price adjustment on March 31, 1999 related to the original purchase of Databit from Siemens.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $576,649 as of September 30, 1999 compared to $776,146 as of March 31, 1999. The decrease in cash is primarily the result of cash utilized in operations of approximately $11,583 related to increased operational activity, cash utilized in investing activities related to the acquisition of fixed assets of approximately $54,149 and cash utilized in financing activity related to the pay down of debt of approximately $118,429.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has a deficiency in working capital of $672,806 at September 30, 1999 compared to a deficit of $1,369,928 at March 31, 1999 and has generated net income of $472,889 for the six months ended September 30, 1999, compared to a net loss of $638,450 for the previous period. In addition, the Company's line of credit was fully utilized as of September 30, 1999 and expires in September 2000.

Deferred revenues have decreased over the same period last year due to the decrease of non-Y2K compliance maintenance renewals that will expire on December 31, 1999. These contracts have been prorated until December 31, 1999 and offered our Y-2K compliant software.

The Company believes that it will be able to continue to show a profit and generate cash as shown in the first six months ended September 30, 1999.

Year 2000 Compliance Issues

The Company believes that its software products and services are Year 2000 compliant with the exception of certain older telemanagement software products that are no longer being supported. Customers still utilizing these older telemanagement software products have been notified that those products are no longer being supported and that Year 2000 compliant software is available. Licensing Fees on the non-compliant Year 2000 software, which is being phased out, were insignificant for the six months ended September 30, 1999. Management believes that the elimination of the non-compliant Year 2000 revenue stream will be replaced by the customers switching to the Year 2000 compliant replacement software products. For a minority of customers, this will not be possible and the net cost to the Company of conversion of such customers is not anticipated to be material. The Company is converting the service bureau customers of CTI Data Solutions Inc. to a Year 2000 compliant system. The cost of this is estimated to be no more than $25,000 in total. There will also be additional costs to convert some of the Company's internal computer systems to become Year 2000 compliant. The computer systems affected are administrative in nature and will not of themselves disrupt the operations of the Company, in the event of failure. The cost of converting the internal computer systems is estimated to be $15,000 and a plan is in place to replace the relevant systems in the third quarter.

         The Company does not have a formal contingency plan if the conversions and corrections made to prepare for the Year 2000 are not successful. The Company's total costs to be incurred to ensure the Company's products and systems are Year 2000 compliant are estimated to be approximately $50,000. The Company has contacted significant vendors with respect to their Year 2000 compliance issues. To date the Company is not aware of material non-compliance with its vendors.

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


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8 - K for this quarter:
          (a)      Exhibits - None
          (b)      Form 8 - K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Anthony P. Johns
-------------------------------                        ---------------
Anthony P. Johns                                       Date
Chairman & Chief Executive Officer