Form 10QSB/A
period 1999-06-30
CTI GROUP HOLDINGS INC
filed 1999-10-27
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                             AMENDMENT 1 FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999
OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____ .

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.

              (Exact name of Small Business Issuer in its charter)

         DELAWARE                                        51-0308583
-------------------------------                     ---------------------
(State or other jurisdiction of                        (IRS Employer
incorporation of organization)                      Identification Number)

          2550 Eisenhower Avenue, Norristown, PA                19403
         ----------------------------------------             ----------
         (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code (610) 666-1700

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .
                                                             ---


The number of shares of common stock par value $.01, outstanding as of July 22, 1999 was 7,093,300.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,      March 31,
                                                                         1999           1999
                                                                      ----------     ----------
                                                                      (Unaudited)

                   ASSETS

Current assets:

  Cash and cash equivalents                                          $   412,667   $   776,146

  Trade, accounts receivable less allowance
      for doubtful accounts of $284,617
      and $264,156 at June 30, 1999 and
      March 31, 1999, respectively                                       945,063        626,631

  Inventories                                                             27,475         22,458

  Prepaid expenses                                                       130,460         93,514
                                                                      ----------     ----------

               Total current assets                                    1,515,665      1,518,749

Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $325,574
  and $305,250 at June 30, 1999 and
  March 31, 1999, respectively                                           171,412       168,327

Computer software, net of accumulated
  amortization of $2,404,884 and $2,283,518
  at June 30, 1999 and March 31, 1999,
  respectively                                                           723,315        840,682

Excess of cost over net assets of acquired
  business, net of accumulated
  amortization of $12,228 and $11,112
  at June 30, 1999 and March 31, 1999,
  respectively                                                            32,340         33,453


Other assets                                                              21,862         21,862
                                                                      ----------     ----------

                                                                      $2,464,594     $2,583,073
                                                                      ==========     ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                       June 30,      March 31,
                                                                         1999           1999
                                                                      ----------     ----------
                                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

  Current portion of long-term debt                                  $   182,725    $   218,424

  Accounts payable                                                       414,793        492,842

  Other accrued expenses                                               1,213,661      1,177,893

  Deferred revenue                                                       801,949        999,518
                                                                      ----------     ----------
                    Total current liabilities                          2,613,128      2,888,677
                                                                      ----------     ----------

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
                                                                      ==========     ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Three Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                        1999            1998
                                                                     -----------     ---------

Net sales                                                            $ 2,003,117     $1,626,510

Costs and expenses:
 Cost of sales (exclusive of depreciation and
   amortization)                                                         942,895        884,260
 Selling, general and administrative expenses                            780,235        823,470
 Depreciation and amortization                                           142,806        228,220
                                                                     -----------     ----------
                                                                       1,865,936     $1,935,950
                                                                     -----------     ----------
Income (loss) from operations                                            137,181      (309,440)

Other expenses (income)
  Interest expense net of interest income                                  1,724         31,440
                                                                     -----------     ----------
Net income (loss)                                                     $  135,457     $(340,880)
                                                                      ==========     ==========

Other Comprehensive Income (loss)

   Foreign currency translation adjustment                                17,737       (36,921)
                                                                     -----------     ----------
Comprehensive income (loss)                                           $  153,194     $(377,801)
                                                                      ==========     ==========

Basic and Diluted Net income (loss) per common share                  $     0.02     $   (0.05)
                                                                      ==========     ==========
Basic weighted average common shares outstanding                       6,944,135      6,526,000
                                                                      ==========     ==========
Diluted weighted average common shares outstanding                     7,105,258      6,526,000
                                                                      ==========     ==========


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Three Months Ended
                                                                             June 30,
                                                                     --------------------------

                                                                        1999            1998
                                                                     -----------     ----------
Cash Provided By (Used In):
   Operating activities:
      Net Income                                                       $ 135,457   $  (340,880)

      Adjustments to reconcile net income to cash
        provided by (used in)  operations:
        Depreciation and amortization                                    142,806        228,220
        Provision for doubtful accounts                                   20,461       (36,639)
        Issuance of stock options                                          3,876          -----
     Changes in Operating Working Capital:
        Decrease (increase) in receivables, trade                      (348,363)        122,204
        Increase in inventories                                          (5,071)           (47)
        Decrease (increase) in prepaid expenses                         (38,869)         19,590
        Decrease in accounts payable                                    (78,841)      (218,226)
        (Decrease) increase in other accrued expenses                    53,777         61,925
        Decrease in deferred revenue                                   (175,755)         62,236
                                                                       ---------      ---------
Total adjustments                                                      (425,979)        239,263

          Cash utilized in operating activities                        (290,522)      (101,617)
                                                                       ---------      ---------
   Investing Activities:
       Additions to equipment and leasehold improvements                (23,357)       (28,972)
       Additions to computer software                                    (4,000)      (130,212)
         Cash utilized in investing activities                          (27,357)      (159,184)
   Financing Activities:
       (Repayment of) addition to debt                                  (35,704)          5,339
                                                                       ---------      ---------
         Cash provided by (utilizing in) financing activities           (35,704)          5,339
   Decrease in cash and cash equivalents                               (353,583)      (255,462)
   Effect of exchange rates on cash                                      (9,896)       (24,559)
   Cash and cash equivalents, at beginning of period                     776,146        628,329
                                                                       ---------      ---------
   Cash and cash equivalents, at end of period                         $ 412,667      $ 348,308
                                                                       ---------      ---------
   Supplemental disclosures:
       Cash paid during the year for interest                          $  4,414       $   4,620


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




-------------------------------                                 ---------------
Anthony P. Johns                                                 Date
Chairman & Chief Executive Officer