Form 10QSB/A
period 1999-09-30
CTI GROUP HOLDINGS INC
filed 1999-10-27
CIK 355627

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

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.

              (Exact name of Small Business Issuer in its charter)

          DELAWARE                                      51-0308583
-------------------------------                   ----------------------

(State or other jurisdiction of                        (IRS Employer
incorporation of organization)                    Identification Number)

   2550 Eisenhower Avenue, Norristown, PA                19403
  ----------------------------------------             -----------
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,       March 31,
                                                       1999             1999
                                                  -------------      ----------
                   ASSETS
                                                   (Unaudited)

Current assets:

  Cash and cash equivalents                        $  576,649       $  776,146

  Trade, accounts receivable less allowance
      for doubtful accounts of $101,407
      and $264,156 at September 30, 1999 and
      March 31, 1999, respectively                    874,272          626,631

  Inventories                                           9,386           22,458

  Prepaid expenses                                    100,642           93,514
                                                   ----------       ----------
                            Total current assets    1,560,949        1,518,749

Furniture, fixtures, equipment and leasehold
  improvements at cost, less
  accumulated depreciation and amortization
  of $349,706 and $305,250 at
  September 30, 1999 and
  March 31, 1999, respectively                        178,019          168,327

Computer software, net of accumulated
  amortization of $2,514,391 and $2,283,518 at
  September 30, 1999 and March 31, 1999,
  respectively                                        619,911          840,682

Excess of cost over net assets of acquired
  business, net of accumulated amortization of
  $14,454 and $11,112 at September 30, 1999 and
  March 31, 1999, respectively                         31,227           33,453


Other assets                                           21,862           21,862
                                                   ----------       ----------

                                                   $2,411,968       $2,583,073
                                                   ==========       ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                        September 30,         March 31,
                                                            1999                1999
                                                        -------------        -----------
                                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

  Debt                                                  $   100,000          $   218,424

  Accounts payable                                          456,643              492,842

  Other accrued expenses                                    999,748            1,177,893

  Deferred revenue                                          677,364              999,518
                                                        -----------          -----------
                          Total current liabilities       2,233,755            2,888,677
                                                        -----------          -----------

Commitments and contingencies

 Stockholders'equity:
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
                                                        ===========          ===========


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                             Six Months Ended
                                                               September 30,
                                                       --------------------------
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

                         3 Months Ended September 30, 1999            6 Months Ended September 30, 1999
                      UK              USA      Consolidated          UK              USA       Consolidated
                  -----------    -----------   ------------      -----------    -----------    ------------
1999

Total net sales   $ 1,381,915    $   580,689   $ 1,962,604       $ 2,744,281    $ 1,221,440    $ 3,965,721
                  ===========    ===========   ===========       ===========    ===========    ===========
Net  income       $   328,107    $     9,325   $  337, 432       $   409,083    $    63,806    $   472,889
                  ===========    ===========   ===========       ===========    ===========    ===========

1998

Total net sales   $ 1,176,125    $   653,355   $ 1,829,480       $ 2,120,435    $ 1,335,555    $ 3,455,990
                  ===========    ===========   ===========       ===========    ===========    ===========
Net loss          $  (182,940)   $  (106,380)  $  (289,320)      $  (457,636)   $  (180,814)   $  (638,450)
                  ===========    ===========   ===========       ===========    ===========    ===========



The following table summarizes the Company's financial information by industry segment.



                                     3 Months Ended                              6 Months Ended
                                    September 30, 1999                          September 30, 1999

Revenues:
  Telemanagement                  $1,793,928        $1,636,943              $3,654,709        $3,069,949
  Billing and customer care          168,676           192,537                 311,012           386,041
                                  ----------        ----------              ----------        ----------
Total Sales                       $1,962,604        $1,829,480              $3,965,721        $3,455,990


Net (loss) Income:
  Telemanagement                  $  277,035        $ (251,247)             $  334,502        $(554,271)
  Billing and customer care           60,397           (38,073)                 93,387          (84,179)
                                  ----------        ----------              ----------        ----------
 Net (loss) income                $  337,432        $ (289,320)             $  472,889        $(638,450)



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