Form 10QSB
period 1999-12-31
CTI GROUP HOLDINGS INC
filed 2000-02-03
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1999
OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____ .

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.

              (Exact name of Small Business Issuer in its charter)

             DELAWARE                                   51-0308583
             --------                                   ----------
  (State or other jurisdiction of                       (IRS Employer
 incorporation of organization)                    Identification Number)

        2550 Eisenhower Avenue, Norristown, PA                19403
        --------------------------------------                -----
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


The number of shares of common stock par value $.01, outstanding as of January 21, 2000 was 7,446,505 .

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,   March 31,
                                                                            1999          1999
                                                                          ----------   ----------
                   ASSETS
                                                                         (Unaudited)

Current assets:

  Cash and cash equivalents                                               $  264,813   $  776,146

  Trade, accounts receivable less allowance
      for doubtful accounts of $90,060 and
      $145,077 at December 31, 1999 and
      March 31, 1999, respectively                                         1,073,912      626,631

  Inventories                                                                 16,183       22,458

  Prepaid expenses                                                            64,589       93,514
                                                                          ----------   ----------
                            Total current assets                           1,419,497    1,518,749

Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $363,845
  and $305,250 at December  31, 1999 and
  March 31, 1999, respectively                                               169,298      168,327

Computer software, net of accumulated
  amortization of $2,630,270 and $2,283,518 at
December 31, 1999 and March 31, 1999,
  respectively                                                               510,872      840,682

Excess of cost over net assets of acquired business, net of accumulated amortization of $14,487 and $11,112 at December 31, 1999 and
  March 31, 1999, respectively                                                30,114       33,453


Other assets                                                                  21,862       21,862
                                                                          ----------   ----------
                                                                          $2,151,643   $2,583,073
                                                                          ==========   ==========


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                        December 31,    March 31,
                                                            1999           1999
                                                        -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        (Unaudited)

  Current liabilities:

 Debt                                                   $    75,015    $   218,424

  Accounts payable                                          273,547        492,842

  Other accrued expenses                                  1,036,600      1,177,893

  Deferred revenue                                          567,412        999,518
                                                        -----------    -----------
                          Total current liabilities       1,952,574      2,888,677
                                                        -----------    -----------

Commitments and contingencies

 Stockholders' equity:
  Common stock, par value $.01; 10,000,000 shares
   authorized; 7,410,619 issued  at December 31, 1999
   and 7,041,349 shares issued at March 31, 1999             74,106         70,417

   Capital in excess of par value                         8,267,656      8,062,507

   Accumulated deficit                                   (7,780,700)    (8,085,684)

   Other comprehensive income - Foreign
     currency translation                                    44,407         53,556

   Less - Treasury stock, 140,250 shares at
     June 30, 1999 and March 31, 1999, at cost             (406,400)      (406,400)
                                                        -----------    -----------
                        Total stockholders' equity          199,069       (305,604)
                                                        -----------    -----------
                                                        $ 2,151,643    $ 2,583,073
                                                        ===========    ===========


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                             December 31,
                                                                      ----------    ---------
                                                                        1999              1998
                                                                     -----------     ----------

Net sales                                                           $ 5,586,800    $ 5,133,040

Costs and expenses:
 Cost of sales (exclusive of depreciation and
   amortization)                                                      3,029,873      2,725,320
 Selling, general and administrative expenses                         1,840,690      2,440,479
 Depreciation and amortization                                          408,723        668,550
                                                                    -----------    -----------
                                                                    $ 5,279,286    $ 5,834,349
                                                                    -----------    -----------
Income (loss) from operations                                           307,514       (701,309)

Other expenses (income)
  Interest expense net of interest income                                 2,530        114,731
                                                                    -----------    -----------
Net income (loss)                                                   $   304,984    $  (816,040)
                                                                    ===========    ===========

Other Comprehensive Income (loss)

   Foreign currency translation adjustment                               (9,149)        33,660
                                                                    -----------    -----------
Comprehensive income (loss)                                         $   295,835    $  (782,380)
                                                                    ===========    ===========

Basic and Diluted Net income (loss) per common share                $      0.04    $     (0.11)
                                                                    ===========    ===========
Basic weighted average common shares outstanding                      6,996,768      6,898,229
                                                                    ===========    ===========
Diluted weighted average common shares outstanding                    7,296,839      6,898,229
                                                                    ===========    ===========


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                             Three Months Ended
                                                               December 31,
                                                       --------------------------
                                                           1999           1998
                                                       -----------    -----------

Net sales                                              $ 1,621,079    $ 1,677,050

Costs and expenses:
 Cost of sales (exclusive of depreciation and
   amortization)                                         1,051,825        892,760
 Selling, general and administrative expenses              606,318        694,539
 Depreciation and amortization                             131,168        218,170
                                                       -----------    -----------
                                                       $ 1,789,311    $ 1,805,469
                                                       -----------    -----------
Income (loss) from operations                             (168,232)      (128,419)

Other expenses (income)
  Interest expense net of interest income                     (327)        49,171
                                                       -----------    -----------
Net income (loss)                                      $  (167,905)   $  (177,590)
                                                       ===========    ===========

Other Comprehensive Income (loss)

   Foreign currency translation adjustment                   6,060         55,949
                                                       -----------    -----------
Comprehensive income (loss)                            $  (161,845)   $  (121,641)
                                                       ===========    ===========

Basic and Diluted Net income (loss) per common share   $     (0.02)   $     (0.02)
                                                       ===========    ===========
Basic weighted average common shares outstanding         7,142,036      6,901,098
                                                       ===========    ===========
Diluted weighted average common shares outstanding       7,142,036      6,901,098
                                                       ===========    ===========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                              December 31,
                                                                     --------------------------
                                                                         1999           1998
                                                                     -----------     ----------
Cash Provided By (Used In):
   Operating activities:
      Net Income                                                      $ 304,984    $(816,040)

      Adjustments to reconcile net income to cash
        provided by (used in) operations:
        Depreciation and amortization                                   408,723      668,550
        Issuance of stock options/grants                                208,841       16,151
     Changes in Operating Working Capital:
        Decrease(increase) in receivables, trade                       (441,769)      19,169
        Decrease (increase) in inventories                                6,295       (3,297)
        Decrease in prepaid expenses                                     28,456       65,913
        (Decrease) increase in accounts payable                        (220,604)      12,772
        Decrease in other accrued expenses                             (138,674)     (78,418)
        (Decrease) increase in deferred revenue                        (422,207)      68,950
                                                                      ---------    ---------
Total adjustments                                                      (570,939)     769,790

          Cash utilized in operating activities                        (265,955)     (46,250)
                                                                      ---------    ---------
   Investing Activities:
       Additions to equipment and leasehold improvements               (111,719)     (42,564)
       Additions to computer software                                    (4,000)    (188,192)
                                                                      ---------    ---------
         Cash utilized in investing activities                         (115,719)    (230,756)
                                                                      ---------    ---------
   Financing Activities:
       (Repayment of) addition to debt                                 (143,414)     (99,337)
                                                                      ---------    ---------
         Cash provided by (utilizing in) financing activities          (143,414)     (99,337)
                                                                      ---------    ---------
   Decrease in cash and cash equivalents                               (525,088)    (376,343)
   Effect of exchange rates on cash                                      13,755       46,019
   Cash and cash equivalents, at beginning of period                    776,146      628,329
                                                                      ---------    ---------
   Cash and cash equivalents, at end of period                        $ 264,813    $ 298,005

   Supplemental disclosures:
       Cash paid during the year for interest                         $  11,155    $  22,315


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


NOTE 2: Basic and Diluted Income (Loss) Per Common Share

  Net income (or loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be dilutive potential common shares such as stock options. The effect of all dilutive potential common shares would increase dilutive weighted average shares by 356,626 shares for the quarter ended December 31,1999 resulting in dilutive weighted average shares of 7,498,662 had they been dilutive. Basic and diluted earnings per share were $(0.02) per share for the quarter ended December 31, 1999. The effect of all dilutive potential common shares was to increase dilutive weighted average shares 300,071 shares for the nine months ended December 31, 1999 resulting in dilutive weighted average shares of 7,296,839. Basic and diluted earnings per share were $0.04 per share for the nine months ended December 31, 1999. Because the Company incurred losses for the quarter ended December 31, 1998 and December 31, 1999 the effect of all dilutive potential common shares was antidilutive. Consequently, the Company's basic and diluted earnings per share were the same for the quarter and nine months ended December 31, 1998 and the quarter ended December 31, 1999.

NOTE 3:  Income Taxes

The Company utilized the benefit of available net operating loss carry-forwards with an equivalent tax benefit to offset any tax liability as a result of income which arose in the nine months period ended December 31, 1999.

NOTE 4:  Segment  Information

The Company designs, develops, markets and supports data processing software and services for managing telecommunication systems. These business operations fall into two major classifications: telemanagement and billing and customer care. The Company's telemanagement products and services are used by organizations to optimize the usage of their telecommunication services and equipment and to control telephone expenses and uses. The Company's billing and customer care software products are used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and customer service operations. The Company conducts business in the United Kingdom and United States. Activities in the United Kingdom are primarily telemanagement activities. A summary of the Company's operations by geographic area for periods ended on December 31, 1999 and 1998.

                                  3 Months Ended                               9 Months Ended
                                   December 31,                                  December 31,
                        UK            USA       Consolidated            UK          USA        Consolidated
                          -----------------------------------          -------------------------------------

1999
----

Total net sales   $ 1,061,530    $   559,549    $ 1,621,079        $ 3,805,811   $ 1,780,989    $ 5,586,800
                  ===========    ===========    ===========        ===========   ===========    ===========
Net  income       $  (116,488)   $   (51,417)   $  (167,905)       $   292,595   $    12,389    $   304,984
                  ===========    ===========    ===========        ===========   ===========    ===========

1998
----

Total net sales   $   976,878    $   700,172    $ 1,677,050        $ 3,097,313   $ 2,035,727    $ 5,133,040
                  ===========    ===========    ===========        ===========   ===========    ===========
Net loss          $  (201,602)   $    24,012    $  (177,590)       $  (625,578)  $  (156,802)   $  (782,580)
                  ===========    ===========    ===========        ===========   ===========    ===========


The following table summarizes the Company's financial information by industry segment.

                                        3 Months Ended                             9 Months Ended
                                          December 31,                               December 31,
                                          ------------                             ---------------
                                      1999            1998                      1999             1998
                                      ----            ----                      ----             ----
Revenues:
  Telemanagement                  $1,428,416        $1,448,654              $5,083,125        $4,491,603
  Billing and customer care          192,663          228,396                  503,675           641,437
                                  ----------        ----------              ----------        ----------
Total Sales                       $1,621,079        $1,677,050              $5,586,800        $5,133,040


                                      1999            1998                      1999             1998
Net (loss) Income:
  Telemanagement                $  (242,250)     $   (262,993)                $137,252        $(911,139)
  Billing and customer care           74,345           85,403                 167,732            95,099
 Net (loss) income             $  (167,905)      $   (177,590)                $304,984        $(816,040)

NOTE 5: Subsequent Event

On February 3, 2000 the company entered into an Agreement and Plan of Merger with Centillion Data Systems, Inc. "(Centillion)" pursuant to which Centillion's telecommunications billing business will be merged into CTI Group (Holdings). Centillion is a telecommunication company with annual billing revenues of approximately $10.9 million dollars.

Centillion will divest itself of all businesses other than its billing business, and Centillion's shareholders will initially receive 9,080,738 shares of CTIG Common Stock. Centillion shareholders will be able to receive an additional 3,215,100 shares of CTIG Common Stock over a three year period based upon revenues by CTIG from Sprint Communications Company L.P. (Centillion's largest current customer) and from any business that CTIG may derive from defendants in certain patent infringement litigation brought by Centillion. If CTIG does not meet these revenues target, Centillion's shareholders will be entitled to purchase any shares not issued, at $1.50 per share.

The Centillion businesses that are not related to the billing business are being transferred to a limited liability company (that will be owned by current Centillion shareholders) in exchange for a Promissory Note that will not exceed $11,500,000, which CTIG will acquire in the merger. Principal and interest will be paid as those businesses are sold. CTIG will issue additional shares of Common Stock to the Centillion shareholders for those payments, at a per share value of 88% of the average market value of the Common Stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of CTIG Common Stock are to be issued for the appraised value at the average market price at the time.

Consummation of the merger is subject to certain customary conditions including regulatory and other approvals.

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

Results of Operations

Revenues from operations increased $453,760 to $5,586,800 for the nine months and a decrease of $55,971 to $1,621,079 for the quarter ended December 31, 1999, as compared to the prior year period. There was an increase in net income of $1,121,024 for the nine months and $9,685 for the quarter ended December 31, 1999 primarily due to the increase in revenues from CTI Data Solutions Ltd., a UK based wholly-owned subsidiary. This increase was offset by a decrease in revenue of $254,738 for the nine months ended December 31, 1999, and $140,623 for the quarter ended December 31, 1999 from CTI Data Solutions Inc., a US based wholly-owned subsidiary. Revenues increased from CTI Data Solutions Ltd. primarily as a result of increased sales of its new C6Win product line. Revenues generated from CTI Data Solutions Inc. slightly decreased compared to the prior year as a result of anticipated continued migration of revenues derived from service bureau activities in excess of increases in newer technology based telemanagement and billing products. During the second half of its fiscal year the Company anticipates that it will be able to replace and exceed continued declines in service bureau activities by its newer technology based telemanagement and billing product software.

Cost of Sales were 54% of revenues for nine months and 65% for the quarter ended December 31, 1999 as compared to 53% and 53% respectively in the prior year period. Costs of sales increased 58% as a percentage of revenues for the nine months ended December 31, 1999 and 74% for the quarter ended December 31, 1999, as compared to 55% and 58% respectively in the prior year period for CTI Data Solutions Ltd, a UK based wholly-owned subsidiary. This is due primarily to an increase in hardware sales from CTI Data Solutions Ltd., a UK based wholly-owned subsidiary. This was offset by a slight decrease of 47% as a percentage of revenues for the nine months and quarter ended December 31, 1999 as compared to 50% and 46% respectively in the prior year period for CTI Data Solutions Inc., a US based wholly-owned subsidiary. This slight decrease was due primarily to an offset by the continued operational efficiencies and improved sales efforts.

Selling, general and administrative ("SG&A") expenses were 33% of revenues for nine months and 37% for the quarter ended December 31, 1999 and 48% and 41% respectively for the same period in 1998. There was a decrease of 33% for the nine months and 35% for the quarter ended December 31, 1999 compared to 53% and 48% respectively in the prior year period for CTI Data Solutions Ltd, a UK based wholly-owned subsidiary. There was a decrease of 32% for the nine months ended December 31, 1999 compared to 39% for the prior year period for CTI Data Solutions Inc, a US based wholly-owned subsidiary, despite an increase of 42% for the quarter ended December 31, 1999 as compared to 32% in the prior year period. The decrease was primarily the result of cost containment measures initiated during 1999. These cost containment measures included the reduction in non-essential staff. The Company realized a 25% decrease in SG&A expenses for nine months and 13% for the quarter ended December 31, 1999 compared to the same period in 1998 despite an increase in revenues of 9% for nine months and decrease of 3% for the quarter ended December 31, 1999.

The depreciation and amortization expenses decreased by $259,827 a decrease of 39% for nine months and $87,002 a decrease of 40% for the quarter ended December 31, 1999 over the same period last year due to the elimination of computer software costs and fixed assets resulting from the purchase price adjustment on March 31, 1999 related to the original purchase of Databit from Siemens.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $264,813 as of December 31, 1999 compared to $776,146 as of March 31, 1999. The decrease in cash is primarily the result of cash utilized in operations of approximately $265,955 related to increased operational activity, cash utilized in investing activities related to the acquisition of fixed assets of approximately $115,719 and cash utilized in financing activity related to the pay down of debt of approximately $143,414.

Deferred revenues have decreased over the same period last year due to the decrease of non-Y2K compliance maintenance renewals that have expired on December 31, 1999. These customers contracts have been prorated until December 31, 1999 and have been offered our Y2K compliant software

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has a deficiency in working capital of $533,077 at December 31, 1999 compared to a deficit of $1,369,928 at March 31, 1999 and has generated net income of $304,984 for the nine months ended December 31, 1999, compared to a net loss of $816,040 for the previous period. In addition, the Company's line of credit was fully utilized as of December 31, 1999 and expires in September 2000.

The Company believes that it will be able to continue to show a profit as shown in the first nine months ended December 31, 1999. The company believes that the hiring of a new sales representative for its US operations and the release of orders that were frozen due to Y2k concerns in the UK operations will help the company to generate more revenue and turn a profit in the last quarter of this fiscal year. The company continues to reduce expenses whenever necessary and through comparative buying measures. The company believes that with these measures in place the company can generate cash and continue to show a profit.

Year 2000 Compliance Issues

The Company believes that its software products and services are Year 2000 compliant with the exception of certain older telemanagement software products that are no longer being supported. Customers still utilizing these older telemanagement software products have been notified that those products are no longer being supported and that Year 2000 compliant software is available. Licensing Fees on the non-compliant Year 2000 software, has been phased out and were insignificant for the nine months ended December 31, 1999. Management believes that the elimination of the non-compliant Year 2000 revenue stream will be replaced by the customers switching to the Year 2000 compliant replacement software products. For a minority of customers this will not be possible, however, the net cost to the Company of conversion of such customers is not anticipated to be material. The Company has converted the service bureau customers of CTI Data Solutions Inc. to a Year 2000 compliant system. The cost of this was approximately $16,000. There were also be additional costs to convert some of the Company's internal computer systems to become Year 2000 compliant. The computer systems affected are administrative in nature and will not of themselves disrupt the operations of the Company, in the event of failure. The cost of converting the internal computer systems was approximately $10,000 and has been successfully upgraded or replaced to become Year 2000 compliant.

 The Company's total costs incurred to ensure the Company's products and systems were Year 2000 compliant was approximately $30,000. The Company has contacted significant vendors with respect to their Year 2000 compliance issues. To date the Company is not aware of material non-compliance with its vendors.


+The Company believes its internal computer systems are Year 2000 compliant; however, the Company cannot guarantee that its internal computer systems or the systems of other companies are timely converted or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have material adverse effect on its operations.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:
         None


ITEM 2 - Changes in Securities:
         None


ITEM 3 - Details Upon Senior Securities:
         Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         There were no matters submitted for a vote of security holders during the three months ended December 31, 1999.


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8 - K for this quarter:
(a)      Exhibits - None
(b)      Form 8 - K-None

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




-------------------------------                      ---------------
Anthony P. Johns                                     Date
Chairman & Chief Executive Officer