Form 10KSB
period 2000-03-31
CTI GROUP HOLDINGS INC
filed 2000-07-14
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
(Mark One)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000.
OR

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. X

The Issuer's revenues for its most recent fiscal year were $7,230,336.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of June 15, 2000 was $11,560,213.

The number of shares of common stock outstanding as of June 22, 2000 was 7,576,505.

Transitional Small Business Disclosure Format (Check one): Yes _X_ No _ .

                                     PART I

Item 1.  Description of Business

         Business

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

         Recent Developments

         On February 3, 2000 the Company entered into an Agreement and Plan of Merger with Centillion Data Systems, Inc. ("Centillion") pursuant to which Centillion's telecommunications billing business will be merged into the Company. Centillion is a telecommunication company with annual billing revenues of approximately $10.9 million dollars.

         Centillion will divest itself of all businesses other than its billing business, and Centillion's shareholders will initially receive 9,747,404 shares of the Company's Common Stock. Centillion shareholders will be able to receive up to 3,215,100 additional shares of the Company's common stock depending upon the attainment of a revenue target by the combined company of $12 million over a three year period from Centillion's largest current customer and from any business that the combined company may derive from third parties to certain patent infringement claims made by Centillion. Centillion shareholders will be entitled to all or a portion of the additional shares based upon the formula of 3,215,100 shares multiplied by the ratio of (a) revenues derived by the combined company from those sources to (b) $12 million target revenue. Centillion's shareholders will be entitled to purchase the difference, if any, between 3,215,100 and the additional shares so issued at $1.50 per share.

         The Centillion businesses that are not related to the billing business are being transferred to a limited liability company (that will be owned by current Centillion shareholders) in exchange for a Promissory Note that will be approximately $10,000,000, which the Company will acquire in the merger. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of Common Stock to the Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the Common Stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's Common Stock are to be issued for the appraised value at the average market price at the time.

         Centillion's right to enforce its patents, and its current and future patent infringement litigation and claims, are being transferred to a limited liability company that will be wholly-owned by the Company (the "Tracking LLC"). As part of the merger consideration in connection with the transfer, 2,833,334 shares of a newly-authorized Class B common stock will be issued to the Centillion stockholders (the current Company common stock will be re-designated as Class A). The Company and the holders of Class B common stock have certain rights to convert the Class B common stock into Class A common stock at various times after the merger based on the value of the Tracking LLC at a Class A common stock value of $2.25 per share, for a maximum of 333,334 additional shares if issued within one year of closing, and thereafter at either 88% of the average market value at the time or 100% of the average market value at the time, depending upon the type and amount of the conversion. Affiliates of Centillion's current stockholders have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent infringement litigation.

         The Centillion merger will be accounted for as a reverse acquisition due to the fact that former Centillion shareholders will own a majority of the outstanding shares of common stock and control of the combined company upon consummation of the transaction.

         On April 6, 2000 the Company entered into an Agreement and Plan of Merger with Celltech Information Systems, Inc., which is contingent on the consummation of the Centillion merger. Celltech provides custom software development, customer management systems, billing and other services, and had net annual billing revenues of approximately $6.4 million dollars.

         The Company will acquire Celltech with a combination of cash and stock for total consideration valued at $5,251,977. The purchase will include $262,599 in cash, and the balance of $4,989,378 will be satisfied by the issuance of 1,633,126 newly registered shares of common stock at an assumed value of $3.00 per share (subject to change based upon the fair market value on the measurement date). The shares, to be issued at closing, may be adjusted based upon the average stock price during the twenty-day trading period prior to the closing, to a maximum average price of $3.75 per share and a minimum of $2.25 per share.

         Consummation of the mergers are subject to certain customary conditions including regulatory and other approvals. The Company currently anticipates such transactions to be consummated in the second fiscal quarter of 2001. However there can be no assurance that either transaction will be consummated.

         Markets, Products and Services

         The Company estimates that the worldwide annual market for telemanagement products and services and telecommunications billing and customer care is approximately $9 billion.

         Clients. Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment. The Company's clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities and government agencies (local, county, state and federal).

         Billing products are marketed to providers of telecommunications services. Generally, clients are switched and switchless resellers of long-distance, local and international voice and data services, who purchase services wholesale from IXCs (inter-exchange carriers) for resale to business and residential end-users. Since passage of the Telecommunications Act of 1996, CLECs (competitive local exchange carriers), ISPs (Internet service providers), cellular and PCS (personal communications systems) companies, cable television operators, utility companies and universities have become candidates for the Company's billing products. The Company anticipates it can further expand its products and services through internal development of its own technological capabilities, by seeking to partner with companies offering complementary technology or by pursuing possible acquisitions. The Company seeks to provide full retrieval and processing capabilities for all forms of billable electronic event records.

         Revenue Generation. The Company generates revenue through service bureau contracts, software licensing agreements and maintenance agreements supporting licensed software. Maintenance agreements are either on a time and material basis or full service agreements that are generally for periods of 12 months.

         For software licensing agreements on a direct distribution basis, payment terms are a 50% deposit upon receipt of order and the 50% balance upon installation, which is normally completed within 60 days. Occasionally, larger software orders may require up to six months to complete custom software development and installation. For software licensing via distributor channels, payment terms are net 30 days. Service bureau contracts provide monthly recurring revenue. Generally, contracts of 12 to 36 months carry automatic 12-month renewals until canceled. The Company purchases data collection devices specifically designed for use with telecommunications switches and other hardware such as modems as are necessary to perform its business. The Company rents or resells such equipment to end-users.

         Sales Channels. Telemanagement product sales use direct and distributor sales channels. All sales for billing software and services are Company direct.

         Data Collection and Processing. Event records are collected and stored in real-time by solid-state devices specifically designed for use with telecommunications switches, or by computer memory. Data is obtained for processing by polling the storage devices, by reading the data from a magnetic media prepared by the client or the client's service provider, or by e-mail. The Company processes event records generated by telecommunications switching vehicles that, to date, include telephone PBX (private branch exchange) ISP (Internet Services Providers) and CENTREX (central office exchange) equipment. The event records, processed by the Company, detail billable activity: e.g., call origin and destination, internet domain numbers, date and time stamping, call duration, etc. The records are processed against pricing algorithms and other tables to derive data necessary to support a provider's need to invoice customers or a volume-user's need to track telecommunications activityOutputs from the Company's software and services are various summary and detail reports and statements which are generally provided as hard copy printouts. Outputs are also available for viewing on computer monitors and are transportable via modem, magnetic media (e.g. tapes, disks, CD-ROMs) and e-mail.

         Billing Products: General. The Company's billing products support telecommunications providers' and ISP's needs to invoice customers. Software and services are designed to collect and process data describing accounts receivable; to generate and deliver invoices; to support a customer service call center; and, to interface with other operational support systems. The billing products are mission-critical to providers inasmuch as they affect cash flow, customer service and capabilities to define, design, package and market competitive services. Billing products are presently provided on a service bureau basis exclusively; however, the Company does consider proposals for restricted object code/source code licensing that the Company assesses to be non-competitive to its billing business. Service bureau billing solutions require "front-end" software to be licensed by the client. The client uses the software to maintain a customer database and to fulfill needs to maintain customer profiles; to define services, packaging and pricing plans; to operate a customer service call center; and to control all parameters for the invoice processing performed by the Company. Invoices are generated at the Company's service bureau by processing extracts from the client's customer database against customers' call/event records. After processing a client's data and creating invoice image files, the Company outsources most invoice printing and mailing to mail houses. Invoice data is returned to the client for updating the customer database.

         Windows OS Platform. The Company began delivery of its new NEPTUNE billing and customer care system for the telecommunications billing market sector during the year ended March 31, 1997. All contracts are with providers of telephony/internet services. With continuing product development and/or integration with third-party complementary-technology systems, NEPTUNE's open system architecture is capable of developing convergent billing solutions. This includes cellular, PCS, cable, utilities, and of integrating other operational support functions such as service provisioning and trouble/repair tracking into a single, coherent system. NEPTUNE, written in Visual C++, is designed to operate on Windows-based LAN and PC platforms and, with additional programming, for coexistence with DOS mainframe computers and competing client/server systems such as Unix and Novell NetWare, and is fully Y2K compliant.

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

         NEPTUNE is currently marketed as a service bureau product. The Company considers proposals for restricted object code/source code licensing that the Company assesses to be non-competitive to its billing business. The Company anticipates that at some future time it will package and market NEPTUNE as a licensed software product to complement its billing service bureau product. Should the Company license NEPTUNE as a complete billing software package, the product would include a pricing module and invoice/statement generation module in addition to database management/reporting software already licensed to service bureau clients.

         Telemanagement Products: General. Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track telecommunications activity and to control costs associated with operating telecommunications networks. They perform functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling patterns, toll fraud detection, directory services and integration with other PBX peripheral products. (See "Collection and Data Processing"). The Company's United Kingdom subsidiary has introduced a new telemanagement function, carrier cost comparisons, which seizes upon the competition among carriers due to deregulating telecommunications markets. This new function allows a corporate telecom manager to compare performance and cost benefits of different carriers using the actual call data and unique calling patterns of their organization. The benefits to the telecom manager are new capabilities to select carrier services precisely to need and at minimal costs. The availability of Internet access to employees via corporate networks introduces new areas of fiscal and legal concern for telecommunications managers such that the Company anticipates new telemanagement applications for usage tracking and cost allocation of Internet activity over its clients' networks. With the acquisition of Soft-Com Inc., now "CTI Data Solutions, Inc." in December 1996, and Databit Ltd., now CTI Data Solutions Ltd., in February 1998, the Company's installed customer base increased substantially to over 13,500 systems. Moreover, these acquisitions accelerated the Company's initiatives to build its critical mass, to strengthen its product portfolio with state-of-the-art Windows OS products, to expand sales distribution channels and to market products internationally.

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

         Windows OS Software Systems. The Company licenses software products to clients who prefer and have the personnel resources to operate and maintain a call accounting or telemanagement system in-house. Such clients have advantages of near-real-time call record processing, ad hoc system queries and on-demand management reporting in addition to routine, end-of-month telemanagement reports. However, clients assume all responsibilities for collecting, storing and interpreting data. Clients are supported by the Company with routine updates of time-sensitive tariff files and V&H coordinate files which correlate area and exchange codes to city, state and country locations. The Company's current portfolio of Windows OS telemanagement products by its subsidiaries includes "Nereus" (CTI Data Solutions, Inc..) and "Proteus Office", "Proteus Corporate" and "Proteus Trader" (CTI Data Solutions Ltd.), all of which are Y2K compliant. All Windows OS products apply state-of-the-art technology to upgrade and expand traditional call accounting and telemanagement market applications. New Windows platform features, for example, include: call accounting report distribution via e-mail; CDR (call detail record) polling via Internet, Intranets or WANs; TAPI (telephony applications programming interface) dialer which facilitates point-and-click dialing from database-resident corporate and local directories; and 911 notification which allows organizations to assign any number of Windows-based PCs on their corporate LAN with an immediate screen-pop notification when a 911 call is made (the screen-pop pinpoints the caller's exact location within the building). The Company provides a service for 24-hour alarm monitoring of toll-fraud detection equipment. All call accounting clients are offered the option of toll-fraud protection. Detection equipment is purchased by the Company and resold or rented to clients. (A majority of clients elect to assume responsibility for monitoring and responding to alarms in lieu of the Company's service.)

         Installed Customer Base - MS-DOS Software Systems. For the year ended March 31, 2000, most installations of the Company's telemanagement software base remained under license agreements for the Company's older call accounting and telemanagement products designed for PCs and LANs using MS-DOS. In the U.S., DOS products include: ITMS/III (Interactive Telecommunications Management System, Version 3), CMS (Call Management System), SCOUT Call Accounting System, and COMMANDER Telemanagement System. Internationally, DOS products include CLAIREPRO and CLAIRE 6 Call Management Systems. The Company anticipates substantial repeat-sales opportunities over the next several years as it seeks to upgrade this telemanagement software base to its new Windows OS products.

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

         Employees. As of March 31, 2000, the Company employed approximately 65 people on a full-time basis, of whom five persons were executive officers and the balance were engaged in development, installation and servicing of software, data processing, customer service, sales and marketing, and general administrative services.

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

         Competition: The Company competes with a number of companies that provide products and services that serve the same function as those provided by the Company, although the Company operates in a highly fragmented market. Competitors such as Amdocs Ltd., Daleen Technologies, Veramark Technologies and Billing Concepts compete against the Company in the billing sector and competitors such as BTS, FDS, Softech, Oak and Tiger compete against the Company in the telemanagement sector.

         Billing Sector. Deregulation of the telecommunications industry and the advent of convergence, which is the delivery of multiple telecommunications services from a single provider, casts such new and urgent importance to upgrading mission-critical billing systems that the sector is attracting substantial attention and investment. As convergence evolves, major billing companies can be expected to compete increasingly in fewer, broader arenas with a complete portfolio of convergent billing solutions. Deregulation is also inviting substantial new entrepreneurial enterprise for niche providers, which consequently can sustain a lucrative market for billing companies with partial convergence capabilities. There is an increasing number of competitors with billing experience who are positioning to offer convergent billing solutions. Other competitors are attempting to enter the market or expand from niche market positions. While projections for growth in telecommunications billing are robust, the market can be expected to become increasingly competitive.

         Telemanagement Sector. Telemanagement market opportunities are strong for Windows-based products since telecommunications software has trailed other PC software in migrating to true Windows platforms. Many DOS and Unix systems at corporations, hospitals, universities and government agencies are ripe for replacement. This should move most organizations to replace them with state-of-the-art Windows technology rather than absorb inescapable programming costs. Of the competitive Windows-based telemanagement systems on the market today, the Company believes most to be direct functional translations of older DOS products and lack many of its product's new features and functionality. The telemanagement market is highly competitive and competition is expected to remain strong for the foreseeable future.

Item 2. Description of Properties

         The Company entered into a new operating lease for its corporate US headquarters in Norristown, PA in July 1998. The Company leases approximately a 5,000 square foot facility. The term of the lease is for 5 1/2 years which commenced on July 25, 1998, and will end on December 2003. Annual rent of $43,200 in equal monthly installments commenced as of August 1, 1998. Annual rent increases become effective on the anniversary of the initial rent payment as provided for in the lease. In addition the company leases an additional 1,000 square foot facility for its service bureau operations, also in Norristown, PA. The lease originally expired in August 2000, but the Company has renegotiated an extension to January 31, 2001. Annual rent is approximately $24,000. The Company's subsidiary, CTI Data Solutions Ltd., leases an approximately 3,485 square foot office space in Purley, Surrey, UK. At present, the annual rent is approximately $71,109. The term of the lease is for 5 years which commenced in December 1999 and will end in December 2004.

Item 3. Legal Proceedings

         In connection with the settlement of a lawsuit in November 1997 between the Company and a former employee of one of the Company's subsidiaries, the Company had entered into a settlement agreement pursuant to which it agreed, (1) to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company (as of March 31, 2000 there was no remaining balance due under the settlement agreement) and (2) to enter into a distributor agreement with the former employee for the distribution of the Company's Unity software for a two year period ending November 1999. The distributor agreement provided for a credit on account for the first $100,000 of Unity software purchases. As of March 31, 2000 the former employee has utilized the full value of this credit.

         In March 1998 the Company's former financial advisors filed suit against the Company for breach of contract. This is an action seeking damages not to be less than $80,000 and the grant of an option to purchase 100,000 shares of the Company's common stock. The complaint seeks to recover a "success fee" to which it claims entitlement as investment advisor to the Company pursuant to a contract entered into in August 1997. The contract entitled the financial advisor to a success fee of 4% of new financing secured and an option to purchase 100,000 shares of the Company's common stock if the financial advisor presented a financing prospect acceptable to the Company and such financing was related to the acquisition of Databit, a subsidiary of Siemens. This acquisition eventually was consummated by the Company itself on the basis of seller financing in which the financial advisor played no role. Subsequently, the seller financing, which was in the form of secured promissory note, was forgiven by Siemens in March 1999. The Company paid the financial advisor the advisory fee called for under the contract and out-of-pocket expenses. There was a settlement reached of $10,000 which was paid by the Company on November 1, 1999.

         In November 1998, a former employee filed suit against the Company alleging breach of an implied employment contract and other matters, and is claiming approximately $50,000 in damages from the Company. The Company believes no implied employment contract existed; furthermore, the Company believes it has meritorious defenses to the claim and intends to vigorously contest this action.

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

                      Quarterly Common Stock Price Ranges
                      -----------------------------------
                     (for the fiscal year ended March 31,)

                                            2000                       1999
                                            ----                       ----

                                        High      Low              High    Low

                   1st Quarter          $0.5625  $0.35             $.31   $.22
                   2nd Quarter          $0.75    $0.31             $.33   $.27
                   3rd Quarter          $4.88    $0.45             $.15   $.10
                   4th Quarter          $5.75    $1.906            $.69   $.12

         B. At June 15, 2000, the high / low sales price for such shares was $2.31.
         C. At June 15, 2000, the number of shareholders of record of Common Stock approximated 500. This number was derived from the Company's stockholder records, and does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
         D. No dividends were paid in the fiscal years ended March 31, 2000 and 1999.

         Item 6.  Management's Discussion and Analysis or Plan of Operation

         Cautionary Statement Regarding Forward-Looking Statements

         This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and
(e) any statements using the words "anticipate", "estimates", "expect", "may", "plan", "project", "intend" or similar expressions.

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

         Results of Operations

         The Company had a net loss of $521,291 or $0.07 per share for the fiscal year ended March 31, 2000, as compared to a net loss of $414,843, or $0.06 per share, for the fiscal year ended March 31, 1999. The net loss includes non-recurring charges of $602,782 of which $482,153 relates to legal, accounting, consulting and other compensation charges related to the pending merger with Centillion and the acquisition of Celltech, and $120,629 in charges related to the settlement costs related to the termination of a lease (associated with office space previously leased by CTI Data Solutions Ltd.) The charges related to the settlement costs related to the termination of the lease have been included in selling, general and administrative expense for the fiscal year ended March 31, 2000. The impact of the aforementioned non-recurring charges for the fiscal year ended March 31, 2000 reduced net income by $602,782 or $0.09 per share.

         Revenues from operations increased $187,310 to $7,230,336 for the fiscal year ended March 31, 2000, as compared to the prior year period. The increase in revenues was attributable to increased telemanagement product and services revenues primarily generated by CTI Data Solutions Ltd. Revenues generated from CTI Data Solutions Ltd. operations amounted to approximately $4.8 million during fiscal year end March 31, 2000, compared to $4.4 million in the prior year ended March 31, 1999. Revenues generated from CTI Data Solutions Inc. decreased by $193,004 compared to the prior year primarily as a result of anticipated migration of revenues derived from service bureau activities in excess of increases in newer technology based telemanagement products. Revenues from ITMS Service Bureau activities ceased in September 1999. ITMS Service Bureau revenues amounted to approximately $61,000 and $257,000 during fiscal year ended March 31, 2000 and 1999, respectively. The Company anticipates that it will be able to replace revenues from service bureau activities through increased sales and servicing revenue from the newer technology based telemanagement and billing product software. Revenues generated by CTI Data Solutions Ltd. have been significantly less than those originally anticipated at the time that the business was acquired in February 1998. (See Databit Acquisition in Management's Discussion and Analysis or Plan of Operations).

         Cost of Sales were 58% of sales in 2000 and 62% of sales in 1999. Costs of sales decreased $175,639 for fiscal year ended March 31, 2000, as compared to the prior year period due primarily to continued cost containment measures initiated during fiscal year ended March 31, 1999. The cost containment measures included the continued reduction in non-essential technical staff. The less than anticipated revenues generated by CTI Data Solutions Ltd. necessitated the cost containment measures which were initiated during the fiscal year ended March 31, 1999. (See Databit Acquisition in Management's Discussion and Analysis or Plan of Operations). Gross margins improved from 38% from the fiscal year ended March 31, 1999 to 42% for the fiscal year ended March 31, 2000. Margins improved for telemanagement and billing revenues from 37% and 49%, respectively, for March 31, 1999 to 38% and 75%, respectively, for the fiscal year end March 31, 2000. The improvement in gross margins was primarily related to cost containment measures which included reduction in personnel staff levels and increased revenues generated by CTI Data Solutions Ltd.

         Selling, general and administrative ("SG&A") expenses increased from $2,386,671 or 34% of sales in 1999 to $2,466,772 or 34% of sales in 2000. The increase was primarily the net result of charges of $120,619 related to settlement cost related to the termination of a lease associated with office space previously leased by CTI Data Solutions Ltd. offset by reduction in non-essential support staff.

         The Company incurred expenses totalling $482,153 related to the pending merger with Centillion.

         Depreciation and amortization expenses increased $6,531 to $592,964 for the fiscal year ended March 31, 2000 as compared to the prior year. Interest expense decreased to $6,809 during fiscal year ended March 31, 2000 as compared to, $29,697 during fiscal year ended March 31, 2000. The decrease in interest expense was primarily due to the pay-down of the bank debt during fiscal year ended March 31, 2000.

         Liquidity and Capital Resources: Cash and cash equivalents decreased to $171,761 at March 31, 2000 compared to $776,146 at March 31, 1999. Operating activities utilized $466,155 primarily as a result of the Company's net loss, increase in accounts receivable and decreases in accounts payable and deferred revenues. Investing activities utilized $149,395 related primarily to the additions to equipment and leasehold improvements. Financing activities utilized $25,401 related to the repayment of debt of $168,031 offset by cash received in connection with the exercise of stock options of $142,625.

         The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a deficiency in working capital of $944,635 and $1,369,928 at March 31, 2000 and 1999, respectively and has incurred net losses of $521,291 and $414,843 for the years ended March 31, 2000 and 1999, respectively. In addition, the Company's line of credit, which was fully utilized as of March 31, 1999, was restructured to a term loan due in September 2000. The Company did not have any established lines of credit available for borrowing as of March 31, 2000. In April 2000, the Company established an overdraft line of credit for use by CTI Data Solutions Ltd. for approximately $143,000. The overdraft line of credit bears interest at the bank's prime rate plus 2.87%, with interest payable quarterly. The overdraft line of credit which is available for a twelve month period is collateralized by CTI Data Solutions Ltd.'s trade receivables. CTI Data Solutions Ltd. net trade receivable amounted to $459,091 as of March 31, 2000.

         These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to focus on improving revenue levels through increased marketing efforts and the identification of new distribution. Celltech will significantly strengthen its financial position and its ability to continue as a going concern by providing increased revenues and cash resources. If the Company is not successful in its pending merger and acquisition, future actions could include further cost containment measures, consolidation of the product line, potential for additional private placement financing, and the pursuit of joint venture partnerships/source code transactions. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability.

         Databit Acquisition

         In February 1998, in a transaction accounted for as a purchase, the Company consummated the acquisition of Databit, a subsidiary of Siemens plc through its wholly-owned subsidiary CTI Data Solutions (International) Ltd. Subsequent to the acquisition, the Company changed the name of CTI Data Solutions (International) Ltd. to CTI Data Solutions Ltd. The operations of Databit are included in the Company's results since February 1998.

         The acquisition of Databit was subjected to on-going dialog and negotiations that ultimately were finalized in March 1999. The initial acquisition price established in February 1998 was financed through a secured promissory note collateralized by the underlying net assets of Databit payable to Siemens plc for approximately $2.3 million. The purchase price was based upon the anticipated sales volumes to Siemens-related entities and underlying value of its intangible assets. It immediately became apparent subsequent to February 1998 that the anticipated sales volumes and underlying value of its intangible assets were unrealistic. As a result of the on-going negotiations, Siemens plc agreed to adjust the purchase price through a reduction of the note payable to Siemens plc for $1,500,000 with no interest payments, which was recorded at the discounted value of $1,248,293. Siemens plc did, however, acknowledge that they would continue to monitor the situation in hopes that efforts to reinstate sales with the Siemens-related entities would succeed. Siemens plc agreed that further adjustments to the note payable would be made if sales to Siemens-related entities were not resurrected. Subsequent to September 1998, negotiations continued between the Company and Siemens plc as sales generated from the assets continued to be significantly less than was originally represented. These continuing negotiations, caused by less sales to Siemens-related entities than had been anticipated in connection with the purchase of Databit, ultimately resulted in the forgiveness of the remaining balance of the promissory note on March 31, 1999.

         The elimination of debt by Siemens plc was in substance an adjustment to the original purchase price. The aforementioned adjustment in original purchase price on March 31, 1999 resulted in a purchase price adjustment of $525,453 related to elimination of debt of $1,335,541, elimination of computer software of $738,484 and computer equipment, furniture and leasehold improvement of $71,604. Such adjustment was recorded in 1999 as a reduction in interest expense of $192,321 and reduction in depreciation and amortization of $333,132, including $49,813 of depreciation and amortization of expense in the prior year.

         Furthermore, Siemens plc waived its rights to collect receivables of approximately $200,000 related to previously provided operational goods and services. Such benefit was reflected in selling, general and administrative expenses in March 1999.

         CTI Data Solutions Ltd. generated approximately $5.9 million of revenue for the fiscal year ended March 31, 1998 on a proforma basis assuming the acquisition of Databit was consummated on April 1, 1997. CTI Data Solutions Ltd. recognized approximately $4.4 million of revenue for the fiscal year ended March 31, 1999. CTI Data Solutions Ltd. revenues declined significantly for the fiscal year ended March 31, 1999, as compared to the prior year prepared on a proforma basis as a result of loss of sales to Siemens-related entities. CTI Data Solution Ltd. revenue for the first quarter for the fiscal year ended March 31, 1999 amounted to approximately $944,000 as compared to proforma revenues for the fourth quarter for the fiscal year ended March 31, 1998 of approximately $1,365,000 (the fourth quarter for fiscal 1998 is the quarter in which the acquisition took place.) In the latter half of the fiscal year ended March 31, 1999, CTI Data Solutions Ltd. introduced new products which increased revenues and offset the loss of revenues associated with sales to Siemens-related entities and decline in revenues associated with its older products.

         The increased revenue stream continued into the fiscal year ended March 31, 2000. CTI Data Solutions Ltd. recognized approximately $4.9 million in revenues in March 31, 2000.

         The CTI Data Solutions Ltd. operating infrastructure remained substantially in place after the acquisition of Databit. The operating infrastructure remained substantially in place because it was assumed it would continue to support revenue levels comparable to levels prior to the acquisition which did not continue. After the acquisition of Databit in February 1998 the lack of sales to Siemens-related entities and the existing operating infrastructure resulted in an unfavorable impact on cash flows. In the second quarter of the fiscal year ended March 31, 1999 cost containment measures were instituted primarily in the form of staff reduction of non-essential staff in order to improve cash flows. Operating expenses, including cost of goods, selling general & administrative expenses and depreciation and amortization declined within the fiscal year ended March 31, 1999 from a high of approximately $1,367,000 in the first quarter to a low of approximately $872,000 in the fourth quarter.

         The underlying products generating revenues for CTI Data Solutions are significantly different currently than those offered as of the acquisition date as a result of product development and upgrades.

Item 7.  Financial Statements
         Index to Financial Statements

                                                                          Page
                                                                          ----
Report of Independent Auditors.                                           F - 1

Consolidated Balance Sheets at March 31, 2000 and 1999.                   F - 2

Consolidated Statements of Operations for the
 years ended March 31, 2000 and 1999.                                     F - 4

Consolidated Statements of  Stockholders'
 Equity (Deficit) and Comprehensive
 Loss for the years ended
 March 31, 2000 and 1999.                                                 F - 5

Consolidated Statements of Cash Flows for the
 years ended March 31, 2000 and 1999.                                     F - 6

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

         In addition, during the two most recent fiscal years or subsequent interim period through March 17, 1999, Zelenkofske Axelrod never advised the Company that:

   1. Internal controls necessary to develop reliable financial statements did not exist;

   2. Information had come to the attention of Zelenkofske Axelrod which made it unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

   3. The scope of an audit should have been expanded significantly, or information had come to Zelenkofske Axelrod's attention that it had concluded would, or if further investigated might have, materially impacted the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might have precluded the issuance of an unqualified audit report), and the issue had not been resolved to Zelenkofske Axelrod's satisfaction prior to its resignation.


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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CTI Group (Holdings) Inc.
Norristown, Pennsylvania

We have audited the accompanying consolidated balance sheets of CTI Group (Holdings) Inc. (the "Company") as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficiency, and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Philadelphia, PA

June 9, 2000

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,
                                                                      -------------------------
                                                                          2000         1999
                                                                      ----------    -----------
                   ASSETS

Current assets:

  Cash and cash equivalents                                           $  171,761    $   776,146

  Trade receivables, less allowance for doubtful
      accounts of $97,717 and $145,077 at
      March 31, 2000 and 1999                                            857,390        626,631
  Inventories                                                              4,367         22,458
  Prepaid expenses                                                        97,949         93,514
                                                                      ----------     ----------
                            Total current assets                       1,131,467      1,518,749


Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $402,441
  and $305,250 at March 31, 2000 and 1999                                182,923        168,327

Computer software, net of accumulated
  amortization of $2,745,842 and $2,283,518 at
  March 31, 2000 and 1999, respectively                                  397,389        840,682

Excess of cost over net assets of acquired
  business, net of accumulated amortization of
  $44,561 and $11,112 at March 31, 2000 and 1999                             -0-         33,453


Other assets                                                               9,623         21,862
                                                                      ----------     ----------
                                                                      $1,721,402     $2,583,073
                                                                      ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                               March 31,
                                                                      -------------------------
                                                                          2000         1999
                                                                      ----------    -----------
         LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:

   Current portion of long-term debt                                  $   50,398     $  218,424

   Accounts payable                                                      135,570        492,842

   Other accrued expenses                                                981,082      1,002,406

   Accrued merger costs                                                  243,981          - 0 -

   Accrued taxes payable                                                 143,114        175,487

   Deferred revenue                                                      521,957        999,518
                                                                      ----------     ----------
         Total current liabilities                                     2,076,102      2,888,677


Commitments and Contingencies

   Stockholders' deficit:
    Common stock, par value $.01; 50,000,000 shares
    authorized; 7,566,505 issued at March 31, 2000
    and 7,041,349 shares issued at March 31, 1999                         75,665         70,417

   Capital in excess of par value                                      8,524,057      8,062,507

   Accumulated deficit                                                (8,606,975)    (8,085,684)

   Accumulated other comprehensive
    income                                                                58,953         53,556

   Less - Treasury stock, 140,250 shares at
    March 31, 2000 and 1999, at cost                                    (406,400)      (406,400)
                                                                      ----------     ----------
             Total stockholders' deficit                                (354,700)      (305,604)
                                                                      ----------     ----------
                                                                      $1,721,402     $2,583,073
                                                                      ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years ended March 31,
                                                                     ------------------------------
                                                                         2000              1999
                                                                     -----------        -----------
Sales                                                                $ 7,230,336        $ 7,043,026

Cost of sales (exclusive of depreciation and
   amortization)                                                       4,202,929          4,378,568
                                                                     -----------        -----------
Gross Profit                                                           3,027,407          2,664,458
                                                                     -----------        -----------
Costs and expenses:

Selling, general and administrative expenses                           2,466,772          2,386,671
Merger costs                                                             482,153                -0-
Depreciation and amortization                                            592,964            586,433
                                                                     -----------        -----------
                                                                       3,541,889          2,973,104
                                                                     -----------        -----------
Loss from operations                                                    (514,482)          (308,646)
Interest expense                                                          (6,809)           (29,697)
                                                                     -----------        -----------
Loss before provision for income taxes                                  (521,291)          (338,343)
Provision for income taxes                                                 - 0 -             76,500
                                                                     -----------        -----------
Net loss                                                             $  (521,291)       $  (414,843)
                                                                     ===========        ===========
Basic and diluted loss per common share                              $     (0.07)       $     (0.06)
                                                                     ===========        ===========
Basic and diluted weighted average
 common shares outstanding                                             7,007,295          6,898,946
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

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS

                                                                                                               Accumulated
                                                                                                                  Other
                                       Common Stock        Total in                                           comprehensive
                                  ---------------------    excess of   Comprehensive  Accumulated    Treasury     income
                                   Shares     Par value    par value        loss        deficit        Stock      (loss)     Total
                                  --------------------------------------------------------------------------------------------------
Balances at March 31, 1998        6,989,681    $69,900     $8,028,230                $(7,670,841)   $(406,400)  $(12,359) $   8,530

Issuance of directors'
 stock options                                                  2,500                                                         2,500
Stock and stock rights               51,668        517         31,777                                                        32,294
  issued to employees
Comprehensive loss:
     Net loss                                                           $(414,843)      (414,843)                          (414,843)
     Other comprehensive income
     Foreign currency adjustments                                          65,915                                 65,915    65,915
                                                                        ---------
     Total                                                              $(348,928)
                                  ---------    -------     ----------   =========    -----------    ---------   --------  ---------
Balances at March 31, 1999        7,041,349    $70,417     $8,062,507                $(8,085,684)   $(406,400)    53,556  $(305,604)
                                  =========    =======     ==========                ===========    =========   ========  =========

Stock issued to employees           108,751      1,084         30,960                                                        32,044
Stock issued to directors in
     lieu of fees                    59,405        594         30,163                                                        30,757
Stock issued to consultant           17,000        170         28,854                                                        29,024

Stock options issued to directors
     and employees                                            232,348                                                       232,348
Exercised options                   340,000      3,400        139,225                                                       142,625
Comprehensive Loss:
  Net Loss                                                              $(521,291)      (521,291)                          (521,291)
  Foreign currency adjustment                                               5,397                                  5,397      5,397
                                                                        ---------
  Total                                                                 $(515,894)
                                  ---------    -------     ----------   =========    -----------    ---------   --------  ---------
Balances at March 31, 2000        7,566,505    $75,665     $8,524,057                $(8,606,975)   $(406,400)    58,953  $(354,700)
                                  =========    =======     ==========                ===========    =========   ========  =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years ended March 31,
                                                                     ---------------------------
                                                                        2000             1999
                                                                     -----------      ----------
Cash Provided By:

   Operating Activities:
     Net Loss                                                        $(521,291)       $(414,843)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operations:
       Depreciation and amortization                                   592,964          586,433
       Purchase price adjustment to interest expense                     - 0 -         (192,321)
       Provision for doubtful accounts                                 (17,258)         (17,243)
       Issuance of stock for payment of directors' fees                 30,757            - 0 -
       Issuance of stock options                                       232,348           34,794
       Issuance of stock to employees                                   32,044            - 0 -
       Issuance of stock for payment to consultants                     29,024            - 0 -
       Deferred taxes                                                    - 0 -           76,500
     Changes in operating assets and liabilities:
       Decrease (increase) in receivable, trade                       (216,847)         362,931
       Decrease in inventories                                          18,623           25,421
       Decrease (increase) in prepaid expenses                          (6,006)          49,758
       Decrease in accounts payable                                   (365,988)         (23,074)
       (Decrease) increase in other accrued expenses                   191,740          (51,776)
       Decrease in deferred revenue                                   (478,504)         (34,851)
       Decrease (increase) in other assets                              12,239           (5,050)
                                                                     ---------        ---------
              Total operating activities                              (466,155)         396,679
                                                                     ---------        ---------
   Investing Activities:
     Additions to equipment and leasehold improvements                (130,364)             -0-
     Additions to computer software                                    (19,031)        (184,978)
                                                                     ---------        ---------
              Total investing activities                              (149,395)        (184,978)
                                                                     ---------        ---------

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                   Years ended March 31,
                                                               -----------------------------
                                                                   2000            1999
                                                               ------------     ------------
Financing Activities:
  Repayment of debt                                               (168,026)         (94,838)
  Exercised Options                                                142,625            - 0 -
                                                               -----------      -----------
               Total financing activities                          (25,401)         (94,838)
                                                               -----------      -----------
Effect of exchange rate changes on cash                             36,566           30,954
                                                               -----------      -----------
(Decrease) increase in cash and cash equivalents                  (604,385)         147,817
Cash and cash equivalents, at beginning of year                    776,146          628,329
                                                               -----------      -----------
Cash and cash equivalents, at end of year                      $   171,761      $   776,146
                                                               ===========      ===========
Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                   $    12,417      $   121,440
                                                               ===========      ===========
    Income taxes                                               $     - 0 -      $     - 0 -
                                                               ===========      ===========
Non-cash investing and financing activities:

Purchase price adjustment (see Note 4)
    Elimination of promissory note                             $     - 0 -      $ 1,335,541
    Write down of software                                           - 0 -         (738,484)
    Write down of fixed assets                                       - 0 -          (71,604)
                                                               -----------      -----------
                                                               $     - 0 -      $   525,453
                                                               ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business: CTI Group (Holdings) Inc. and Subsidiaries (the "Company") designs, develops, markets and supports data processing software and services for managing telecommunications systems.

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of CTI Group (Holdings) Inc. and its domestic and foreign subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America..

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

USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Estimates utilized by the Company include the determination of the collectibility of receivables, valuation of options, and recoverability of software costs.

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

COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis. The amortization is the greater of the amount computed using the ratio of the current gross revenues that a product bears to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product. The unamortized capitalized costs are compared annually to estimated net realizable value of the related product. Because of competitive factors, and the inherent tendency in the software industry toward rapid obsolescence, the estimated value of the Company's software is subject to material revision in the near term.

The Company capitalized $19,031 and $184,978 in the fiscal years ended March 31, 2000 and 1999, respectively, in costs related to its software. The amortization expense for developed software was $462,324 in the fiscal year ended March 31, 2000 and $492,821 in the fiscal year ended March 31, 1999.

EXCESS OF COST OVER NET ASSETS ACQUIRED: Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over ten years. The Company periodically assesses the recoverability of goodwill by comparing the carrying amount to estimated undiscounted future operating cash flows of the acquired operation. If the carrying amount exceeds the expected future net cash flows of the acquired operation, the excess amount is written off as a current impairment charge.

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

REVENUE RECOGNITION: The Company accounts for software revenues based upon fair market value of the individual products or services as follows:
Software Lease Fees: Revenues on software license fees are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable and collectibility is probable.
Maintenance and Enhancements: Revenue on maintenance contracts is recognized ratably over the contract period. Revenue associated with product support services is recorded in deferred revenue in the accompanying combined balance sheets and amortized over the period in which the services are provided.
Service Bureau: The Company provides telemanagement and billing services for processing services at its service bureau utilized by its customers. The revenue on these contracts is recognized monthly as the services are performed.
Product Sales:  Revenue is recognized upon shipment to customer.

The Company typically does not provide bundled products or services. Revenues are recorded for each product or services based on when such products or services are performed. The value of the different elements of the products or services performed is based upon the actual amount charged to the customers when the elements are sold and the amount charged is specifically identifiable to the element.

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

BASIC AND DILUTED LOSS PER COMMON SHARE: Net income (or loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be dilutive potential common shares such as stock options. The effect of all dilutive potential common shares would have been to increase dilutive weighted average shares by 170,371 shares and 53,007 for the years ended March 31, 2000 and 1999, respectively amounting to 7,177,666 shares and 6,951,953 shares at March 31, 2000 and 1999 respectively. Because the Company incurred losses for the years ended March 31, 2000 and 1999, the effect of all dilutive potential common shares was antidilutive. Consequently, the Company's basic and diluted earnings per share were the same for the years ended March 31, 2000 and 1999.

CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of statutory insured limits. As of March 31, 2000, such deposits exceeded statutory insured limits by $69,038. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers' financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management's estimates. Trade receivable write-offs amounted to $64,618 and $153,565 for the fiscal years ended March 31, 2000 and 1999, respectively.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders Equity (Deficit) and Comprehensive Loss. There is no tax impact on the comprehensive income or loss due to the Company's net operating loss carry forwards.

RECLASSIFICATION: Certain reclassifications have been made to the comparative March 31, 1999 amounts to conform to the current year's presentations.

ACCOUNTING PRONOUNCEMENTS: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC, and is required to be adopted in the fourth quarter of fiscal years beginning after December 15, 1999. The Company has not yet determined the impact SAB No. 101 will have on its consolidated financial position or results of operations.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN FOR CONTINUING OPERATIONS: The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a deficiency in working capital of $944,635 and $1,369,928 at March 31, 2000 and 1999, respectively and has incurred net losses of $521,291 and $414,843 for the years ended March 31, 2000 and 1999, respectively. In addition, the Company's line of credit, which was fully utilized as of March 31, 1999, was restructured to a term loan due in September 2000.

These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to focus on improving revenue levels through increased marketing efforts and the identification of new distribution arrangements. The Company anticipates that the pending merger with Centillion and the acquisition of Celltech (see Note 3) will significantly strengthen its financial position and its ability to continue as a going concern by providing increased revenues and cash resources. If the Company is not successful in its pending merger and acquisition, future actions could include further cost containment measures, consolidation of the product line, potential for additional private placement financing, and the pursuit of joint venture partnerships/source code transactions. In April 2000, the Company established an overdraft line of credit available for use by CTI Data Solutions Ltd. for approximately $143,000. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability.

NOTE 3 - PENDING TRANSACTIONS: On February 3, 2000 the Company entered into an Agreement and Plan of Merger with Centillion Data Systems, Inc. ("Centillion") pursuant to which Centillion's telecommunications billing business will be merged into the Company. Centillion is a telecommunication company with annual billing revenues of approximately $10.9 million dollars.

Centillion will divest itself of all businesses other than its billing business, and Centillion's shareholders will initially receive 9,747,404 shares of the Company's Common Stock. Centillion shareholders will be able to receive up to 3,215,100 additional shares of the Company's common stock depending upon the attainment of a revenue target by the combined company of $12 million over a three year period from Centillion's largest current customer and from any business that the combined company may derive from third parties to certain patent infringement claims made by Centillion. Centillion shareholders will be entitled to all or a portion of additional shares based upon the formula of 3,215,100 shares multiplied by the ratio of (a) revenues derived by the combined company from those sources to (b) 12 million. Centillion's shareholders will be entitled to purchase the difference, if any, between 3,215,100 and the additional shares so issued at $1.50 per share.

The Centillion businesses that are not related to the billing business are being transferred to a limited liability company (that will be owned by current Centillion shareholders) in exchange for a Promissory Note that will be approximately $10,000,000, which the Company will acquire in the merger. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of Common Stock to the Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the Common Stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's Common Stock are to be issued for the appraised value at the average market price at the time.

Centillion's right to enforce its patents, and its current and future patent infringement litigation and claims, are being transferred to a limited liability company that will be wholly-owned by the Company (the "Tracking LLC"). As part of the merger consolidation, in connection with the transfer, 2,833,334 newly-authorized shares of the Company Class B common stock will be issued to the Centillion stockholders (the current Company common stock will be re-designated as Class A). The Company and the holders of Class B common stock have certain rights to convert the Class B common stock into Class A common stock at various times after the merger based on the value of the Tracking LLC at a Class A common stock value of $2.25 per share, for a maximum of 333,334 additional shares if issued within one year of closing, and thereafter at either 88% of the average market value at the time or 100% of the average market value at the time, depending upon the type and amount of the conversion. Affiliates of Centillion's current stockholders have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent infringement litigation.

The Centillion merger will be accounted for as a reverse acquisition due to the fact that former Centillion shareholders will own a majority of the outstanding shares of common stock and control of the combined company upon consummation of the transaction. As such, upon closing the transaction, the Company's assets will be revalued and the purchase price will be allocated to those assets and liabilities assumed by Centillion. The allocation of the purchase price will be dependent on the final appraisal yet to be received.

The Company has incurred costs related to the Centillion merger of $482,153. Such cost are made up of legal, accounting, and consulting costs of $269,881 and compensation expense of $212,272 related to options granted to the Company's President and Chief Executive Officer ("CEO") which were contingent upon the Company entering into a merger agreement with Centillion (see Note 9). Such costs have been expensed as incurred due to the Company being the accounting acquiree in the transaction.

On April 6, 2000 the Company entered into an Agreement and Plan of Merger with Celltech Information Systems, Inc. which is contingent on the consummation of the Centillion merger. Celltech provides custom software development, customer management systems, billing and other services to the media of multi-service telecommunications providers, and had net annual billing revenues of approximately $6.4 million dollars.

The Company will acquire Celltech with a combination of cash and stock for total consideration valued at $5,251,977. The purchase will include $262,599 in cash, and the balance of $4,989,378 will be satisfied by the issuance of 1,633,126 newly registered shares of common stock at an assumed value of $3.00 per share (subject to change based upon the fair market value on the measurement date). The shares, to be issued at closing, may be adjusted based upon the average stock price during the twenty-day trading period prior to the closing to a maximum average price of $3.75 per share and a minimum of $2.25 per share.

The Company will account for the Celltech acquisition under the purchase method of accounting. The allocation of the purchase price will be dependent on the final appraisal yet to be received.

Consummation of the mergers are subject to certain customary conditions including regulatory and other approvals. The Company currently anticipates such transactions to be consummated in the second fiscal quarter of 2001. However there can be no assurance that either transaction will be consummated.

The following summarized financial information for Centillion and Celltech has been derived from their audited financial statements for the year ended December 31, 1999 and their unaudited financial statements for the three months ended March 31, 2000.

                                            Centillion                                Celltech

                                    Year ended     3 months ended            Year ended   3 months ended
                                     12/31/99          3/31/00                12/31/99        3/31/00
                                   -----------     --------------            ----------   --------------
Statement of Operations
  Information

Sales                              10,734,642        10,127,979              7,952,798      1,856,529
Gross Profit                        6,211,857         6,866,189              3,968,862        926,222
Income (loss) from
  Operations                        4,253,272         6,392,952              (714,580)         97,091
Net income (loss) from
  Continuing Operations             2,619,563         4,217,098              (577,411)         80,620

Balance Sheet Information
  (at period end)
Total Assets of
  Discontinued Operations                             3,941,885                                     -
Total Assets                                         25,623,321                             1,674,381
Total Liabilities of
  Discontinued Operations                               889,489                                     -
Minority Interest                                     1,369,039                                     -
Total Liabilities                                     4,681,219                             1,131,490
Stockholders' Equity                                 20,942,102                               542,891


NOTE 4 - ACQUISITION OF BUSINESS
In February 1998, in a transaction accounted for as a purchase, the Company consummated the acquisition of Databit, a subsidiary of Siemens plc through its wholly-owned subsidiary CTI Data Solutions (International) Ltd. Subsequent to the acquisition, the Company changed the name of CTI Data Solutions (International) Ltd. to CTI Data Solutions Ltd. The operations of Databit are included in the Company's results since February 1998.

The acquisition of Databit was subjected to on-going dialog and negotiations that ultimately were finalized in March 1999. The initial acquisition price established in February 1998 was financed through a secured promissory note collateralized by the underlying net assets of Databit payable to Siemens plc for approximately $2.3 million. The purchase price was based upon the anticipated sales volumes to Siemens-related entities and underlying value of its intangible assets. It immediately became apparent subsequent to February 1998 that the anticipated sales volumes and underlying value of its intangible assets were unrealistic. As a result of the on-going negotiations, Siemens plc agreed to adjust the purchase price through a reduction of the note payable to Siemens plc for $1,500,000 with no interest payments, which was recorded at the discounted value of $1,248,293. Siemens plc did, however, acknowledge that they would continue to monitor the situation in hopes that efforts to reinstate sales with the Siemens-related entities would succeed. Siemens plc agreed that further adjustments to the note payable would be made if sales to Siemens-related entities were not resurrected. Subsequent to September 1998, negotiations continued between the Company and Siemens plc as sales generated from the assets continued to be significantly less than was originally represented. These continuing negotiations, caused by less sales to Siemens-related entities than had been anticipated in connection with the purchase of Databit, ultimately resulted in the forgiveness of the remaining balance of the promissory note on March 31, 1999.

The elimination of debt by Siemens plc was in substance an adjustment to the original purchase price. The aforementioned adjustment in original purchase price on March 31, 1999 resulted in a purchase price adjustment of $525,453 related to elimination of debt of $1,335,541, elimination of computer software of $738,484 and computer equipment, furniture and leasehold improvement of $71,604. Such adjustment was recorded in 1999 as a reduction in interest expense of $192,321 and reduction in depreciation and amortization of $333,132, including $49,813 of depreciation and amortization of expense in the prior year.

Furthermore, Siemens plc waived its rights to collect receivables of approximately $200,000 related to previously provided operational goods and services. Such benefit was reflected in selling, general and administrative expenses in March 1999.

NOTE 5 - FURNITURE, FIXTURES, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS The Company's fixed assets consist of the following:


                                                                             March 31,
                                                                     ------------------------
                                                                       2000            1999
                                                                     --------        --------
Equipment                                                            $476,736        $342,134
Furniture and fixtures                                                  1,271          14,500
Leasehold improvements                                                107,357         116,943
                                                                     --------        --------
                                                                      585,364         473,577
Less accumulated depreciation and amortization                       (402,441)       (305,250)
                                                                     --------        --------
                                                                     $182,923        $168,327
                                                                     ========        ========

Depreciation and amortization expense on furniture, fixtures, equipment, and leasehold improvements amounted to $97,187 and $89,160 for the fiscal year ended March 31, 2000 and 1999, respectively.

NOTE 6 - DEBT
The following table  summarizes current debt:

                                                   March 31,
                                          --------------------------
                                            2000              1999
                                          -------           --------
Bank debt                                 $50,398           $198,560

Other                                       - 0 -             19,864
                                          -------           --------
                                          $50,398           $218,424
                                          =======           ========

The bank debt which was amended in September 1999, requires equal requires monthly payments of principal and interest amounting to $8,791 maturing on September 30, 2000. The bank debt bore interest at 10% during fiscal year end March 31, 2000 and 1999. The bank debt is secured by substantially all of the assets of CTI Data Solutions Inc. The bank debt contains various restrictive covenants, among which include maintaining a certain level of stockholders' equity and debt to net worth ratio on CTI Data Solutions Inc. At March 31, 2000 the Company was not in compliance with certain of its financial covenants; however, in June 2000 the Company received permanent waiver of compliance on its financial covenants from the bank. In April 2000, the Company established an overdraft line of credit available for use by Data Solutions Ltd. for approximately $143,000. The overdraft line of credit bears interest at the bank's prime rate plus 2.87% with interest payable quarterly. The overdraft line of credit which is available for a twelve month period is collaterialized by CTI Data Solutions Ltd.'s trade receivables. CTI Data Solutions Ltd. net trade receivable amounted to $459,091 as of March 31, 2000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A. LEASE COMMITMENTS - The Company leases its office facilities and certain equipment under non-cancelable long-term operating leases which expire at various dates. Minimum aggregate annual rentals subject to certain escalation clauses, under non-cancelable long-term operating leases are as follows:

         Year ending March 31:

                 2001                                $199,153
                 2002                                $191,054
                 2003                                $147,809
                 2004 & thereafter                   $ 81,134
                                                    ---------
         Total minimum lease payments                $619,150

Rent and lease expense was $306,694 and $506,623 for the fiscal years ended March 31, 2000 and 1999, respectively.

B. CONTINGENCIES: In connection with the settlement of a lawsuit in November 1997 between the Company and a former employee of one of the Company's subsidiaries, the Company had entered into a settlement agreement pursuant to which, it agreed (1) to pay an aggregate of $100,000 payable in monthly installments of $5,000 and issue options to purchase 100,000 shares of common stock of the Company (as of March 31, 2000 and 1999, $0 and $20,000 respectively, were the remaining balances due under the settlement agreement and are included in other accrued expenses on the balance sheet) and (2) to enter into a distributor agreement with the former employee for the distribution of the Company's Unity software for a two year period ending November 1999. The distributor agreement provided for a credit on account for the first $100,000 of Unity software purchases. As of March 31, 2000 the former employee had fully utilized this credit.

In March 1998 the Company's former financial advisors filed suit against the Company for breach of contract. This action sought damages not to be less than $80,000 and the grant of an option to purchase 100,000 shares of the Company's common stock. The financial advisor sought to recover a "success fee" to which it claims entitlement as investment advisor to the Company pursuant to a contract entered into in August 1997. The Company believed it paid the financial advisor the advisory fee called for under the contract and out-of-pocket expenses; however, there was a settlement reached of $10,000, which was paid by the Company on November 1, 1999.

In November 1998, a former employee filed suit against the Company alleging breach of an implied employment contract and other matters and as a result is claiming approximately $50,000 in damages from the Company. The Company believes no implied employment contract existed; furthermore, the Company believes it has meritorious defenses to the claim and intends to vigorously contest this action.

In addition to the litigation noted above, the Company is from time to time subject to routine litigation incidental to its business. The Company believes that the result of the above noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company's financial condition.

C. EMPLOYMENT AGREEMENTS: In conjunction with an employment contract effective April 1, 1995, the Company has agreed to pay an aggregate of 5% of pre-tax profit as incentive compensation to the President/CEO during each fiscal year. No accrual was required for the fiscal years ended March 31, 2000 and 1999. The employment agreement with the President/CEO was reviewed on April 1, 1998 and extended to March 31, 2001. The aggregate minimum annual salary commitment under this agreement is $175,000 per annum.

NOTE 8 - INCOME TAXES
The provision for income taxes (benefit) consists of the following:

                                                Years ended March 31,
                                                ---------------------
                                                  2000       1999
                                                 ------     -------
 Federal - deferred                              $- 0 -     $59,125
 State - deferred                                $- 0 -     $17,375
                                                 ------     -------
Provision for income taxes (benefit)             $- 0 -     $76,500
                                                 ======     =======

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                           Years ended March 31,
                                                                        --------------------------
                                                                            2000           1999
                                                                        -----------     ----------
Computed tax (benefit) at the expected statutory rate                   $ (182,452)     $(118,420)
State tax (benefit), net                                                   (30,959)       (22,100)
Other                                                                       15,748          6,700
Loss from foreign subsidiary                                               (10,577)        14,727
Increase in valuation allowance                                            208,240        195,593
                                                                        ----------      ---------
                                                                        $    - 0 -      $  76,500
                                                                        ==========      =========

The components of the overall net deferred taxes are as follows:

                                                        Years ended March 31,
                                                     -------------------------
                                                         2000           1999
                                                     ----------    -----------
Tax loss carry-forwards                              $1,556,533    $   971,048
Depreciation and amortization                           210,077        417,829
Allowance for doubtful accounts                          40,553        108,400
Unexercised stock options                                92,336         60,026
Other                                                  (133,956)            --
                                                     ----------    -----------
Total deferred tax assets                             1,765,543      1,557,303

Valuation allowance                                  (1,765,543)    (1,557,303)
                                                     ----------    -----------
Deferred tax asset net of valuation allowance             - 0 -          - 0 -
                                                     ==========    ===========

The Company has federal net operating loss carry-forwards of approximately $3,750,000 which are available to reduce future taxable income. The loss carry-forwards will expire if unused beginning in the year 2006 through 2020. The Company has foreign and state net operating loss carry-forwards of approximately $18,000 and $2,000,000 respectively. These carry-forwards expire over various time periods. Because of the Company's uncertainty in being able to utilize the benefits of the carry-forwards before expiration they have been fully offset by a valuation allowance. If utilized, certain tax benefits of approximately $300,000 would be related to stock option exercises and recorded directly to equity.

NOTE 9 - CAPITAL STOCK TRANSACTIONS
A.  ISSUANCE OF COMMON STOCK:

During the fiscal year ended March 31, 2000 the Company issued 108,751 shares of its common stock to its employees. Accordingly, the Company recognized approximately $32,000 in compensation expense, based on the market value of the stock on the grant date, during fiscal year end March 31, 2000.

During the fiscal year ended March 31, 2000 the Company issued 59,405 shares of its common stock valued at $30,757 to outside directors in lieu of their deferred directors' fees. The Company also issued 17,000 shares of its common stock valued at $29,024 to outside consultants in lieu of payment for services rendered.

During the fiscal year ended March 31, 1999 the Company issued 51,668 shares of its common stock to key employees at its CTI Data Solutions Inc. subsidiary. Key employees were also granted rights to have an additional 51,643 shares provided they remained employed until April 1999. Accordingly, the Company recognized approximately $32,000 in compensation expense that was recognized during fiscal year end March 31, 1999. Compensation expense was based upon fair value of the common stock and common stock rights at the date of grant.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 2000 and 1999, respectively; no dividend yield for all years, expected volatility of 133% and 130%, risk-free interest rates of 5.3% - 6.6% and 5.7% for all options and expected lives of 3 years for all options. The weighted average fair value of options granted, excluding options issued to the CEO, was $.36 and $.25 for fiscal year end March 31, 2000 and 1999 respectively. The weighted average fair value of options granted to the CEO during fiscal year end March 31, 2000 was $5.09. Such options were contingent on the Company entering into a definitive merger agreement with Centillion. Upon entering into the agreement on February 3, 2000, the value of the vested portion of these options was immediately expensed. The remaining value will be recorded as compensation expense over the remaining option vesting period through November 2002. The Company has recorded expense related to the vested portion of all of the options granted of $232,348 and $2,500 for the fiscal years ended March 31, 2000 and 1999 respectively.

The Company also grants nonqualified stock options to purchase shares of restricted common stock of the Company that is not covered by a registration statement (the "Outside Plan Stock Options"). Terms of such options are determined by the Board of Directors.

At March 31, 2000 the Company has 70,000 stock options available for grant under the Plan. The Company has a total of 485,000 nonqualified Outside Plan Stock Options outstanding at March 31, 2000 of which 24,500 are exercisable.

Activity in the stock option plans for the years ended March 31, 2000 and 1999 under the aforementioned plans in total were:


                                                    Exercise Price               Weighted Average
                            Shares                     Per Share                  Exercise Price
                           --------                ---------------               ----------------
April 1, 1998               835,000                $0.18 - $0.80                       $0.39
  Granted                    30,000                        $0.25                       $0.25
  Exercised                      --                           --                          --
  Canceled                 (125,000)               $0.34 - $0.60                       $0.44
                           --------                -------------                      ------
March 31, 1999              740,000                $0.18 - $0.80                       $0.37

  Granted                   530,000                   .35 - 1.09                         .91
  Exercised                (340,000)                   .18 - .80                         .41
  Cancelled                (235,000)                   .34 - .61                         .38
                           --------                -------------                      ------
March 31, 2000              695,000                   .18 - 1.09                         .67
                           ========                =============                      ======

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2000:


                     Outstanding Options                                       Options exercisable
                    --------------------                                       -------------------
                                                   Weighted                                  Weighted
                               Weighted Average     Average                                   Average
   Range of        Number of      Remaining         Exercise                  Number of       Exercise
Exercise Price      Options      Life (years)        Price                      Options         Price
------------------------------------------------------------------------------------------------------
$0.01 to $0.35      245,000         5.07              $0.28                     195,000         $0.27
$0.36 to $0.50      150,000         4.08               0.48                      20,000          .375
$1.09               300,000         9.58               1.09                         -0-

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash and cash equivalents, trade receivables, and trade payables approximate fair value because of the short maturity of those instruments. The carrying value of the bank debt approximates fair value due to its short-term maturity.

NOTE 11 - PROFIT-SHARING PLAN
The Company has established a qualified 401(k) profit-sharing plan effective July 15, 1995. Eligible employees may defer a portion of their salaries. At the discretion of the Board of Directors, the Company can contribute to the profit-sharing plan, and may make a matching contribution of an additional amount of eligible employees' deferrals. There were no contributions to the plan during the fiscal years ended March 31, 2000 and 1999. Following the acquisition of Databit Ltd. (see Note 3) CTI Data Solutions Ltd. incurred an obligation under the terms of the purchase agreement to contribute to an employee pension plan. The amount contributed by the Company in the fiscal year ended March 31, 2000 and 1999 was $66,700 and $44,075 respectively.

NOTE 12 -SEGMENT INFORMATION
The Company designs, develops, markets and supports data processing software and services for managing telecommunication systems. These business operations fall into two major classifications: telemanagement and billing and customer care. The Company's telemanagement products and services are used by organizations to optimize the usage of their telecommunication services and equipment and to control telephone expenses and uses. The Company's billing and customer care software products are used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and customer service operations. The Company conducts business in the United Kingdom and United States. Activities in the United Kingdom are primarily telemanagement activities. The Company has not provided product and service information for each segment presented because it is impractical to do so. A summary of the Company's operations by geographic area for the years ended March 31, 2000 and 1999 is as follows:

                                   UK              USA           Consolidated
                               ----------------------------------------------
        2000
        ----
Sales                          $4,813,325      $2,417,011         $7,230,336
                               ==========      ==========         ==========
Income (loss) from operations  $  260,622      $ (775,104)        $ (514,482)
                               ==========      ==========         ==========
Net income (loss)              $  264,432      $ (785,723)        $ (521,291)
                               ==========      ==========         ==========
Long-lived assets              $  253,672      $  336,263         $  589,935
                               ==========      ==========         ==========

        1999
        ----
Sales                          $4,433,011      $2,610,015         $7,043,026
                               ==========      ==========         ==========
Loss from operations           $  (98,179)     $ (210,467)        $ (308,646)
                               ==========      ==========         ==========
Net loss                       $  (98,179)     $ (316,664)        $ (414,843)
                               ==========      ==========         ==========
Long-lived assets              $  274,865      $  789,459         $1,064,324
                               ==========      ==========         ==========

The following table summarizes the Company's financial information by industry segment.

                                                   2000                  1999
                                                   ----                  ----
Revenues:
  Telemanagement                               $6,461,314            $6,168,785
  Billing and customer care                       769,022               874,241
                                               ----------            ----------
Total Sales                                    $7,230,336            $7,043,026


Net Income (loss):
  Telemanagement                                 (118,231)           $ (319,744)
  Billing and customer care                        79,093               (95,099)
  Merger costs                                   (482,153)                - 0 -
                                               ----------            ----------
 Net loss                                      $ (521,291)           $ (414,843)



Depreciation and Amortization Expense:
  Telemanagement                               $  320,674              $292,433
  Billing and customer care                       272,290               294,000
                                               ----------            ----------
Total depreciation and amortization            $  592,964              $586,433


Total Assets:
  Telemanagement                               $1,222,195            $1,840,784
  Billing and customer care                       499,207               742,289
                                               ----------            ----------
        Total assets                           $1,721,402            $2,583,073

                                    PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Securities Exchange Act of 1934

         The following Directors were elected by the Shareholders at the 1999 Annual Meeting of Shareholders and the Board of Directors appointed the following officers. All Directors will hold office until the next meeting of shareholders of the Company at which Directors are to be selected and until their successors shall be elected and qualify. All officers of the Company serve at the discretion of the Board.


Name and Age                                Occupation during past five (5) years
------------                                -------------------------------------
Anthony P. Johns (51)                       Mr. Johns, a citizen of the United Kingdom, has served as Chairman of the Board since October, 1996, and President, Chief Executive Officer and
                                            Director of the Company since March, 1990. He was Chairman of the Board of
                                            Directors of Britannic Group Holdings Ltd., Britannic Telecom Company Ltd.
                                            and Britannic Telecare Ltd. from December 1989 to May 1995.

Francis O. Hunnewell (61)                   Mr. Hunnewell has been a Director since November 1993 and served as
                                            Chairman of the Board from November 1993 to August 1995. Mr. Hunnewell was
                                            CEO of AEGIS, LLC, private equity investment managers with offices in Boston and the Former Soviet Union until it was sold in April 2000. He is President of Hunnewell & Co., Investment Bankers and Vice Chairman of Asian Capital
                                            Partners Ltd., an Asian regional merchant bank, headquartered in Hong Kong and Globalearn.com, an internet company in the education sector.

Rupert D. Armitage (52)                     Mr. Armitage, a citizen of the United Kingdom, has been a Director since November 1995. He is founding member, Chairman and Managing Director of three software related companies in the United Kingdom: Ambit Research
                                            Ltd. formed in 1987; Information from Data Ltd. formed in 1993; and Personal and Corporate Training Systems Ltd. formed in 1995.

Fred H. Rohn (74)                           Mr. Rohn has been a Director since May 1998. He is presently General
                                            Partner in North American Venture Capital Funds and President of American
                                            Venture Management, Inc. He serves on Corporate Boards of the following corporations: Pratt-Read Corp., New Jersey Title Insurance Co., Deck The
                                            Walls, Inc., Scandia Packaging Machinery Corp., and Moretrench American
                                            Corp.

Graham Bevington (40)                       Mr. Bevington, a citizen of the United Kingdom, has been a Director since July 1999. He has been Managing Director of Mitel Telecommunications
                                            Ltd. in the European, Middle East, African and Asia Pacific regions since
                                            January 2000. Prior to that, he was Managing Director of DeTeWe, Ltd., a major European manufacturer of telecommunications equipment since 1998. Mr.
                                            Bevington joined DeTeWe, Ltd. in 1983.

Mary Ann Davis (61)                         Ms. Davis has been Corporate Secretary since May 1989. Prior to that, Ms. Davis was an Administrative Assistant from May 1982, to a Judge of the Common Pleas Court of Montgomery County, Pennsylvania.

                                       15

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


         Item 10.  Executive Compensation

A.  MANAGEMENT REMUNERATION

         The following table sets forth the compensation paid or accrued for the five highest paid officers of the Company and its subsidiaries. The Company had only one officer for the years ended March 31, 2000 and 1999 that received in excess of $100,000.

                                                      Annual Compensation
                                   -----------------------------------------------------------
Name and Principal                                                               Other Annual
    Position                        Year     Salary             Bonus            Compensation
------------------                  ----     ------             -----            -------------
Anthony P. Johns, President         2000    $175,000              --             $32,434 (1)
& Chief Executive Officer           1999    $175,000              --             $32,762 (1)
                                    1998    $175,000              --             $32,651 (1)

(1) Includes an $11,100 annual automobile allowance, $15,600 of living expense payments and automobile, life, and medical insurance premiums paid by the Company.

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

         The members of the Board of Directors, who are not employees of the Company, are paid fees of $1,000 per quarter and $500 per Board of Director meeting attended, plus reasonable travel expenses. The Chairman of the Board, if not an employee of the Company, will receive an additional $2,000 per annum as compensation for his duties as Chairman. Mr. Armitage receives an additional $1,000 per board meeting attended due to the two additional days needed for travel to and from the UK pursuant to an agreement upon his election to the Board in November 1995. During the fiscal year ended March 31, 2000, Messrs. Armitage, Hunnewell, Rohn and Bevington earned fees for their services on the Board of Directors of approximately $10,000, $6,000, $6,000 and $5,000 respectively, plus expenses; in addition, Mr. Hunnewell earned fees of approximately $25,900 in connection with consulting on the pending merger with Centillion. During the fiscal year ended March 31, 2000, Mr. Bevington received 30,000 stock options pursuant to the Company's stock option and restricted stock plan upon his appointment to the Board of Directors

         The following table sets forth option and stock appreciation right, exercises in last fiscal year and year end values.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                       Number of Securities            Value of Unexercised
                                                                       Underlying Unexercised                in-the-Money
                                                                          Options/SARs at                  Options/SARs at
                        Shares Acquired        Value Received                 FY-End(#)                      FY-End($)(1)
    Name                on Exercise (#)             ($)              Exercisable/Unexercisable       Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------
Anthony P. Johns,        50,000    -              $140,000                       0                          $0.00/$0.00
 President / Chief
 Executive Officer

(1) As of June 15, 2000 the market value of the Company's stock was $2.31.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                               Percent of Total
                     Number of Securities        Options/SARS
                    Underlying Unexercised        Granted to         Exercise
                         Options/SARS            Employees in           of           Expiration
    Name                    Granted               Fiscal Year       Base Price          Date
----------------------------------------------------------------------------------------------------
Anthony P. Johns,       300,000                      57%               $1.09        November 3, 2009
 President / Chief
 Executive Officer

(1) As of June 15, 2000 the market value of the Company's stock was $2.31.

         Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock held by officers, directors, or affiliates, individually or as a group, and each person or entity known to the Company to own beneficially more than 5% of the Company's Common Stock at June 15, 2000.


                                                                     Percent
                                     Shares of Common Stock         of Voting
Name and Business Address            Beneficially Owned (l)         Securities
-------------------------            ----------------------         ----------
Anthony P. Johns                        1,883,456                       24.9%
CTI Data Solutions (USA), Inc.
2550 Eisenhower Avenue
Norristown, PA 19403

Rupert D. Armitage                        396,219  (1)                   5.2%
Ambit Research
100 New Kings Road
London SW64LX

Francis O. Hunnewell                      246,107  (2)                   3.2%
Hunnewell & Co.
10 Tremont Street, Suite 500
Boston, MA 02108

Fred H. Rohn                              100,754                        1.3%
Village Road
P.O. Box 714
New Vernon, NJ 07976

Graham Bevington                           17,938  (3)                   .02%
Mitel Telecom Ltd.
Portskewett
Monmouthshire
UK

All executive officers and directors
 as a group (5 persons)                 2,705,084  (1),(2),(3),(4)      35.1%


NOTES:

All shares are beneficially owned and the sole investment and voting power is held by the person named, except as set forth below. Each share of common stock has one vote.

   (1) Includes options exercisable into 60,000 shares of the Company's common stock.
   (2) Includes options exercisable into 30,000 shares of the Company's common stock.
   (3) Includes options exercisable into 15,000 shares of the Company's common stock.
   (4) Includes options for other officers exercisable into 20,000 shares of the Company's common stock.

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

         Index to Financial Statements                                    Page
         -----------------------------                                    ----

Report of Independent Auditors                                            F - 1

Consolidated Balance Sheets at March 31, 2000 and 1999                    F - 2

Consolidated Statements of Operations for the
 years ended March 31, 2000 and 1999                                      F - 4

Consolidated Statements of
 Stockholders' Equity  (Deficit) and
 Comprehensive Loss for the years
 ended March 31, 2000 and 1999                                            F - 5

Consolidated Statements of Cash Flows for the
 years ended March 31, 2000 and 1999                                      F - 6

Notes to Consolidated Financial Statements                                F - 8

         (b)  Reports on Form 8-K.

         The Company filed a Form 8-K with the Securities and Exchange Commission on February 22, 2000 in connection with the announcement of the signing of a definitive merger agreement with Centillion Data Systems.

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

         23.1  Consent of Deloitte and Touche LLP

         27.1 List of Subsidiaries of CTI Group (Holdings) Inc. as of March 31, 2000.

         27.2  Financial Data Schedule.