Form 10QSB
period 2000-06-30
CTI GROUP HOLDINGS INC
filed 2000-08-14
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____ .

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.
              ----------------------------------------------------
              (Exact name of Small Business Issuer in its charter)

                       DELAWARE                             51-0308583
            -------------------------------            ---------------------
            (State or other jurisdiction of                (IRS Employer
             incorporation of organization)            Identification Number)

       2550 Eisenhower Avenue, Norristown, PA                    19403
       -----------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

          Issuer's telephone number, including area code (610) 666-1700

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .



The number of shares of common stock par value $.01, outstanding as of August 11, 2000 was 7,621,505.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,       March 31,
                                                                         2000           2000
                                                                      ----------     ----------
                                                                       (Unaudited)

                   ASSETS

Current assets:

  Cash and cash equivalents                                           $   74,139    $   171,761

  Trade, accounts receivable less allowance
      for doubtful accounts of $95,423 and
      $97,717 at June 30, 2000 and
      March 31, 2000, respectively                                       954,643        857,390

  Inventories                                                              7,827          4,367

  Prepaid expenses                                                        58,445         97,949
                                                                      ----------     ----------
             Total current assets                                      1,095,054      1,131,467

Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $426,424
  and $402,441 at June 30, 2000
  and March 31, 2000, respectively                                       168,599        182,923

Computer software, net of accumulated
  amortization of $2,862,830 and $2,745,842
  at June 30, 2000 and March 31, 2000,
  respectively                                                           282,841        397,389

Other assets                                                               9,623          9,623
                                                                      ----------     ----------
                                                                      $1,556,117     $1,721,402
                                                                      ==========     ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                      June 30,       March 31,
                                                                        2000           2000
                                                                     -----------    -----------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

  Current portion of long-term debt                                   $   65,115     $   50,398

  Accounts payable                                                       237,191        135,570

  Other accrued expenses                                                 664,835        981,082

  Accrued merger costs                                                   374,979        243,981

  Accrued taxes payable                                                  143,114        143,114

  Deferred revenue                                                       649,378        521,957
                                                                      ----------     ----------
           Total current liabilities                                   2,134,612      2,076,102
                                                                      ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01; 50,000,000 shares
   authorized; 7,576,505 issued at June 30, 2000
   and 7,566,505 shares issued at March 31, 1999                          75,765         75,665

   Capital in excess of par value                                      8,660,946      8,524,057

   Accumulated deficit                                                (9,004,546)    (8,606,975)

   Other comprehensive income - Foreign
     currency translation                                                 95,740         58,953

   Less - Treasury stock, 140,250 shares at
     June 30, 2000 and March 31, 2000, at cost                          (406,400)      (406,400)
                                                                      ----------     ----------
          Total stockholders' equity                                    (578,495)      (354,700)
                                                                      ----------     ----------
                                                                      $1,556,117     $1,721,402
                                                                      ==========     ==========


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                             June 30,
                                                                     --------------------------
                                                                        2000            1999
                                                                     -----------     ----------

Sales                                                                $ 1,265,142     $2,003,117

Cost of sales (exclusive of depreciation and
   amortization)                                                         760,524        942,895
                                                                     -----------     ----------

Gross Profit                                                             504,618      1,060,222
                                                                     -----------     ----------

 Costs and expenses:
 Merger Costs                                                            268,575            -0-
 Selling, general and administrative expenses                            494,006        780,235
 Depreciation and amortization                                           140,971        142,806
                                                                     -----------     ----------
                                                                        $903,552       $923,041
                                                                     -----------     ----------
Income (loss) from operations                                           (398,934)       137,181

Other expenses (income)
  Interest expense net of interest income                                 (1,363)         1,724
                                                                     -----------     ----------
Net income (loss)                                                    $  (397,571)    $  135,457
                                                                     ===========     ==========

Other Comprehensive Income (loss)

       Foreign Currency Translation Adjustment                            36,787         17,737
                                                                     -----------     ----------
Comprehensive Income (loss)                                          $  (360,784)    $  153,194
                                                                     ===========     ==========

Basic and Diluted Net income (loss) per common share                 $     (0.05)    $     0.02
                                                                     ===========     ==========
Basic weighted average common shares outstanding                       7,429,588      6,944,135
                                                                     ===========     ==========
Diluted weighted average common shares outstanding                     7,429,588      7,105,258
                                                                     ===========     ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              June 30,
                                                                     --------------------------
                                                                        2000            1999
                                                                     -----------     ----------
Cash Provided By (Used In):
   Operating activities:
      Net Income                                                      $ (397,571)    $  135,457

      Adjustments to reconcile net income to cash
        provided by (used in) operations:
        Depreciation and amortization                                    140,971        142,806
        Provision for doubtful accounts                                    8,524         20,461
        Compensation expense related to issuance of stock options        134,492          3,876
      Changes in operating working capital:
        Increase in receivables, trade                                  (138,456)      (348,363)
        Increase in inventories                                           (3,460)        (5,071)
        Decrease (increase) in prepaid expenses                           35,724        (38,869)
        Increase (decrease) in accounts payable                          100,593        (78,841)
        Increase (decrease) in other accrued expenses                   (146,543)        53,777
        Increase (decrease) in deferred revenue                          156,675       (175,755)
                                                                     -----------     ----------
          Cash utilized in operating activities                         (109,051)      (290,522)
                                                                     -----------     ----------
   Investing Activities:
       Additions to equipment and leasehold improvements                 (12,100)       (23,357)
       Additions to computer software                                        -0-         (4,000)
                                                                     -----------     ----------
         Cash utilized in investing activities                           (12,100)       (27,357)
                                                                     -----------     ----------
   Financing Activities:
       Repayment of Debt                                                 (25,283)       (35,704)
       Exercised Options                                                   2,500            -0-
       Addition to Debt                                                   40,000            -0-
                                                                     -----------     ----------
         Cash provided by (utilizing in) financing activities             17,217        (35,704)
          Effect of exchange rates on cash                                 6,312         (9,896)
                                                                     -----------     ----------
   Decrease in cash and cash equivalents                                (103,934)      (353,583)
   Cash and cash equivalents, at beginning of period                     171,761        776,146
                                                                     -----------     ----------

   Cash and cash equivalents, at end of period                       $    74,139     $  412,667
                                                                     ===========     ==========

  Supplemental disclosures:
       Cash paid during the year for interest                        $       476     $    4,414



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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

Certain reclassifications have been made to the comparative June 30, 1999 data to conform to the current year's presentations.

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


NOTE 2: Going Concern and Management's Plan for Continuing Operations

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a deficiency in working capital of $1,039,558 at June 30, 2000 compared to a deficit of $944,635 at March 31, 2000 and has incurred a net loss of $397,571 for the three months ended June 30, 2000 compared to a net income of $135,457 for the three months ended June 30, 1999. In addition, the Company's line of credit, which was fully utilized as of March 31, 1999 was restructured to a term loan due in September 2000. In April 2000, the Company established an overdraft line of credit for use by CTI Data Solutions Ltd. for approximately $143,000. The overdraft line of credit bears interest at the bank's prime rate plus 2.87%, with interest payable quarterly. The overdraft line of credit which is available for a twelve month period is collateralized by CTI Data Solutions Ltd.'s trade receivables. CTI Data Solutions Ltd. net trade receivables amount to $471,672 as of June 30, 2000. As of June 30, 2000 the company has 100% available under the overdraft line of credit. On June 29, 2000 a director of the company issued a non interest bearing note in the amount of $40,000 with no maturity date.


These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to focus on improving revenue levels through increased marketing efforts and the identification of new distribution arrangements. The company anticipates that the pending mergers with Centillion and Celltech (see Note 3 to the consolidated financial statements) will significantly strengthen its financial position and its ability to continue as a going concern by providing increased revenues and cash resources. If the Company is not successful in its pending mergers, future actions could include further cost containment measures, consolidation of the product line, potential for additional private placement financing, and the pursuit of joint venture partnerships/source code transactions. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability. The disruption in management time associated with the pending merger and acquisition and the lack of capital resources has hampered the Company's ability to grow revenue.


NOTE 3: Pending Transactions

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

Centillion's right to enforce its patents, and its current and future patent infringement litigation and claims, are being transferred to a limited liability company that will be wholly owned by the Company (the "Tracking LLC"). As part of the merger consolidation, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company Class B common stock will be issued to the Centillion stockholders (the current Company common stock will be re-designated as Class A). The Company and the holders of Class B common stock have certain rights to convert the Class B common stock into Class A common stock at various times after the merger based on the value of the Tracking LLC at a Class A common stock value of $2.25 per share, for a maximum of 333,334 additional shares if issued within one year of closing, and thereafter at either 88% of the average market value at the time or 100% of the average market value at the time, depending upon the type and amount of the conversion. Affiliates of Centillion's current stockholders have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent infringement litigation.

The Centillion merger will be accounted for as a reverse acquisition due to the fact that former Centillion shareholders will own a majority of the outstanding shares of common stock and will control the combined company upon consummation of the transaction. As such, upon closing the transaction, the Company's assets will be revalued and the purchase price will be allocated to those assets and liabilities assumed by Centillion. The allocation of the purchase price will be dependent on the final appraisal yet to be received.

The Company has incurred costs related to the Centillion merger of $268,575 for the three months ended June 30, 2000 and $482,153 in the fiscal year ended March 31, 2000. Such cost are made up of legal, accounting, and consulting costs of $141,212 in the three months ending June 30, 2000 and $269,881 in the fiscal year ended March 31, 2000 and compensation expense of $127,363 in the three months ending June 30, 2000 and $212,272 in the fiscal year ended March 31, 2000 related to options granted to the Company's President and Chief Executive Officer ("CEO") which were contingent upon the Company entering into a merger agreement with Centillion (see Note 3). Such costs have been expensed as incurred due to the Company being the accounting acquiree in the transaction.

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

The Company will acquire Celltech with a combination of cash and stock for total consideration valued at $5,251,977. The purchase will include $262,599 in cash, and the balance of $4,989,378 will be satisfied by the issuance of 1,633,126 newly registered shares of common stock at an assumed value of $3.00 per share (subject to change based upon the fair market value on the closing date). The shares, to be issued at closing, may be adjusted based upon the average stock price during the twenty-day trading period prior to the closing to a maximum average price of $3.75 per share and a minimum of $2.25 per share.

The Company will account for the Celltech acquisition under the purchase method of accounting. The allocation of the purchase price will be dependent on the final appraisal yet to be received.

Consummation of the mergers are subject to certain customary conditions including regulatory and other approvals. The Company currently anticipates these transactions to be consummated in the second fiscal quarter of 2001. However there can be no assurance that either transaction will be consummated.



NOTE 4: Basic and Diluted Income (Loss) Per Common Share

Net income (or loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be dilutive potential common shares such as stock options. The effect of all dilutive potential common shares would have been to increase dilutive weighted average shares by 176,977 shares for the quarter ended June 30, 2000 resulting in dilutive weighted average shares of 7,606,585. Basic and diluted earnings per share were ($0.05) per share for the quarter ended June 30, 2000. Because the Company incurred losses for the quarter ended June 30, 2000, the effect of all dilutive potential common shares was antidilutive. Consequently, the Company's basic and diluted earnings per share were the same for the quarter ended June 30, 2000.

NOTE 5:  Income Taxes

The Company utilized the benefit of available net operating loss carry-forwards with an equivalent tax benefit to offset any tax liability as a result of income which arose in three months period ended June 30, 2000.

NOTE 6: Debt


A director of the company issued a non interest-bearing loan of $40,000 on June 29, 2000 to the Company. This loan has no maturity date.


NOTE  7: Segment Information

  The Company designs, develops, markets and supports data processing software and services for managing telecommunication systems. These business operations fall into two major classifications: telemanagement and billing and customer care. The Company's telemanagement products and services are used by organizations to optimize the usage of their telecommunication services and equipment and to control telephone expenses and uses. The Company's billing and customer care software products are used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and customer service operations. The Company conducts business in the United Kingdom and United States. Activities in the United Kingdom are primarily telemanagement activities. The Company has not provided product and service information for each segment presented because it is impractical to do so. A summary of the Company's operations by geographic area for the three months ended June 30, 2000 and 1999 is as follows:

                                    UK               USA               Consolidated
                                  -------------------------------------------------
        2000
        ----
Sales                             $  723,128        $  542,014            $1,265,142
                                  ==========        ==========            ==========
Income (loss) from operations     $ (282,355)       $ (116,579)           $ (398,934)
                                  ==========        ==========            ==========
Net income (loss)                 $ (280,821)       $ (116,750)           $ (397,571)
                                  ==========        ==========            ==========
Long-lived assets                 $  253,738        $  207,325            $  461,063
                                  ==========        ==========            ==========

          1999
          ----
Sales                             $1,362,366        $  640,751            $2,003,117
                                  ==========        ==========            ==========
Loss from operations              $   78,286        $   58,895            $  137,181
                                  ==========        ==========            ==========
Net income                        $   80,976        $   54,481            $  135,457
                                  ==========        ==========            ==========

The following table summarizes the Company's financial information by industry segment.

                                                               2000                  1999
                                                               ----                  ----
Revenues:
  Telemanagement                                             $1,084,390            $1,860,781
  Billing and customer care                                     180,752               142,336
                                                             ----------            ----------
Total Sales                                                  $1,265,142            $2,003,117


Net Income (loss):
  Telemanagement                                             $ (158,093)           $  102,467
  Billing and customer care                                      29,097                32,990
  Merger costs                                                 (268,575)                - 0 -
                                                             ----------            ----------
 Net Income (loss)                                           $ (397,571)           $  135,457



Depreciation and Amortization Expense:
  Telemanagement                                             $   72,899            $   74,734
  Billing and customer care                                      68,072                68,072
                                                             ----------            ----------
Total depreciation and amortization                          $  140,971            $  142,806


Total Assets:
  Telemanagement                                             $1,104,843
  Billing and customer care                                     451,274
                                                             ----------
        Total assets                                         $1,556,117



ITEM 2
         Management's Discussion and Analysis or Plan of Operation

Results of Operations


Revenues from operations decreased $737,975 to $1,265,142 for the three month period ended June 30, 2000, as compared to the corresponding period in the prior year. Revenues generated from CTI Data Solutions Ltd. amounted to $723,128 for the three month period ended June 30, 2000 as compared to $1,362,366 for the corresponding period in the prior year. Revenues generated for CTI Data Solutions Inc. amounted to $542,014 for three month period ended June 30, 2000 as compared to $640,751 for the corresponding period in the prior year. During calendar year 1999, customers purchased and replaced systems at an accelerated rate in anticipation of real or perceived Year 2000 software problems. This has resulted in soft market conditions and a depleted pipeline particularly in the Company's UK business. The revenue decrease was primarily associated with a decrease in telemanagement revenues to $1,084,390 for the three month period ended June 30, 2000 as compared to $1,860,781 in the corresponding period in the prior year offset by an increase in billing revenue of $180,752 for the three month period ended June 30, 2000 as compared to $142,336 in the corresponding period in the prior year. As demand from end users softened, the Company has redirected its marketing strategy to forming strategic alliances with major telecommunication providers. Management anticipates that our efforts in forming strategic alliances, focusing on our direct sales force and product enhancements should add incrementally to future business growth; however, there can be no assurance that we will be successful in such efforts.

Cost of Sales were 60% of revenues for three months ended June 30, 2000 as compared to 39% in the prior year period. The overall increase in cost of sales and corresponding decrease in gross margins was due primarily to a decline in telemanagement sales for the three months ended June 30, 2000, coupled with fixed costs that did not decline at the same rate as sales. Gross margins decreased to 40% for the three month period ended June 30, 2000 as compared to 61% the corresponding period in the prior year. Telemanagement gross margins decreased to 36% from 61% in the prior year offset by an increase in billing gross margins to 63% compared to 62% in the prior year.


Selling, general and administrative expenses decreased by $286,229 to maintain a 39% ratio to revenues for three months ended June 30, 2000 when compared to the same period in 1999. The decrease is the result of cost containment measures of the reduction in non-essential staff.


The Company incurred expenses totaling $268,575 for the three month period ended June 30, 2000 related to the pending merger with Centillion.


Depreciation and amortization expenses decreased by $1,835, a decrease of 1% over the same period last year .

Liquidity and Capital Resources

Cash and cash equivalents amounted to $74,139 as of June 30, 2000 compared to $171,761 as of March 31, 2000. The decrease in cash is the result of cash utilized in operations of approximately $109,051 which was related primarily to the net loss; cash utilized in investing activities related to the acquisition of fixed assets of approximately $12,100; and cash provided in financing activities of $17,217 which was primarily related to a $40,000 loan received from a director offset by repayment of debt of approximately $25,283.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a deficiency in working capital of $1,039,558 at June

30, 2000 compared to a deficit of $944,635 at March 31, 2000 and has incurred a net loss of $397,571 for the three months ended June 30, 2000 compared to a net income of $135,457 for the three months ended June 30, 1999. In addition, the Company's line of credit, which was fully utilized as of March 31, 1999 was restructured to a term loan due in September 2000. In April 2000, the Company established an overdraft line of credit for use by CTI Data Solutions Ltd. for approximately $143,000. The overdraft line of credit bears interest at the bank's prime rate plus 2.87%, with interest payable quarterly. The overdraft line of credit which is available for a twelve month period is collateralized by CTI Data Solutions Ltd.'s trade receivables. CTI Data Solutions Ltd. net trade receivables amount to $471,672 as of June 30, 2000. As of June 30, 2000 the company has 100% available under the overdraft line of credit. On June 29, 2000 a director of the company issued a non interest-bearing loan in the amount of $40,000 with no maturity date.


These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to focus on improving revenue levels through increased marketing efforts and the identification of new distribution arrangements. The company anticipates that the pending mergers with Centillion and Celltech (see Note 3 to the consolidated financial statements) will significantly strengthen its financial position and its ability to continue as a going concern by providing increased revenues and cash resources. If the Company is not successful in its pending mergers, future actions could include further cost containment measures, consolidation of the product line, potential for additional private placement financing, and the pursuit of joint venture partnerships/source code transactions. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability. The disruption in management time associated with the pending merger and acquisition and the lack of capital resources has hampered the Company's ability to grow revenue.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:
         None


ITEM 2 - Changes in Securities:
         None


ITEM 3 - Details Upon Senior Securities:
         Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         There were no matters submitted for a vote of security holders during the three months ended June 30, 2000.


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8 - K:
         (a) Exhibits - Amendment to the Company's Certificate of Incorporation for the increase in the authorized capital of the Company to 50,000,000 shares, $.01 par value incorporated by reference from the Proxy Statement filed with the Securities and Exchange Commission on September 17, 1999.
         (b) Form 8 K - Agreement and Plan of Merger, dated as of April 5, 2000, by and between CTI Group (Holdings) Inc. and Centillion Data Systems, Inc., incorporated by reference from Exhibit B to Form 8-K filed with the Securities and Exchange Commission on February 22, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Anthony P. Johns                                             August 14, 2000
--------------------                                             ---------------
Anthony P. Johns                                                      Date
Chairman & Chief Executive Officer