Form 10-Q
period 2000-09-30
CTI GROUP HOLDINGS INC
filed 2000-11-13
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000
OR

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

                  2550 Eisenhower Avenue, Norristown,            PA 19403
               -----------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

          Issuer's telephone number, including area code (610) 666-1700

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.


The number of shares of common stock par value $.01, outstanding as of November 8, 2000 was 7,661,505.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     September 30,        March 31,
                                                                          2000              2000
                                                                     -------------        ---------
                   ASSETS

Current assets:

  Cash and cash equivalents                                             $ 15,550     $  171,761

  Trade, accounts receivable less allowance
      for doubtful accounts of $132,848
      and $97,717 at September 30, 2000 and
      March 31, 2000, respectively                                       419,381        857,390

  Inventories                                                              6,909          4,367

  Prepaid expenses                                                        65,112         97,949
                                                                        --------     ----------
                    Total current assets                                 506,952      1,131,467

Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $451,893
  and $402,441 at September 30, 2000 and
  March 31, 2000, respectively                                           165,510        182,923

Computer software, net of accumulated
  amortization of $2,986,260 and $2,745,842
  at September 30, 2000 and March 31, 2000,
  respectively                                                           168,643        397,389



Other assets                                                               9,623          9,623
                                                                        --------     ----------

                                                                        $850,728     $1,721,402
                                                                        ========     ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                                     September 30,     March 31,
                                                          2000           2000
                                                     -------------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY


  Current liabilities:

  Note and loan payable                             $   290,000    $    50,398

  Accounts payable                                      317,722        135,570

  Other accrued expenses                                545,863        981,082

  Accrued merger costs                                  579,408        243,981

  Accrued taxes payable                                 141,900        143,114

  Deferred revenue                                      517,334        521,957
                                                    -----------    -----------
                Total current liabilities             2,392,227      2,076,102
                                                    -----------    -----------

Commitments and contingencies

 Stockholders' equity:
  Common stock, par value $.01; 50,000,000 shares
  authorized; 7,651,505 issued at September 30, 2000
  and 7,566,505 shares issued at March 31, 2000          76,515         75,665

   Capital in excess of par value                     8,814,070      8,524,057

   Accumulated deficit                              (10,097,030)    (8,606,975)

   Other comprehensive income - Foreign
     currency translation                                71,346         58,953

   Less - Treasury stock, 140,250 shares               (406,400)      (406,400)
                                                    -----------    -----------
                Total stockholders' equity           (1,541,499)      (354,700)
                                                    -----------    -----------
                                                    $   850,728    $ 1,721,402
                                                    ===========    ===========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Six-Months Ended
                                                             September 30,
                                                     ---------------------------
                                                         2000            1999
                                                     -----------    ------------

Sales                                                $ 2,145,097    $ 3,965,721

Cost of sales (exclusive of depreciation and
   amortization)                                       1,412,138      1,978,048
                                                     -----------    -----------

Gross Profit                                             732,959      1,987,673
                                                     -----------    -----------

Costs and expenses:

 Selling, general and administrative expenses          1,352,061      1,234,372
 Depreciation and amortization                           280,638        277,555

 Merger Costs                                            590,152            -0-
                                                     -----------    -----------
                                                     $ 2,222,851    $ 1,511,927
                                                     ===========    ===========

Income (loss) from operations                         (1,489,892)       475,746

Other expenses
  Interest expense net of interest income                    163          2,857
                                                     -----------    -----------
Net income (loss)                                    $(1,490,055)   $   472,889
                                                     ===========    ===========

Other Comprehensive income (loss)

       Foreign currency translation adjustment            12,393        (15,209)
                                                     -----------    -----------
Comprehensive income (loss)                          $(1,477,662)   $   457,680
                                                     ===========    ===========

Basic and diluted net income (loss) per common share $     (0.20)   $      0.07
                                                     ===========    ===========
Basic weighted average common shares outstanding       7,460,422      6,972,301
                                                     ===========    ===========
Diluted weighted average common shares outstanding     7,460,422      7,159,679
                                                     ===========    ===========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three-Months Ended
                                                           September 30,
                                                     ---------------------------
                                                         2000           1999
                                                     -----------    ------------

Sales                                                $   879,955    $ 1,962,604

Cost of sales (exclusive of depreciation and
   amortization)                                         651,614      1,035,153
                                                     -----------    ------------

Gross Profit                                             228,341        927,451
                                                     -----------    ------------

Costs and expenses:


 Selling, general and administrative expenses            847,841        454,137
 Depreciation and amortization                           139,667        134,749
 Merger Costs                                            331,791            -0-
                                                     -----------    ------------
                                                     $ 1,319,299    $   588,886
                                                     -----------    ------------
Income (loss) from operations                         (1,090,958)       338,565

Other expenses
  Interest expense net of interest income                  1,526          1,133
                                                     -----------    ------------
Net income (loss)                                    $(1,092,484)   $   337,432
                                                     ===========    ===========

Other Comprehensive income (loss)

       Foreign currency translation adjustment            24,394        (32,946)
                                                     -----------    ------------
Comprehensive income (loss)                          $(1,068,090)   $   304,486
                                                     ===========    ===========

Basic and diluted net income (loss) per common share $     (0.15)   $      0.05
                                                     ===========    ===========
Basic weighted average common shares outstanding       7,491,255      7,000,467
                                                     ===========    ===========
Diluted weighted average common shares outstanding     7,491,255      7,196,992
                                                     ===========    ===========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six-Months Ended
                                                                           September 30,
                                                                    ---------------------------
                                                                        2000            1999
                                                                    ------------     ----------
Cash Provided By (Used In):
   Operating activities:

      Net (Loss) Income                                             $ (1,490,055)    $ 472,889
      Adjustments to reconcile net income to cash
        provided by (used in) operations:
        Depreciation and amortization                                    280,638       277,555
        Provision for doubtful accounts                                   46,973        (1,586)
        Compensation expense related to issuance
         of stock options                                                268,716        26,140
     Changes in operating working capital:
        Decrease (increase) in receivables, trade                        332,855      (232,869)
        Increase in inventories                                           (2,542)      (11,616)
        Decrease in prepaid expenses                                      25,083        23,047
        Increase (decrease) in accounts payable                          177,484       (45,461)
        Increase (decrease) in other accrued expenses                   (41,840)      (187,871)
        Increase (decrease) in deferred revenue                           29,509      (331,811)
                                                                     -----------     ---------
          Cash utilized in operating activities                         (373,179)      (11,583)
                                                                     -----------     ---------
   Investing Activities:
       Additions to equipment and leasehold
        improvements                                                     (34,480)      (50,149)
       Additions to computer software                                        -0-        (4,000)
                                                                     -----------     ---------
         Cash utilized in investing activities                           (34,480)      (54,149)
                                                                     -----------     ---------
   Financing Activities:
       Repayment of Debt                                                 (50,398)     (118,429)
       Exercised Stock Options                                            22,150            -0-
       Additional Borrowings                                             290,000            -0-
                                                                     -----------     ---------
         Cash provided by (utilizing in) financing
          activities                                                     261,752      (118,429)

          Effect of exchange rates on cash                               (10,304)      (15,336)
                                                                     -----------     ---------

Decrease in cash and cash equivalents                                   (156,211)     (199,497)
Cash and cash equivalents, at beginning of period                        171,761       776,146
                                                                     -----------     ---------

   Cash and cash equivalents, at end of period                       $    15,550     $ 576,649
                                                                     ===========     =========

  Supplemental disclosures:
       Cash paid during the year for interest                        $     1,110     $  10,117

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

NOTE 2: Going Concern and Management's Plan for Continuing Operations

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a deficiency in working capital of $1,885,275 at September 30, 2000 compared to a deficit of $944,635 at March 31, 2000 and has incurred a net loss of $1,490,055 for the six months and $1,092,484 for the three months ended September 30, 2000 compared to a net income of $472,889 for the six months and $337,432 for the three months ended September 30, 1999. The Company's financing activities have enabled the Company to support existing operating activities. In April 2000, the Company established an overdraft line of credit for use by CTI Data Solutions Ltd. for approximately $140,000. The overdraft line of credit bears interest at the bank's prime rate plus 2.87%, with interest payable quarterly. On June 29, 2000 a director of the company issued a non interest bearing note in the amount of $40,000 with no maturity date. As of September 30, 2000 the Company had approximately $65,000 available under the overdraft line of credit. On September 13, 2000 Centillion Data Systems Inc. ("Centillion") issued a 10% interest bearing loan for working capital purpose in the amount of $250,000 which matures the earlier of September 30, 2001 or the consummation of the pending merger with Centillion (see Note 3).

On October 26, 2000 the loan was increased by an additional $300,000. The Company's loans are collateralized by its trade receivables.

These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to focus on improving revenue levels through increased marketing efforts and the identification of new distribution arrangements. The Company anticipates that the pending mergers with Centillion and Celltech Information Systems Inc. ("Celltech") (see Note 3 to the consolidated financial statements) will significantly strengthen its financial position and its ability to continue as a going concern by providing increased revenues and cash resources. If the Company is not successful in its pending mergers, future actions could include further cost containment measures, consolidation of the product line, potential for additional private placement financing, and the pursuit of joint venture partnerships/source code transactions. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability. The disruption in management time associated with the pending merger and acquisition and the lack of capital resources have hampered the Company's ability to grow revenue and has had an unfavorable impact on cash flows.

NOTE 3: Pending Transactions

On February 3, 2000 the Company entered into an Agreement and Plan of Merger with Centillion which was further amended on October 26, 2000 pursuant to which Centillion's telecommunications billing business will be merged into the Company. Centillion is a telecommunication company with annual billing revenues of approximately $10.9 million.

Centillion will divest itself of all businesses other than its billing business, and Centillion's shareholders will initially receive 13,295,837 shares of the Company's Common Stock.

The Centillion businesses that are not related to the billing business are being transferred to a limited liability company (that will be owned by current Centillion shareholders) in exchange for a Promissory Note that will be approximately $10,000,000, which the Company will acquire in the merger. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of Common Stock to the Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the Common Stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's Common Stock are to be issued for the appraised value at 88% of the average market price at the time.

Centillion's patents, its right to enforce its patents, and its current and future patent infringement litigation and claims, are being transferred to a limited liability company that will be wholly owned by the Company (the "Tracking LLC"). The Tracking LLC will execute a perpetual irrevocable royalty-free license agreement authorizing Centillion and, after the merger, CTI to use the patents. As part of the merger consolidation, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company Class B common stock will be issued to the Centillion stockholders (the current Company common stock will be re-designated as Class A). The Company and the holders of Class B common stock have certain rights to convert the Class B common stock into Class A common stock at various times after the merger based on the value of the Tracking LLC at a Class A common stock value at the lower of $1.50 per share or 88% of the average market value at that time, for a maximum of 1 million additional shares if issued within 25 months after closing, otherwise, at 88% of the average market value at that time, or 100% of the average market value at the time, depending upon the type and amount of conversion. Affiliates of Centillion's current stockholders have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent infringement litigation.

The Centillion merger will be accounted for as a reverse acquisition because former Centillion shareholders will own a majority of the outstanding shares of common stock and will control the combined company upon consummation of the transaction. As such, upon closing the transaction, the Company's assets will be revalued and the purchase price will be allocated to those assets and liabilities assumed by Centillion. The allocation of the purchase price will be dependent on the final appraisal yet to be received.

The Company has incurred costs related to the Centillion merger of $590,152 for the six months ended September 30, 2000 and $482,153 in the fiscal year ended March 31, 2000. Such cost are made up of legal, accounting, and consulting costs of $335,426 in the six months ending September 30, 2000 and $269,881 in the fiscal year ended March 31, 2000 and compensation expense of $254,726 in the six months ending September 30, 2000 and $212,272 in the fiscal year ended March 31, 2000 related to options granted to the Company's President and Chief Executive Officer ("CEO") to purchase up to 300,000 shares of the Company's common stock, which were contingent upon the Company entering into a merger agreement with Centillion (see Note 3). Such costs have been expensed as incurred due to the Company being the accounting acquiree in the transaction. At the CEO's request, subsequent to September 30, 2000, the board of directors cancelled the remaining unvested options to purchase 200,000 shares of the Company's common stock.

On April 6, 2000 the Company entered into an Agreement and Plan of Merger with Celltech which is contingent on the consummation of the Centillion merger. Celltech provides custom software development, customer management systems, billing and other services to the media of multi-service telecommunications providers, and had net annual billing revenues of approximately $6.4 million.

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

Consummation of the mergers is subject to certain customary conditions including regulatory and other approvals. The Company currently anticipates that these transactions will be consummated in the third fiscal quarter of 2001. However there can be no assurance that either transaction will be consummated.

NOTE 4: Basic and Diluted Income (Loss) Per Common Share

  Net income (or loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be dilutive potential common shares such as stock options. The effect of all dilutive potential common shares would have been to increase dilutive weighted average shares by 112,918 shares for the six months and 111,342 shares for the three months ended September 30, 2000 resulting in dilutive weighted average shares of 7,573,340 for the six months and 7,602,597 for the three months ended September 30, 2000. Basic and diluted loss per share was $0.20 per share for the six months and $.15 for the three months ended September 30, 2000. Because the Company incurred losses for the six months and quarter ended September 30, 2000, the effect of all dilutive potential common shares was antidilutive. Consequently, the Company's basic and diluted earnings per share were the same for the six months and quarter ended September 30, 2000.

NOTE 5:  Income Taxes

The Company utilized the benefit of available net operating loss carry-forwards with an equivalent tax benefit to offset any tax liability as a result of income which arose in the three and six months period ended September 30, 1999.

NOTE 6: Note and Loan Payable

A director of the company issued a non interest-bearing loan of $40,000 on June 29, 2000 to the Company. This loan has no maturity date. On September 13, 2000 Centillion issued a 10% interest bearing loan in the amount of $250,000 for working capital purposes which matures on the earlier of the closing of the Centillion merger or September 12, 2001. On October 26, 2000 Centillion loaned an additional $300,00 to the company for working capital purposes under the same terms of the existing loan. The loan is collateralized by trade receivables of the Company.

NOTE  7: Segment Information

  The Company designs, develops, markets and supports data processing software and services for managing telecommunication systems. These business operations fall into two major classifications: telemanagement and billing and customer care. The Company's telemanagement products and services are used by organizations to optimize the usage of their telecommunication services and equipment and to control telephone expenses and uses. The Company's billing and customer care software products are used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and customer service operations. The Company conducts business in the United Kingdom and the United States. Activities in the United Kingdom are primarily telemanagement activities. The Company has not provided product and service information for each segment presented because it is impractical to do so. A summary of the Company's operations by geographic area for the three and six months ended September 30, 2000 and 1999 is as follows:

                                  3 Months Ended                                  6 Months Ended
                                   September 30,                                   September 30,
                        UK              USA       Consolidated          UK              USA        Consolidated
                    -------------------------------------------     --------------------------------------------
 2000

Sales               $  399,898      $ 480,057      $   879,955      $1,123,025      $1,022,072      $ 2,145,097
                    ==========      =========      ===========      ==========      ==========      ===========
Income (loss)
from operations     $ (292,150)     $(798,808)     $(1,090,958)     $ (569,987)     $ (919,905)     $(1,489,892)
                    ==========      =========      ===========      ==========      ==========      ===========
Net income (loss)   $ (291,588)     $(800,896)     $(1,092,484)     $ (572,409)     $ (917,646)     $(1,490,055)
                    ==========      =========      ===========      ==========      ==========      ===========
                                                                                                    ----
Long-lived assets   $  246,994      $  96,782      $   343,776      $  246,994      $   96,782      $   343,776
                    ==========      =========      ===========      ==========      ==========      ===========

1999

Sales               $1,381,915      $ 580,689      $ 1,962,604      $2,744,281      $1,221,440      $ 3,965,721
                    ==========      =========      ===========      ==========      ==========      ===========
Income (loss)
from operations     $  325,763      $  12,802      $   338,565      $  404,048      $   71,698      $   475,746
                    ==========      =========      ===========      ==========      ==========      ===========
Net income (loss)   $  328,107      $   9,325      $   337,432      $  409,083      $   63,807      $   472,889
                    ==========      =========      ===========      ==========      ==========      ===========
Long-lived assets   $  263,310      $ 534,620      $   797,930      $  267,310      $  534,620      $   797,930
                    ==========      =========      ===========      ==========      ==========      ===========

The following table summarizes the Company's financial information by industry segment.

                                              3 Months Ended                    6 Months Ended
                                               September 30,                     September 30,
                                           2000              1999            2000              1999
Revenues:
  Telemanagement                       $   722,289       $1,793,928      $ 1,806,679       $3,654,709
  Billing and customer care                157,666          168,676          338,418          311,012
                                       -----------       ----------      -----------       ----------
Total sales                            $   879,955       $1,962,604      $ 2,145,097       $3,965,721

Net Income (loss):
  Telemanagement                       $  (601,499)      $  277,035      $  (191,574)      $  334,502
  Billing and customer care               (159,194)          60,397         (130,097)          93,387
  Merger costs                            (331,791)              -0-        (590,142)              -0-
                                       -----------       ----------      -----------       ----------
  Net Income (loss)                    $(1,092,484)      $  337,432      $(1,490,055)      $  472,889

Depreciation and Amortization Expense:
   Telemanagement                      $    72,153       $   67,235      $   145,052       $  141,968
   Billing and  customer care          $    67,514       $   67,514      $   135,586       $  135,587
                                       -----------       ----------      -----------       ----------
   Total depreciation and
    amortization                       $   139,667       $  134,749      $   280,638       $  277,555

Total Assests:
   Telemanagement                      $   604,017                       $   604,017
   Billing and customer care           $   246,711                       $   246,711
                                       -----------                       -----------
   Total assets                        $   850,728                       $   850,728


ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Revenues from operations decreased $1,820,624 to $2,145,097 for the six month and $1,082,649 to $879,955 for the three month period ended September 30, 2000, as compared to the corresponding period in the prior year. Revenues generated from CTI Data Solutions Ltd. amounted to $1,123,025 for the six months and $399,898 for the three month period ended September 30, 2000 as compared to $2,744,281 for the six months and $1,381,915 for the three months for the corresponding period in the prior year. Revenues generated for CTI Data Solutions Inc. amounted to $1,022,072 for the six months and $480,057 for three month period ended September 30, 2000 as compared to $1,221,440 for the six month and $580,689 for the three month corresponding periods in the prior year. During calendar year 1999, customers purchased and replaced systems at an accelerated rate in anticipation of real or perceived Year 2000 software problems. This has resulted in soft market conditions during calendar year 2000 and a depleted pipeline, particularly in the Company's UK business. The UK business revenue stream is primarily dependent on new product sales while the US business is also supported by ongoing call processing revenues. The lack of financial resources has inhibited the Company's marketing and sales effort. The revenue decrease was primarily associated with a decrease in telemanagement revenues to $1,806,679 for the six months and to $722,289 for the three month period ended September 30, 2000 as compared to $3,654,709 for the six months and $1,793,928 for the three month corresponding period in the prior year offset by an increase in billing revenue to $338,418 for the six month period ended September 30, 2000 as compared to $311,012 in the corresponding period in the prior year despite a slight decrease in billing revenue to $157,666 in the three months ended September 30, 2000 as compared to $168,676 in the corresponding period in the prior year. Telemanagement revenues have decreased primarily as a result of lower product sales and installation. Billing revenue increased for the six months ended September 2000 as compared to the comparable period in the prior year as a result of increased call processing activities for billing services. As demand from end users softened, the Company has redirected its marketing strategy to forming strategic alliances with major telecommunication providers. Management anticipates that our efforts in forming strategic alliances, focusing on our direct sales force and product enhancements should add incrementally to future business growth; however, there can be no assurance that we will be successful in such efforts.

Cost of Sales were 66% of revenues for the six months and 74% of revenues for the three month ended September 30, 2000 as compared to 50% in the six month and 53% in the three month period in the prior year. The overall increase in cost of sales and corresponding decrease in gross margins was due primarily to a decline in telemanagement sales for the six month and three month period ended September 30, 2000, coupled with fixed costs that did not decline at the same rate as sales. Gross margins decreased to 34% for the six month and 26% for the three month period ended September 30, 2000 as compared to 50% in the six month and 47% in the three month period in the prior year. Telemanagement gross margins decreased to 29% for the six month period and to 18% for the three month period ended September 30, 2000 as compared to 50% for the six month and 45% for the three month period in the prior year. Billing and customer care gross margins increased to 62% for the six month period ended September 30, 2000 as compared to 58% for the same period in the prior year. Billing and customer care gross margins decreased to 61% for the three month period ended September 30, 2000 as compared to 70% for the same period in the prior year.

Selling, general and administrative expenses increased by $117,689 to $1,352,061 for the six month and increased by $393,704 to $847,841for the three month period ended September 30, 2000. The increase in costs was primarily attributable to increased cash compensation and stock option compensation costs corresponding with increased professional fees.

The Company incurred expenses totaling $590,152 for the six month period and $331,791 for the three month period ended September 30, 2000 related to the pending merger with Centillion and Celltech.

Depreciation and amortization expenses increased by $3,083 to $280,638 for the six month and increased by $4,918 to $139,667 for the three month period ended September 30, 2000.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $15,550 as of September 30, 2000 compared to $171,761 as of March 31, 2000. The decrease in cash is the result of cash utilized in operations of $373,179 which was related primarily to the net loss, partially offset by noncash charges and charges in operating working capital combined with cash utilized in investing activities related to the acquisition of fixed assets of approximately $34,400 partially offset by cash provided in financing activities of $261,752 which was primarily related to a $40,000 loan received from a director and a loan from Centillion of $250,000 offset by repayment of debt of $50,398.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a deficiency in working capital of $1,885,276 at September 30, 2000 compared to a deficit of $944,635 at March 31, 2000 and has incurred a net loss of $1,490,055 for the six months and $1,092,484 for the three months ended September 30, 2000 compared to a net income of $472,889 for the six months and $337,432 for the three months ended September 30, 1999. The Company's financing activities have enabled the Company to support existing operating activities. In April 2000, the Company established an overdraft line of credit for use by CTI Data Solutions Ltd. for approximately $140,000. The overdraft line of credit bears interest at the bank's prime rate plus 2.87%, with interest payable quarterly. The overdraft line of credit which is available for a twelve month period is collateralized by CTI Data Solutions Ltd.'s trade receivables. On June 29, 2000 a director of the company issued a non interest bearing note in the amount of $40,000 with no maturity date. As of September 30, 2000 the Company had approximately $65,000 available under the overdraft line of credit. On September 13, 2000 Centillion issued a 10% interest bearing loan for working capital purpose in the amount of $250,000 which matures earlier of the closing of the merger with Centillion or September 12, 2001. On October 26, 2000 the loan was increased by an additional $300,000. The Company's loans are collateralized by its trade receivables.

These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to focus on improving revenue levels through increased marketing efforts and the identification of new distribution arrangements. The Company anticipates that the pending mergers with Centillion and Celltech (see Note 3 to the consolidated financial statements) will significantly strengthen its financial position and its ability to continue as a going concern by providing increased revenues and cash resources. If the Company is not successful in its pending mergers, future actions could include further cost containment measures, consolidation of the product line, potential for additional private placement financing, and the pursuit of joint venture partnerships/source code transactions. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability. The disruption in management time associated with the pending merger and acquisition and the lack of capital resources has hampered the Company's ability to grow revenue and has had an unfavorable impact on cash flows.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:
         None


ITEM 2 - Changes in Securities:
         None


ITEM 3 - Details Upon Senior Securities:
         Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         There were no matters submitted for a vote of security holders during the three months ended September 30, 2000.


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8 - K:
         10.20  First Amendment to Agreement and Plan of Merger dated May 1,
                2000
         10.21  Second Amendment of Agreement and Plan of Merger dated May 1,
                2000
         10.22  Third Amendment to Agreement and Plan of Merger dated July 26,
                2000
         10.23 Fourth Amendment to Agreement and Plan of Merger dated October 26, 2000
         10.24 Amended and Restated Loan and Security Agreement dated October 26, 2000
         10.25  Amended and Restated Promissory Note dated October 26, 2000

         There were no reports filed under Form 8-K during the three months ended September 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/Anthony P. Johns
-------------------
Anthony P. Johns                                         Date: November 14, 2000
Chairman & Chief Executive Officer

10.20

                FIRST AMENDMENT TO AGREEMENT AND PLAN OF MERGER


         This FIRST AMENDMENT TO AGREEMENT AND PLAN OF MERGER is made this 1st day of May, 2000 by and between Centillion Data Systems, Inc. ("Centillion") and CTI Group Holdings, Inc. ("CTI Group").

                                   BACKGROUND

         A. Centillion agreed to merge with and into CTI Group pursuant to the Agreement and Plan of Merger ("Agreement") dated as of February 3, 2000.

         B. Section 7.1(b) of the Agreement provides that either Centillion or CTI Group may terminate the Agreement if the Effective Time (as defined therein) does not occur on or before June 30, 2000 (the "Termination Date").

         C. The parties hereto have mutually agreed to amend the Agreement to reflect a new Termination Date.

         NOW, THEREFORE, in consideration of the foregoing and intending to be legally bound hereby, the parties hereto agree as follows:

         Section 7.1(b) of the Agreement shall be deleted in its entirety and replaced as follows:

            (b) by either Centillion or CTI Group if the Effective Time shall not have occurred on or before September 30, 2000 (the "Termination Date"); provided, however, that the right to terminate this Agreement and under this Section 7.1(b) shall not be available to any party whose intentional failure to fulfill any material obligation under this Agreement has caused, or resulted in, the failure of the Effective Time to occur on or before the Termination Date;

         IN WITNESS WHEREOF, the parties have executed this Amendment the day and year first written above.


CENTILLION DATA SYSTEMS, INC.               CTI GROUP HOLDINGS, INC.


By: /s/ John M. Cauffman                    By: /s/Anthony P. Johns
    --------------------                        -------------------

Name: John M. Cauffman                      Name:  Anthony P. Johns

Title: President & CEO                      Title:  Chairman/CEO

10.21

                SECOND AMENDMENT TO AGREEMENT AND PLAN OF MERGER


         This SECOND AMENDMENT TO AGREEMENT AND PLAN OF MERGER is made this 1st day of May, 2000 by and between Centillion Data Systems, Inc. ("Centillion") and CTI Group Holdings, Inc. ("CTI Group").

                                   BACKGROUND

         A. Centillion agreed to merge with and into CTI Group pursuant to the Agreement and Plan of Merger ("Agreement") dated as of February 3, 2000.

         B. Section 3(a) of Exhibit A to the Agreement provides that the shares of Class CTIG B Common Stock may be converted into CTIG Class A Common Stock at a conversion rate equal to $2.25 per share for the first one (1) million shares and 88% of the then Current Market Value of CTIG Class A Common Stock for those shares converted in excess of one (1) million.

         C. The parties have mutually agreed that only the first 333,334 and not the first one (1) million shares of CTIG Class B Common Stock converted into CTIG Class A Common Stock shall be converted at $2.25 per share as currently reflected in the Agreement.

         NOW, THEREFORE, in consideration of the foregoing and intending to be legally bound hereby, the parties hereto agree as follows:

         Section 3(a) of the Agreement shall be deleted in its entirety and replaced as follows:

            (a) Conversion at the Corporation's Election. During the Initial Conversion Period the shares of Class B Common Stock shall be subject, in the sole discretion of the Board of Directors, to conversion into a number of shares of Class A Common Stock equal in value, on a per share equivalent basis, to the value of Centillion LLC, with the number of shares into which the Class B Common Stock will be converted to be determined as follows: during the first twelve (12) months of the Initial Conversion Period, the conversion would be based on the Class A Common Stock valued at (A) $2.25 per share (for the first 333,334 shares of Class A Common Stock so issued) and (B) an amount equal to 88% of the then Current Market Value of the Class A Common Stock, for any additional shares of Class A Common Stock (beyond 333,334 shares) so issued. During the remainder of the Initial Conversion Period all of the Class A Common Stock to be issued upon conversion of the Class B Common Stock under this Section 3(a) would be valued at an amount equal to 88% of the then current market value of the Class A Common Stock.


         IN WITNESS WHEREOF, the parties have executed this Second Amendment the day and year first written above.


CENTILLION DATA SYSTEMS, INC.               CTI GROUP HOLDINGS, INC.


By: /s/ John M. Cauffman                    By: /s/ Anthony P. Johns
    --------------------                        --------------------

Name: John M. Cauffman                      Name: Anthony P. Johns

Title: President & CEO                      Title: Chairman/CEO

10.22

                 THIRD AMENDMENT TO AGREEMENT AND PLAN OF MERGER


         This THIRD AMENDMENT TO AGREEMENT AND PLAN OF MERGER ("Amendment") is made this 26th day of July, 2000 by and between Centillion Data Systems, Inc. ("Centillion") and CTI Group Holdings, Inc. ("CTI Group").

                                   BACKGROUND

         A. Centillion agreed to merge with and into CTI Group pursuant to that certain Agreement and Plan of Merger ("Agreement") dated as of February 3, 2000.

         B. The Securities and Exchange Commission ("SEC") has reviewed a proxy statement to be delivered to the CTI Group shareholders in connection with the shareholder vote to approve the Agreement.

         C. The SEC has requested modifications to the proxy statement, which will require that clarification be made in certain provisions of Exhibit A to the Agreement.

         D. The parties have mutually agreed to revise Exhibit A of the Agreement and other provisions of the Agreement in accordance with the provisions set forth in this Amendment.

         NOW, THEREFORE, in consideration of the foregoing and intending to be legally bound hereby, the parties hereto agree as follows:

         1. Section 1.5(b)(ii) shall be modified by deleting the second sentence in its entirety and replacing it as follows:

            The option shall be exercised by Centillion having, at the Effective Time, the balance sheet of Centillion reflecting cash of not less than $8,000,000 less all expenditures made by Centillion relating to the development of Billing Business software (not to exceed $1,500,000) in fiscal year 2000 in lieu of the $6,500,000 provided for in Section 6.2(d).

         2. Section 6.2(d)(ii) shall be deleted in its entirety and replaced as follows:

            cash of not less than $6,500,000 (or $8,000,000 less all expenditures made by Centillion relating to the development of Billing Business software (not to exceed $1,500,000) in fiscal year 2000 in the event that Centillion exercises the option provided for in Section 1.5(b)(ii));

         3. Section 6.2(d)(iv)(x) of the Agreement shall be deleted in its entirety and replaced as follows:

            $8,000,000 of cash.

         4. Section 5 of Exhibit A to the Agreement shall be deleted in its entirety and replaced as follows:

         5. Liquidation.

         In the event of a liquidation, dissolution or winding up of the corporation, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the corporation the holders of the shares of Class A Common Stock and the holders of the shares of Class B Common Stock shall share in the aggregate in the funds of the Corporation as follows:

         Class A Common Stock shall receive the proportion represented by (1) the net assets of the corporation without regard to the net assets of Centillion LLC divided by (2) the net assets of the corporation.

         Class B Common Stock shall receive the proportion represented by (1) the net assets of Centillion LLC divided by (2) the net assets of the corporation.

         Neither the consolidation or merger of the corporation with or into any other corporation or corporations nor the sale, transfer or lease of all or substantially all of the assets of the corporation shall itself be deemed to be a liquidation, dissolution or winding up of the corporation within the meaning of this Paragraph 5 of this Article. Notwithstanding anything to the contrary herein, the holders of the Class B Common Stock shall have no rights to the specific assets owned by Centillion LLC at the time of liquidation, dissolution or winding up of the Corporation.

         5. The definition of "Covered Disposition" contained in Section 8 of Exhibit A to the Agreement shall be deleted in its entirety and replaced as follows:

         "Covered Disposition" shall mean: (a) any direct or indirect sale, transfer or conveyance by the Corporation of fifty percent (50%) or more of its equity interest in the LLC; or (b) any grant of any pledge or other security interest in fifty percent (50%) or more of the equity interest of the Corporation in Centillion LLC; or IN WITNESS WHEREOF, the parties have executed this Third Amendment the day and year first written above.

CENTILLION DATA SYSTEMS, INC.               CTI GROUP HOLDINGS, INC.


By: /s/John M. Cauffman                     By: /s/Anthony P. Johns
    -------------------                         --------------------

Name: John M. Cauffman                      Name: Anthony P. Johns

Title: President & CEO                      Title:  Chairman/CEO

10.23

                FOURTH AMENDMENT TO AGREEMENT AND PLAN OF MERGER


         This FOURTH AMENDMENT TO AGREEMENT AND PLAN OF MERGER is made this 26th day of October, 2000 by and between Centillion Data Systems, Inc. ("Centillion") and CTI Group (Holdings) Inc. ("CTI Group").

                                   BACKGROUND

         A. Centillion agreed to merge with and into CTI Group pursuant to the Agreement and Plan of Merger ("Agreement") dated as of February 3, 2000.

         B. In accordance with that First Amendment to Agreement and Plan of Merger ("First Amendment") dated May 1, 2000, Centillion and CTI Group agreed to amend the Termination Date to September 30, 2000.

         C. Section 7.1(b) of the Agreement as amended by the First Amendment provides that either Centillion or CTI Group may terminate the Agreement if the Effective Time (as defined therein) does not occur on or before September 30, 2000 (the "Termination Date").

         D. Exhibit "D" to the Agreement contains a promissory note to be executed in favor of Centillion in an amount not to exceed $11,500,000 (the "Note"). The Note includes a reference to an Exhibit "A" that contains a listing of the collateral which secures repayment of the Note. Exhibit "A" was not attached to the Note.

         E. The parties hereto have mutually agreed to amend the Agreement to reflect a new Termination Date and modify certain other terms of the Agreement, subject to the conditions set forth herein.

         NOW, THEREFORE, in consideration of the foregoing and intending to be legally bound hereby, the parties hereto agree as follows:

         1. Section 1.5(b) of the Agreement shall be deleted in its entirety and replaced as follows:

            (b) At the Effective Time by virtue of the Merger and without any action on the part of the holders thereof (in each of the following cases other than such shares owned or held by CTI Group or Centillion, which shall automatically be retired and shall cease to exist, and no consideration shall be delivered in exchange therefor, and other than Dissenting Shares):

                (i) The shares of capital stock of Centillion issued and outstanding immediately prior to the Effective Time (the "Centillion Capital Stock"), shall be converted into the following (the "Merger Consideration") pro rata, on a per share equivalent basis:

                (A) 13,295,837 shares of Class A Common Stock;

                (B) 2,833,334 shares of Class B Common Stock;

                (C) The right to receive additional shares of Class A Common
                    Stock on the terms and conditions set forth in Section 1.15 hereof (the "Additional Stock Rights"); and

                (D) Class A Common Stock equal in value to the amount of Patent
                    Proceeds (as defined in Section 6.2(d)) reflected on Centillion's balance sheet at the Effective Time, with the number of shares to be issued to be the number of shares with Class A Common Stock valued at (i) the lower of $1.50 per share or 88% of the Current Market Value of Class A Common Stock at the Effective Time (for the first 1 million shares of Class A Common Stock so issued) and (ii) 88% of the Current Market Value of the Class A Common Stock at the Effective Time (beyond the first 1 million shares).

         2. Section 1.14 of the Agreement shall be deleted in its entirety and replaced as follows:

            1.14 Intentionally Deleted.


         3. Section 6.2 of the Agreement shall be amended as follows:

            6.2(c)(i) shall be deleted in its entirety and replaced as follows:

                      (c) Transfer of Assets. Prior to the Effective Time:

                      (i) Centillion shall have created a single member, member-managed limited liability company under the laws of the state of Delaware where Centillion is the member to be called Centillion L.L.C. (the "LLC") into which Centillion shall have transferred (a) all of its rights, title and interests to and arising from U.S. Patent No. 5287270 and U.S. Patent No. 5325290 and all foreign patents listed on Exhibit "H" attached hereto (the "Related Patents") plus,
                      (b) all of its causes of action, claims and counterclaims relating to any patent owned by Centillion and its Subsidiaries as of the Effective Time or to any patent issuing after the Effective Time from patent applications owned by Centillion and its Subsidiaries (ownership of such patents and patent applications shall be retained by the Surviving Corporation) plus, (c) the SBC Settlement Proceeds (less the cost of litigation expenses, taxes and $3,000,000) (collectively, the "Tracked Assets"), and the LLC shall have obtained, from an affiliate of the Centillion Stockholders, a commitment to lend to the LLC on a non-recourse basis up to $2,000,000 to finance the LLC's patent enforcement action. The $2,000,000 loan shall be secured by the Tracked Assets and evidenced by a $2,000,000 promissory note attached as Exhibit "F".

            6.2(d) shall be deleted in its entirety and replaced as follows:

                      (d) Minimum Balance Sheet Requirements. The adjusted balance sheet of Centillion, on and as of the Effective Time (which shall be certified by Centillion's Chief Financial Officer) must reflect: (i) Net current assets (i.e., over current liabilities) of not less than $1.00;
                      (ii) cash of not less than $8,000,000 less all expenditures made by Centillion relating to the development of Billing Business software (not to exceed $2,000,000) in fiscal year 2000; (iii) no long term liabilities other than deferred taxes, (iv) net worth of not less than $2,000,000, after eliminating from consideration in determining such net worth (x) $8,000,000 of cash, (y) the Shareholder LLC Promissory Note, and (z) the Tracked Assets except that the book value at the Effective Time of U.S. Patent No. 5289270, U.S. Patent No. 5325290 and the Related Patents shall be included as an asset in the calculation of net worth, (v) all earnings of Centillion's Billing Business for the period from January 1, 2000 to the Effective Time and (vi) any proceeds received between October 1, 2000 and the Effective Time from parties who are defendants under any patent litigation relating to U.S. Patent No. 5287270 and U.S. Patent No. 5325290 (less the cost of litigation expenses and taxes whether paid or reserved against )(the "Patent Proceeds").

         4. A new Section 6.2(h) shall be added to the Agreement, to read as follows:

            (h) License Agreement. The LLC shall have executed an irrevocable, perpetual, exclusive (except for licenses that have been issued prior to the Effective Time and/or licenses issued pursuant to any settlement agreements relating to any patent litigation), royalty-free license agreement authorizing CTI Group to use U.S. Patent No. 5287270 and U.S. Patent No. 5325290 and Related Patents, in form and substance satisfactory to CTI Group.


         5. Section 6.3(f) shall be modified by replacing the reference to "not below $1.26 per share" to "not below $.80 per share."


         6. Section 7.1(b) of the Agreement shall be deleted in its entirety and replaced as follows:

            (b) by either Centillion or CTI Group if the Effective Time shall not have occurred on or before January 31, 2001 (the "Termination Date"); provided, however, that the right to terminate this Agreement and under this Section 7.1(b) shall not be available to any party whose intentional failure to fulfill any material obligation under this Agreement has caused, or resulted in, the failure of the Effective Time to occur on or before the Termination Date;




         7. Exhibit A of the Agreement shall be modified as follows:

                  Section 1 of Exhibit A shall be deleted in its entirety and replaced as follows:

            1. Total Authorized Shares.

            (a) Common Stock. The aggregate number of shares which the Corporation is authorized to issue is 50,000,000 common shares (collectively, the "Common Stock"), of which:

                (i) 47,166,666 common shares shall be designated Class A Common Stock having a par value of $0.01 per share (the "Class A Common Stock"); and

                (ii) 2,833,334 common shares shall be designated Class B Common Stock having a par value of $0.01 per share ("Class B Common Stock"). The Class A Common Stock and the Class B Common Stock are collectively referred to herein as the "Common Stock".

         Section 3(a) of Exhibit A shall be deleted in its entirety and replaced as follows:

            (a) Conversion at the Corporation's Election. During the Initial Conversion Period the shares of Class B Common Stock shall be subject, in the sole discretion of the Board of Directors, to conversion into a number of shares of Class A Common Stock equal in value, on a per share equivalent basis, to the value of Centillion LLC (excluding the value attributed to U.S. Patent No. 5287270, U.S. Patent No. 5325290 and the Related Patents), with the number of shares into which the Class B Common Stock will be converted to be determined as follows: Class A Common Stock valued at the lower of
            (i) $1.50 per share or 88% of then Current Market Value of Class A Common Stock (for the first 1 million shares of Class A common Stock so issued less the number of shares issued at the Effective Time pursuant to Section 1.5(b)(i)(D) of the Merger Agreement) or (B) 88% of the then Current Market Value of the Class A Common Stock (for any additional shares).

         Section 3(b) of Exhibit "A" shall be deleted in its entirety and replaced as follows:

            (b) Conversion at the election of the holders of Class B Common Stock. During the Interim Conversion Period, the shares of Class B Common Stock, at the election of the holders of more than 50% of the outstanding shares of such Class B Common Stock, shall be converted into shares of Class A Common Stock (i) in the first 31 days of the Interim Conversion Period in the manner set forth in Section 3(a) above and (ii) during the remainder of the Interim Conversion Period, the Class A Common Stock shall be valued at 88% of the then Current Market Value of the Class A Common Stock.


         8. Exhibit "D" of the Agreement shall be deleted in its entirety and replaced by the Exhibit "A" attached hereto.

         9. Exhibit "H" attached hereto shall be added to the Agreement.

         IN WITNESS WHEREOF, the parties have executed this Amendment the day and year first written above.



CENTILLION DATA SYSTEMS, INC.               CTI GROUP (HOLDINGS) INC.


By: /s/ John M. Cauffman                    By: /s/ Anthony P. Johns
    --------------------                        --------------------

Name: John M. Cauffman                      Name: Anthony P. Johns

Title: President & CEO                      Title: Chairman/CEO

                                   EXHIBIT "A"

                                   EXHIBIT "H"

                                 FOREIGN PATENTS


1. European Pat. No. 541535 for BILLING SYSTEM WITH DATA INDEXING

2. French Pat. No. 541535 for BILLING SYSTEM WITH DATA INDEXING

3. German Pat. No. 69031044.7 for BILLING SYSTEM WITH DATA INDEXING

4. Italian Pat. No. 541535 for BILLING SYSTEM WITH DATA INDEXING

5. Netherlands Pat. No. 541535 for BILLING SYSTEM WITH DATA INDEXING

6. Spanish Pat. No. 541535 for BILLING SYSTEM WITH DATA INDEXING

7. British Pat. No. 541535 for BILLING SYSTEM WITH DATA INDEXING

8. Switzerland Pat. No. 541535 for BILLING SYSTEM WITH DATA INDEXING

10.24

                              AMENDED AND RESTATED
                           LOAN AND SECURITY AGREEMENT


         THIS AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT made this 26th day of October, 2000 (the "Agreement"), is among CTI DATA SOLUTIONS, INC., a corporation formed and existing under the laws of Delaware, with its principal place of business at 2550 Eisenhower Avenue, Norristown, Pennsylvania 19403 ("Data") and CTI DATA SOLUTIONS, LTD., a corporation formed under the laws of the State of Delaware, with its Principal place of business at Nordic House, 120 High Street, Purley, Surrey CR8 2AD, United Kingdom ("Data UK") and CTI GROUP (HOLDINGS) INC., a corporation formed and existing under the laws of the State of Delaware, with its principal place of business at 2550 Eisenhower Avenue, Norristown, PA 19403 ("Group" and together with Data and Data UK hereinafter collectively referred to as, the "Borrowers"), and CENTILLION DATA SYSTEMS, INC. (hereinafter referred to as, the "Lender"), a corporation formed and existing under the laws of the State of Indiana, with its principal place of business at 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204 ("Lender's Address") the address at which information concerning Lender's security interests hereunder may be obtained.

         Lender hereby agrees to lend Borrowers the principal sum of Five Hundred Fifty Thousand Dollars ($550,000) (the "Loan"), the proceeds of which shall be used for working capital and for general operating purposes. Each Borrower hereby agrees to repay the proceeds of the Loan in accordance with the terms of that certain Amended and Restated Promissory Note (the "Note") by and among Borrowers and Lender dated the date hereof.

         As security for the repayment of the Liabilities (as defined below), each Borrower hereby grants to Lender a first prior perfected security interest in and to all accounts (except for Data UK, which is granting to Lender a second lien on accounts subordinate only to the first priority security interest granted to National Westminster Bank (the "National Westminster Lien"))(as defined in Article 9 of the Uniform Commercial Code), whether now existing or hereafter arising in the future, including without limitation, all accounts receivable of each Borrower created by or arising from the sale of goods or the performing of services made under such Borrower's corporate name or any of such Borrower's trade names (collectively, the "Collateral").

         As used in this agreement, "Liability or Liabilities" means all present and future obligations of the Borrowers to Lender, whether direct or indirect, joint or several, otherwise secured or unsecured under the Loan and Note.

         Each Borrower represents that its chief executive office, the Collateral, and its books and records relating to the Collateral, are located at the address set out in the first paragraph of this agreement.

         The Borrowers covenants and agrees that Borrowers, or any of them, as the case may be, will promptly notify Lender in writing of any changes in the above location or locations. The Borrowers further represent that they do not operate nor issue invoices under any trade name or other name.

         The Borrowers covenants and agrees that they will promptly notify Lender in writing if in the future any of them operate under any other trade name.

         Each Borrower represents and warrants that, except as specifically set forth in Schedule A: (a) it is the sole owner of the Collateral, free from any lien, security interest, charge or encumbrance other than the National Westminster Lien; (b) it has not purchased any of the Collateral in a bulk transfer; (c) it has the right to grant the security interest created by this agreement; (d) no financing statements, or other instrument of similar effect, covering all or any part of the Collateral is on file in any recording office other than that in favor of Lender; (e) such Borrower is and will continue to be eligible to do business and is otherwise in good standing in all jurisdictions where it owns property or transacts business; (f) such Borrower is and will continue to be in material compliance with all applicable laws, statutes, rules and regulations, including without limitation, those concerning the environment, employee pension and benefit plans and the payment of taxes, assessments and other governmental charges; (g) it is not a party to any contracts to supply items to the United States of America or any of its departments, agencies, subdivisions or instrumentalities and (h) all statements, representations and warranties made in this agreement or any other document delivered by such Borrower to Lender are true, correct, complete and not misleading in all material respects.

         Each Borrower covenants and agrees that: (a) it will defend the Collateral against the claims and demands of all persons; (b) it will not sell, lease, encumber, remove, conceal, grant or permit any further security interest in the Collateral, nor part with possession of any thereof, nor permit the same to be used for hire, nor in violation of any law or ordinance; (c) it will pay all taxes levied on the Collateral (unless contested in good faith), and will make due and timely payment or deposit of all federal, state and local taxes, assessments or contributions required by law and will execute and deliver to Lender, on demand, appropriate certificates attesting to such payment or deposit; (d) Lender is authorized, at Borrowers' expense, to conduct searches and execute and file such financing statements and other instruments or documents as may be necessary to perfect and protect Lender's security interest, including without limitation, any documents necessary to perfect a subordinated security interest in England against the Collateral of Data UK equivalent to a security interest under Article 9 of the Uniform Commercial Code; (e) it will join with Lender in doing whatever may be necessary under applicable law to perfect Lender's security interest; and (f) it will immediately notify Lender, in writing, of (1) the discovery, discharge or release of any hazardous substance for which the Borrower is in any way responsible under the Spill Compensation and Control Act or any similar federal or state statute, (2) the existence of any event or condition which presents a risk of incurring a material liability under ERISA (Public Law 93-406, as amended), (3) any change of name by which such Borrower is registered, known by or conducting business under, and (4) the occurrence or existence of any event, condition or fact which may materially affect the financial condition of such Borrower.

         The failure to make any payment due under the Note within thirty (30) days of its due date or a breach of any of the representations, warranties or covenants made herein or in the Note shall constitute an event of default.

         Upon the occurrence of any event of default, Lender will provide Borrower notice by certified mail, return receipt requested, to the address above and Borrower shall have Ten (10) days from receipt thereof to cure such default. In the event Borrower fails to cure such default, all Liabilities of Borrowers shall immediately be due and payable and Lender may: (a) proceed, with or without judicial process, to take possession of all or any part of the Collateral; (b) assign, transfer and deliver at any time any portion of the Collateral, including without limitation, by sale of the Collateral in such manner, at such price and on such terms as Lender may deem best; (c) upon proper notice, elect to retain the Collateral in satisfaction of all Liabilities; (d) add to the Liabilities reasonable attorney's fees directly related to the documentation and administration of this Loan Security Agreement and underlying Note; and (e) pursue any remedy available to it by law or equity, including without limitation, all rights and remedies granted to a secured party under the Uniform Commercial Code, or under any other agreement between Borrowers and Lender. Each Borrower agrees that upon receipt of notice from Lender demanding possession of the Collateral, such Borrower will do everything necessary to assemble the Collateral and make it available to Lender at the place designated by Lender. Each Borrower waives any and all rights it may have to notice or a hearing (by court proceedings or otherwise) to determine Lender's right to obtain possession of the Collateral. Any sale of the Collateral may be public or private and at such price or prices as Lender may deem best. To the extent permitted by law, each Borrower waives any right to notice of any sale or other disposition of the Collateral. Each Borrower's rights under all licenses and franchise agreements shall inure to Lender's benefit. Each Borrower agrees that a reasonable means of disposition of Accounts shall be for Lender to hold and liquidate any and all Accounts. In the event of a sale or other disposition of the Collateral, the Lender shall apply all proceeds first to all costs and expenses of disposition, including reasonable attorney's fees, and then to the Liabilities. Any required notification of a sale or other disposition of the Collateral or of any action by Lender will be sufficient and reasonable if given personally or mailed not less than five (5) days prior to the day on which the action is to be taken.

         Borrowers acknowledge and confirm that as of October 26, 2000, they are indebted to Lender, without defense, set-off or counter-claim under the Loan and Security Agreement and Promissory Note each dated September 13, 2000 (the "Existing Loan Documents") in the principal amount of Two Hundred and Fifty Thousand Dollars ($250,000) ("Existing Indebtedness"). This Agreement amends and restates the agreements or documents heretofore securing the Existing Indebtedness. The Existing Indebtedness shall be deemed to constitute a loan hereunder and Borrowers shall be jointly and severally, absolutely and unconditionally liable for the repayment of such loan in accordance with the terms hereof. The execution and delivery of this Agreement, however, does not evidence or represent a refinancing, repayment, accord and/or satisfaction or novation of the Existing Indebtedness. All liens and security interests previously granted for the benefit of Lender, pursuant to the Existing Loan Documents are acknowledged and reconfirmed and remain in full force and effect and are not intended to be released, replaced or impaired.

         Lender shall not be deemed to waive, by any act, delay, omissions or otherwise, any of its rights or remedies hereunder unless such waiver is in writing and signed by Lender and then only to the extent specifically set forth therein. A waiver in one event shall not be continuing or a bar to or waiver of such right or remedy on a subsequent event. Any waiver by Lender of any provision of this agreement shall not discharge any Obligor. Any rights and remedies provided for in this agreement may be exercised singly or concurrently.

         Each Borrower waives presentment for payment, demand, notice of nonpayment, notice of protest, and protest of all commercial paper at any time held by Lender on which such Borrower is in any way liable. Each Borrower consents to any and all extensions of time, renewals, waivers, or modifications that may be granted by Lender with respect to the payment or other provisions of any such commercial paper, and to the release of any Collateral, with or without substitution, and to the release of any party against which such Borrower has a right of recourse. Each Borrower agrees (a) that a breach of any covenants contained in this agreement will cause irreparable injury to Lender, (b) that Lender has no adequate remedy at law, and (c) that every covenant shall be specifically enforceable.

         Each Borrower acknowledges that this is a continuing security agreement which shall remain effective until all obligations under the Loan and Note are paid in full. Lender shall execute any reasonable documents requested by Borrower to evidence the termination of this Agreement upon such payment in full.

         This agreement shall be governed, construed and interpreted in accordance with the laws of Pennsylvania without giving effect to principles of conflicts of laws. The exclusive forum for any legal proceeding arising out of or related to this agreement shall be the Courts of the Commonwealth of Pennsylvania or the United States District Court, Eastern District of Pennsylvania. The Borrowers and Lender each hereby irrevocably consent to the jurisdiction of said courts and waive any right to a jury trial on any issue on which the Borrowers and Lender are in an adverse position. In the event any provision of this agreement shall be held invalid or unenforceable, such holding shall not invalidate or render unenforceable any other provision. This agreement, including its covenants and warranties, shall be binding upon and inure to the benefit of the Borrowers and Lender and their respective successors and assigns; it shall be in addition to, and not in substitution of, any evidence of liability or any other agreement between the Borrowers and Lender, all of which shall be construed as one instrument.

                                             CTI GROUP (HOLDINGS) INC.


                                             By: \s\ Anthony P. Johns
                                                 ---------------------------
                                                 Anthony P. Johns

                                             Title: Chairman/CEO


                                             CTI DATA SOLUTIONS, INC.


                                             By: /s/ Anthony P. Johns
                                                 ---------------------------
                                                 Anthony P. Johns

                                             Title: Chairman/CEO


                                              CTI DATA SOLUTIONS, LTD.


                                             By: /s/ Anthony P. Johns
                                                 ---------------------------
                                                 Anthony P. Johns

                                             Title: Chairman/CEO


                                             CENTILLION DATA SYSTEMS, INC.


                                             By: /s/ John M. Cauffman
                                                 ---------------------------
                                                 John M. Cauffman, President

10.25

                              AMENDED AND RESTATED
                                 PROMISSORY NOTE


$550,000                                                 Dated: October 26, 2000


         FOR VALUE RECEIVED and intending to be legally bound hereby, CTI GROUP (HOLDINGS) INC., a Delaware corporation ("Group"), CTI DATA SOLUTIONS, LTD., a Delaware corporation ("Data UK") and CTI DATA SOLUTIONS, INC., a Delaware corporation ("Data", and together with Group and Data UK collectively referred to as, the "Maker"), hereby, jointly and severally, promises to pay to the order of CENTILLION DATA SYSTEMS, INC. (the "Payee") the maximum Principal Sum of Five Hundred Fifty Thousand Dollars ($550,000), together with interest and reasonable attorneys' fees thereon on the unpaid portion at the Rate.

         Principal and Interest and reasonable attorneys' fees shall be paid upon the earlier to occur of the following:

         1. Upon demand at the closing of the merger between Maker and Payee (the "Closing") pursuant to that certain Agreement and Plan of Merger executed by and between Maker and Payee (the "Merger Agreement") dated February 3, 2000; or

         2.  September 12, 2001 (the "Maturity Date").

         In the event that this Note is paid contemporaneously with or as a result of the Closing as provided for above, this Note shall be marked discharged and satisfied and the outstanding principal and accrued interest due hereunder shall be applied towards the requirement that Centillion have $8,000,000 in cash less all expenditures made by Centillion relating to the development of Billing Software on its books at the time of the Closing as provided for in Sections 6.2(d)(ii) and 6.2(d)(iv)(x) of the Merger Agreement.

         All sums realized by the Maker on account of this Note, from whatever source received, shall be applied first to any reasonable and substantiated fees, costs and expenses (including reasonable attorney's fees) incurred by the Maker directly related to the documentation and administration of this Note, second to accrued and unpaid interest, and then to principal.

         As security for this Note, each Maker hereby grants, conveys, and assigns to the Payee a security interest in and to all accounts (as defined in Article 9 of the Uniform Commercial Code), whether now existing or hereafter arising in the future, including without limitation all accounts receivable of such Maker created by or arising from the sale of goods or the performing of services made under such Makers's corporate name or any of such Maker's trade names (collectively, the "Collateral").

         The nonpayment when due of any amount payable under this Note within thirty (30) days after the date due or the material breach of any representations, warranties or covenants contained herein or in the Amended and Restated Loan and Security Agreement by and among Maker and Payee (the "Loan Agreement") dated the date hereof shall be an "Event of Default".
         Upon the Event of Default or in the event this Note remains unpaid after the Maturity Date, Payee shall, in addition to those rights granted under the Loan Agreement, have the right to sell all or part of the Collateral in any commercially reasonable manner to satisfy the balance due under this Note. Such rights with respect to the Collateral shall be Payee's exclusive remedy. Payee shall not have the right to collect any balance due under this Note from any assets of Maker not included as part of the Collateral.

         The Rate shall mean Ten percent (10%) per annum.

         Maker shall have the privilege, without premium or penalty, of prepaying this Note, at any time, in whole or in part, provided that each prepayment shall be accompanied by accrued interest on the amount prepaid.

         Upon an Event of Default, Maker will provide Payee notice by certified mail return receipt requested to the below address and Maker shall have Ten (10) days from the receipt thereof to cure any such default. In the event Maker fails to cure said default, this Note shall, at Payee's option, become immediately due and payable in full without further notice to or demand on Maker of any kind and without presentment, demand or protest, notice of dishonor and notice of protest, all of which are hereby waived.

         In the event that the Maker engages an attorney to represent it in connection with (a) any Event of Default, (b) any potential and/or actual bankruptcy or other insolvency proceedings commenced by or against the Maker and/or (c) any actual litigation arising out of or related to any of the foregoing, or any of the Obligations, then the Maker shall be liable to and shall reimburse the Maker on demand for all reasonable attorneys' fees, costs and expenses incurred by the Maker in connection with any of the foregoing. The Maker shall also be liable and shall also reimburse the Maker on demand for all other reasonable, substantiated costs and expenses (including reasonable attorney's fees) incurred by the Maker in connection with the enforcement of the Obligations.

         No extension of time for payment granted by the Maker of all or any part of the amount owing on this Note at any time shall affect the liability of the Maker hereunder.

         Acceptance by the Maker of any payment after any Event of Default shall not operate to extend the time of payment of any amount then remaining unpaid and shall not constitute a waiver of any future installments, such Event of Default or any other rights of the Maker under this Note. No delay by the Maker in exercising any power or right shall operate as a waiver of any power or right held by the Maker. The Maker hereby waives presentment for payment, demand, protest, or notice of protest. No single or partial exercise of any power or right shall preclude other or future exercise of the power or right, or the exercise of any other power or right. The waiver of any default or grounds for acceleration by the Maker shall not operate as a waiver of any subsequent default, or grounds for acceleration of any power or right that the Maker may have under the terms of this Note.

         No waiver or modification of the terms of this Note shall be valid unless in writing, signed by the Maker and the Maker, and appended hereto.

         This Note amends and restates, but does not extinguish the indebtedness evidenced by that certain Promissory Note given by Data to Payee dated September 13, 2000 in the original amount of Two Hundred Fifty Thousand Dollars ($250,000), as same may have been amended, supplemented or replaced from time to time. Upon receipt of an executed copy of this Note, Payee shall mark the aforementioned note canceled and return it to Maker.

         This Note and all questions relating to its validity, interpretation, performance, remediation and enforcement (including, without limitation, provisions concerning limitations of actions) shall be governed by and construed in accordance with the domestic laws of the Commonwealth of Pennsylvania, notwithstanding any choice-of-laws doctrines of such jurisdiction or any other jurisdiction which ordinarily would cause the substantive law of another jurisdiction to apply, without the aid of any canon, custom or rule of law requiring construction against the draftsman.

         If any provision of this Note or the application thereof is held by a court of competent jurisdiction to be invalid or unenforceable, the remaining provisions hereof shall not be affected thereby, and each provision of this Note shall be valid and enforceable to the fullest extent permitted by law.

         Waiver of Jury Trial. EACH MAKER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON OR ARISING OUT OF , UNDER, OR IN CONNECTION WITH THIS NOTE OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF THE MAKER. EACH MAKER HEREBY WAIVES THE RIGHT TO INTERPOSE ANY COUNTERCLAIM OR OFFSET OF ANY NATURE OR DESCRIPTION IN ANY LITIGATION RELATING TO THE PURCHASE DOCUMENTS OR THIS NOTE OR ANY LIABILITY THEREUNDER OR HEREUNDER, OR ENFORCEMENT OF REMEDIES THEREUNDER OR HEREUNDER.

         IN WITNESS WHEREOF, each Maker has caused this instrument to be executed on its behalf by its duly authorized officer, on the date first set forth above.


                                             CTI GROUP (HOLDINGS) INC.


                                             By: /s/ Anthony P. Johns
                                                 ---------------------
                                                 Anthony P. Johns

                                             Title: Chairman/CEO




                                             CTI DATA SOLUTIONS, INC.


                                             By: /s/ Anthony P. Johns
                                                 ---------------------
                                                 Anthony P. Johns

                                             Title: Chairman/CEO




                                             CTI DATA SOLUTIONS, LTD.


                                             By: /s/ Anthony P. Johns
                                                 ---------------------
                                                 Anthony P. Johns

                                             Title: Chairman/CEO