Form 10QSB
period 2000-12-31
CTI GROUP HOLDINGS INC
filed 2001-02-15
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 2000
OR

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

                  2550 Eisenhower Avenue, Norristown, PA 19403
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code (610) 666-1700

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .



The number of shares of common stock par value $.01, outstanding as of January 31, 2001 was 7,661,505.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        December 31,   March 31,
                                                            2000         2000
                                                        ----------    ----------

                   ASSETS

Current assets:

  Cash and cash equivalents                             $   88,257    $  171,761

  Trade, accounts receivable less allowance
      for doubtful accounts of $189,631
      and $97,717 at December 31, 2000 and
      March 31, 2000, respectively                         407,285       857,390

  Inventories                                                2,986         4,367

  Prepaid expenses                                          46,394        97,949
                                                        ----------    ----------
                            Total current assets           544,922     1,131,467

Furniture, fixtures, equipment and leasehold
      improvements at cost, less accumulated
      depreciation and amortization of $471,112
      and $402,441 at December 31, 2000 and
      March 31, 2000, respectively                         149,758       182,923

Computer software, net of accumulated
      amortization of $2,986,606 and $2,745,842
      at December 31, 2000 and March 31, 2000,
      respectively                                         156,627       397,389



Other assets                                                 5,050         9,623
                                                        ----------    ----------

                                                        $  856,357    $1,721,402
                                                        ==========    ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                                       December 31,     March 31,
                                                           2000            2000
                                                      ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

  Note and loan payable                               $    590,000    $     50,398

  Accounts payable                                         218,994         135,570

  Other accrued expenses                                   605,007         981,082

  Accrued merger costs                                     792,723         243,981

  Accrued taxes payable                                    141,058         143,114

  Deferred revenue                                         512,260         521,957
                                                      ------------    ------------
                          Total current liabilities      2,860,042       2,076,102
                                                      ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01; 50,000,000 shares
   authorized; 7,661,505 issued at December 31, 2000
   and 7,566,505 shares issued at March 31, 2000            76,615          75,665

   Capital in excess of par value                        8,868,038       8,524,057

   Accumulated deficit                                 (10,624,138)     (8,606,975)

   Other comprehensive income - Foreign
     currency translation                                   82,200          58,953

   Less - Treasury stock, 140,250 shares, at cost         (406,400)       (406,400)
                                                      ------------    ------------
                        Total stockholders' equity      (2,003,685)       (354,700)
                                                      ------------    ------------
                                                      $    856,357    $  1,721,402
                                                      ============    ============

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Nine- Months Ended
                                                              December 31,
                                                       --------------------------
                                                           2000           1999
                                                       -----------    -----------

Sales                                                  $ 3,252,205    $ 5,586,800

Cost of sales (exclusive of depreciation and
   amortization)                                         2,148,316      3,029,873
                                                       -----------    -----------

Gross Profit                                             1,103,889      2,556,927
                                                       -----------    -----------

Costs and expenses:

 Selling, general and administrative expenses            1,912,374      1,840,690
 Depreciation and amortization                             309,434        408,723
 Merger Costs                                              890,922            -0-
                                                       -----------    -----------
                                                       $ 3,112,730    $ 2,249,413
                                                       -----------    -----------
Income (loss) from operations                           (2,008,841)       307,514

Other expenses
  Interest expense                                           8,322          2,530
                                                       -----------    -----------
Net income (loss)                                      $(2,017,163)   $   304,984
                                                       ===========    ===========

Other Comprehensive income (loss)

       Foreign currency translation adjustment              23,247         (9,149)
                                                       -----------    -----------
Comprehensive income (loss)                            $(1,993,916)   $   295,835
                                                       ===========    ===========

Basic and diluted net income (loss) per common share   $     (0.27)   $      0.04
                                                       ===========    ===========
Basic weighted average common shares outstanding         7,480,099      6,996,768
                                                       ===========    ===========
Diluted weighted average common shares outstanding       7,480,099      7,296,839
                                                       ===========    ===========


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three -Months Ended
                                                                      December 31,
                                                               --------------------------
                                                                   2000           1999
                                                               -----------    -----------

Sales                                                          $ 1,107,108    $ 1,621,079

Cost of sales (exclusive of depreciation and
   amortization)                                                   736,178      1,051,825
                                                               -----------    -----------

Gross Profit                                                       370,930        569,254
                                                               -----------    -----------

Costs and expenses:

 Selling, general and administrative expenses                      560,313        606,318
 Depreciation and amortization                                      28,796        131,168
 Merger Costs                                                      300,770            -0-
                                                               -----------    -----------
                                                               $   889,879    $   737,486
                                                               -----------    -----------
Income (loss) from operations                                     (518,949)      (168,232)

Other expenses
  Interest expense                                                   8,159           (327)
                                                               -----------    -----------
Net income (loss)                                              $  (527,108)   $  (167,905)
                                                               ===========    ===========

Other Comprehensive income (loss)

       Foreign currency translation adjustment                      10,854          6,060
                                                               -----------    -----------
Comprehensive income (loss)                                    $  (516,254)   $  (161,845)
                                                               ===========    ===========

Basic and diluted net income (loss) per common share           $     (0.07)   $     (0.02)
                                                               ===========    ===========
Basic and diluted weighted average common shares outstanding     7,521,255      7,142,036
                                                               ===========    ===========



                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine -Months Ended
                                                                                 December 31,
                                                                          --------------------------
                                                                              2000           1999
                                                                          -----------    -----------
Cash Provided By (Used In):
   Operating activities:
      Net (Loss) Income                                                   $(2,017,163)   $   304,984


      Adjustments to reconcile net income to cash provided by (used in)
        operations:
        Depreciation and amortization                                         309,434        408,723
        Provision for doubtful accounts                                       103,359          6,706
        Compensation expense related to issuance of stock options             317,784        208,841
     Changes in operating working capital:
        Decrease (increase) in receivables, trade                             311,086       (448,475)
        Decrease in inventories                                                 1,381          6,295
        Decrease in prepaid expenses                                           44,046         28,456
        Increase (decrease) in accounts payable                                84,103       (220,604)
        Increase (decrease) in other accrued expenses                         200,028       (138,674)
        Increase (decrease) in deferred revenue                                29,334       (422,207)
                                                                          -----------    -----------
          Cash utilized in operating activities                              (616,608)      (511,333)
                                                                          -----------    -----------
     Investing Activities:
       Additions to equipment and leasehold improvements                      (30,937)      (111,719)
       Additions to computer software                                             -0-         (4,000)
                                                                          -----------    -----------
         Cash utilized in investing activities                                (30,937)      (115,719)
                                                                          -----------    -----------
     Financing Activities:
       Repayment of Debt                                                      (50,398)      (143,414)
       Exercised Stock Options                                                 27,150            -0-
       Additional Borrowings                                                  590,000            -0-
                                                                          -----------    -----------
         Cash provided by (utilizing in) financing activities                 566,752       (143,414)

          Effect of exchange rates on cash                                     (2,711)        13,755
                                                                          -----------    -----------

Decrease in cash and cash equivalents                                         (83,504)      (525,088)
Cash and cash equivalents, at beginning of period                             171,761        776,146
                                                                          -----------    -----------

   Cash and cash equivalents, at end of period                            $    88,257    $   264,813
                                                                          ===========    ===========

   Supplemental disclosures:
       Cash paid during the year for interest                             $     1,110    $    11,155




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

ACCOUNTING PRONOUNCEMENTS: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company believes the impact SFAS No. 133 will not be significant on its consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC, and is required to be adopted in the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes the impact SAB No. 101 will not be significant on its consolidated financial position or results of operations.

NOTE 2: Merger

On February 12, 2001 the Company consumated a merger (`the Merger") with Centillion Data Systems, Inc ("Centillion") whereby Centillion's telecommunications billing business was merged into the Company. Centillion is a telecommunication company with annual billing revenues of approximately $11 million. (As a result of the Merger, all of the outstanding shares of Centillion, along with net assets estimated to be $18.4 million, which included cash of approximately $16.4 million, were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. (The Company's Class A and B common stock is described below).

The Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company (that is owned by current Centillion shareholders) in exchange for a Promissory Note for approximately $10,000,000. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of Common Stock to the Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the Common Stock at the time. If the Promissory
Note is not fully paid in five years it is to be appraised, and shares of the Company's Common Stock are to be issued for the appraised value at 88% of the average market price at the time.

Centillion's patents, its right to enforce its patents, and its current and future patent infringement litigation and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing Centillion and, after the merger, CTI to use the patents. As part of the merger consolidation, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company Class B common stock was issued to the Centillion stockholders (the current Company common stock will be re-designated as Class A). The Company and the holders of Class B common stock have certain rights to convert the Class B common stock into Class A common stock at various times after the merger based on the value of the Tracking LLC at a Class A common stock value at the lower of $1.50 per share or 88% of the average market value at that time, for a maximum of 1 million additional shares if issued within 25 months after closing, otherwise, at 88% of the average market value at that time, or 100% of the average market value at the time, depending upon the type and amount of conversion. Affiliates of Centillion's current stockholders have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent infringement litigation.


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

The Company has incurred costs related to the Centillion merger of amounting to $1,373,075 of which $890,922 incurred during the nine months ended December 31, 2000 and $482,153 incurred during the fiscal year ended March 31, 2000. Such cost are made up of legal, accounting, and consulting costs of $593,742 in the nine months ending December 31, 2000 and $269,881 in the fiscal year ended March 31, 2000 and compensation expense of $297,180 in the nine months ending December 31, 2000 and $212,272 in the fiscal year ended March 31, 2000 related to options granted to the Company's President and Chief Executive Officer ("CEO") to purchase up to 300,000 shares of the Company's common stock, which were contingent upon the Company entering into a merger agreement with Centillion (see Note 3). External costs associated with the merger have been expensed as incurred due to the Company being the accounting acquiree in the transaction. At the CEO's request, the board of directors cancelled the remaining unvested options to purchase 200,000 shares of the Company's common stock.

Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems Inc. ("Celltech"). Celltech provides custom software development, customer management systems, billing and other services to the media of multi-service telecommunications providers, and had net annual billing revenues of approximately $6.4 million.

The Company acquired Celltech with a combination of cash and stock for total consideration valued at $5,251,977. The purchase included $262,599 in cash, and the balance of $4,989,378 was satisfied by the issuance of 1,633,126 newly registered shares of common stock.

The Company will account for the Celltech acquisition under the purchase method of accounting. The allocation of the purchase price will be dependent on the final appraisal yet to be received.

NOTE 3: Going Concern and Management's Plan for Continuing Operations


The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a deficiency in working capital of $2,289,956 at December 31, 2000 compared to a deficit of $944,635 at March 31, 2000 and has incurred a net loss of $2,017,163 for the nine months and $527,108 for the three months ended December 31, 2000 compared to a net income of $304,984 for the nine months and a net loss of $167,905 for the three months ended December 31, 1999. The Company's financing activities have enabled the Company to support existing operating activities. In April 2000, the Company established an overdraft line of credit for use by CTI Data Solutions Ltd. for approximately $140,000. The overdraft line of credit bears interest at the bank's prime rate plus 2.87%, with interest payable quarterly. On June 29, 2000 a director of the company issued a non interest bearing note in the amount of $40,000 with no maturity date. As of December 31, 2000 the Company had approximately $140,000 available under the overdraft line of credit. On September 13, 2000 Centillion Data Systems Inc. ("Centillion") issued a 10% interest bearing loan for working capital purpose in the amount of $250,000 which matures the earlier of September 30, 2001 or the consummation of the merger with Centillion (see Note 2). On October 26, 2000 the loan was increased by an additional $300,000. The Company's loans are collateralized by its trade receivables. The disruption in management time associated with the merger and acquisition and the lack of capital resources have hampered the Company's ability to grow revenue and has had an unfavorable impact on cash flows.

Although the aforementioned factors which occurred during the period ending December 31, 2000 and prior to the Merger indicated that there was substantial doubt about the Company's ability to continue as a going concern, the Company believes that the mergers with Centillion and Celltech Information Systems Inc. ("Celltech") (see Note 2 to the consolidated financial statements) have significantly strengthened its financial position and its ability to continue as a going concern by providing increased revenues and cash resources.


NOTE 4: Basic and Diluted Income (Loss) Per Common Share

Net income (or loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be dilutive potential common shares such as stock options. The effect of all potential dilutive equity securities would have been to increase weighted average shares by 182,685 shares for the nine months and 141,309 shares for the three months ended December 31, 2000. Basic and diluted loss per share was $0.27 per share for the nine months and $.07 for the three months ended December 31, 2000. Because the Company incurred losses for the nine months and quarter ended December 31, 2000, the effect of all dilutive potential dilutive equity securities was antidilutive. Consequently, the Company's basic and diluted earnings per share were the same for the nine months and quarter ended December 31, 2000.


NOTE 5:  Income Taxes

The Company has not recorded a tax provision during the three month periods ended December 31, 2000 and 1999 and nine month period ended December 31, 2000 as a result of the losses generated from operations.

The Company utilized the benefit of available net operating loss carry-forwards with an equivalent tax benefit to offset any tax liability as a result of taxable income which arose in the nine month period ended December 31, 1999.

NOTE 6: Note and Loan Payable

A director of the company issued a non interest-bearing loan of $40,000 on June 29, 2000 to the Company. This loan has no maturity date. On September 13, 2000 Centillion issued a 10% interest bearing loan in the amount of $250,000 for working capital purposes which matured and was repaid on the closing of the Centillion merger on February 12, 2001. On October 26, 2000 Centillion loaned an additional $300,000 to the Company for working capital purposes under the same terms of the existing loan. The loan is collateralized by trade receivables of the Company.





NOTE  7: Segment Information

The Company designs, develops, markets and supports data processing software and services for managing telecommunication systems. These business operations fall into two major classifications: telemanagement and billing and customer care. The Company's telemanagement products and services are used by organizations to optimize the usage of their telecommunication services and equipment and to control telephone expenses and uses. The Company's billing and customer care software products are used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and customer service operations. The Company conducts business in the United Kingdom and the United States. Activities in the United Kingdom are primarily telemanagement activities. The Company has not provided product and service information for each segment presented because it is impracticable to do so. A summary of the Company's operations by geographic area for the three and nine months ended December 31, 2000 and 1999 is as follows:

                                  3 Months Ended                              9 Months Ended
                                   December 31,                                 December 31,
                        UK             USA       Consolidated         UK            USA       Consolidated
                    -----------------------------------------    -----------------------------------------
 2000
 ----
Sales               $   636,427    $   470,681    $ 1,107,108    $ 1,759,453    $ 1,492,752    $ 3,252,205
                    ===========    ===========    ===========    ===========    ===========    ===========
Income (loss)
from operations     $  (184,507)   $  (334,442)   $  (518,949)   $  (759,012)   $(1,249,829)   $(2,008,841)
                    ===========    ===========    ===========    ===========    ===========    ===========
Net income (loss)   $  (184,331)   $  (342,777)   $  (527,108)   $  (756,740)   $(1,260,423)   $(2,017,163)
                    ===========    ===========    ===========    ===========    ===========    ===========
Long-lived assets   $   225,379    $    86,056    $   311,435    $   225,379    $    86,056    $   311,435
                    ===========    ===========    ===========    ===========    ===========    ===========
1999
----
Sales               $ 1,061,530    $   559,549    $ 1,621,079    $ 3,805,811    $ 1,780,989    $ 5,586,800
                    ===========    ===========    ===========    ===========    ===========    ===========
Income (loss)
from operations     $  (118,281)   $   (49,951)   $  (168,232)   $   285,768    $    21,746    $   307,514
                    ===========    ===========    ===========    ===========    ===========    ===========
Net income (loss)   $  (116,488)   $   (51,417)   $  (167,905)   $   292,595    $    12,389    $   304,984
                    ===========    ===========    ===========    ===========    ===========    ===========
Long-lived assets   $   244,399    $   487,747    $   732,146    $   244,399    $   487,747    $   732,146
                    ===========    ===========    ===========    ===========    ===========    ===========

The following table summarizes the Company's financial information by industry segment.

                                                        3 Months Ended                          9 Months Ended
                                                         December 31,                             December 31,
                                                   2000                1999                 2000                 1999
                                               -----------          -----------          -----------          -----------
Revenues:
  Telemanagement                               $   940,440          $ 1,428,416          $ 2,747,119          $ 5,083,125
  Billing and customer care                        166,668              192,663              505,086              503,675
                                               -----------          -----------          -----------          -----------
Total sales                                    $ 1,107,108          $ 1,621,079          $ 3,252,205          $ 5,586,800

Net Income (loss):
  Telemanagement                               $   (18,621)         $  (242,250)         $  (951,368)         $   137,252
  Billing and customer care                        (44,776)              74,345             (174,873)             167,732
  Merger costs                                    (300,770)                 -0-             (890,922)                 -0-
                                               -----------          -----------          -----------          -----------
  Net Income (loss)                            $  (527,108)         $  (167,905)         $(2,017,163)         $   304,984

Depreciation and Amortization Expense:
   Telemanagement                              $    33,148          $    63,095          $   175,595          $   204,504
   Billing and  customer care                  $    (4,352)         $    68,073          $   133,839          $   204,219
                                               -----------          -----------          -----------          -----------
   Total depreciation and
    amortization                               $    28,796          $   131,168          $   309,434          $   408,723

Total Assests:
   Telemanagement                              $   599,450                               $   599,450
   Billing and customer care                   $   256,907                               $   256,907
                                               -----------                               -----------
   Total assets                                $   856,357                               $   856,357

ITEM 2

         Management's Discussion and Analysis or Plan of Operation

Results of Operations

Revenues from operations decreased $2,334,595 to $3,252,205 for the nine month and $513,971 to $1,107,108 for the three month period ended December 31, 2000, as compared to the corresponding period in the prior year. Revenues generated from CTI Data Solutions Ltd. amounted to $1,759,453 for the nine months and $636,427 for the three month period ended December 31, 2000 as compared to $3,805,811 for the nine months and $1,061,530 for the three months for the corresponding period in the prior year. Revenues generated for CTI Data Solutions Inc. amounted to $1,492,752 for the nine months and $470,681 for three month period ended December 31, 2000 as compared to $1,780,989 for the nine month and $559,549 for the three month corresponding periods in the prior year. During calendar year 1999, customers purchased and replaced systems at an accelerated rate in anticipation of real or perceived Year 2000 software problems. This has resulted in soft market conditions during calendar year 2000 and a depleted pipeline, particularly in the Company's UK business. The UK business revenue stream is primarily dependent on new product sales while the US business is also supported by ongoing call processing revenues. The lack of financial resources has inhibited the Company's marketing and sales effort. The revenue decrease was primarily associated with a decrease in telemanagement revenues to $2,747,119 for the nine months and to $940,440 for the three month period ended December 31, 2000 as compared to $5,083,125 for the nine months and $1,428,416 for the three month corresponding period in the prior year offset by an increase in billing revenue to $505,086 for the nine month period ended December 31, 2000 as compared to $503,675 in the corresponding period in the prior year despite a decrease in billing revenue to $166,668 in the three months ended December, 2000 as compared to $192,663 in the corresponding period in the prior year. Telemanagement revenues have decreased primarily as a result of lower product sales and installation associated with reduced demand for such products. Billing revenue flucuations were dependent on call processing activities for billing services. As demand from end users softened, the Company has redirected its marketing strategy to forming strategic alliances with major telecommunication providers. Management anticipates that our efforts in forming strategic alliances, focusing on our direct sales force and product enhancements should add incrementally to future business growth; however, there can be no assurance that we will be successful in such efforts.

Cost of Sales were 66% of revenues for the nine months and 66% of revenues for the three month period ended December 31, 2000 as compared to 54% in the nine month and 65% in the three month period in the prior year. The overall increase in cost of sales and corresponding decrease in gross margins was due primarily to a decline in telemanagement sales for the nine month and three month period ended December 31, 2000, coupled with fixed costs, including compensation and occupancy costs, that did not decline at the same rate as sales. Gross margins decreased to 34% for the nine month and the three month period ended December 31, 2000 as compared to 46% in the nine month and 35% in the three month period in the prior year. Telemanagement gross margins decreased to 27% for the nine month period and decreased to 29% for the three month period ended December 31, 2000 as compared to 43% for the nine month and 29% for the three month period in the prior year. Billing and customer care gross margins decreased to 69% for the nine month period ended December 31, 2000 as compared to 70% for the same period in the prior year. Billing and customer care gross margins increased to 84% for the three month period ended December 31, 2000 as compared to 77% for the same period in the prior year.

Selling, general and administrative expenses increased by $71,684 to $1,912,374 for the nine month and decreased by $46,005 to $560,313 for the three month period ended December 31, 2000. The increase in costs was primarily attributable to increased cash compensation and stock option compensation costs and increased professional fees which was offset by a decrease for the three month due to a reduction in nonessential costs.

The Company incurred expenses totaling $890,922 for the nine month period and $300,770 for the three month period ended December 31, 2000 related to the pending mergers with Centillion and Celltech.


Depreciation and amortization expenses decreased by $99,289 to $309,434 for the nine month and decreased by $102,372 to $28,796 for the three month period ended December 31, 2000, as a result of underlying assets reaching the end of their economic useful life and amortization period.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $88,257 as of December 31, 2000 compared to $171,761 as of March 31, 2000. The decrease in cash is the result of cash utilized in operations of $616,608 which was related primarily to the net loss, partially offset by noncash charges and charges in operating working capital combined with cash utilized in investing activities related to the acquisition of fixed assets of $30,937 partially offset by cash provided in financing activities of $566,752 which was primarily related to loans from Centillion of $550,000 and a $40,000 loan received from a director offset by repayment of debt of $50,398.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a deficiency in working capital of $2,289,956 at December 31, 2000 compared to a deficit of $944,635 at March 31, 2000 and has incurred a net loss of $2,017,163 for the nine months and $527,108 for the three months ended December 31, 2000 compared to a net income of $304,984 for the nine months and a net loss of $167,905 for the three months ended December 31, 1999. The Company's financing activities have enabled the Company to support existing operating activities. In April 2000, the Company established an overdraft line of credit for use by CTI Data Solutions Ltd. for approximately $140,000. The overdraft line of credit bears interest at the bank's prime rate plus 2.87%, with interest payable quarterly. On June 29, 2000 a director of the company issued a non interest bearing note in the amount of $40,000 with no maturity date. As of December 31, 2000 the Company had approximately $140,000 available under the overdraft line of credit. On September 13, 2000 Centillion Data Systems Inc. ("Centillion") issued a 10% interest bearing loan for working capital purpose in the amount of $250,000 which matures the earlier of September 30, 2001 or the consummation of the merger with Centillion (see Note 2). On October 26, 2000 the loan was increased by an additional $300,000. The Company's loans are collateralized by its trade receivables. The disruption in management time associated with the merger and acquisition and the lack of capital resources have hampered the Company's ability to grow revenue and has had an unfavorable impact on cash flows.

Although the aforementioned factors which occurred during the period ending December 31, 2000 and prior to the Merger indicated that there was substantial doubt about the Company's ability to continue as a going concern, the Company believes that the mergers with Centillion and Celltech Information Systems Inc. ("Celltech") (see Note 2 to the consolidated financial statements) have significantly strengthened its financial position and its ability to continue as a going concern by providing increased revenues and cash resources.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:
         None


ITEM 2 - Changes in Securities:
         None


ITEM 3 - Details Upon Senior Securities:
         Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         There were no matters submitted for a vote of security holders during the three months ended December 31, 2000.


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8 - K:
         None


           There were no reports filed under Form 8-K during the three months ended December 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/Anthony P. Johns
-------------------------------------
Anthony P. Johns                                      Date: February 14, 2001
Chairman & Chief Executive Officer