Form 10QSB
period 2001-03-31
CTI GROUP HOLDINGS INC
filed 2001-05-18
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001
OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____ .

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.

              (Exact name of Small Business Issuer in its charter)

           DELAWARE                                        51-0308583
           --------                                        ----------
 (State or other jurisdiction of                         (IRS Employer
  incorporation of organization)                    Identification Number)

      333 North Alabama Street, Suite 240, Indianapolis, IN     46204
      ---------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

          Issuer's telephone number, including area code (317) 262-4666

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .


The number of shares of common stock par value $.01, outstanding as of May 10, 2001 was 26,759,423.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  March  31,             December 31,
                                                                                    2001                     2000
                                                                                 -----------             -----------
              ASSETS

Current assets:

  Cash and cash equivalents                                                       $15,005,333             $10,418,582

  Trade, accounts receivable less allowance
      for doubtful accounts of $248,575 and
     $70,510 at March 31, 2001 and
      December  31, 2000, respectively                                              1,931,630               1,502,362

  Note Receivable                                                                         -0-                 562,911

  Inventories                                                                          34,386                     -0-

  Prepaid expenses                                                                    358,730                 197,055

  Income Taxes refundable                                                             100,508                 880,651

  Deferred income tax benefit                                                         126,991                 360,858
                                                                                  -----------             -----------
                            Total current assets                                  $17,557,578             $13,922,419

Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $2,067,660
  and $1,980,580 at March 31, 2001 and
  December 31, 2000, respectively                                                     665,611                 525,693

Computer software, net of accumulated
  amortization of $1,330,059 and $1,264,386
  at March 31, 2001 and December 31, 2000,
  respectively                                                                      3,624,798               2,872,161

Goodwill, and intangibles net of accumulated amortization of $334,700
at March 31, 2001                                                                  18,434,506                     -0-

Other assets                                                                          123,865                 198,113

Deferred acquisition Costs                                                                -0-               1,032,806
                                                                                  -----------             -----------

                                                                                  $40,406,358             $18,551,192
                                                                                  ===========             ===========

                 See notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)


                                                                                  March 31,                December 31,
                                                                                     2001                     2000
                                                                                ------------               -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

  Note and loan payable                                                         $     22,222             $         -0-

  Accounts payable                                                                   651,959                   338,316

  Other accrued expenses                                                           1,841,754                   806,708

  Current tax liability                                                            2,720,297                       -0-

  Restructing costs                                                                1,739,000                       -0-

  Deferred revenue                                                                   576,211                       -0-
                                                                                ------------               -----------
                          Total current liabilities                                7,551,443                 1,145,024
                                                                                ------------               -----------
Deferred tax liability                                                             1,219,974                   964,843
                                                                                ------------               -----------
Redeemable common stock                                                                  -0-                   379,622
                                                                                ------------               -----------
Commitments and contingencies

Stockholders'equity:
   Common Stock Class A, par value $.01; 50,000,000 shares
   authorized; 26,759,423 issued at March 31, 2001
   and 16,694,058 shares issued, as adjusted, at December 31, 2000                   267,594                   166,941

   Common Stock Class B, par value $.01; 2,833,334 shares                             28,333                       -0-
   authorized issued and outstanding at March 31, 2001, none
   authorized and issued at December 31, 2000

   Additional paid in capital                                                     18,766,890                 9,037,951

   Accumulated profit                                                             12,946,194                 6,856,811

   Other comprehensive income - Foreign
     currency translation                                                             32,325                       -0-

   Less - Treasury stock, 140,250 shares, at cost                                   (406,395)                      -0-

                                                                                ------------               -----------
                        Total stockholders' equity                                31,634,941                16,061,703
                                                                                ------------               -----------
                                                                                $ 40,406,358               $18,551,192
                                                                                ============               ===========

                 See notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      Three- Months Ended
                                                                                             March 31,
                                                                              ------------              ------------
                                                                                  2001                       2000
                                                                              ------------              ------------
Revenues
   Service fee revenues                                                       $  3,203,490              $  2,627,979
   Patent license fee revenue                                                   13,500,000                 7,500,000
                                                                              ------------              ------------
                                                                                16,703,490                10,127,979

Cost of sales (exclusive of depreciation and
   amortization)
    Services                                                                     1,046,072                   889,388
    Patent license fee                                                           1,999,110                 1,953,802
                                                                              ------------              ------------
                                                                                 3,045,182                 2,834,190
                                                                              ------------              ------------
Gross Profit                                                                    13,658,308                 7,293,789
                                                                              ------------              ------------

Costs and expenses:

 Selling, general and administrative expenses                                    3,179,821                   785,143
 Depreciation and amortization                                                     487,453                   115,694
                                                                              ------------              ------------
                                                                              $  3,667,274              $    900,837

Income  from operations                                                          9,991,034                 6,392,952

Other expenses (income)
    Interest (income), net of interest expense of $3,031 in 2001                  (160,808)                  (89,300)
    Other income                                                                       -0-                  (428,282)
                                                                              ------------              ------------
Income before provision for taxes                                               10,151,842                 6,910,534

    Taxes                                                                        4,062,458                 2,693,436
                                                                              ------------              ------------
Net income                                                                    $  6,089,384              $  4,217,098
                                                                              ============              ============

Other comprehensive income

       Foreign currency translation adjustment                                      32,325                       -0-
                                                                              ------------              ------------
Comprehensive income                                                          $  6,121,709              $  4,217,098
                                                                              ============              ============

Basic and diluted net income per common share                                 $       0.28              $       0.25
                                                                              ============              ============
Basic weighted average common shares outstanding                                21,562,836                16,709,698
                                                                              ============              ============
Diluted weighted average common shares outstanding                              21,745,919                16,709,698
                                                                              ============              ============

                 See notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Three -Months Ended
                                                                                                    March 31,
                                                                                    ------------              ------------
                                                                                        2001                      2000
                                                                                    ------------              ------------
Cash Provided By (Used In):
   Operating activities:
      Net income                                                                    $  6,089,384              $  4,217,098

      Adjustments to reconcile net income to cash provided by (used in)
        operations:
        Depreciation and amortization                                                    487,454                   121,441
    Changes in operating working capital:
        Increase in receivables, trade                                                   (12,268)                 (231,403)
        Decrease in inventories                                                            2,103                       -0-
        Decrease (increase) in prepaid expenses                                          (71,016)                  653,615
        Increase (decrease) in accounts payable                                         (110,496)                  (16,286)
        Increase (decrease) in other accrued expenses                                 (1,495,812)                2,273,018
        Increase in deferred revenue                                                      84,875                       -0-
        Increase (decrease) in taxes payable                                           3,989,438                  (260,075)
                                                                                    ------------              ------------
          Cash provided by in operating activities                                     8,963,662                 6,757,408
                                                                                    ------------              ------------
   Investing Activities:
        Cash of business acquired, net of cash paid                                      270,961                       -0-
       Additions (payments) to equipment and leasehold improvements                      163,925                   (41,589)
       Additions to computer software                                                   (664,488)                 (319,456)
       Proceeds distributed to CDS Holdings                                           (3,741,457)                      -0-
       Assets distributed to CDS Holdings                                                723,205                       -0-
       Additions to investments                                                       (1,086,065)               (1,438,672)
       Proceed from sale of marketable investments                                           -0-                 1,837,878
                                                                                    ------------              ------------
         Cash (utilized in) provided by investing activities                          (4,333,919)                   38,161
                                                                                    ------------              ------------
   Financing Activities:
       Repayment of Debt                                                                 (45,556)                      -0-
       Exercised Stock Options                                                               550                       -0-
       Redemption of Stock                                                                   -0-                   (52,880)
                                                                                    ------------              ------------
         Cash (utilized in) financing activities                                         (45,006)                  (52,880)

          Effect of exchange rates on cash                                                 2,014                       -0-
                                                                                    ------------              ------------

Increase in cash and cash equivalents                                                  4,586,751                 6,742,689
Cash and cash equivalents, at beginning of period                                     10,418,582                 6,097,338
                                                                                    ------------              ------------

   Cash and cash equivalents, at end of period                                      $ 15,005,333              $ 12,840,027
                                                                                    ============              ============


                 See notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: Business and Basis of Presentation

CTI Group (Holdings) Inc. and Subsidiaries (the "Company") designs, develops, markets and supports data processing and billing analysis software and services for managing telecommunications systems.

On February 12, 2001 Centillion Data Systems, Inc ("Centillion") consummated a merger ("the Merger") with CTI Group (Holdings), Inc.. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems Inc. ("Celltech"). The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion Data Systems, Inc. and the results of operations subsequent to the Merger date of February 12, 2001 (See Note 2) for the acquired companies of the CTI Group (Holdings) and Celltech information Systems, Inc..

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Centillion Data Systems, Inc. and Subsidiaries for the years ended December 31, 2000 and 1999 included under Item 6 as an exhibit to this Form 10-Q and the definitive proxy statement for CTI Group (Holdings) Inc. describing the Merger as filed with the SEC on January 23, 2001.

NOTE 2: Merger

On February 12, 2001, Centillion Data Systems, Inc. consummated a merger ("the Merger") with CTI Group (Holdings), Inc. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems Inc.

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion, were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 2,217,498 of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding. (The Company's Class A and B common stock is described below).

The Merger with CTI Group has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of common stock and control the combined company as a result of the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion Data Systems, Inc. and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of the CTI Group (Holdings) and Celltech Information Systems, Inc..

The former Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a Promissory Note. The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of $3 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such promissory note is considered as a contingent note receivable. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of common stock to the former Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the common stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's common stock are to be issued for the appraised value at 88% of the average market price at the time.

Centillion's former patents, its right to enforce its patents, and its current and future patent infringement litigation and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consolidation, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company Class B common stock was issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock at various times after the merger based on the value of the Tracking LLC at a Class A common stock value at the lower of $1.50 per share or 88% of the average market value at that time, for a maximum of 1 million additional shares if issued within 25 months after closing, otherwise, at 88% of the average market value at that time, or 100% of the average market value at the time, depending upon the type and amount of conversion. Affiliates of Centillion's former stockholders have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent infringement litigation. No amounts have been drawn against such loan.

As a result of the exchange of the former Centillion's stock for the Company's stock, the former stockholders of the Centillion hold a majority of the outstanding voting stock of the Company. Therefore, this transaction will be treated as a recapitalization of the Company with Centillion being treated as the acquirer (reverse acquisition). As the acquirer, the Company has capitalized all direct legal and other fees related to the acquisition. These capitalized fees total approximately $1.4 million at December 31, 2000 and have been considered a component of the consideration as part of the purchase price, which has been allocated to the underlying net assets of the acquired former CTI Group (Holdings), Inc. and Celltech.

The Company acquired Celltech with a combination of cash and stock for total consideration valued at $5,251,977. Celltech provides custom software development, customer management systems, billing and other services to the media of multi-service telecommunications providers. The purchase included $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,498 shares of common stock of which 1,050,583 shares were to be held in escrow dependent upon the attainment of certain predetermined net revenue levels of Celltech's former largest customer. Subsequent to the merger 892,833 of the shares held in escrow were cancelled.

The Company has engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the mergers of CTI Group and Celltech. The valuation will serve as the basis of allocation of the purchase price to the various classes of assets acquired, and will include a determination as to whether any purchased in-process research and development exists at the time of acquisition. At March 31, 2001 the allocation of the purchase price is still preliminary

In connection with the merger with CTI Group (Holdings) Inc. and Celltech the following net assets obtained ($ in thousands):

-------------------------------------------------------------------------------
Cash                $533                   Debt                    ($618)
-------------------------------------------------------------------------------
Receivables          929                   Accounts Payable        (453)
-------------------------------------------------------------------------------
Inventory            36                    Accrued Expenses        (2,537)
-------------------------------------------------------------------------------
Software             154                   Deferred Revenue        (500)
-------------------------------------------------------------------------------
Prepaids             96                    Plant & Property        356
-------------------------------------------------------------------------------
Other                (164)
-----------------------------

The following table summarizes the unaudited pro forma combined results of operations for the three months ended March 31, 2001 and 2000, as if the Merger had taken place at the beginning of period:

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  2001               2000
                                                              ------------      ------------
Net sales                                                     $ 17,271,140      $ 13,630,025
                                                              ============      ============
Net income from continuing operations                         $  5,572,131      $  4,066,982
                                                              ============      ============
Net income per share from continuing operations               $        .26      $        .24
                                                              ============      ============
Basic and diluted net income per common share                 $        .26      $        .24
                                                              ============      ============


NOTE 3 -- BUSINESS RESTRUCTURING CHARGE

In connection with the Merger, the Company has developed a restructuring plan to streamline cost structures and consolidate their operations. The Company has recognized a liability of $1,739,000 for restructing costs associated with the acquired companies in connection with the merger. The restructing costs was assumed in the purchase business combination and included in the allocation of the acquisition cost. The Company expects to substantially complete the restructuring plan by December 31, 2001. Subsquent charges to the restructing costs will be considered an adjustment to the purchase price of the Merger.


NOTE 4 - BASIC AND DILUTED INCOME PER COMMON SHARE

Net income (or loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". The outstanding historical shares prior to the Merger date have been retroactively adjusted to reflect the equivalent number of shares based on the merger conversion ratio (1 share of Centillion for 4.6 shares of the Company's stock). Basic earnings per share are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be dilutive potential common shares such as stock options. The effect of all potential dilutive equity securities was to increase weighted average shares by 183,083 shares for the three months ended March 31, 2001. Basic and diluted loss per share was $0.28 per share for the three months ended March 31, 2001 compared to $0.25 for the three month ended March 31, 2000. The Company's basic and diluted earnings per share were the same for the three months ended March 31, 2001.

Class B shares have been excluded from basic and diluted EPS. On an if converted method the Class B common stock would convert into zero Class A shares at March 31, 2001. Depending of the value of Tracking LLC in future periods the Class B shares could have a dilutive effect on EPS.
 .

NOTE  5: Segment Information

  The Company designs, develops, markets and supports data processing software and services for managing telecommunication systems. These business operations fall into two major classifications: telemanagement and billing and customer care. The Company's telemanagement products and services are used by organizations to optimize the usage of their telecommunication services and equipment and to control telephone expenses and uses. The Company's billing and customer care software products are used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and customer service operations. The Company conducts business in the United Kingdom and the United States. Activities in the United Kingdom are primarily telemanagement activities. The Company has not provided industry segment data because it is currently evaluating and repositioning its respective segment structure. Activities of the acquired operations of Celltech and CTI Group (Holdings) Inc in connection with the merger are for the period subsequent to the merger date of February 12, 2001. A summary of the Company's operations by geographic area for the three months ended March 31, 2001 and 2000 is as follows:

                                             3 Months Ended
                                                 March 31,
                               UK                  USA            Consolidated
                          ----------------------------------------------------
2001
----
Sales                     $   332,529          $16,370,961         $16,703,490
                          ===========          ===========         ===========
Income (loss)
from operations           $  (115,879)         $10,106,913         $ 9,991,034
                          ===========          ===========         ===========
Net income (loss)         $  (126,003)         $ 6,215,387         $ 6,089,384
                          ===========          ===========         ===========
Long-lived assets         $ 1,350,731          $21,498,049         $22,848,780
                          ===========          ===========         ===========

2000
----
Sales                     $         0          $10,127,979         $10,127,979
                          ===========          ===========         ===========
Income (loss)
from operations           $         0          $ 6,392,952         $ 6,392,952
                          ===========          ===========         ===========
Net income (loss)         $         0          $ 4,217,098         $ 4,217,098
                          ===========          ===========         ===========
Long-lived assets         $         0          $ 4,628,773         $ 4,628,773
                          ===========          ===========         ===========

ITEM 2

         Management's Discussion and Analysis or Plan of Operation

Background

CTI Group (Holdings) Inc. and Subsidiaries (the "Company") designs, develops, markets and supports data processing and billing analysis software and services for managing telecommunications systems.

On February 12, 2001, Centillion Data Systems, Inc. consummated a merger ("the Merger") with CTI Group (Holdings), Inc. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems Inc.

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion, were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 2,217,498 of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding. (The Company's Class A and B common stock is described below).

The Merger with CTI Group has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of common stock and control the combined company as a result of the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion Data Systems, Inc. and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of the CTI Group (Holdings) and Celltech Information Systems, Inc..

The former Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS") along, with other additional assets in exchange for a Promissory Note. The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of $3 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such promissory note is considered as a contingent note receivable. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of common stock to the former Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the common stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's common stock are to be issued for the appraised value at 88% of the average market price at the time.

Centillion's former patents, its right to enforce its patents, and its current and future patent infringement litigation and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consolidation, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company Class B common stock was issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock at various times after the merger based on the value of the Tracking LLC at a Class A common stock value at the lower of $1.50 per share or 88% of the average market value at that time, for a maximum of 1 million additional shares if issued within 25 months after closing, otherwise, at 88% of the average market value at that time, or 100% of the average market value at the time, depending upon the type and amount of conversion. Affiliates of Centillion's former stockholders have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent infringement litigation. No amounts have been drawn against such loan.

As a result of the exchange of the former Centillion's stock for the Company's stock, the former stockholders of the Centillion hold a majority of the outstanding voting stock of the Company. Therefore, this transaction will be treated as a recapitalization of the Company with Centillion being treated as the acquirer (reverse acquisition). As the acquirer, the Company has capitalized all direct legal and other fees related to the acquisition. These capitalized fees total approximately $1.4 million at December 31, 2000 and have been considered a component of the consideration as part of the purchase price, which has been allocated to the underlying net assets of the acquired former CTI Group (Holdings), Inc. and Celltech.

The Company acquired Celltech with a combination of cash and stock for total consideration valued at $5,251,977. Celltech provides custom software development, customer management systems, billing and other services to the media of multi-service telecommunications providers. The purchase included $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,498 shares of common stock of which 1,050,583 shares were to be held in escrow dependent upon the attainment of certain predetermined net revenue levels of Celltech's former largest customer. Subsequent to the merger 892,833 of the shares held in escrow were cancelled.

Results of Operations - Quarter Ending March 31, 2001 Compared to Quarter Ending March 31, 2000

Revenues from continuing operations for the three months ended March 31, 2001 were $16,703,490 compared to $10,127,979 for the three months ended March 31, 2000. The increase in revenue was primarily the result of increased one-time license fee revenue resulting from patent litigation settlements and revenues generated from the operations of Celltech and CTI Group (Holdings) Inc. acquired in connection with the Merger for the period February 13, 2001, to March 31,2001. (See note 2 in the consolidated financial statements). The increase in one-time license fee revenue resulting from patent litigation settlements of $13,500,000 in 2001 compares to $7,500,000 in one-time license fee revenue in 2000. Revenues from the operations of Celltech and CTI Group (Holdings) Inc. acquired in connection with the merger for the period February 13, 2001, to March 31, 2001 amounted to approximately $1.1 million offset by a approximately $500,000 reduction in revenue at the former Centillion operations from $2.6 million in 2000 to $2.1 million in 2001. The reduction in revenue at the former Centillion operation, exclusive of the one-time license fee, was primarily associated with a contract renewal with a major customer at a reduced revenue rate structure. The major customer represents 14% of total revenues; however, exclusive of one-time license fee revenue resulting from patent litigation settlements, such customer represents 66% of revenues.

Cost of sales for the three months ended March 31, 2001 was $3,045,182 compared to $2,834,190 for the three months ended March 31, 2000. The increase in cost of sales was primarily attributable to cost of sales associated with the operations of Celltech and CTI Group (Holdings) Inc. acquired in connection with the merger representing the period February 13, 2001, to March 31, 2001 offset by a slight reduction in processing costs associated with the former Centillion operations. Gross profit was 82% of revenues for the three months ended March 31, 2001 compared to 72% of revenue in the three months ended March 31, 2000. Exclusive of one-time license fee revenue and costs Gross profit amounted to 67% of revenues for the three months ended March 31, 2001 compared to 66% of revenue in the three months ended March 31, 2000.

Selling, general and administrative expenses amounted to $3,179,821 for the three month period ended March 31, 2001 compared to $785,143 for the three months ended March 31, 2000. The increase in selling, general and administrative expenses was attributable to the operations acquired in connection with the merger along with increased severance costs and increased selling costs associated with the former Centillion operations. The Company incurred approximately $1.3 million in separation and severance costs in 2001 related to former Centillion employees. Selling, general and administrative costs associated with the operations of Celltech and CTI Group (Holdings) Inc. acquired in connection with the merger for the period February 13, 2001, to March 31, 2001 amounted to approximately $943,000.

Other income amounted to approximately $0 for the three month period ended March 31, 2001 compared to $428,282 for the three months ended March 31, 2000. The decrease in other income was primarily attributable from liquidating a portion of the company's equity investments during the three months ended March 31, 2000 and realizing the gain as opposed to no such liquidations in 2001. The liquidation of the investments was in anticipation of the merger.

The tax rate, which reflects both federal and state taxes, was approximately 40% for the three months ended March 31, 2000 and 2001.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $15,005,333 as of March 31, 2001 compared to $10,418,582 as of December 31, 2000. Cash flow from operations provided $8,963,662 offset by cash utilized in investing activity of $4,333,919 and financing activities of $45,006. Cash flow from operations was primarily attributable to the $13.5 million, license fee revenue results from patent litigation settlement. Cash utilized in investors activities was primarily the result of $3.7 million distributed to the spun-off businesses of CDS. Cash utilized in finance activities is primarily attributable to repayment of note payables.

The Company derives substantial portion of its revenues from a few customers. The former Centillion's billing analysis business generated approximately $2.1 million in revenues in the first quarter 2001 from a single customer, whose contract was renegotiated and extended to March 2002, with an automatic annual renewal unless three month prior notification is given. The loss of this customer could have a substantial negative impact on the Company.

The former Celltech's billing business former largest customer who generated approximately $82,000 in revenue in the first quarter (approximately $322,000 for the full three months ended March 31, 2001) did not renew its contract in February 2001; furthermore, former Celltech's third largest customer who generated approximately $76,000 in revenue in the first quarter (approximately $119,000 for the full three months ended March 31, 2001) indicated it's desire to terminate its relationship. The loss of revenue stream by Celltech's formers customer could have a substantial negative impact on the resulting company if replacement revenue stream is not obtained.

The Company has provided for $1,739,000 in restructuring reserve which is considered part of the purchase price which is to provide for the restructuring costs associated with the consolidation efforts of operations associated with the Company's various operations

Cautionary Statements Regarding Forward-Looking Statements

This report contains "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance;
(d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate", "expect", "may", "project", "intend" or similar expressions.

The Company's ability to predict projected results or the effect of events on Company's operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. In addition to information provided elsewhere in this document, shareholders should consider the following: the risk that the Company will not be able to attract and retain customers to purchase its products, the risk that the Company will not be able to commercialize and market products; results of research and development; technological advances by third parties; loss of major customers; competition; future capital needs of the Company; history of operating losses; dependence upon key personnel and general economic and business conditions.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:
         None


ITEM 2 - Changes in Securities:

        In connection with the Merger the Company redesignated 47,166,666 shares of the currently authorized common stock of the Company as Class A common stock, par value $0.01 per share, and redesignated 2,833,334 shares of currently authorized common stock as Class B common stock, par value $0.01 per share. In connection with the Merger of the Company former shareholders of Centillion received 17,698,253 shares of the Class A common stock and 2,833,334 shares of the Class B common stock. In connection with the Merger of the Company former shareholders of Celltech received 1,167,106 shares of the Class A common stock along with an additional 1,050,392 held in escrow dependent upon revenues received from a certain customer of Celltech. Subsequent to the Merger 892,833 of the shares held in escrow were cancelled.

        Except with respect ot elections of directors prior to July 1, 2003, the holders of Class A common stock and Class B common stock shall each be entitiled to vote for each share of stock of either class owned for the election of directors of each class. For any meeting of stockholders held prior to July 1, 2003 the holders of Class B common stock shall have the right to elect the Class I and Class II directors. Prior to July 1, 2003, any vacanies with respect to Class I or Class II directors are to be filled by the remaining Class I and Class II directors voting as a group, and any vacanies with respect to Class III directors are to be filled by the remaining Class III directors. Any director appointed to fill a vacancy will serve until the end of the term of the director's class. This structure will assure that the three directors designated initially by the Company as Class III directors prior to the Centillion merger (or their proper successors) will serve for at least a three year term.

        Pursuant to the Centillion merger agreement, the amendments to the certificate of incorporation requires the board of directors to establish a three member executive committee to be composed of one Class III director (initially, Rupert Armitage), and one director from each Class I and Class II (initially, Michael Leeds and Harold Garrison). In addition to its other powers to act for the full board between meetings, all decisions with respect to the Tracking LLC are to be made by the executive committee. All decisions with respect to this limited liability company will be made by the majority vote of the members of the executive committee will constitute a quorm. The executive committee will have the same fiduciary duties to all the Company stockholders that the full board has, and will have no separate duty solely to the holders of Class B common stock.

        Voting Rights

        Except with respect to any election of directors prior to July 1, 2003, as described above, the holders of shares of Class A common stock and Class B common stock will have one vote for each share held and shall vote as a single class with no separate votes or consents required for any manner.

        Dividends

        The board of directors may declare and pay dividends on the Class A common stock and the Class B common stock, in equal or unequal amounts (including declaring and paying dividends on one class while not declaring or paying a dividend, or paying a different dividend, on the other class of shares). However, whenever a dividend is paid to the holders of the Class B common stock, we will also pay to the holders of Class A common stock a dividend per share equal to or greater than the dividend per share paid to the holders of Class B common stock unless a different dividend amount (or no dividend) has been authorized by a two-thirds majority of the board of directors.

        Liquidation

        In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of its debts and other liabilities, the holders of the shares of Class A common stock and the holders of the shares of Class B common stock will be entitled to their respective share of the remaining assets after payment of all applicable liabilities. The respective share of the assets distributed to the holders of Class B common stock will be based on the relative fair market value fo the net assets of the wholly-owned limited liability company which will hold the patent claims to the total assets ata the time of the liquidation. The respective share of the assets distributed to the holders of Class A common stock will be based on the relative fair market value of the Company's assets, without regard to the net assets of the limited liability company to the the total assets of the Company at the time of the liquidation. Neither the consolidation or merger of CTIG with or into any other corporation or corporations nor the sale, transfer or lease of all or substantially all of the Company's assets shall itself be deemed to be a liquidation, dissolution or winding up of the Company. The holders of the Class B common stock shall have no rights to the specific assets owned by the limited liability company at the time of liquidation, dissolution or winding up of the Company.

        The issuance of the securities in the merger was done based on an exemption under Section 4(2) of the Securities Act of 1933 in that there were fewer than 20 stockholders in Centillion and Celltech combined and those stockholders received the kind of information, prior to the merger, that they would have received if there had been a prospectus issued.


ITEM 3 - Details Upon Senior Securities:
         Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders:
                  On February 12, 2001 a special meeting of the shareholders was held and all of the proposals set forth were approved by a majority of the shareholders. On the date of the special meeting there were 7,521,255 shares of common stock outstanding, of which 4,503,329 shares of common stock of the Company was voted. The proposal and corresponding voting results at the meeting were:

                   1) to approve and adopt the Centillion merger agreement dated as of February 3, 2000, as amended, by and between the Company and Centillion, pursuant to which (i) Centillion will be merged with and into the Company, with the Company being the surviving entity, (ii) holders of Centillion common stock will receive 13,295,837 shares of Class A common stock and 2,833,334 shares of Class B common stock, and (iii) holders of Centillion common stock also will have an option to acquire additional shares of Common A common stock within the next five years. 4,443,733 shares voted for this proposal, 58,596 shares voted against this proposal and 1,000 shares abstained from voting;

                  2) to approve and adopt the Celltech merger agreement dated as of April 5, 2000, by and among the Company, CTI Billing Solutions Inc., a wholly-owned subsidiary of the Company, which we will refer to as CTIB, Celltech and all of Celltech's stockholders, pursuant to which Celltech will be merged with and into CTIB, with CTIB being the surviving entity and Celltech shareholders receiving $262,599 in cash and between 1,330,501 and 2,217,501 shares of Class A Common Stock, depending upon the average or price of the Company's common stock prior to the mergers. 4,443,733 shares voted for this proposal, 58,596 shares voted against this proposal and 1,000 shares abstained from voting;

                  3) to approve and adopt amendments to the Company's certificate of incorporation to redesignate its current common stock as Class A common stock, create a new Class B common stock and restructure and designate CTIG's post-merger board of directors all for purposes of the Centillion merger. 4,429,334 shares voted for this proposal, 72,995 shares voted against this proposal and 1,000 shares abstained from voting;

                  4) to approve and adopt an amendment to the the Company stock option and restricted stock plan to enable the Company to authorize additional options. 4,426,880 shares voted for this proposal, 66,696 shares voted against this proposal and 9,753 shares abstained from voting.


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8 - K:

         Exhibits:

         99.1 Consolidated Financial Statements of Centillion Data Systems, Inc. and Subsidiaries for the years ended December 31, 2000 and 1999.

         Form 8-K filed during the three month period ended March 31, 2001:

         The Company filed a Form 8-K with the Securities and Exchange Commission on February, 14 2001 in connection with the consummation of the merger of CTI Group (Holdings), Inc., Centillion Data System, Inc., and Celltech Informstion Systems, Inc..

         The Company filed a Form 8-K with the Securities and ExchangeCommission on February, 9 2001 in connection with settlement of a patent infringement action which will result in additional proceeds expected by the Company in connection with the proposed merger with Centillion Data Systems, Inc.





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Anthony P. Johns
-----------------------
Anthony P. Johns                                             Date: May 17, 2001
Chief Executive Officer