Form 10QSB
period 2001-06-30
CTI GROUP HOLDINGS INC
filed 2001-08-14
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001
OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____ .

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.

              (Exact name of Small Business Issuer in its charter)

          DELAWARE                                      51-0308583
          --------                                      ----------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification Number)

333 North Alabama Street, Suite 240, Indianapolis, IN          46204
--------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

          Issuer's telephone number, including area code (317) 262-4666

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __ .

The number of shares of common stock par value $.01, outstanding as of August 10, 2001 was 26,759,423.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       June 30,                    December 31,
                                                                         2001                          2000
                                                                      ---------                     -----------
              ASSETS

Current assets

  Cash and cash equivalents                                          $13,014,016                    $10,418,582

  Trade accounts receivable, less allowance
      for doubtful accounts of $258,665 and
      $70,510 at June 30, 2001 and
      December  31, 2000, respectively                                 2,043,421                      1,502,362

  Note receivable                                                            -0-                        562,911

  Prepaid expenses                                                       353,028                        197,055

  Income taxes refundable                                                100,508                        880,651

  Deferred income tax benefit                                            126,991                        360,858

  Other current assets                                                   279,167                            -0-
                                                                     -----------                    -----------
                            Total current assets                      15,917,131                     13,922,419

Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $2,183,338
  and $1,980,580 at June 30, 2001 and
  December 31, 2000, respectively                                        779,956                        525,693

Computer software, net of accumulated amortization
  of $1,412,730 and $1,264,386 at June 30, 2001
  and December 31, 2000, respectively                                  3,846,414                     2 ,872,161

Goodwill, and intangibles net of accumulated
  amortization of $1,136,818 at June 30, 2001                         17,539,790                            -0-

Other assets                                                             193,144                        198,113

Deferred acquisition costs                                                   -0-                      1,032,806
                                                                     -----------                    -----------

Total assets                                                         $38,276,435                    $18,551,192
                                                                     ===========                    ===========

See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                                                       June 30,                    December 31,
                                                                         2001                          2000
                                                                      ---------                     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities

  Accounts payable                                                   $   909,252                    $   338,316

  Other accrued expenses                                               1,496,752                        806,708

  Current tax liability                                                1,872,827                            -0-

  Restructuring costs                                                  1,633,412                            -0-

  Deferred revenue                                                       505,454                            -0-
                                                                     -----------                    -----------
                          Total current liabilities                    6,417,697                      1,145,024

Deferred tax liability                                                 1,219,974                        964,843

Redeemable common stock                                                      -0-                        379,622

Commitments and contingencies

 Stockholders'equity
  Common stock class A, par value $.01; 47,166,666 shares
   authorized; 26,759,423 issued at June 30, 2001
   and 16,694,058 shares issued, as adjusted,
   at December 31, 2000                                                  267,594                        166,941


   Common Stock Class B, par value $.01; 2,833,334 shares
   authorized issued and outstanding at June 30, 2001, none
   authorized and issued at December 31, 2001                             28,333                            -0-

   Additional paid in capital                                         18,770,387                      9,037,951

   Accumulated profit                                                 11,969,431                      6,856,811

   Other comprehensive income - Foreign
     currency translation                                                  9,414                            -0-

   Less - Treasury stock, 140,250 shares, at cost                       (406,395)                           -0-
                                                                     -----------                    -----------
                        Total stockholders' equity                    30,638,764                     16,061,703
                                                                     -----------                    -----------
Total liabilities and stockholders' equity                           $38,276,435                    $18,551,192
                                                                     ===========                    ===========

See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Six-Months Ended
                                                                               June 30,
                                                                        2001            2000
                                                                     -----------    -----------
Revenues
   Service and license fee revenues                                  $ 6,860,337    $ 5,288,635
   Patent license fee revenue                                         13,500,000      7,500,000
                                                                     -----------    -----------
                                                                      20,360,337     12,788,635
Cost of sales (exclusive of depreciation and
   amortization)
    Services                                                           3,037,168      1,271,803
    Patent license fee                                                 1,999,110      1,953,802
                                                                     -----------    -----------
                                                                       5,036,278      3,225,605
                                                                     -----------    -----------

Gross profit                                                          15,324,059      9,563,030

Costs and expenses
 Selling, general and administrative expenses                          5,325,566      2,253,391
 Depreciation and amortization                                         1,487,920        251,825
                                                                     -----------    -----------
                                                                       6,813,486      2,505,216

Income  from operations                                                8,510,573      7,057,814

Other expenses (income)
    Interest (income), net of interest expense of $9,143 in 2001        (301,088)      (244,550)
    Other (income)                                                      (115,700)    (1,069,440)
                                                                     -----------    -----------
Income before provision for taxes                                      8,927,361      8,371,804

    Tax provision                                                      3,814,741      3,229,809
                                                                     -----------    -----------
Income from continuing operations
    before discontinued operations                                     5,112,620      5,141,995

Discontinued operations
    Loss from disposal of and on discontinuing operations
      net of applicable tax benefit of $414,667                              -0-       (648,582)
   Minority interest in loss of discontinuing  operations                    -0-         65,099
                                                                     -----------    -----------
Net income                                                           $ 5,112,620    $ 4,558,512
                                                                     ===========    == ========
Other comprehensive income
       Foreign currency translation adjustment                             9,414            -0-
                                                                     -----------    -----------
Comprehensive income                                                 $ 5,122,034    $ 4,558,512
                                                                     ===========    ===========
Basic and diluted net income per common share:
   Income from continuing operations                                 $      0.21    $      0.31
   Discontinuing operations
      Loss on disposal of and from discontinuing operations                 0.00          (0.04)
      Minority interest in discontinuing operations                         0.00          (0.00)
                                                                     -----------    -----------
  Net income  per share                                              $      0.21    $      0.27
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three-Months Ended
                                                                               June 30,
                                                                        2001            2000
                                                                     -----------    -----------
Revenues
   Service and license fee revenues                                  $ 3,656,847    $ 2,662,979
   Patent license fee revenue                                                -0-            -0-
                                                                     -----------    -----------
                                                                       3,656,847      2,662,979
Cost of sales (exclusive of depreciation and
   amortization)
    Services                                                           1,748,749        391,415
    Patent license fee                                                       -0-            -0-
                                                                     -----------    -----------
                                                                       1,748,749        391,415
                                                                     -----------    -----------

Gross profit                                                           1,908,098      2,271,564

Costs and expenses
 Selling, general and administrative expenses                          2,283,669      1,468,248
 Depreciation and amortization                                         1,000,467        136,131
                                                                     -----------    -----------
                                                                       3,284,136      1,604,379

Income (loss) from operations                                         (1,376,038)       667,185

Other expenses (income)
    Interest (income), net of interest expense of $6,112 in 2001        (140,280)      (155,250)
    Other (income)                                                       (11,316)      (638,835)
                                                                     -----------    -----------
Income (loss) before provision for taxes                              (1,224,442)     1,461,270

    Tax (benefit) provision                                             (247,717)       536,373
                                                                     -----------    -----------
Income (loss) from continuing operations
    before discontinued operations                                      (976,725)       924,897

Discontinued operations
    Loss from disposal of and on discontinuing operations
      net of applicable tax benefit of $414,667                              -0-       (648,582)
    Minority interest in loss of discontinuing operations                    -0-         65,099
                                                                     -----------    -----------
Net income (loss)                                                    $  (976,725)   $   341,414
                                                                     ===========    ===========
Other comprehensive income (loss)
       Foreign currency translation adjustment                           (22,911)           -0-
                                                                     -----------    -----------
Comprehensive income (loss)                                          $  (999,636)   $   341,414
                                                                     ===========    ===========
Basic and diluted net income (loss) per common share
    Income from continuing operations                                $     (0.04)   $      0.06
   Discontinuing operations
      Loss on disposal of and from discontinuing operations                 0.00          (0.04)
      Minority interest in discontinuing operations                         0.00          (0.00)
                                                                     -----------    -----------
  Net income (loss) per share                                        $     (0.04)   $      0.02
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six-Months Ended
                                                                               June 30,
                                                                        2001            2000
                                                                     -----------    -----------
Cash provided by (used in):
   Operating activities:
      Net income                                                     $ 5,112,620    $ 5,141,995

      Adjustments to reconcile net income to cash provided by (used in) operations:

        Depreciation and amortization                                  1,487,920        251,825
        Deferred tax provision                                           233,867        362,330
        Changes in operating working capital:
              Increase in trade receivables                             (360,530)      (377,357)
              Decrease in inventories                                      2,528          1,710
              (Increase) in prepaid expenses                             (64,219)       (13,758)
              Increase in accounts payable                               117,539        230,685
              (Decrease) in other accrued expenses                    (1,846,821)    (2,078,720)
              Increase in deferred revenue                                 5,568         20,193
              Increase in taxes payable                                2,908,101      1,156,654
                                                                     -----------    -----------
          Cash provided by operating activities                        7,596,573      4,695,557
                                                                     -----------    -----------
   Investing activities:
       Cash of business acquired, net of cash paid                       270,961            -0-
       Additions to equipment and leasehold improvements                (122,438)      (266,416)
       Additions to computer software                                   (981,712)      (713,573)
       Proceeds distributed to CDS Holdings                           (3,741,457)           -0-
       Assets distributed to CDS Holdings                                723,205            -0-
       Acquisition of net assets                                      (1,064,111)           -0-
       Additions to investments                                              -0-       (756,317)
       Proceed from sale of marketable investments                           -0-      5,502,209
       Cash included in assets of discontinued operations                    -0-       (420,672)
                                                                     -----------    -----------
         Cash (used in) provided by investing activities              (4,915,552)     3,345,231
                                                                     -----------    -----------
   Financing activities:
       Repayment of debt                                                 (67,778)      (214,505)
       Exercised stock options                                               550            -0-
       Redemption of stock                                                   -0-        (52,879)

                                                                     -----------    -----------
         Cash (used in) financing activities                             (67,228)      (267,384)

         Effect of exchange rates on cash                                (18,359)           -0-
                                                                     -----------    -----------

Increase in cash and cash equivalents                                  2,595,434      7,773,404
Cash and cash equivalents, at beginning of period                     10,418,582      6,865,542
                                                                     -----------    -----------

   Cash and cash equivalents, at end of period                       $13,014,016    $14,638,946
                                                                     ===========    ===========
Supplemental cash flow information
    Income taxes paid                                                   $525,000     $1,050,000

See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: Business and Basis of Presentation

CTI Group (Holdings) Inc. and Subsidiaries (the "Company") designs, develops, markets and supports billing and data management software and services.

The Company is comprised of two business segments: Billing and Customer Care ("BCC") and Enterprise Operating Support Systems ("Enterprise OSS"). BCC provides billing and billing analysis software and services to suppliers. BCC software and services are used primarily by telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operations. Enterprise OSS provides telemanagement software and services for end users to manage their usage of telecommunications services and equipment.

On February 12, 2001 Centillion Data Systems, Inc ("Centillion") consummated a merger ("the Merger") with CTI Group (Holdings), Inc. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems Inc. ("Celltech"). The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion and the results of operations subsequent to the Merger date of February 12, 2001 (See Note 2) for the acquired companies of the CTI Group (Holdings) and Celltech.

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Centillion for the years ended December 31, 2000 and 1999 included under Item 6 as an exhibit to the Form 10-QSB for period ending March 31, 2001 and the definitive proxy statement for CTI Group (Holdings) Inc. describing the Merger as filed with the SEC on January 23, 2001.

NOTE 2: Merger

On February 12, 2001, Centillion Data Systems, Inc. consummated a merger ("the Merger") with CTI Group (Holdings), Inc. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems Inc.

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion, were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were to be issued 2,217,498 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger with CTI Group has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of common stock and control the combined company as a result of the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of the CTI Group (Holdings) and Celltech.

The former Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a Promissory Note. The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of approximately $3.0 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $516,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such promissory note is considered as a contingent stock purchase receivable. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of common stock to the former Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the common stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's common stock are to be issued for the appraised value at 88% of the average market price at the time. As of June 30, 2001 no transferred entities have been sold.

Centillion's former patents, its right to enforce its patents, and its current and future patent infringement litigation and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consolidation, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock at various times after the merger based on the value of the Tracking LLC at a Class A common stock value at the lower of $1.50 per share or 88% of the average market value at that time, for a maximum of 1 million additional shares if issued within 25 months after closing, otherwise, at 88% of the average market value at that time, or 100% of the average market value at the time, depending upon the type and amount of conversion. Affiliates of Centillion's former stockholders have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent infringement litigation. Repayments of such borrowings is contingent upon and is to be repaid from and to the extent there are proceeds from patent enforcement activities. As of June 30, 2001 the Company has incurred $245,207 in enforcement costs which is included in other current assets in the balance sheet. No amounts have been drawn against such available loan as of June 30, 2001.

As a result of the exchange of the former Centillion's stock for the Company's stock, the former stockholders of Centillion hold a majority of the outstanding voting stock of the Company. Therefore, this transaction was treated as a recapitalization of the Company with Centillion being treated as the acquirer (reverse acquisition). As the acquirer, the Company has capitalized all direct legal and other fees related to the acquisition. Total consideration in connection with the Merger with the former CTI Group (Holdings) amounted to $10,824,719 which included $1.613,140 in acquisition costs and the remainder of the consideration in the form, of Class A common stock.

In February 2001, the Company acquired Celltech, a provider of customer billing management systems, and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,498 shares of Class A common stock of which 1,050,583 shares were to be held in escrow dependent upon the attainment of certain predetermined net revenue levels of Celltech's former largest customer. Subsequent to the merger 892,833 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,456,938 which included cash of $262,599, acquisition costs, including restructuring costs, of $1,700,115 and the remainder of the consideration of $2,756,823, was satisfied by the issuance of 1,219,833 shares of Class A common stock.

The Company has engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger. The valuation will serve as the basis of allocation of the purchase price to the various classes of assets acquired, and will include a determination as to whether any purchased in-process research and development existed at the time of acquisition. The estimated goodwill and intangibles in connection with the Merger are estimated to have various estimated lives ranging from .5 to 7.5 years. At June 30, 2001, the allocation of the purchase price is still preliminary

In connection with the merger with CTI Group (Holdings) Inc. and Celltech the following net assets were obtained (in thousands):


--------------------------------------------------------------------------
Cash                         $533      Debt                  ($618)
--------------------------------------------------------------------------
Trade accounts receivables    929     Accounts Payable        (453)
--------------------------------------------------------------------------
Inventory                      36     Accrued Expenses      (2,537)
--------------------------------------------------------------------------
Computer software             154     Deferred Revenue        (500)
--------------------------------------------------------------------------
Prepaid expenses               96     Property                 356
--------------------------------------------------------------------------
Other                        (164)
--------------------------------------

The following table summarizes the unaudited pro forma combined results of operations for the six and three months ended June 30, 2001 and 2000, as if the Merger had taken place at the beginning of the period:

                                    6 months         6 months        3 months
                                      2001             2000            2000
                                    --------         --------        --------

Revenues                           $20,972,987      $19,311,950     $5,681,925
                                   ===========      ===========     ==========
Net Income (loss)                  $ 4,341,774      $ 2,565,048     $ (750,055)
                                   ===========      ===========     ==========
Basic and diluted income (loss)
per common share                   $       .16      $       .15     $     (.04)
                                   ===========      ===========     ==========

NOTE 3:  Business Restructuring Charge

In connection with the Merger, the Company has developed a restructuring plan (the "Plan") to streamline cost structures and consolidate operations which related primarily to the former CTI Group (Holdings) Inc. operations in Valley Forge and the former Celltech operations in Houston. The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the merger. The restructuring liability amounted to $1,633,412 as of June 30, 2001. The reduction in the liability for restructuring costs relates to severance payments. The restructuring costs was assumed in the purchase business combination and included in the allocation of the acquisition cost. The liability for restructuring costs relates primarily to the former Celltech operation in Houston and represents close down costs associated primarily with noncancellable lease obligations and personnel severance costs. The Company expects to substantially complete the restructuring plan by December 31, 2001. Subsequent changes to the restructuring costs will be considered as an adjustment to the purchase price of the Merger.

NOTE 4: Basic And Diluted Income Per Common Share

Net income or (loss) per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The outstanding historical shares prior to the Merger date have been retroactively adjusted to reflect the equivalent number of shares based on the merger conversion ratio (1 share of Centillion for 4.6 shares of the Company's stock). Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options. Basic weighted average shares outstanding were 24,012,225 and 16,681,024 for the six months ended June 30, 2001 and 2000, respectively, and were 26,461,614 and 16,678,417 for the three months ended June 30, 2001 and 2000, respectively. Diluted weighted average shares outstanding were 24,180,336 and 16,776,306 for the six months ended June 30, 2001 and 2000, respectively, and were 26,461,614 and 16,766,929 for the three months ended June 30, 2001 and 2000, respectively.

Class B shares have been excluded from basic and diluted EPS. On an if converted method the Class B common stock would convert into zero Class A shares at June 30, 2001. Depending of the value of Tracking LLC in future periods the Class B shares could have a dilutive effect on earnings per share.

NOTE 5: Segment Information

The Company designs, develops, markets and supports billing and data management software and services. The Company is comprised of two business segments:
Billing and Customer Care ("BCC") and Enterprise Operating Support Systems ("Enterprise OSS"). BCC provides billing and billing analysis software and services to suppliers. BCC software and services are used primarily by telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operations. Enterprise OSS provides telemanagement software and services for end users to manage their usage of telecommunications services and equipment. The Company conducts business in the United Kingdom and the United States. Activities in Indianapolis (former Centillion operation) and

Houston (former Celltech operation) are primarily BCC activities. Former activities of the CTI Group based in Valley Forge and London are primarily Enterprise OSS with a portion of the Valley Forge business being BCC. Activities of the acquired operations of Celltech and CTI Group (Holdings) Inc. in connection with the Merger included in the table below are for the period subsequent to the Merger date of February 12, 2001. A summary of the Company's operations by geographic area for the six and three months ended June 30, 2001 and 2000 is as follows (EBITDA is earnings before interest, taxes, depreciation and amortization):

                                   3 Months Ended                                 6 Months Ended
                                      June 30,                                       June 30,
                         UK             USA       Consolidated         UK              USA        Consolidated
                     -----------------------------------------     -------------------------------------------
 2001
 ----
Sales                $  927,829     $ 2,729,018    $ 3,656,847     $1,260,358     $19,099,979      $20,360,337
                     ==========     ===========    ===========     ==========     ===========      ===========
EBITDA               $   68,912     $  (444,483)   $  (375,571)    $  (46,967)    $10,045,460      $ 9,998,493
                     ==========     ===========    ===========     ==========     ===========      ===========
Net income (loss)    $   50,532     $(1,027,257)   $  (976,725)    $  (75,472)    $5 ,188,092      $ 5,112,620
                     ==========     ===========    ===========     ==========     ===========      ===========
Long-lived assets
including goodwill   $1,341,655     $21,017,649    $22,359,304     $1,341,655     $21,017,649      $22,359,304
                     ==========     ===========    ===========     ==========     ===========      ===========
 2000
 ----
Sales                $        0     $ 2,662,979    $ 2,662,979     $        0     $12,788,635      $12,788,635
                     ==========     ===========    ===========     ==========     ===========      ===========
EBITDA               $        0     $   803,316    $   803,316     $        0     $ 7,309,639      $ 7,309,639
                     ==========     ===========    ===========     ==========     ===========      ===========
Net income (loss)    $        0     $   341,414    $   341,414     $        0     $ 4,558,512      $ 4,558,512
                     ==========     ===========    ===========     ==========     ===========      ===========
Long-lived assets    $        0     $ 4,628,773    $ 4,628,773     $        0     $ 4,628,773      $ 4,628,773
                     ==========     ===========    ===========     ==========     ===========      ===========


                                    Six month ending June 30,

                                     Enterprise
                     Billing and     Operating
                    Customer Care  Support Systems   Corporate   Consolidated
                    ----------------------------------------------------------
 2001
 ----
Sales                $5,312,933     $ 1,547,405     $13,500,000    $20,360,337
                     ==========     ===========     ===========    ===========
EBITDA               $  662,657     $   (83,035)    $ 9,418,871     $9,998,493
                     ==========     ===========     ===========    ===========
Net income (loss)    $  361,850     $  (111,540)    $ 4,862,310    $ 5,112,620
                     ==========     ===========     ===========    ===========
Long-lived assets
including goodwill   $9,226,113     $12,945,616     $   187,575    $22,359,304
                     ==========     ===========     ===========    ===========

 2000
 ----
Sales                $5,288,635     $         0     $ 7,500,000    $12,788,635
                     ==========     ===========     ===========    ===========

EBITDA               $1,763,441     $         0     $ 5,546,198    $ 7,390,639
                     ==========     ===========     ===========    ===========
Net income (loss)    $2,852,387     $         0     $ 1,706,125    $ 4,558,512
                     ==========     ===========     ===========    ===========
Long-lived assets    $4,628,773     $         0     $         0    $ 4,628,773
                     ==========     ===========     ===========    ===========

                                    Three month ending June 30,

                                     Enterprise
                     Billing and     Operating
                    Customer Care  Support Systems   Corporate   Consolidated
                    ----------------------------------------------------------
 2001
 ----
Sales                $2,562,670     $ 1,094,177     $         0    $ 3,656,847
                     ==========     ===========     ===========    ===========
EBITDA               $  273,135     $    80,117     $  (728,823)   $  (375,571)
                     ==========     ===========     ===========    ===========
Net income (loss)    $   (9,978)    $    61,737     $(1,028,484)   $  (976,725)
                     ==========     ===========     ===========    ===========
Long-lived assets
including goodwill   $9,226,113     $12,945,616     $   187,575    $22,359,304
                     ==========     ===========     ===========    ===========

 2000
 ----
Sales                $2,662,979     $         0     $         0    $ 2,662,979
                     ==========     ===========     ===========    ===========

EBITDA               $1,479,927     $         0     $  (676,611)   $   803,316
                     ==========     ===========     ===========    ===========
Net income (loss)    $1,479,927     $         0     $(1,138,513)   $   341,414
                     ==========     ===========     ===========    ===========
Long-lived assets    $4,628,773     $         0     $         0    $ 4,628,773
                     ==========     ===========     ===========    ===========

NOTE 6:  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 " Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company believes the adoption of such statement will not have a material impact on it.

     Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this statement. Subsequent to December 31, 2001, goodwill and intangible assets under SFAS No. 142 will not be subject to amortization; however, goodwill and intangile assets will be subject to the assessment of realizability and impairment. The Company believes the adoption of such statement does not have a material impact on it in the year 2001.

ITEM 2

         Management's Discussion and Analysis or Plan of Operation


Background

CTI Group (Holdings) Inc. and Subsidiaries (the "Company") designs, develops, markets and supports billing and data management software and services.

The Company is comprised of two business segments: Billing and Customer Care ("BCC") and Enterprise Operating Support Systems ("Enterprise OSS"). BCC provides billing and billing analysis software and services to suppliers. BCC software and services are used primarily by telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operations. Enterprise OSS provides telemanagement software and services for end users to manage their usage of telecommunications services and equipment.

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger ("the Merger") with CTI Group (Holdings), Inc. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems Inc. ("Celltech").

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion, were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were to be issued 2,217,498 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger with CTI Group has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of common stock and control the combined company as a result of the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of the CTI Group (Holdings) and Celltech.

The former Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a Promissory Note. The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of approximately $3 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $516,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such promissory note is considered as a contingent stock purchase receivable. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of common stock to the former Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the common stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's common stock are to be issued for the appraised value at 88% of the average market price at the time. As of June 30, 2001 no transferred entities have been sold.

Centillion's former patents, its right to enforce its patents, and its current and future patent infringement litigation and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consolidation, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock at various times after the merger based on the value of the Tracking LLC at a Class A common stock value at the lower of $1.50 per share or 88% of the average market value at that time, for a maximum of 1 million additional shares if issued within 25 months after closing, otherwise, at 88% of the average market value at that time, or 100% of the average market value at the time, depending upon the type and amount of conversion. Affiliates of Centillion's former stockholders have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent infringement litigation. Repayments of such borrowings is contingent upon and is to be repaid from and to the extent there are proceeds from patent enforcement activities. As of June 30, 2001 the Company has incurred $245,207 in enforcement costs which is included in other current assets in the balance sheet. No amounts have been drawn against such available loan as of June 30, 2001.

As a result of the exchange of the former Centillion's stock for the Company's stock, the former stockholders of Centillion hold a majority of the outstanding voting stock of the Company. Therefore, this transaction was treated as a recapitalization of the Company with Centillion being treated as the acquirer (reverse acquisition). As the acquirer, the Company has capitalized all direct legal and other fees related to the acquisition. Total consideration in connection with the Merger with the former CTI Group (Holdings) amounted to $10,824,719 which included $1,613,140 in acquisition costs and the remainder of the consideration in the form of Class A common stock.

In February 2001, the Company acquired Celltech a provider of customer billing management systems and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,498 shares of Class A common stock of which 1,050,583 shares were to be held in escrow dependent upon the attainment of certain predetermined net revenue levels of Celltech's former largest customer. Subsequent to the merger 892,833 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,456,958, which included cash of $262,599, acquisition costs of $1,700,115 and the remainder of the consideration of $2,756,823, was satisfied by the issuance of 1,219,833 shares of Class A common stock.

Results of Operations - Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenues from operations for the six months ended June 30, 2001 increased $7,571,702 to $20,360,337 as compared to $12,788,635 in the prior year period. The increase in revenue was primarily the result of increased one-time license fee revenue resulting from patent litigation settlements and revenues generated from the operations of Celltech and CTI Group (Holdings) Inc. for the period February 13, 2001, to June 30, 2001 (see Note 2 to the consolidated financial statements). The increase in one-time license fee revenue resulting from patent litigation settlements of $13,500,000 in 2001 compares to $7,500,000 in one-time license fee revenue in 2000. Revenues from the operations of Celltech and CTI Group (Holdings) Inc. for the period February 13, 2001, to June 30, 2001 amounted to approximately $2.9 million which were offset by a approximately $1.3 million reduction in revenue, exclusive of one-time license fee, at the former Centillion operations from approximately $5.3 million in 2000 to approximately $4.0 million in 2001. The reduction in revenue at the former Centillion operation, exclusive of the one-time license fee, was primarily associated with a contract renewal with a major customer at a reduced revenue rate structure. The major customer represents 17% of total revenues; however, exclusive of one-time license fee revenue resulting from patent litigation settlements, such customer represents 52% of revenues.

Cost of sales for the six months ended June 30, 2001 increased $1,810,673 to $5,036,278 as compared to $3,225,605 in the prior year period. The increase in cost of sales was primarily attributable to cost of sales associated with the operations of Celltech and CTI Group (Holdings) Inc. of approximately $1,714,000 representing the period February 13, 2001, to June 30, 2001 offset by a reduction in processing costs of approximately $97,000 associated with the former Centillion operations. Gross profit was 75% of revenues for the six months ended June 30, 2001 compared to 75% in the prior year period. Exclusive of one-time license fee revenue and costs gross profit amounted to 55% of revenues for the six months ended June 30, 2001 as compared to 76% of revenue in the six months in the prior year period. The decrease in gross profit, exclusive of one-time license fee revenue was primarily associated with reduced revenue rate structure on renewed contracts with a major customer and lower margin associated with product lines obtained in the Merger.

Selling, general and administrative expenses for the six months ended June 30, 2001 increased $3,072,175 to $5,325,566 compared to $2,253,391 in the prior year period. The increase in selling, general and administrative expenses was attributable to the operations acquired in connection with the Merger along with increased severance costs and increased selling costs associated with the former Centillion operations. The Company incurred approximately $1.3 million in separation and severance costs in 2001 related to former Centillion employees. Selling, general and administrative costs associated with the operations of Celltech and CTI Group (Holdings) Inc. for the period February 13, 2001, to June 30, 2001 amounted to approximately $2.4 million. Selling, general and administrative expense includes $633,252 of research and development expense for the six months ended June 30, 2001.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was $9,998,493 for the six months ended June 30, 2001 as compared to $7,309,639 in the prior year period. Earnings before amortization of goodwill associated with the Merger, amounts to $6,249,438 for the six month period ended June 30, 2001. Goodwill amortization associated with the Merger for the six months ended June 30, 2001 amounts to $1,136,818.

Other income for the six months ended June 30, 2001 amounted to $115,700 compared to $1,069,440 in the prior year period. The decrease in other income was primarily attributable from liquidating a portion of the Company's investments during the six months ended June 30, 2000 and realizing the gain as opposed to no such liquidations in 2001. The liquidation of the investments was in anticipation of the merger.

Interest income increased $56,538 to $301,088 for the six month ended June 30, 2001 compared to $244,550 in the prior year period. The increase in interest income was associated with greater weighted average cash and cash equivalent base during the respective period in 2001 compared to 2000.

Results of Operations-Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues from operations for the three months ended June 30, 2001 increased $993,868 to $3,656,847 as compared to $2,662,979 in the prior year period. The increase in revenue is primarily the result of revenues generated from the acquired operations of Celltech and CTI Group (Holdings) Inc. acquired in connection with the Merger in 2001 (see Note 2 to the consolidated financial statements). Revenues from the former operations of Celltech and CTI Group (Holdings) Inc. amounted to approximately $1,794,000 for the three months ended June 30, 2001 which were offset by approximately $860,000 reduction in revenue at the former Centillion operations from $2,663,000 in 2000 to $1,803,000 in 2001. The reduction in revenue at the former Centillion operation, was primarily associated with a contract renewal with a major customer at a reduced revenue rate structure. The major customer represents 45% of total revenues for the three months ended June 30, 2000.

Cost of sales for the three months ended June 30, 2001 increased $1,357,334 to $1,748,749 compared to $391,415 in the prior year period. The increase in cost of sales was primarily attributable to cost of sales associated with the operations of Celltech and CTI Group (Holdings) Inc. of approximately $1,090,000 and an increase in processing costs of approximately $267,000 associated with the former Centillion operations. Gross profit was 52% of revenues for the three months ended June 30, 2001 compared to 85% of revenue in the three months in the prior year period. The decrease in gross profit was primarily attributable to reduced contributions from acquired operations Celltech and CTI Group (Holdings) Inc. in connection with the Merger.

Selling, general and administrative expenses for the three months ended June 30, 2001 increased $815,421 to $2,283,669 compared to $1,468,248 in the prior year period. The increase in selling, general and administrative expenses was primarily attributable to the related expenses associated with the operations of Celltech and CTI Group (Holdings) Inc. Selling, general and administrative expenses includes $316,929 of research and development expenses for the three months ended June 30, 2001.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was negative $375,571 for the three months ended June 30, 2001 as compared to $803,316 in the prior year period. Loss before amortization of goodwill associated with the Merger, amounts to $174,606 for the three months ended June 30, 2001. Goodwill amortization associated with the Merger for the three months ended June 30, 2001 amounts to $802,118.

Other income for the three months ended June 30, 2001 amounted to $11,316 compared to $638,835 in the prior year period. The decrease in other income was primarily attributable from liquidating a portion of the Company's equity investments during the three months ended June 30, 2000 and realizing the gain as opposed to no such liquidations in 2001. The liquidation of the investments was in anticipation of the merger.

Interest income decreased $14,970 to $140,280 for the three months ended June 30, 2001 from $155,250 in the prior year period. The decrease in interest income was associated with decline in investment market return associated with declining interest rates.

Taxes

The tax rate, was approximately 43% and 39% for the six months ended June 30, 2001 and 2000 respectively. The tax rate (tax benefit) was approximately (22%) and 37% for the three months ended June 30, 2001 and 2000 respectively. The increase in tax rate and reduction in tax benefit rate is primarily associated with the nondeductibility of increased goodwill amortization associated with the merger.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $13,014,016 as of June 30, 2001 compared to $10,418,582 as of December 31, 2000. Cash flow from operations provided $7,596,573 offset by cash used in investing activity of $4,915,552 and financing activities of $67,228. Cash flow from operations was primarily attributable to the $13.5 million, license fee revenue results from patent litigation settlement. Cash used in investing activities was primarily the result of $3.7 million distributed to the spun-off businesses of CDS. Cash used in financing activities is primarily attributable to repayment of a note payable.

The Company derives a substantial portion of its revenues from a few customers. The former Centillion's billing analysis business generated approximately $1.6 million in revenues in the three months ended June 30, 2001 and approximately $3.7 million in revenues in the six months ended June 30, 2001 from a single customer. This customer's contract was renegotiated and extended to March 2002, with an automatic annual renewal unless three month prior notification is given. The loss of this customer could have a substantial negative impact on the Company.

The former Celltech's billing business lost two customers during the first quarter of 2001 which represented 72% of the former Celltech's billing business revenue. The loss of revenue has had an adverse impact on cashflows at Celltech's business operations in Houston. In order to control costs and cashflows the Company decided to combine the former Celltech operation in Houston with the Company's other locations.

The Company had provided for $1,739,000 in restructuring reserve, which is considered part of the purchase price, to provide for the restructuring costs associated with the consolidation efforts of the Company's various operations. The restructuring reserve amounted to $1,633,412 as of June 30, 2001.

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

The Company's ability to predict projected results or the effect of events on Company's operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. In addition to information provided elsewhere in this document, shareholders should consider the following: the risk that the Company will not be able to attract and retain customers to purchase its products, the risk that the Company will not be able to commercialize and market products; results of research and development; technological advances by third parties; loss of major customers; competition; future capital needs of the Company; history of operating losses; dependence upon key personnel and general economic and business conditions; the risk that the Company will not be able to integrate and consolidate the businesses it has recently acquired in an efficient or effective manner.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:
         None


ITEM 2 - Changes in Securities:
         None


ITEM 3 - Details Upon Senior Securities:
         Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         None


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8 - K:

             Form 8-K filed during the three month period ended June 30, 2001:
                  The Company filed a form 8-K/A with the Securities and Exchange Commission on May 7, 2001 identifying that Olive LLP, the accountants of the successor company in connection with the consummation of the Merger of CTI Group (Holdings) ,Inc. and Centillion Data Systems Inc., were deemed to be the Company's certified accountants replacing Deloitte Touche LLP. The form 8-K/A amended its previously filed form 8-K on February 14, 2001.

                  The Company filed a Form 8-K on May 8, 2001 with the Securities and Exchange Commission indicating that the Company decided on May 7, 2001 to hire PricewaterhouseCoopers LLP as its independent auditors to replace Olive LLP.

            Exhibit 10.20 - Copy of Agreement dated May 15, 2001 between the
                   Company and David Warren waiving right to additional escrow shares of Class A common stock

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/Anthony P. Johns
-----------------------
Anthony P. Johns                                       Date: August 14, 2001
Chief Executive Officer