Form 10QSB/A
period 2001-06-30
CTI GROUP HOLDINGS INC
filed 2001-11-14
CIK 355627

Introductory Statement on Amended Filing

This Form 10-QSB/A is filed to amend the consolidated statements of operations to remove the loss on discontinued operations and related per share data for the three months and six months ended June 30, 2000 for the predecessor entity Centillion Data Systems, Inc. as included in the Form 10-QSB for the quarter ended June 30, 2001, as filed, August 14, 2001.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB/A

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

Commitments and contingencies

 Stockholders'equity
  Common stock class A, par value $.01; 47,166,666 shares
   authorized; 26,759,423 issued at June 30, 2001
   and 16,694,058 shares issued, as adjusted,
   at December 31, 2000                                                  267,594                        166,941


   Common Stock Class B, par value $.01; 2,833,334 shares
   authorized issued and outstanding at June 30, 2001, none
   authorized and issued at December 31, 2000                             28,333                            -0-

   Additional paid in capital                                         18,770,387                      9,037,951

   Accumulated profit                                                 11,969,431                      6,856,811

   Other comprehensive income - Foreign
     currency translation                                                  9,414                            -0-

   Less - Treasury stock, 140,250 shares, at cost                       (406,395)                           -0-
                                                                     -----------                    -----------
                        Total stockholders' equity                    30,638,764                     16,061,703
                                                                     -----------                    -----------
Total liabilities and stockholders' equity                           $38,276,435                    $18,551,192
                                                                     ===========                    ===========

See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Six-Months Ended
                                                                               June 30,
                                                                        2001            2000
                                                                     -----------    -----------
Revenues
   Service and license fee revenues                                  $ 6,860,337    $ 5,288,635
   Patent license fee revenue                                         13,500,000      7,500,000
                                                                     -----------    -----------
                                                                      20,360,337     12,788,635
Cost of sales (exclusive of depreciation and
   amortization)
    Services                                                           3,037,168      1,271,803
    Patent license fee                                                 1,999,110      1,953,802
                                                                     -----------    -----------
                                                                       5,036,278      3,225,605
                                                                     -----------    -----------

Gross profit                                                          15,324,059      9,563,030

Costs and expenses
 Selling, general and administrative expenses                          5,325,566      2,253,391
 Depreciation and amortization                                         1,487,920        251,825
                                                                     -----------    -----------
                                                                       6,813,486      2,505,216

Income  from operations                                                8,510,573      7,057,814

Other expenses (income)
    Interest (income), net of interest expense of $9,143 in 2001        (301,088)      (244,550)
    Other (income)                                                      (115,700)    (1,069,440)
                                                                     -----------    -----------
Income before provision for taxes                                      8,927,361      8,371,804

    Tax provision                                                      3,814,741      3,229,809
                                                                     -----------    -----------
Net income                                                           $ 5,112,620    $ 5,141,995
                                                                     ===========    ===========
Other comprehensive income
       Foreign currency translation adjustment                             9,414            -0-
                                                                     -----------    -----------
Comprehensive income                                                 $ 5,122,034    $ 5,141,995
                                                                     ===========    ===========
Basic and diluted net income per common share:                       $      0.21    $      0.31
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three-Months Ended
                                                                               June 30,
                                                                        2001            2000
                                                                     -----------    -----------
Revenues
   Service and license fee revenues                                  $ 3,656,847    $ 2,662,979
   Patent license fee revenue                                                -0-            -0-
                                                                     -----------    -----------
                                                                       3,656,847      2,662,979
Cost of sales (exclusive of depreciation and
   amortization)
    Services                                                           1,748,749        391,415
    Patent license fee                                                       -0-            -0-
                                                                     -----------    -----------
                                                                       1,748,749        391,415
                                                                     -----------    -----------

Gross profit                                                           1,908,098      2,271,564

Costs and expenses
 Selling, general and administrative expenses                          2,283,669      1,468,248
 Depreciation and amortization                                         1,000,467        136,131
                                                                     -----------    -----------
                                                                       3,284,136      1,604,379

Income (loss) from operations                                         (1,376,038)       667,185

Other expenses (income)
    Interest (income), net of interest expense of $6,112 in 2001        (140,280)      (155,250)
    Other (income)                                                       (11,316)      (638,835)
                                                                     -----------    -----------
Income (loss) before provision for taxes                              (1,224,442)     1,461,270

    Tax (benefit) provision                                             (247,717)       536,373
                                                                     -----------    -----------

Net income (loss)                                                    $  (976,725)   $   924,897
                                                                     ===========    ===========
Other comprehensive income (loss)
       Foreign currency translation adjustment                           (22,911)           -0-
                                                                     -----------    -----------
Comprehensive income (loss)                                          $  (999,636)   $   924,897
                                                                     ===========    ===========
Basic and diluted net income (loss) per common share                 $     (0.04)   $      0.06
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