Form 10QSB
period 2001-09-30
CTI GROUP HOLDINGS INC
filed 2001-11-14
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001
OR

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____  .

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.

              (Exact name of Small Business Issuer in its charter)

                DELAWARE                                       51-0308583
                --------                                       ----------
 (State or other jurisdiction of                             (IRS Employer
  incorporation of organization)                        Identification Number)

     333 North Alabama Street, Suite 240, Indianapolis, IN       46204
     -------------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)

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

The number of shares of common stock par value $.01, outstanding as of November 12, 2001 was 26,669,456.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     September 30,     December 31,
                                                                                         2001              2000
                                                                                     -----------       -----------
              ASSETS
Current assets

  Cash and cash equivalents                                                          $11,902,837       $10,418,582

  Trade accounts receivable, less allowance
     for doubtful accounts of $257,588 and
     $70,510 at September 30, 2001 and
     December  31, 2000, respectively                                                  2,084,279         1,502,362

  Note receivable                                                                            -0-           562,911

  Prepaid expenses                                                                       358,803           197,055

  Income taxes refundable                                                                100,508           880,651

  Deferred income tax benefit                                                            192,863           360,858

  Other current assets                                                                   238,447               -0-
                                                                                      ----------        ----------
                            Total current assets                                      14,877,737        13,922,419

Furniture, fixtures, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization of $2,313,344
  and $1,980,580 at September 30, 2001 and
  December 31, 2000, respectively                                                        884,591           525,693

Computer software, net of accumulated
  amortization of $1,493,476 and $1,264,386 at
September 30, 2001 and December 31, 2000,
  respectively                                                                         4,102,327        2 ,872,161

Goodwill, and intangibles net of accumulated amortization of $1,948,202
  at September 30, 2001                                                               17,761,600               -0-

Other assets                                                                             189,478           198,113

Deferred acquisition costs                                                                   -0-         1,032,806
                                                                                     -----------       -----------
Total assets                                                                         $37,815,733       $18,551,192
                                                                                     ===========       ===========

See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                                                    September 30,   December 31,
                                                                         2001           2000
                                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities

  Accounts payable                                                      $343,570       $338,316

  Other accrued expenses                                               2,198,517        806,708

  Current tax liability                                                1,318,762            -0-

  Restructuring costs                                                  1,508,421            -0-

  Deferred revenue                                                       635,440            -0-
                                                                     -----------    -----------
                          Total current liabilities                    6,004,709      1,145,024

Deferred tax liability                                                 2,116,428        964,843

Redeemable common stock                                                      -0-        379,622

Commitments and contingencies

 Stockholders' equity
   Common stock class A, par value $.01; 47,166,666 shares
   authorized; 26,669,456 issued at September 30, 2001
   and 16,694,058 shares issued, as adjusted,  at December 31, 2000      266,695       166,941


   Common Stock Class B, par value $.01; 2,833,334 shares
   authorized issued and outstanding at September 30, 2001, none
   authorized and issued at December 31, 2000                             28,334            -0-

   Additional paid in capital                                         18,810,625      9,037,951

   Accumulated profit                                                 10,989,306      6,856,811

   Other comprehensive income - Foreign
     currency translation                                                  6,031            -0-

   Less - Treasury stock, 140,250 shares, at cost                      (406,395)            -0-
                                                                    ------------    -----------
                        Total stockholders' equity                    29,694,596     16,061,703
                                                                    ------------    -----------
Total liabilities and stockholders' equity
                                                                     $37,815,733    $18,551,192
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      Nine-Months Ended
                                                                                          September 30,
                                                                                 2001                      2000
                                                                             ------------              ------------
Revenues
   Service and license fee revenues                                          $ 10,360,430              $  7,956,250
   Patent license fee revenue                                                  13,500,000                 7,500,000
                                                                             ------------              ------------
                                                                               23,860,430                15,456,250
Cost of sales (exclusive of depreciation and
   amortization)
   Services                                                                     4,579,050                 2,155,556
   Patent license fee                                                           1,999,110                 1,953,802
                                                                             ------------              ------------
                                                                                6,578,160                 4,109,358

Gross profit                                                                   17,282,270                11,346,892

Costs and expenses
   Selling, general and administrative expenses                                 7,869,928                 3,120,796
   Depreciation and amortization                                                2,510,056                   349,495
                                                                             ------------              ------------
                                                                               10,379,984                 3,470,291

Income  from operations                                                         6,902,286                 7,876,601

Other expenses (income)
   Interest (income), net of interest expense of $14,304 in 2001                 (402,938)                 (398,844)
   Other (income)                                                                (125,916)               (1,391,000)
                                                                             ------------              ------------
Income before provision for taxes                                               7,431,140                 9,666,445

   Tax provision                                                                3,298,645                 3,876,781
                                                                             ------------              ------------
Net income                                                                   $  4,132,495              $  5,789,664
                                                                             ============              ============
Other comprehensive income
   Foreign currency translation adjustment                                          6,031                       -0-
                                                                             ------------              ------------
Comprehensive income                                                         $  4,138,526              $  5,789,664
                                                                             ============              ============
Basic and diluted net income per common share:                                       0.17              $       0.35
                                                                             ============              ============
Basic weighted average common shares outstanding                               24,836,198                16,649,795
Diluted weighted average common shares outstanding                             24,977,505                16,742,657


See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Three-Months Ended
                                                                                           September 30,
                                                                                  2001                      2000
                                                                             ------------              ------------
Revenues
   Service and license fee revenues                                          $  3,500,093              $  2,667,615
   Patent license fee revenue                                                         -0-                       -0-
                                                                             ------------              ------------
                                                                                3,500,093                 2,667,615
Cost of sales (exclusive of depreciation and
   amortization)
    Services                                                                    1,541,881                   883,753
    Patent license fee                                                                -0-                       -0-
                                                                             ------------              ------------
                                                                                1,541,881                   883,753
                                                                             ------------              ------------
Gross profit                                                                    1,958,212                 1,783,862

Costs and expenses
 Selling, general and administrative expenses                                   2,540,697                   867,405
 Depreciation and amortization                                                  1,022,136                    97,670
                                                                             ------------              ------------
                                                                                3,562,833                   965,075

Income (loss) from operations                                                  (1,604,621)                  818,787

Other expenses (income)
    Interest (income), net of interest expense of $5,161 in 2001                 (101,850)                 (154,294)
    Other (income)                                                                (10,216)                 (321,560)
                                                                             ------------              ------------
Income (loss) before provision for taxes                                       (1,492,555)                1,294,641

    Tax (benefit) provision                                                      (516,096)                  646,972
                                                                             ------------              ------------
Net income (loss)                                                            $   (976,459)             $    647,669
                                                                             ============              ============
Other comprehensive income (loss)
       Foreign currency translation adjustment                                     (3,383)                      -0-

                                                                             ------------              ------------
Comprehensive income (loss)                                                  $   (979,842)             $    647,669
                                                                             ============              ============
Basic and diluted net income (loss) per common share                         $      (0.04)             $       0.04
                                                                             ============              ============
Basic weighted average common shares outstanding                               26,484,144                16,648,057
Diluted weighted average common shares outstanding                             26,625,452                16,734,748

    See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine-Months Ended
                                                                                     September 30,
                                                                           2001                      2000
                                                                      ------------              ------------
Cash provided by (used in):
   Operating activities:
      Net income                                                      $  4,132,495              $  5,789,664

      Adjustments to reconcile net income to cash
            provided by (used in) operations:
        Depreciation and amortization                                    2,510,057                   349,495
        Deferred taxes                                                     319,980                   450,397
        Changes in operating working capital:
              Increase in trade receivables                               (316,392)                 (409,708)
              Decrease in inventories                                        3,779                       -0-
              (Increase) in prepaid expenses                               (70,504)                  (15,552)
              (Decrease) in accounts payable                              (242,996)                  (44,886)
              (Decrease) in other accrued expenses                      (1,142,555)               (1,473,517)
              Increase in deferred revenue                                 138,854                    12,795
              Increase in current taxes payable                          2,098,905                   518,781
                                                                      ------------              ------------
          Cash provided by operating activities                          7,431,623                 5,177,469
                                                                      ------------              ------------
   Investing activities:
       Cash of business acquired, net of cash paid                         270,961                       -0-
       Additions to equipment and leasehold improvements                  (346,205)                 (277,403)
       Additions to computer software                                   (1,318,373)               (1,029,355)
       Proceeds distributed to CDS Holdings                             (3,741,457)                      -0-
       Additions to acquisition costs                                     (567,502)                 (585,800)
       Proceed from sale of marketable investments                             -0-                 5,357,192
       Cash included in assets of discontinued operations                      -0-                  (615,646)
                                                                      ------------              ------------
       Cash (used in) provided by investing activities                  (5,702,576)                2,848,988
                                                                      ------------              ------------
   Financing activities:
       Repayment of debt                                                   (67,778)                 (117,241)
       Exercised stock options                                                 550                       -0-
       Payment of patent enforcement actions                              (358,957)                      -0-
       Reimbursement of patent enforcement actions                         153,219                       -0-
       Redemption of stock                                                     -0-                   (52,887)
       Distributions                                                           -0-                (3,000,000)
                                                                      ------------              ------------
         Cash (used in) financing activities                              (272,966)               (3,170,128)

         Effect of exchange rates on cash                                   28,174                  (143,909)
                                                                      ------------              ------------
   Increase in cash and cash equivalents                                 1,484,255                 4,712,420
   Cash and cash equivalents, at beginning of period                    10,418,582                 6,865,542
                                                                      ------------              ------------
   Cash and cash equivalents, at end of period                        $ 11,902,837              $ 11,577,962
                                                                      ============              ============
Supplemental cash flow information
    Income taxes paid                                                 $    755,000              $  2,320,000


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

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion, were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

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

The former Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a Promissory Note. The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of approximately $3.0 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such promissory note is considered as a contingent stock purchase receivable. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of common stock to the former Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the common stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's common stock are to be issued for the appraised value at 88% of the average market price at the time. As of September 30, 2001 no transferred entities have been sold.

Centillion's former patents, its right to enforce its patents, and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consolidation, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common based on the value of the Tracking LLC. Any conversion of Class B common stock before March 16,2003 shall be at a Class A common stock value per share of the lower of $1.50 per share or 88% of the then current market value of Class A common stock for the first 1,000,000 shares of Class A common stock issued, and at 88% of the average market price of Class A common stock at the time for all additional shares. All other conversions, other than a mandatory conversion, shall be at 88% of the average market price of Class A common stock. Any mandatory conversion shall be at 100% of the average market price. CDS Holdings, Inc ("CDS"), an affiliate of Centillion's former stockholders, have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent enforcement actions. Repayments of such borrowings is contingent upon and is to be repaid from and to the extent there are proceeds from patent enforcement activities. As of September 30, 2001 the Company has incurred $358,957 in enforcement costs of which $153,219 was funded and drawn against the available loan facility. As of September 30, 2001 $205,738 of incurred enforcement costs were due for reimbursement from the available loan facility which is included in other current assets in the balance sheet.

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

In February 2001, the Company acquired Celltech, a provider of customer billing management systems, and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were to be held in escrow dependent upon the attainment of certain predetermined net revenue levels of Celltech's former largest customer. Subsequent to the merger only 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532 which included cash of $262,599, acquisition costs, including restructuring costs, of $1,700,115 and the remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.

The Company has engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger. The valuation will serve as the basis of allocation of the purchase price to the various classes of assets acquired, and will include a determination as to whether any purchased in-process research and development existed at the time of acquisition. The estimated goodwill and intangibles in connection with the Merger are estimated to have various estimated lives ranging from .5 to 7.5 years. At September 30, 2001, the allocation of the purchase price is still preliminary

In connection with the merger with CTI Group (Holdings) Inc. and Celltech the following net assets were obtained (in thousands):

-------------------------------------------------------------------------------
Cash                            $533       Debt                    ($618)
-------------------------------------------------------------------------------
Trade accounts receivables       929       Accounts Payable         (453)
-------------------------------------------------------------------------------
Inventory                         36       Accrued Expenses       (2,537)
-------------------------------------------------------------------------------
Computer software                154       Deferred Revenue         (500)
-------------------------------------------------------------------------------
Prepaid expenses                  96       Property                  356
-------------------------------------------------------------------------------
Other                           (164)
-----------------------------------------

The following table summarizes the unaudited pro forma combined results of operations for the nine and three months ended September 30, 2001 and 2000, as if the Merger had taken place at the beginning of the period:

                                      9 months         9 months       3 months
                                         2001            2000            2000
                                     -----------     -----------    -----------
Revenues                             $24,428,080     $24,446,409    $ 5,134,459
                                     ===========     ===========    ===========
Net income (loss)                    $ 3,615,280     $ 4,409,356    $  (254,933)
                                     ===========     ===========    ===========
Basic and diluted income (loss)
per common share                     $       .15     $       .26    $      (.02)
                                     ===========     ===========    ===========

NOTE 3:  Business Restructuring Charge

In connection with the Merger, the Company has developed a restructuring plan (the "Plan") to streamline cost structures and consolidate operations which related primarily to the former CTI Group (Holdings) Inc. operations in Valley Forge and the former Celltech operations in Houston. The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the merger. The restructuring liability amounted to $1,508,421 as of September 30, 2001. The reduction in the liability for restructuring costs primarily relates to severance payments. The restructuring costs was assumed in the purchase business combination and included in the allocation of the acquisition cost. The liability for restructuring costs relates primarily to the former Celltech operation in Houston and represents close down costs associated primarily with noncancellable lease obligations and personnel severance costs. The Company expects to substantially complete the restructuring plan by December 31, 2001. Subsequent changes to the restructuring costs will be considered as an adjustment to the purchase price of the Merger.

NOTE 4: Basic And Diluted Income Per Common Share

Net income or (loss) per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The outstanding historical shares prior to the Merger date have been retroactively adjusted to reflect the equivalent number of shares based on the merger conversion ratio (1 share of Centillion for 4.6 shares of the Company's stock). Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options. Basic weighted average shares outstanding were 24,836,198 and 16,649,795 for the nine months ended September 30, 2001 and 2000, respectively, and were 26,484,144 and 16,648,057 for the three months ended September 30, 2001 and 2000, respectively. Diluted weighted average shares outstanding were 24,977,505 and 16,742,657 for the nine months ended September 30, 2001 and 2000, respectively, and were 26,625,452 and 16,734,748 for the three months ended September 30, 2001 and 2000, respectively.

Class B shares have been excluded from basic and diluted EPS. On an if converted method the Class B common stock would convert into zero Class A shares at September 30, 2001, because the future value of Tracking LLC can not be determined. Depending of the value of Tracking LLC in future periods the Class B shares could have a dilutive effect on earnings per share.

NOTE 5: Segment Information

The Company designs, develops, markets and supports billing and data management software and services. The Company is comprised of two business segments:
Billing and Customer Care ("BCC") and Enterprise Operating Support Systems ("Enterprise OSS"). BCC provides billing and billing analysis software and services to suppliers. BCC software and services are used primarily by telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operations. Enterprise OSS provides telemanagement software and services for end users to manage their usage of telecommunications services and equipment. The Company conducts business in the United Kingdom and the United States. Activities in Indianapolis (former Centillion operation) and Houston (former Celltech operation) are primarily BCC activities. Former activities of the CTI Group based in Valley Forge and London are primarily Enterprise OSS with a portion of the Valley Forge business being BCC. Activities of the acquired operations of Celltech and CTI Group (Holdings) Inc. in connection with the Merger included in the table below are for the period subsequent to the Merger date of February 12, 2001. A summary of the Company's operations by geographic area for the nine and three months ended September 30, 2001 and 2000 is as follows (EBITDA is earnings before interest, taxes, depreciation and amortization):

                                       9 Months Ended                                          3 Months Ended
                                        September 30,                                           September 30,
                                   UK               USA        Consolidated           UK              USA         Consolidated
                              ----------------------------------------------      ---------------------------------------------
2001
----
Sales                         $  2,201,298     $ 21,659,132     $ 23,880,430      $  940,940     $  2,559,153      $  3,500,093
                              ============     ============     ============      ==========     ============      ============
EBITDA                        $    201,016     $  9,211,326     $  9,412,342      $  247,983     $   (830,468)     $   (582,485)
                              ============     ============     ============      ==========     ============      ============
Net income (loss)             $    151,143     $  3,981,352     $  4,132,495      $  226,615     $ (1,203,074)     $   (976,459)
                              ============     ============     ============      ==========     ============      ============
Long-lived assets
including goodwill            $ 1 ,325,874     $ 20,689,514     $ 22,015,388      $1,325,874     $ 20,689,514      $ 22,015,388
                              ============     ============     ============      ==========     ============      ============
2000
----
Sales                         $          0     $ 15,456,250     $ 15,456,250      $        0     $  2,667,615      $  2,667,615
                              ============     ============     ============      ==========     ============      ============
EBITDA                        $          0     $  8,226,096     $  8,226,096      $        0     $    916,457      $    916,457
                              ============     ============     ============      ==========     ============      ============
Net income (loss)             $          0     $  5,789,664     $  5,789,664      $        0     $    647,669      $    647,669
                              ============     ============     ============      ==========     ============      ============
Long-lived assets             $          0     $  4,628,773     $  4,628,773      $        0     $  4,628,773      $  4,628,773
                              ============     ============     ============      ==========     ============      ============

                                           Nine month ending September 30,
                                               Enterprise
                              Billing and      Operating
                              Customer Care    Support Systems   Corporate      Consolidated
                              --------------------------------------------------------------
2001
----
Sales                         $  7,740,779     $  2,619,651     $ 13,500,000     $23,860,430
                              ============     ============     ============     ===========
EBITDA                        $    997,227     $    141,019     $  8,274,096     $ 9,412,342
                              ============     ============     ============     ===========
Net income (loss)             $    342,564     $     91,146     $  3,698,785     $ 4,132,495
                              ============     ============     ============     ===========
Long-lived assets
including goodwill            $  9,420,985     $ 12,412,575     $    181,828     $22,015,388
                              ============     ============     ============     ===========
2000
----
Sales                         $  7,956,250     $          0     $  7,500,000     $15,456,250
                              ============     ============     ============     ===========
EBITDA                        $  2,330,403     $          0     $  5,895,693     $ 8,226,096
                              ============     ============     ============     ===========
Net income (loss)             $  4,083,539     $          0     $  1,706,125     $ 5,789,664
                              ============     ============     ============     ===========
Long-lived assets             $  4,628,773     $          0     $          0     $ 4,628,773
                              ============     ============     ============     ===========

                                         Three month ending September 30,
                       Billing and
                       Customer Care      Enterprise
                       Support Systems    Operating         Corporate      Consolidated
                       -----------------------------------------------------------------
2001
----
Sales                  $  2,427,846      $  1,072,247     $          0      $  3,500,093
                       ============      ============     ============      ============
EBITDA                 $    338,237      $    224,054     $ (1,144,776)     $   (582,485)
                       ============      ============     ============      ============
Net income (loss)      $    (15,621)     $    202,686     $ (1,163,524)     $   (976,459)
                       ============      ============     ============      ============
Long-lived assets
including goodwill     $  9,420,985      $ 12,412,575     $    181,828      $ 22,015,388
                       ============      ============     ============      ============
2000
----
Sales                  $  2,667,615      $          0     $          0      $  2,662,979
                       ============      ============     ============      ============
EBITDA                 $    916,457      $          0     $          0      $    916,457
                       ============      ============     ============      ============
Net income (loss)      $    647,669      $          0     $          0      $     47,669
                       ============      ============     ============      ============
Long-lived assets      $  4,628,773      $          0     $          0      $  4,628,773
                       ============      ============     ============      ============

NOTE 6:  New Accounting Pronouncements

     Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this statement. Subsequent to December 31, 2001, goodwill under SFAS No. 142 will not be subject to amortization; however, goodwill will be subject to the assessment of realizability and impairment. The Company believes the adoption of such statement should not have a material impact on it.

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

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion, were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

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

The former Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a Promissory Note. The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of approximately $3 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such promissory note is considered as a contingent stock purchase receivable. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of common stock to the former Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the common stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's common stock are to be issued for the appraised value at 88% of the average market price at the time. As of September 30, 2001 no transferred entities have been sold.

Centillion's former patents, its right to enforce its patents, and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consolidation, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock on the value of the Tracking LLC. Any conversion of Class B common stock before March 16, 2003 shall be at a Class A common stock value per share of the lower of $1.50 per share or 88% of the then current market value of Class A common stock for the first 1,000,000 shares of Class A common stock issued, and at 88% of the average market price of Class A common stock at the time for all additional shares. All other conversions, other than a mandatory conversion, shall be at 88% of the average market price of Class A common stock. Any mandatory conversion shall be at 100% of the average market price. CDS Holdings, Inc. ("CDS"), an affiliate of Centillion's former stockholders, have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent enforcement actions. Repayments of such borrowings is contingent upon and is to be repaid from and to the extent there are proceeds from patent enforcement activities. As of September 30, 2001 the Company has incurred $358,957 in enforcement costs of which $153,219 was funded and drawn against the available loan facility. As of September 30, 2001, $205,738 of incurred enforcement costs were due for reimbursement from the available loan facility which is included in other current assets in the balance sheet.

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

In February 2001, the Company acquired Celltech a provider of customer billing management systems and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were to be held in escrow dependent upon the attainment of certain predetermined net revenue levels of Celltech's former largest customer. Subsequent to the merger only 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532, which included cash of $262,599, acquisition costs, including restructuring costs, of $1,700,115 and the remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.

Results of Operations- Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues from operations for the nine months ended September 30, 2001 increased $8,404,180 to $23,860,430 as compared to $15,456,250 in the prior year period. The increase in revenue was primarily the result of increased one-time license fee revenue resulting from patent litigation settlements and revenues generated from the operations of Celltech and CTI Group (Holdings) Inc. for the period February 13, 2001, to September 30, 2001 (see Note 2 to the consolidated financial statements). The increase in one-time license fee revenue resulting from patent litigation settlements of $13,500,000 in 2001 compares to $7,500,000 in one-time license fee revenue in 2000. Revenues from the operations of Celltech and CTI Group (Holdings) Inc. for the period February 13, 2001, to September 30, 2001 amounted to approximately $4.5 million which were offset by a approximately $2.1 million reduction in revenue, exclusive of one-time license fee, at the former Centillion operations from approximately $8.0 million in 2000 to approximately $5.8 million in 2001. The reduction in revenue at the former Centillion operation, exclusive of the one-time license fee, was primarily associated with a contract renewal with a major customer at a reduced revenue rate structure. The major customer represents 22% of total revenues; however, exclusive of one-time license fee revenue resulting from patent litigation settlements, such customer represents 50% of revenues.

Cost of sales for the nine months ended September 30, 2001 increased $2,468,802 to $6,578,160 as compared to $4,109,358 in the prior year period. The increase in cost of sales was primarily attributable to cost of sales associated with the acquired operations of Celltech and CTI Group (Holdings) Inc. amounting to approximately $2,698,000 representing the period February 13, 2001, to September 30, 2001 offset by a reduction in processing costs of approximately $229,000 associated with the former Centillion operations. Gross profit was 72% of revenues for the nine months ended September 30, 2001 compared to 73% in the prior year period. Exclusive of one-time license fee revenue and costs gross profit amounted to 56% of revenues for the nine months ended September 30, 2001 as compared to 73% of revenue in the nine months in the prior year period. The decrease in gross profit, exclusive of one-time license fee revenue was primarily associated with reduced revenue rate structure on renewed contracts with a major customer and lower margin associated with product lines obtained in the Merger.

Selling, general and administrative expenses for the nine months ended September 30, 2001 increased $4,749,132 to $7,869,928 compared to $3,120,796 in the prior year period. The increase in selling, general and administrative expenses was attributable to the operations acquired in connection with the Merger along with increased severance costs and increased selling costs associated with the former Centillion operations. The Company incurred approximately $1.4 million in non-recurring separation and severance costs in 2001. Selling, general and administrative costs associated with the operations of Celltech and CTI Group (Holdings) Inc. for the period February 13, 2001, to September 30, 2001 amounted to approximately $4.1 million. Selling, general and administrative expense includes approximately $1.0 million of research and development expense for the nine months ended September 30, 2001 and 200.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was $9,412,342 for the nine months ended September 30, 2001 as compared to $8,226,096 in the prior year period. Earnings before amortization of goodwill associated with the Merger, amounts to $6,080,697 for the nine month period ended September 30, 2001. Goodwill amortization associated with the Merger for the nine months ended September 30, 2001 amounts to $1948,202.

Other income for the nine months ended September 30, 2001 amounted to $125,916 compared to $1391,000 in the prior year period. The decrease in other income was primarily attributable from liquidating a portion of the Company's investments during the nine months ended September 30, 2000 and realizing the gain as opposed to no such liquidations in 2001. The liquidation of the investments was in anticipation of the merger.

Interest income increased $4,094 to $402,938 for the nine month ended September 30, 2001 compared to $398,844 in the prior year period. The increase in interest income was associated with greater weighted average cash and cash equivalent base during the respective period in 2001 compared to 2000.

Results of Operations-Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues from operations for the three months ended September 30, 2001 increased $832,478 to $3,500,093 as compared to $2,667,615 in the prior year period. The increase in revenue is primarily the result of revenues generated from the acquired operations of Celltech and CTI Group (Holdings) Inc. acquired in connection with the Merger in 2001 (see Note 2 to the consolidated financial statements). Revenues from the former operations of Celltech and CTI Group (Holdings) Inc. amounted to approximately $1,679,000 for the three months ended September 30, 2001 which were offset by approximately $846,000 reduction in revenue at the former Centillion operations from of approximately $2.7 million in 2000 to $1.8 million in 2001. The reduction in revenue at the former Centillion operation, was primarily associated with a contract renewal with a major customer at a reduced revenue rate structure. The major customer represents 45% of total revenues for the three months ended September 30, 2001.

Cost of sales for the three months ended September 30, 2001 increased $658,128 to $1,541,881 compared to $883,753 in the prior year period. The increase in cost of sales was primarily attributable to cost of sales associated with the acquired operations of Celltech and CTI Group (Holdings) Inc. of approximately $984,000 offset by a decrease in processing costs of approximately $326,000 associated with the former Centillion operations. Gross profit was 56% of revenues for the three months ended September 30, 2001 compared to 67% of revenue in the three months in the prior year period. The decrease in gross profit was primarily attributable to reduced contributions from acquired operations Celltech and CTI Group (Holdings) Inc. in connection with the Merger.

Selling, general and administrative expenses for the three months ended September 30, 2001 increased $1,673,292 to $2,540,697 compared to $867,405 in the prior year period. The increase in selling, general and administrative expenses was primarily attributable to non recurring separation and severance costs of approximately $575,000 and related expenses associated with the operations of Celltech and CTI Group (Holdings) Inc. Selling, general and administrative expenses includes approximatley $379,000 and $349,000 of research and development expenses for the three months ended September 30, 2001 and 2000 respectively.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was a negative $582,485 for the three months ended September 30, 2001 as compared to $916,457 in the prior year period. Loss before amortization of goodwill associated with the Merger, amounts to $165,075 for the three months ended September 30, 2001. Goodwill amortization associated with the Merger for the three months ended September 30, 2001 amounts to $811,384.

Other income for the three months ended September 30, 2001 amounted to $10,216 compared to $321,560 in the prior year period. The decrease in other income was primarily attributable from liquidating a portion of the Company's equity investments during the three months ended September 30, 2000 and realizing the gain as opposed to no such liquidations in 2001. The liquidation of the investments was in anticipation of the merger.

Interest income decreased $52,444 to $101,850 for the three months ended September 30, 2001 from $154,294 in the prior year period. The decrease in interest income was associated with decline in investment market return associated with declining interest rates.

Taxes

The tax rate, was approximately 44% and 40% for the nine months ended September 30, 2001 and 2000 respectively. The tax rate (benefit) was approximately (35%) and 50% for the three months ended September 30, 2001 and 2000 respectively. The increase in tax rate and reduction in tax benefit rate is primarily associated with the nondeductibility of increased goodwill amortization associated with the merger.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $11,902,837 as of September 30, 2001 compared to $10,418,582 as of December 31, 2000. Cash flow from operations provided $7,431,623 offset by cash used in investing activity of $5,702,576 and financing activities of $272,966. Cash flow from operations was primarily attributable to the $13.5 million, license fee revenue results from patent litigation settlement. Cash used in investing activities was primarily the result of $3.7 million distributed to the spun-off businesses of CDS. Cash used in financing activities is primarily attributable to repayment of a note payable.

The Company derives a substantial portion of its revenues from a few customers. The former Centillion's billing analysis business generated approximately $1.6 million in revenues in the three months ended September 30, 2001 and approximately $5.1 million in revenues in the nine months ended September 30, 2001 from a single customer. This customer's contract was renegotiated and extended to March 2002, with an automatic annual renewal unless three month prior notification is given. The loss of this customer could have a substantial negative impact on the Company.

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

The Company had provided for $1,739,000 in restructuring reserve, which is considered part of the purchase price, to provide for the restructuring costs associated with the consolidation efforts of the Company's various operations. The restructuring reserve amounted to $1,508,421 as of September 30, 2001.

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


ITEM 1 - Legal Proceedings:
         None


ITEM 2 - Changes in Securities:
         None



ITEM 3 - Details Upon Senior Securities:
         Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         None


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8-K:
         None

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/Anthony P. Johns
------------------------
Anthony P. Johns                                        Date: November 14, 2001
Chief Executive Officer