Form 10KSB40
period 2001-12-31
CTI GROUP HOLDINGS INC
filed 2002-04-02
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                                   (Mark One)

          /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001.
                                       OR

        / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from _____________ to __________
                         Commission file number 0-10560.

                            CTI Group (Holdings) Inc.
              ----------------------------------------------------
              (Exact name of Small Business Issuer in its charter)

            DELAWARE                                     51-0308583
 -------------------------------                   ----------------------
 (State or other jurisdiction of                        (IRS Employer
 incorporation of organization)                    Identification Number)

       333 North Alabama St., Suite 240, Indianapolis, IN      46204
           (Address of principal executive offices)          (Zip Code)

          Issuer's telephone number, including area code (317) 262-4666

       Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

            Title of each class                    Name of each exchange on which registered
----------------------------------------------     -----------------------------------------
Class A Common Stock, Par Value $.01 Per Share                        None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $27,622,162.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of March 25, 2002 was $4,482,910.

The number of shares of common stock outstanding as of March 25, 2002 was 26,669,456.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission not later than 120 days after December 31, 2001 in connection with the Registrant's Annual Meeting of Shareholders.

                            CTI GROUP (HOLDINGS) INC.

                              INDEX TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001


ITEM                                                                               PAGE
 NO.                                                                                NO.
----                                                                               ----
                                     PART I
 1.  Business                                                                         4
 2.  Properties                                                                      12
 3.  Legal Proceedings                                                               13
 4.  Submission of Matters to a Vote of Security Holders                             13


                                     PART II

 5.  Market for Registrant's Common Equity and Related Stockholders Matters          14

 6.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                       15
 7.  Financial Statements                                                            F-1
 8.  Changes in and Disagreements with Accountants and Financial Disclosure          25


                                    PART III

 9. Directors and Executive Officers of the Registrant                               26
10. Executive Compensation                                                           26
11. Security Ownership of Certain Beneficial Owners and Management                   26
12. Certain Relationships and Related Transactions                                   26


                                     PART IV

13. Exhibits and Reports on Form 8-K                                                 27

                                     PART I

Item 1.  Description of Business

BUSINESS

Background

CTI Group (Holdings) Inc. and Subsidiaries (the "Company" or "CTI") designs, develops, markets and supports billing and data management software and services.

The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware as of April 1, 1988, pursuant to a merger of CTI into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.

The Company is comprised of two business segments: Billing and Customer Care ("BCC") and Telemanagement ("Telemanagement"). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs.

The Merger

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger ("the Merger") with CTI Group (Holdings) Inc. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems, Inc. ("Celltech"), a provider of customer billing management systems, and other services.

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion, were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of the Company's common stock and controls the combined company as a result of the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of the former CTI Group (Holdings) Inc. and Celltech.

The former Centillion businesses that are not related to the billing business (the "transferred entities") were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a promissory note. The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of approximately $3.5 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such promissory note is considered as a contingent stock purchase receivable. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of the Company's Class A common stock to the former Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the Company's Class A common stock at the time. If the promissory note is not fully paid in five years it is to be appraised, and shares of the Company's Class A common stock are to be issued for the appraised value at 88% of the average market price at the time. As of December 31, 2001 no transferred entities have been sold.

Centillion's former patents, its right to enforce its patents, and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consideration, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of the Tracking LLC. Any conversion of Class B common stock before March 16, 2003 shall be at a Class A common stock value per share of the lower of $1.50 per share or 88% of the then current market value of Class A common stock for the first 1,000,000 shares of Class A common stock issued, and at 88% of the average market price of Class A common stock at the time for all additional shares. All other conversions, other than a mandatory conversion, shall be at 88% of the average market price of Class A common stock. Any mandatory conversion shall be at 100% of the average market price. CDS Holdings, Inc ("CDS"), an affiliate of Centillion's former stockholders committed to loan, on a non-recourse basis, up to $2,000,000 ("CDS loan facility") to the Tracking LLC to pursue its patent enforcement actions. Repayments of such borrowings are contingent upon and are to be repaid from and to the extent there are proceeds from patent enforcement activities.

Restructuring Plan

In connection with the Merger, the Company announced a restructuring plan (the "Plan") to streamline cost structures and consolidate operations, which related primarily to the former CTI Group (Holdings) Inc. operations in Valley Forge, PA and the former Celltech operations in Houston, TX. The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the merger transaction. The restructuring costs was assumed in the purchase business combination and included in the allocation of the acquisition cost. The restructuring liability which is comprised primarily of noncancellable lease obligations and severance costs amounted to $1,222,303 as of December 31, 2001. The reduction in the liability for restructuring costs primarily relates to severance payments of approximately 60 employees terminated in the Plan. The remaining liability for restructuring costs relates to close down costs associated primarily with non-cancelable lease obligations. The Company anticipates the restructuring plan to be substantially complete by June 2002. The Company is actively looking for replacement tenants for or to sublease the office space covered under noncancellable leases in Valley Forge and Houston.

Markets, Products and Services

The Company is comprised of two business segments: Billing and Customer Care ("BCC") and Telemanagement.

Billing and Customer Care

BCC designs, develops and provides customer care and billing and electronic bill presentment and analysis software and services to wireline, wireless and convergent providers of telecommunications services. BCC software and services are used primarily by such telecommunications services providers to manage customer accounts, generate bills and manage customer service operations.

BCC Market

CTI estimates that the domestic telecommunications market will be approximately $370 billion in 2002; the addressable domestic annual market for BCC products and services will grow to approximately $4.2 billion in the year 2002.

The telecommunications industry, as it relates to BCC market segments, may be defined as those service providers who sell, resell, wholesale, or otherwise supply voice, data, video and other communications access methods to consumers, businesses, government agencies and other end-users. This definition applies to a broad range of services including, but not necessarily limited to:

     Wireless telephony and data
     Messaging and paging
     IP telephony and data
     DSL/cable/broadband services
     Satellite telephony and data

Providers of these services are typically carriers who fall into regulatory categories that include:

     Regional Bell Operating Companies (RBOCs)
     Incumbent/Independent Local Exchange Carriers (ILECs)
     Competitive Access Providers (CAPs)
     Competitive Local Exchange Carriers (CLECs)
     Payphone Service Providers (PSPs)
     Interexchange Carriers (IXCs)
     Wireless Carriers
     Satellite Service Providers
     IP and Data Services Providers
     Cable/Broadband Service Providers

Since the Telecommunications Act of 1996, which opened up the local service markets, previously dominated by the RBOC'S, to competition, the nature, size and needs of the telecommunications industry have changed dramatically. Numerous competitive local service providers emerged to exploit the newly opened and historically lucrative markets. Often these entities were over-capitalized but under prepared for the task of breaking decades of brand loyalty and service level expectations previously built by the RBOCs. In all cases, providers moved to expand service portfolios across multiple platforms.

Added to the broad opportunities presented by deregulation, is a demand for Internet-based services that is growing exponentially. This combined with a maturing wireless arena has resulted in an industry that is seeking new and better support systems that transcend complex and multiple service delivery technologies.

The following market drivers are consistent across the telecommunications industry segments targeted by CTI. Each of these drivers is expected to positively impact the Company's growth strategies and represents rationale in support of the Company's strategic business positioning. The following trends are concurrent and are predicted to enhance the market entry acceptance of the Company's MagnaFlex(R) product and the growing demand for the customer bill analysis capabilities provided by the Company's SmartBill(R) product.

Convergence and Complexity- Since the Telecommunications Act of 1996, the nature, size, needs and complexity of the industry have changed dramatically. A period of consolidation and service expansion occurred that narrowed the playing field at the top but gave way to broad opportunities in regional and smaller markets.

Numerous competitive local service providers emerged to exploit the historically lucrative local markets.

In all cases, service providers moved to expand service offerings (local and long distance, voice and data, wireline and wireless, alternative access, DSL, cable and video) and pursue a one-stop-shop relationship with the customer. This is the Integrated Communications Provider ("ICP") model. The convergence of products and the resulting bundling of services has become a competitive imperative.

Many service providers are achieving the ICP model via acquisition and resale; however, organizations are attempting to avoid the inherent systems "silo" trap. This is especially applicable to billing and conventional customer management systems. Accordingly, billing and customer care systems providers have efforts underway to deliver a viable, integrated, convergent billing and customer care infrastructure that will support the seamless combination of all services purchased by and delivered to the end users of its telecommunications provider clients.

e-Commerce and Customer Relationship Management ("CRM") - The Internet is redefining the relationship between service providers and their customers and the industry is moving to streamline its scope of interaction with customers and prospects alike.

The demand for Web-enabled customer care and billing functionality presents an opportunity for telephone companies to reduce costs by transitioning certain tasks directly to customers. A provider that can successfully migrate customer support functions onto the Web and into the hands of the customer can drive down costs, drive up profits and increase customer satisfaction by enabling the customer to save time, enhance convenience, and provide a greater personal level of account control.

Electronic bill presentation and payment ("EBP&P") as a stand-alone application is also receiving attention. Ultimately, EBP&P will not only reduce a provider's billing costs, but it will also foster improved relationships with customers. The long-term strategy is to use bills presented over the Internet as an entry point to pull together all customer-facing systems across the entire customer care spectrum and turn a Web site into an automated, self-service portal. A customer can use this portal not just to view and pay bills, but to buy services, issue trouble tickets, maintain account information and inquire about services and charges.

Providers have compelling reasons to present bills and statements via the Internet, including: increased revenue from targeted marketing, increased customer retention achieved through value-added services and aggressive loyalty programs, reduced cost achieved through self-service and e-commerce economies. The lines between EBP&P, CRM, and e-commerce are blurring and providers are changing the way they think about billing.

Although many service providers are still in the EBP&P pilot phase, it is expected that carriers of all types will ramp up their investments in this area significantly in the years ahead with the ultimate goal of leveraging Web versatility to deliver "one-to-one" and "self-care" customer applications.

Outsource/Service Bureau -The providers in the telecommunications industry today are demonstrating increasing reluctance to own or manage any system not related directly to their core competencies. The outsource and service bureau delivery model represents an alternative to the risks and costs associated with keeping abreast of rapidly changing technologies.

Service providers are moving away from in-house development to packaged vendor solutions. At no time in their history has competition been so prevalent and the need to extend service portfolios so important. Companies are seeking rapid systems acquisition and implementation from outside parties.

IP Service Delivery and Alternate Access Technologies- As the world of Internet Protocol ("IP") services continues to expand, the billing community is facing challenges to keep up-to-date with new products and service offerings. Service providers are depending on next generation billing systems to offer them different ways to bill for IP-based services.

The industry is migrating from conventional voice-switched technology to IP and soft switch technologies. It is not an easy task for legacy billing system vendors to build-in the functionality to support IP billing and mediation requirements.

Customer Ownership - Customer ownership over the life of the customer has replaced the drive for just more customers. In an industry experiencing increased acquisition costs, accelerating customer turnover, and declining margins, it is vital to focus on revenue per customer. Carriers are looking to their billing and customer management systems suppliers to enable competitive differentiation in any service delivery and customer interface application.

Single Vendor Relationships - The Convergence of BCC as competition continues to intensify across virtually every communications segment. Carriers and service providers of all types are looking to their billing and customer management infrastructure as one of the key differentiators. The industry is moving toward vendor relationships that can offer integrated package solutions. Critical to this requirement are speed of implementation, scalability, modularity, less costly customization, and seamless system integration capabilities.

As the global telecommunications market continues to evolve, end customers will be drawn to service providers who can offer a broad array of services and single point of contact for support. "Convergent billing" refers to the need for service providers to integrate the many different service inputs (voice, data, wireless, Internet access, xDSL, VoIP) arising from the combination of customer demand, technology evolution, increasing competition and market deregulation. Whether established incumbents or new market entrants, telecommunications providers need systems that allow all services to be combined on a single bill and to enable services to be bundled together into value plans that encourages customer adoption of additional services. Furthermore, these providers will require customer management systems that enable increasingly complex customer relationships to be managed through a unified, user-friendly interface into the customer database.

BCC Products and Services

The Company's primary BCC products and services include the SmartBill(R) and MagnaFlex(R) software and services solutions. CTI's billing products support telecommunications providers' and ISP's needs to invoice and effectively and efficiently manage their relationships with customers. Software and services are designed to collect and process data describing accounts receivable, to generate and deliver invoices, to support a customer service call center, and to interface with other operational support systems. The billing products are mission-critical to providers inasmuch as they affect cash flow, customer service and capabilities to define, design, package and market competitive services

SmartBill(R)

CTI's primary product is the SmartBill(R) system which is an electronic bill presentment and analysis tool. This product is currently sold via distributor relationships established with telecommunications providers who offer the product as a value-added element of their service offerings to business customers. Under it agreements with its distributors, CTI is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors' end user customers.

Many times within each month, CTI's telecommunications provider clients deliver complete billing information for their SmartBill(R) customers to CTI. This data is then processed by CTI using patented technology originally developed by Centillion. The processed data is then made available to the telecommunications company's SmartBill(R) customers on CD Rom or via the Internet. These customers utilize the SmartBill(R) end user application to access over 200 standard reports or they can create customized reports through the application of filters that further refine their search for business support data. SmartBill(R) also allows customers to apply a flat rate or percentage mark-up for rebilling of telecommunication charges to internal or external clients.

Each month, CTI processes more than 700 million calls for more than 7,000 end users. CTI typically completes its production work in less than two business days, although its service level agreements within its contracts allow a five day interval. The combination of services offered within the SmartBill(R) product suite and the level of performance delivered by CTI create strong and lasting relationships. CTI's relationships with its four largest customers have spanned years. CTI's relationship with its largest customer has spanned more than a decade.

For the fiscal year ended December 31, 2001 and 2000, the Company had sales to a single customer aggregating $6,682,337 (24% of revenues) and $8,776,828 (50% of revenues), respectively. Exclusive of one-time license fee revenue resulting from patent enforcement activities, such customer represents 49% of revenues The contract with this customer was renewed in December 2001 with an automatic annual renewal provision effective March 2002; however, such agreement does contain a 120 day advance notice termination provision. The loss of this customer could have a substantial negative impact on the Company.

MagnaFlex(R)

In the fourth quarter of 2001, CTI launched MagnaFlex(R) a next-generation billing system designed to support both traditional, circuit-switched telephony billing and the newer, packet-based telephony and data billing requirements arising from the expansion of IP (Internet Protocol) based services. MagnaFlex(R) facilitates billing and customer management applications across the entire continuum of customer interfaces, enabling Web-based self-care and conventional call center customer interaction. MagnaFlex(R) is designed with proprietary, event-driven software which is essentially "service agnostic," in that it supports an enterprise-wide billing solution which enables online, modifiable, convergent billing applications.

The open architecture of MagnaFlex(R) accommodates virtual integration with legacy infrastructures, allowing the customer to leverage current technology investments and to bridge the gap between conventional billing and the competitive demands of a convergent, Web-based, IP, and wireless environment. MagnaFlex(R) supports the converging conventional circuit-switched billing and demanding billing requirements associated with a broad range of Internet Protocol services. MagnaFlex(R) facilitates customer management applications across the entire continuum of customer interfaces, enabling web-based self-care and conventional call center customer interaction. MagnaFlex(R) is proprietary event-driven software that is an enterprise-wide billing and customer management solution enabling on-line modifiable convergent billing applications. MagnaFlex(R) is sold directly to end users by the Company's direct sales force.

Legacy Products

The Company provides billing services and support to a limited number of customers using the Company's legacy Resys/BOSS product. Invoices are generated at CTI's service bureau by processing extracts from the client's customer database against customers' call/event records. After processing a client's data and creating invoice image files, CTI outsources most invoice printing and mailing to mail houses. Invoice processing data is returned to the client to update their end-customer database. The Company does not recognize significant revenues from its service bureau operations.

Win Command, InCommand and Neptune

The Company continues to support but does not market the Win Command and InCommand billing and customer care products acquired in the Merger from the former Celltech operations.

All sales for billing software and services are completed through the company's direct sales force.

Telemanagement

Telemangement provides software and services for end users to manage their usage of telecommunications services and equipment.

Markets

CTI estimates that the worldwide annual market for telemanagement products and services is approximately $1 billion. The telemanagement marketplace is highly fragmented and competitive.

Telemanagement Products and Services

The Company's primary Telemanagement products and services are comprised of Proteus, Nereus and TMS Service Bureau. The Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment. The Company's clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities and government agencies (local, county, state and federal.) Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track telecommunications activity and to control costs associated with operating telecommunications networks. They perform functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling patterns, toll fraud detection, directory services and integration with other PBX peripheral products. The future product development for Proteus is committed to integrating Internet, e-Mail and Mobile data analysis and reporting with its traditional voice capabilities. The Company expects to launch Proteus Internet Management in 2002.

The Company has also invested in enhancing its telemanagement solution for the new wave of IP telephony products and has already been successful in negotiating contracts with several leading telecom manufacturers, such as Mitel, to bundle Proteus with their IP solution at source. The Company believes that this strategy positions it for global expansion, as IP technology gathers speed and market share.

As well as creating new market opportunities, this IP Telephony integration provides carriers many operational benefits, in that it requires no site visit for installation and self learns organizational data. Both of these elements have traditionally been resource hungry and often a barrier to channel sales growth.

Proteus

Proteus (marketed primarily in Europe) is a next-generation enterprise traffic analysis and telemanagement software solution that is available in three versions to meet the specific needs of corporate users: Proteus Trader, Proteus Corporate, and Proteus Office.

Proteus Trader is aimed at the telemanagement requirements of the global financial investment and trading markets. Major investment banks are now using the product worldwide. Proteus Corporate and Proteus Office are specifically designed for general business use and respectively address the telemanagement market requirements of large corporate users to small and medium sized companies.

Proteus is a Windows OS product that applies state-of-the-art technology to upgrade and expand traditional call accounting and telemanagement market applications. Windows platform features, for example, include: call accounting report distribution via e-mail, CDR (call detail record) polling via Internet, Intranets or WANs, TAPI (telephony applications programming interface) dialer which facilitates point-and-click dialing from database-resident corporate and local directories, and 911 notification which allows organizations to assign any number of Windows-based PCs on their corporate LAN with an immediate screen-pop notification when a 911 call is made (the screen-pop pinpoints the caller's exact location within the building).

Legacy Products

The Company continues to support Telemanagement Service Bureau and Nereus products originating from predecessor CTI organization. The Company's Telemanagement service bureau (TMS, also referred to as Telephone Management System) processes clients' telecommunications data into management reports on a monthly basis. Nereus is a Windows Based telemanagement product marketed to small businesses primarily in the United States.

Customers

Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment. CTI's clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities and government agencies (local, county, state and federal). CTI anticipates that it can further expand its products and services through internal development of its own technological capabilities, by seeking to partner with companies offering complementary technology or by pursuing possible acquisitions.

CTI generates revenue through service bureau contracts, software licensing agreements and maintenance agreements supporting licensed software. Maintenance agreements are either on a time and material basis or full service agreements that are generally for periods of 12 months.

For software licensing agreements on a direct distribution basis, payment terms are a 50% deposit upon receipt of order and the 50% balance upon installation, which is normally completed within sixty (60) days. Occasionally, larger software orders may require up to six months to complete custom software development and installation. For software licensing via distributor channels, payment terms are net thirty (30) days. Service bureau contracts provide monthly recurring revenue. Generally, contracts of 12 to 36 months carry automatic 12-month renewals until canceled. CTI purchases data collection devices specifically designed for use with telecommunications switches and other hardware such as modems as are necessary to perform the telemanagement business. CTI rents or resells such equipment to end-users.

Telemanagement product sales use direct and distributor sales channels.

Employees

As of December 31, 2001, CTI employed approximately 120 people on a full-time basis: approximately 80 located in the United States and 40 located in the United Kingdom. None of the Company's employees is represented by a labor union. The Company believes it maintains a good relationship with it's workforce.

Intellectual Property

Patents. CTI has two patents on it's the SmartBill(R) process. These patents enable customer data to be sorted in a manner so that the customer's generation of reports is much faster than using a non-patented method. Several telecommunications companies have developed programs to replicate this patented process that the Company believes violates its patents. The Company has instituted several legal actions alleging that the telecommunications companies being sued have improperly applied CTI's patents. As a matter of course, the defense of the one outstanding lawsuit attacks the validity of the patents. CTI does not anticipate that the attack will be successful but the results of litigation are difficult to predict. Resolutions of the settled suits with the telecommunications companies have typically resulted in their purchasing licenses for the patents.

Trademarks. The Company does maintain trademark registrations. The main trademarks relate to its main billing products MagnaFlex(R) and SmartBill(R) and on the CTI logo.

Product Development

The Company's product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2001, research and development expenses amounted to approximately $2.9 million including approximately $1.4 million in capitalized costs. In 2000, research and development expenses amounted to approximately $2.2 million including approximately $1.6 million in capitalized costs. Capitalized software costs related to the development of the MagnaFlex(R) product and SmartBill(R) next generation release. MagnaFlex(R) was released in the fourth quarter 2001.

Environment and Governmental Regulations

CTI does not believe that compliance with federal, state or local environmental and governmental operating regulations have a material effect on its capital expenditures, operating results or competitive position, or that it will be required to make any material capital expenditures for environmental and governmental regulations.

Competition

CTI competes with a number of companies that provide products and services that serve the same function as products and services provided by CTI.

Billing Sector. Deregulation of the telecommunications industry and the advent of convergence, which is the delivery of multiple telecommunications services from a single provider, casts such new and urgent importance to upgrading mission-critical billing systems that the sector is attracting substantial attention and investment. As convergence evolves, major billing companies can be expected to compete increasingly in fewer, broader arenas with a complete portfolio of convergent billing solutions. Deregulation is also inviting substantial new entrepreneurial niche providers. There is an increasing number of competitors with billing experience who are positioning to offer convergent billing solutions. Other competitors are attempting to enter the market or expand from niche market positions. While projections for growth in telecommunications billing are robust, the market can be expected to become increasingly competitive.

There are only a few competitors selling a product that directly competes with SmartBill(R). However, several telecommunications companies offer a similar product using in-house resources.

Competitors include Amdocs Limited, Daleen Technologies, Veramark Technologies, InfoDirections, CBill, PSA, USHA, Infotech Solutions, and HO Systems (recently acquired by Verisign). Billing Concepts competes against the Company in the billing sector.

Telemanagement Sector. The Company's Telemanangement segment operates in a highly fragmented market. Competitors such as BTS, FDS, Softech, Oak and Tiger compete against the Company in the telemanagement sector

Impairment

Asset Impairment

In 2001, the Company recorded an impairment charge of $14.1 million primarily related to the write-down of goodwill associated with the acquisition of former CTI Group (Holdings) Inc. (The former operations of CTI are primarily included in the Company's Telemanagement segment) and Celltech Information Systems (The former operations of Celltech are included in the Company's BCC segment). The goodwill and intangibles were created by purchase accounting treatment of the merger transaction that closed in February 2001. SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Subsequent to the Merger, sales and operating profit from the acquired products have not met the projections that were originally used to determine the purchase price for the business. Also, there has been the significant erosion in customer base and management has decided that certain of the purchased products and technology will not be supported in the future; accordingly management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121. The Company addressed these operational issues through consolidating facilities and reducing respective costs as well as replacing acquired technology and products. These and other actions taken by the Company result in lower current and future projected growth of revenues and cash flows than those originally projected at the time of the Merger. The Company measured impairment based on the fair value of the former CTI and Celltech business, which was based on an independent appraisal. These results determined that the fair value of the goodwill was substantially less than the carrying value. The remaining intangible assets of $922,259 related to customer base and technology is being amortized over the estimated remaining useful life of the three to four years.

Item 2. Description of Properties

The Company's principal executive offices are located in Indianapolis, Indiana. The Company also maintains offices near London, United Kingdom and Valley Forge, Pennsylvania. The Company leased office space consisting of 20,003 square feet in Indianapolis, Indiana at an annual rent of $377,398 per year; 3,480 square feet in Purley, Surley U.K at an annual rent of $64,650 a year, and 5,002 square feet in Valley Forge at an annual rent of $77,884 per year. Some of these leases are subject to escalations. The Company's leases expire 2003 to 2005. The Company believes although its facilities are adequate to meet its current level of sales, additional space will be required to support future growth.

The Company is actively seeking a replacement lessor or sublessor for its 17,686 square foot Houston office space and its 5,002 square foot Valley Forge office space. The Houston office operations were relocated to Indianapolis and accordingly such office was closed in December 2001. It is anticipated that the Company's Valley Forge operations will be relocated to Indianapolis by September 2002. The remaining obligations under the noncancelable leases for Houston of $767,299 and Valley Forge of $165,135 were included in the liability established under the Company's restructuring plan.

Item 3. Legal Proceedings

The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the result of such litigation will not have a materially adverse effect on the Company's financial condition.

The Company is also a plaintiff in a lawsuit (the "Lawsuit") for patent infringement under 35 U.S.C. ss.271 et seq. against Frontier Corporation ("Frontier", now known as Global Crossing North America, Inc.) in the United States District Court for the Southern District of Indiana. The Company's Lawsuit seeks treble money damages, attorneys fees and an injunction for infringement of its two billing and management system patents, namely U.S. Patent Nos. 5,287,270 (the "270 patent") and 5,325,290 (the "290 patent")
(collectively, "the patents-in-suit").

On December 21, 1998, the Company filed its Original Complaint against Frontier and on March 23, 2000 filed its First Amended Complaint against Frontier. The Company contends that by making, using, offering for sale and selling its ExpressView product, Frontier infringes, has actively induced infringement or has contributory infringed the patents-in-suit. The Company contends that it is entitled to money damages for violation of 35 U.S.C. ss.ss.284 and 285. Finally, the Company contends that it is entitled to a permanent injunction forbidding Frontier from infringing the patents-in-suit.

On March 1, 1999, Frontier filed its Answer and Affirmative Defenses and on March 24, 2000 filed its Answer and Affirmative Defenses to Plaintiff's Amended Complaint. Frontier denies infringement, and asserts the affirmative defenses that the patents-in-suit are barred by the doctrine of laches and/or estoppel, and are invalid and/or unenforceable. Frontier filed a Motion for Summary Judgment on the issue of unenforceability based upon inequitable conduct. The Court denied that motion on September 29, 2001. Frontier also contends that the Company is not entitled to enhanced damages for willful infringement.

A Markman Pre-Hearing was scheduled for March 12, 2002, and a Markman Hearing was proposed to begin March 19, 2002. However, Global Crossing North America, Inc. filed a petition for bankruptcy on January 28, 2002 resulting in the stay of the Lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The shares of the Company's Class A common stock, $0.01 par value per share is traded on the OTC Bulletin Board (Symbol "CTIG"). The table below sets forth for the indicated periods the bid price ranges for the common stock as reported by the OTC Bulletin Board. These prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                      Quarterly Common Stock Price Ranges
                  ----------------------------------------
                       2001                     2000
                       ----                     ----
                  High      Low              High     Low

1st Quarter       $2.13    $0.88             $5.75   $1.91
2nd Quarter       $1.69    $0.66             $3.44   $1.38
3rd Quarter       $0.91    $0.45             $2.50   $0.56
4th Quarter       $0.80    $0.31             $1.94   $0.67

At March 25, 2002, the average of the high and low sales prices for such shares was $0.55.

At March 25, 2002, the number of shareholders of record of Common Stock was approximately 1,200.

No dividends were paid in the fiscal years ended December 31, 2001 and 2000.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance;
(d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words such as "anticipate", "expect", "may", "project", "intend" or similar expressions.

The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein: ability to attract and retain customers to purchase its products, ability to commercialize and market products, results of research and development, technological advances by third parties and competition, future capital needs of the Company, dependence upon key personnel and general economic and business conditions.

Background

The Company is comprised of two business segments: Billing and Customer Care ("BCC") and Telemanagement. BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs.

The Merger

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger ("the Merger") with CTI Group (Holdings) Inc. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems, Inc. ("Celltech"), a provider of customer billing management systems, and other services.

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of the Company's common stock and control the combined company as a result of the Merger. Since Centillion was the acquirer, all direct legal and other fees related to the Merger incurred by Centillion have been included in the total consideration. Total consideration in connection with the Merger with the former CTI Group (Holdings) Inc. amounted to $12,430,568 which included $1,613,140 in acquisition, legal, and other costs and the remainder of the consideration in the form of Class A common stock and Class B common stock.

Prior to the Merger, Centillion divested itself of all businesses other than its BCC business. Prior to the closing, the transferred entities were sold to a limited liability company, CDS Holdings LLC ("CDS") which is owned by the former stockholders of Centillion. Along with the transferred entities, Centillion transferred to CDS cash, certain employees (including assets and liabilities related to such employees), and other miscellaneous assets. The sale price for the transferred entities and the other assets being transferred was approximately $10.5 million. The purchase price was satisfied by CDS giving Centillion a promissory note (the "CDS Note"), which was acquired by the Company as a result of the Merger. The Company has ascribed no net value to the CDS Note as of December 31, 2001 in its financial statements as a result of the uncertainty related to the realizability of such note.

The basic terms of the CDS Note are:

     o    Interest will be at the minimum rate set by the Internal Revenue
          Service.

     o The note is secured by the assets of the transferred entities. If CDS defaults on the promissory note, recovery by the Company will be limited to the value of those assets.

     o Payments of principal and interest will be made only when CDS sells all or a portion of the transferred entities, or at the end of seven and a half years. Principal payments will consist of 52% of the sale price of assets serving as collateral for the note, after interest and related fees are paid.

     o The former Centillion stockholders have a right to acquire additional shares of Class A common stock when principal payments on the note are made. Pursuant to the Merger Agreement between the former CTI (Holdings) Group Inc. and Centillion, additional shares of Class A common stock will be issued to the former stockholders of Centillion in an amount equal to the value of the principal paid. The shares of Class A common stock will be valued at 88% of the market value of the Class A common stock at time of issuance. A formula is used to determine the market value by using the average of the market price over the preceding twenty (20) business days.

     o If the note has not been paid in full five years after the effective time, an appraisal of its value will be obtained. That appraisal will be based upon the remaining CDS assets serving as collateral for the note. At that time additional shares of CTI Class A common stock will be automatically issued to the pre-merger Centillion stockholders based on the appraisal, at the same value of Class A common stock described above. No cash will be received for those shares until the outstanding principal balance of the promissory note is paid in full at maturity. Shares issued based on the appraisal will be in addition to any shares previously issued in connection with payments previously made on the promissory note.

The procedure described above was intended to provide Centillion stockholders with corresponding payment in Class A common stock for the promissory note. Rather than just relying on a current appraisal, this method allows for Class A common stock to be issued during the first five years only when actual payments are received. In order to comply with requirements under Internal Revenue Service Regulations for the Merger to be a tax-free transaction for Centillion's stockholders the appraisal and final issuance of Class A common stock can occur no later than five years after closing of the Merger. However, since there may not be sufficient cash in CDS at the time of issuance, the parties agreed to defer the Company's receipt of cash for those shares until the maturity date of the CDS Note, two and one-half years later, in order to allow additional time for CDS to liquidate its assets. There is a risk that Class A common stock will be issued at the end of five years and that CDS will default on the CDS Note when it is due two and one-half years later, resulting in the issuance of shares of Class A common stock essentially for no consideration.

Centillion's former patents, its right to enforce its patents, and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consideration, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of the Tracking LLC. Any conversion of Class B common stock before March 16, 2003, which could be done at the election of the Company, shall be at a Class A common stock value per share of the lower of $1.50 per share or 88% of the then current market value of Class A common stock for the first 1,000,000 shares of Class A common stock issued, and at 88% of the average market price of Class A common stock at the time for all additional shares. All other conversions, other than a mandatory conversion, shall be at 88% of the average market price of Class A common stock. Any mandatory conversion shall be at 100% of the average market price.

CDS Holdings, Inc ("CDS"), an affiliate of Centillion's former stockholders committed to loan, on a non-recourse basis, up to $2,000,000 ("CDS loan facility") to the Tracking LLC to pursue its patent enforcement actions. Repayments of such borrowings are contingent upon and are to be repaid from and to the extent there are proceeds from patent enforcement activities

Prior to the Merger the Company recognized in 2001, $13.5 million in one-time license fee revenue along with $1,999,110 in related costs associated with patent enforcement activities. Subsequent to the Merger the Company recognized in the fourth quarter of 2001, an additional $550,000 in one-time license fee revenue and $335,299 in related costs. Also, in 2001, the Company recognized other income of $353,319 related to a patent enforcement settlement, which was not a license agreement. The Company received a settlement of $1 million which was reduced by $646,681 in legal and other costs. In connection with patent enforcement actions the Company was advanced $358,957 from the CDS loan facility. Such loan was repaid back to CDS upon receipt of proceeds from license fee revenue. The Company incurred interest expense of $2,303 in connection with such borrowings. As of December 31, 2001 Tracking LLC had net proceeds of $568,061, which were commingled with the Company's cash and cash equivalents to fund future enforcement activities. It is the Company's intention to utilize such net proceeds prior to accessing the CDS loan facility.

The Company's purchase price for its acquisition of Celltech was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were held in escrow contingent upon the attainment of certain predetermined net revenue levels of Celltech's largest customer. Subsequent to the Merger only 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532 which included cash of $262,599, acquisition costs, and restructuring costs, of $1,700,115 and the remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.

Restructuring Plan

In connection with the Merger, the Company announced a restructuring plan (the "Plan") to streamline cost structures and consolidate operations, which related primarily to the former CTI Group (Holdings) Inc. operations in Valley Forge, PA and the former Celltech operations in Houston, TX. The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the merger transaction. The restructuring costs was assumed in the purchase business combination and included in the allocation of the acquisition cost. The restructuring liability which is comprised primarily of noncancellable lease obligations and severance costs amounted to $1,222,303 as of December 31, 2001. The reduction in the liability for restructuring costs primarily relates to severance payments of approximately 60 employees terminated in the Plan. The remaining liability for restructuring costs relates to close down costs associated primarily with non-cancelable lease obligations. The Company anticipates the restructuring plan to be substantially complete by June 2002. The Company is actively looking for replacement tenants for or to sublease the office space covered under noncancellable leases in Valley Forge and Houston.

Results of Operations (Year 2001 compared to Year 2000)

Revenues from operations increased $9,978,633 to $27,622,162 as compared to $17,643,529 in the prior year period. The increase in revenue was primarily the result of increased one-time license fee revenue resulting from patent enforcement actions and revenues generated from the acquired operations of Celltech and the former CTI Group (Holdings) Inc. for the period February 13, 2001, to December 31, 2001 (see Note 2 to the consolidated financial statements). One-time license fee revenue resulting from patent enforcement actions of $14,050,000 in 2001 compares to $7,500,000 in one-time license fee revenue in 2000. Revenues from the operations of Celltech and the former CTI Group (Holdings) Inc. for the period February 13, 2001 to December 31, 2001 amounted to approximately $5.9 million which were offset by a approximately $2.5 million reduction in revenue, exclusive of one-time license fee, at the Centillion operations from approximately $10.1 million in 2000 to approximately $7.7 million in 2001. The reduction in revenue at the Centillion operation, exclusive of the one-time license fee, was primarily associated with the contract renewal with a major customer at a reduced revenue rate structure. The major customer represents 24% of total revenues; however, exclusive of one-time license fee revenue resulting from patent enforcement actions, such customer represents 49% of revenues.

Cost of sales increased $1,970,960 to $8,478,432 as compared to $6,507,472 in the prior year period. The increase in cost of sales was primarily attributable to costs of sales associated with the acquired operations of Celltech and the former CTI Group (Holdings) Inc. amounting to approximately $3,755,000 representing the period February 13, 2001, to December 31, 2001 offset by a reduction in processing costs of approximately $1,904,000 associated with the Centillion operations. Gross profit was 69% of revenues for the fiscal year ended December 31, 2001 compared to 63% in the prior year period. Exclusive of one-time license fee revenue and costs gross profit amounted to 45% of revenues for the fiscal year ended December 31, 2001 as compared to 65% of revenue in the prior year period.

Selling, general and administrative expenses increased $8,558,340 to $11,094,208 compared with $2,535,868 in the prior year. The increase in selling, general and administrative expenses was attributable to the operations acquired in connection with the Merger along with increased severance costs, increased research and development expense and increased selling and marketing costs associated with the Centillion operations. Selling, general and administrative costs associated with the operations of Celltech and the former CTI Group (Holdings) Inc. for the period February 13, 2001, to December 31, 2001 amounted to approximately $4.7 million. The Company incurred approximately $1.4 million in non-recurring, non-restructuring separation and severance costs in 2001. Selling, general and administrative expense includes research and development expenses which increased to approximately $1.6 million for the 2001 from approximately $685,000 in 2000. Selling and marketing costs associated with the Centillion operations increased by approximately $600,000 in 2001 as compared to 2000.

EBITDA (earnings before interest, taxes, depreciation, amortization and impairment charge) was $8,049,522 for the fiscal year ended December 31, 2001 as compared to $8,600,189 in the prior year period.

Depreciation and amortization increased $1,972,605 to $3,410,932 compared to $1,438,327. The increase was primarily attributable to the depreciation and amortization of the original allocated purchase price of approximately $19.7 million consisting of goodwill and other intangibles. Goodwill and intangible amortization associated with the Merger for the fiscal year ended December 31, 2001 amounts to $2,364,716.

The Company recorded an impairment charge of $14,060,595 million related to the asset impairment associated with the acquired companies. See Impairment and Restructuring below.

Other income for the fiscal year ended December 31, 2001 amounted to $481,127 compared to $1,381,600 in the prior year period. The decrease in other income was primarily attributable to prior year's liquidating of a portion of the Company's investments during the fiscal year ended December 31, 2000 and realizing the gain as opposed to no such liquidations in 2001. The liquidation of the investments was in anticipation of the Merger.

Interest income increased $52,732 to $449,596 for the fiscal year ended December 31, 2001 compared to $396,864 in the prior year period. The increase in interest income was associated with greater weighted average cash and cash equivalent base during the respective period in 2001 compared to 2000.

Taxes

Excluding the impact of the charge for impairment, the effective tax rate was approximately 33% for the fiscal year ended December 31, 2001, as compared to an effective tax rate of approximately 43% for the fiscal year ended December 31, 2000. The decrease in the tax rate is primarily associated with the R&D and other credits recognized in the current year.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $11,362,294 as of December 31, 2001 compared to $10,418,582 as of December 31, 2000. Cash provided from operations was $6,501,728 offset by cash used in investing activity of $1,887,433 and cash used in financing activities of $3,708,985. Cash flow provided by operations was primarily generated by increased patent license fee revenue offset by increased selling, general and administrative costs. Cash used in investing activities was primarily the result of capital expenditure. Cash used in financing activities was primarily attributable to repayment of a note payable and $3.7 million distributed to the spun-off businesses of CDS.

The Company derives a substantial portion of its revenues from a few customers. The Centillion's billing analysis business generated approximately $6.7 million in revenues in the fiscal year ended December 31, 2001 from a single customer. This customer's contract was renegotiated and extended to March 2003, with an automatic annual renewal unless four months prior notification is given. The loss of this customer could have a substantial negative impact on the Company.

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

Impairment

Asset Impairment

In November 2001, the Company recorded an impairment charge of $14.1 million primarily related to the write-down of goodwill associated with the acquisition of former CTI Group (Holdings) Inc. (The former operations of CTI are primarily included in the Company's Telemanagement segment) and Celltech Information Systems (The former operations of Celltech are included in the Company's BCC segment). The goodwill and intangibles were created by purchase accounting treatment of the merger transaction that closed in February 2001. SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Subsequent to the Merger, sales and operating profit from the acquired products have not met the projections that were originally used to determine the purchase price for the business. Also, there has been the significant erosion in customer base and management has decided that certain of the purchased products and technology will not be supported in the future; accordingly management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121. The Company addressed these operational issues through consolidating facilities and reducing respective costs as well as replacing acquired technology and products. These and other actions taken by the Company result in lower current and future projected growth of revenues and cash flows than those originally projected at the time of the Merger. The Company measured impairment based on the fair value of the former CTI and Celltech business, which was based on an independent appraisal. These results determined that the fair value of the goodwill was substantially less than the carrying value. The remaining intangible assets of $922,259 related to customer base and technology is being amortized over the estimated remaining useful life of the three to four years.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, depreciation and amortization, investments, income taxes, capitalized software, restructuring costs, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue recognition. The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts and implementation, education and consulting services. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, Software Revenue Recognition and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from software license fees are generally recognized upon delivery provided that there are no significant post delivery obligations, persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable. If acceptance is required beyond the Company's standard published specifications, software license revenue is recognized upon customer acceptance.

SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for the delivered elements of a multiple-element arrangement. In such circumstances, the Company defers the fair value of the undelivered elements and recognizes, as revenue, the remaining value for the delivered elements.

Revenues for implementation services are recognized over the period in which services are provided. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue in the Company's balance sheet. The Company recognizes revenue, net of discounts, for processing billing and billing analysis data in the period the information is processed and billed.

Accounting for Income Taxes. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

The Company records a valuation allowance against its deferred tax asset to the extent management believes it is more likely than not that the asset will not be realized. As of December 31, 2001, the Company has provided a valuation allowance against certain of the Company's foreign net operating loss carryforwards due to the uncertainty of their realizability .

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Research and Development and Software Development Costs. Research and development costs have been charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Leased, Sold, or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. Accordingly, all such software development costs have been expensed.

Intangibles. The Company reviews long-lived assets, including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flow expected to be generated from the operation of that asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair market value of the assets. An asset's fair value will be determined by future discounted net cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. There was a significant impairment loss during the years ended December 31, 2001 related primarily to the goodwill originally acquired in connection with the Merger. Through December 31, 2001, goodwill was amortized originally over a 7.5 year period, using the straight-line method. As discussed below in "Recent Accounting Pronouncements" we will adopt FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangibles" as of January 1, 2002.

Recently Issued Accounting Pronouncements

In July of 2001, the FASB issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which eliminate the pooling of interests method of accounting, establish new criteria for identification of separate intangibles acquired, and establish the impairment approach rather than amortization for goodwill. Effective January 1, 2002 the Company will no longer be required to record amortization expense on goodwill, but will instead be required to evaluate these assets for potential impairment on a quarterly basis and to record a charge for any such impairment. Management believes the adoption of the impairment evaluation requirements of SFAS 142 will not have a material effect on the Company's future consolidated results operations and financial position

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position

Risk Factors

The following risk factors could impact the Company's financial and operating performance

The telecommunications billing services industry is subject to continually evolving industry standards and rapid technological changes to which we may not be able to respond.

The markets for our software products and services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Our business success will depend in part upon our continued ability to enhance our existing products and services, to introduce new products and services quickly and cost-effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. We may not be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that our competitors will not develop competitive products, or that any new competitive products will not have an adverse effect on our operating results.

We intend further to refine, enhance and develop some of our existing software and billing systems and to change all of our billing and accounts receivable management services operations over to the most proven software systems and technology to reduce the number of systems and technologies that must be maintained and supported. There can be no assurances that:

     o We will be successful in refining, enhancing and developing our software and billing systems in the future;

     o The costs associated with refining, enhancing and developing these software products and billing systems will not increase significantly in future periods;

     o We will be able to successfully migrate our billing and accounts receivable management services operations to the most proven software systems and technology; or

     o Our existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

The Company's business may suffer as a result of the settlement of patent claims.

We have written letters and filed lawsuits claiming the possible infringement of our patents in connection with the SmartBill(R) technology. Two settlements in those actions have been entered into for the fiscal year ended December 31, 2001 and additional settlements may be negotiated in the future. These settlements have provided substantial cash payments to the Company and, in return, the Company has waived its claims for past patent violations and granted ongoing licenses to use the technology to the parties involved in those actions. Since these parties are potential customers, the effect of granting these licenses, although generating significant one time license fees, could reduce the ability of the Company to find new customers for its products.

The Company derives a substantial percentage of our revenue from contracts from a single customer.

For the fiscal years ended December 31, 2001 and 2000, the Company had sales to a single customer aggregating $6,682,337 (24% of revenues) and $8,776,828 (50% of revenues), respectively. Exclusive of one-time license fee revenue resulting from patent enforcement activities, such customer represents 49% of revenues. A customer's contract was renegotiated and extended to March 2003, with an automatic annual renewal unless four months prior notification is given. The loss of this customer could have a substantial negative impact on the Company.

CTI is also subject to many risks associated with doing business abroad, including:

     o    adverse fluctuations in currency exchange rates;

     o    political and economic disruptions;

     o    the imposition of tariffs and import and export controls; and

     o    increased customs or local regulations.

The occurrence of any one or more of the foregoing could have a material negative effect on our results of operations.

We may not be successful when we enter new markets and that lack of success could limit our growth. As the Company enters into new markets, including countries in Asia, Europe and South America, it is faced with the uncertainty of not having previously done business in those commercial, political and social settings. Accordingly, despite our best efforts, our likelihood of success in each new market which we enter is unpredictable for reasons particular to each new market. For example, our success in any new market is based primarily on strong acceptance of our products and services in the new market. It is also possible that, despite our apparently successful entrance into a new market, such as the United Kingdom, some unforeseen circumstances could arise which would limit our ability to continue to do business or to expand in that new market. This would limit our ability to expand and grow.

Item 7.  Financial Statements,

         Index to Financial Statements
                                                                      Page
                                                                      ----
Report of Independent Accountants for the Financial
Statements for the year ended December 31, 2001 and 2000.             F - 2

Consolidated Balance Sheets at December 31, 2001 and 2000.            F - 4

Consolidated Statements of Operations for the
 years ended December 31, 2001 and 2000.                              F - 5

Consolidated Statements of Cash Flows for the
 years ended December 31, 2001 and 2000.                              F - 6

Consolidated Statements of  Stockholders'
 Equity and Comprehensive Income
 (Loss) for the years ended
 December 31, 2001 and 2000.                                          F - 7


Notes to Consolidated Financial Statements                            F - 9

                       Report of Independent Accountants

To the Board of Directors and
Shareholders of CTI Group (Holdings) Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statement of operations, stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 and for the year then ended were audited by other independent accountants whose report dated February 9, 2001 expressed an unqualified opinion on those statements.



PricewaterhouseCoopers LLP
Philadelphia, PA
March 19, 2002

                         Independent Accountants' Report


To Stockholders of
CTI Group (Holdings) Inc.
Indianapolis, Indiana


We have audited the accompanying consolidated balance sheet of CTI Group (Holdings) Inc., formerly Centillion Data Systems, Inc., as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI Group (Holdings) Inc., formerly Centillion Data Systems, Inc., as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




BKD, LLP
February 9, 2001

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,           December 31,
                                                                                               2001                   2000
                                                                                        -------------------     ------------------

ASSETS

Cash and cash equivalents                                                                   $11,362,294              $10,418,582
Trade accounts receivable, less allowance for doubtful accounts of $110,446 and
 $25,063, respectively                                                                        1,451,651                1,502,362
Notes receivable                                                                                     --                  562,911
Prepaid expenses                                                                                312,966                  197,055
Income taxes refundable                                                                         287,840                  880,651
Deferred income tax benefit                                                                     772,470                  360,858
Other current assets                                                                              8,251                       --
                                                                                        -------------------     ------------------
       Total current assets                                                                 $14,195,472              $13,922,419

Property, equipment, and software, net                                                        4,657,389                3,397,854
Intangible assets, net                                                                        1,063,522                  198,113
Other assets                                                                                     13,202                       --
Deferred acquisition costs                                                                           --                1,032,806
                                                                                        -------------------     ------------------
       Total assets                                                                         $19,929,585              $18,551,192
                                                                                        -------------------     ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                               $478,090                 $338,316
Other accrued expenses                                                                        2,277,689                  806,708
Current tax liability                                                                           100,604                       --
Restructuring reserve                                                                         1,222,303                       --
Deferred revenue                                                                                766,080                       --
                                                                                        -------------------     ------------------
       Total current liabilities                                                              4,844,766                1,145,024

Deferred tax liability                                                                          634,032                  964,843

Redeemable common stock                                                                             --                   379,622

Commitments and contingencies

Stockholders' equity
Common stock class A, par value $.01; 47,166,666 shares authorized; 26,669,456 issued
 at December 31, 2001 and 16,694,058 shares issued, as adjusted, at December 31, 2000           266,695                  166,941

Common stock class B, par value $.01; 2,833,334 shares authorized issued and outstanding at December 31, 2001 and no shares authorized and issued at
 December 31, 2000                                                                               28,333                       --

Additional paid-in capital                                                                   23,256,584                9,037,951
Accumulated earnings (deficit)                                                               (8,913,558)               6,856,811
Other comprehensive income - foreign currency translation                                         4,876                       --
Treasury stock, 140,250 shares at December 31, 2001, at cost                                   (192,143)                      --
                                                                                        -------------------     ------------------
       Total stockholders' equity                                                            14,450,787               16,061,703
                                                                                        -------------------     ------------------
                                                                                            $19,929,585              $18,551,192
                                                                                        ===================     ==================

          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          December 31,           December 31,
                                                                                              2001                   2000
                                                                                       -------------------     ------------------
Revenues
  Service and license fee revenue                                                          $13,572,162              $10,143,529
  Patent license fee revenues                                                               14,050,000                7,500,000
                                                                                       -------------------     ------------------
                                                                                            27,622,162               17,643,529
Cost of sales (exclusive of depreciation and amortization)
  Services                                                                                   6,144,063                3,532,565
  Patent license fee                                                                         2,334,369                2,974,907
                                                                                       -------------------     ------------------
                                                                                             8,478,432                6,507,472

Gross profit                                                                                19,143,730               11,136,057

Cost and expenses
  Selling, general and administration                                                       11,094,208                2,535,868
  Depreciation and amortization                                                              3,410,932                1,438,327
  Impairment of goodwill and intangibles                                                    14,060,595                       --
                                                                                       -------------------     ------------------
Income (loss) from operations                                                               (9,422,005)               7,161,862

Other expenses and (income)
   Interest (income), net of interest expense $20,497 and $3,960 respectively                 (449,596)                (396,864)
   Other (income)                                                                             (481,127)              (1,381,600)
                                                                                       -------------------     ------------------
Income (loss) before income taxes                                                           (8,491,282)               8,940,326

Tax provision                                                                                2,714,631                3,869,816
                                                                                       -------------------     ------------------
                                                                                           (11,205,913)               5,070,510
                                                                                       -------------------     ------------------
Income from continuing operations before minority interest

Discontinued operations
  Loss from discontinued operations - net of applicable tax expense of $74,255 in 2000              --                 (309,268)
  Minority interest in net loss of discontinuing operations                                         --                   77,380
                                                                                       -------------------     ------------------
Net income (loss)                                                                         $(11,205,913)              $4,838,622

Other comprehensive income
  Foreign currency translation adjustment                                                        4,876                       --
                                                                                       -------------------     ------------------
Comprehensive income (loss)                                                               $(11,201,037)              $4,838,622

Basic and diluted net income (loss) per common  share
  Income from continuing operations before minority interest                                     $(.44)                    $.30
Discontinuing operations
  Loss from discontinued operations                                                                 --                      .01
  Minority interest in discontinuing operations                                                     --                       --
Net income (loss) per share                                                                      $(.44)                    $.29

Basic weighted average common shares outstanding                                            25,296,064               16,695,359
Diluted weighted average common shares outstanding                                          25,296,064               16,826,461


          See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      December 31,           December 31,
                                                                                          2001                   2000
                                                                                   -------------------     ------------------
Cash flows provided by operating activities:
Net income (loss)                                                                     $(11,205,913)              $4,838,622
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Provision for doubtful accounts                                                           37,134
  Depreciation and amortization                                                          3,410,932                1,438,327
  Non-cash compensation                                                                          -                  662,600
  Deferred income taxes                                                                    634,165                1,650,555
  Gain on disposal of assets                                                                     -               (1,248,034)
  Interest accrued on note receivable                                                                               (12,911)
  Impairment of goodwill and intangible assets                                          14,060,595
Changes in operating activities:
  Decreases (increases) in trade receivables                                               350,840                 (277,173)
  Increase in prepaid expenses                                                             (20,345)                 (87,470)
  Decrease in other assets                                                                 325,155                        -
  Increase (decrease) in accounts payable                                                 (314,350)                 478,579
  Decrease in other accrued expenses                                                    (1,699,174)              (2,284,533)
  Increase in deferred revenue                                                             229,274                   16,855
  Increase (decrease) in current taxes payables                                            693,415                 (372,739)
                                                                                   -------------------     ------------------
Cash provided by operating activities                                                    6,501,728                4,802,678

Cash flows from investing activities:
  Cash of business acquired, net of cash paid                                              270,961                        -
  Additions to property and equipment                                                   (2,158,394)              (2,093,013)
  Proceeds from asset disposals                                                                                   6,233,901
  Purchase of business interests                                                                                   (866,851)
  Advances to related parties                                                                                       (68,953)
  Loans to CTI and others                                                                                          (811,500)
                                                                                   -------------------     ------------------
Cash provided by (used in) investing activities                                        (1,887,433)                2,393,584

Cash flows from financing activities:
  Net advances (repayments) of line of credit                                                                       (94,390)
  Repayment of debt                                                                       (67,778)                 (120,420)
  Exercised of stock options                                                              100,250
  Issuance of stock                                                                                                  87,500
  Redemption of stock                                                                                               (52,880)
  Cash distributed to stockholder                                                      (3,741,457)               (3,463,032)
                                                                                   -------------------     ------------------
Cash (used in) financing activities                                                    (3,708,985)               (3,643,222)

Effect on foreign currency exchange rates on cash and cash equivalents                     38,402
                                                                                   -------------------     ------------------

Increase in cash and cash equivalents                                                     943,712                 3,553,040
                                                                                   -------------------     ------------------

Cash and cash equivalents, beginning of year                                           10,418,582                 6,865,542
                                                                                   -------------------     ------------------

Cash and cash equivalents, end of year                                                 11,362,294                10,418,582
                                                                                   -------------------     ------------------

Supplemental cash flow information
  Cash paid for interest                                                                   20,497                     3,960
  Cash paid for income taxes                                                            1,120,000                 2,665,000

          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                                                 Additional
                                        Class A Common Stock          Class B Common Stock         Paid-in      Comprehensive
                                       Shares           Amount       Shares           Amount       Capital          Income
                                  --------------    ------------ -------------     ----------- -------------- -----------------
Balance, December 31, 1999          16,709,698        $167,097        --               --        $8,229,486          --
  Comprehensive Income
    Net income                                                                                                   4,838,622
      Unrealized losses on
       securities, net of
       reclassification
       adjustments                                                                                                (659,990)
      Foreign currency
       translation adjustments                                                                                    (135,667
                                                                                                              --------------
  Comprehensive income                                                                                          $4,042,965
    Repurchase of common stock         (15,640)           (156)                                     (52,724)  ---------------
    Distribution of investments
     in e.Nova and other
     assets
    Distribution of net assets
     of Centillion Digital
     Systems
    Issuance of stock options
     and stock bonus                                                                                662,600
    Revaluation of redeemable stock                                                                 198,589
                                  --------------    ------------ -------------     ----------- --------------
Balance, December 31, 2000          16,694,058         166,941                                    9,037,951
  Comprehensive Income
    Net income                                                                                                 (11,205,913)

      Foreign currency translation
       adjustments                                                                                                   4,876
                                                                                                              --------------
  Comprehensive loss                                                                                          $(11,201,037)
                                                                                                              --------------
  Exercise of stock options            626,122           6,261                                       93,989
  Issuance of stock bonus               92,001             920                                         (920)
  Common stock issued in
    conversion of "redeemable                                                                       376,211
    stock"                             341,072           3,411
  Distribution of net assets
     to CDS Holdings LLC
  Merger between CTI Group
    Holdings and Centillion
    Data Systems                     8,916,203          89,162                                   13,749,353
  Class B common stock issued
      in connection with merger                                     2,833,334         28,333
                                  --------------    ------------ ------------- --- ----------- --------------
Balance, December 31, 2001          26,669,456        $266,695      2,833,334        $28,333    $23,256,584
                                  --------------    ------------ ------------- --- ----------- --------------

[RESTUBBED]


                                     Accumulated       Accumulated                       Consolidated
                                       Profit         Comprehensive       Treasury       Stockholders'
                                      (deficit)          Income             Stock           Equity
                                   --------------- -------------------- ------------ ---------------------
Balance, December 31, 1999         $7,130,503           $795,657            --           $16,322,743
  Comprehensive Income
    Net income                      4,838,622                                              4,838,622
      Unrealized losses on
       securities, net of
       reclassification
       adjustments                                      (659,990)                           (659,990)
   Foreign currency translation
      adjustments                                       (135,667)                           (135,667)

  Comprehensive income
    Repurchase of common stock                                                               (52,880)
    Distribution of investments                                                           (4,191,277)
      in e.Nova and other
      assets                       (4,191,277)
    Distribution of net assets
      of Centillion Digital
      Systems                        (921,037)                                              (921,037)
    Issuance of stock options
      and stock bonus                                                                        662,600
    Revaluation of redeemable stock                                                          198,589
                                   --------------- -------------------- ------------ ---------------------
Balance, December 31, 2000          6,856,811               --                --          16,061,703
  Comprehensive Income
    Net income                    (11,205,913)                                           (11,205,913)

      Foreign currency translation
       adjustments                                         4,876                               4,876

    Comprehensive loss

    Exercise of stock options                                                                100,250

    Issuance of stock bonus                                                                       --
    Common stock issued in
      conversion of "redeemable
      stock"                                                                                 379,622
    Distribution of net assets
      to CDS Holdings LLC          (4,564,456)                                            (4,564,456)
    Merger between CTI Group
      Holdings and Centillion
      Data Systems                                                        (192,143)       13,646,372
    Class B common stock issued
      in connection with merger                                                               28,333
                                  --------------- -------------------- ------------ ---------------------
Balance, December 31, 2001        $(8,913,558)            $4,876         $(192,143)      $14,450,787
                                  --------------- -------------------- ------------ ---------------------

          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: CTI Group (Holdings) Inc. and wholly-owned subsidiaries (the "Company" or "CTI") designs, develops, markets and supports billing and data management software and services. The Company operates in two business segments: Billing and Customer Care and Telemanagement.

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

FOREIGN CURRENCY TRANSLATION: The consolidated statements includes the accounts in 2001 of the Company's wholly owned UK based subsidiary and in 2000 its Swedish and German subsidiaries. In 2000 the Swedish and German subsidiaries were disposed of. (see Note 3) The financial statements of the Company's foreign subsidiaries have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholder's equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income.

CASH EQUIVALENTS: The Company considers all highly liquid investments, with a maturity of three months or less, to be cash equivalents.

INVESTMENTS: Marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses are recorded as gains (losses) on disposal of assets. Gains and losses on sales of securities are determined on the specific-identification method.

ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2001 and 2000, advertising expense was $402,724 and, $55,121, respectively.

USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Estimates utilized by the Company include the determination of the collectibility of receivables, valuation of options, recoverability and or impairment of intangibles, depreciation and amortization, and capitalization of computer software development costs.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued income taxes. The book values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued income taxes are considered to be representative of their respective fair values.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Furniture, fixtures and equipment are amortized over the estimated useful lives of three to five years. Leasehold improvements are amortized over the period of the lease or the useful lives of the improvements, whichever is shorter. All maintenance and repair costs are charged to operations as incurred.

COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the straight-line method over the estimated economic life of the product. The unamortized capitalized costs are compared annually to estimated net realizable value of the related product. Because of competitive factors, and the inherent tendency in the software industry toward rapid obsolescence, the estimated value of the Company's software is subject to material revision in the near term.

The Company capitalized $1.4 million and $1.6 million for the fiscal years ended December 31, 2001 and 2000, respectively, in costs related to its software development. The amortization expense for developed software was $561,074 and $161,309 at December 31, 2001 and 2000 respectively.

INTANGIBLE ASSETS: Intangible assets consist of patents, purchased technology and customers obtained through acquisition and merger. Intangible assets are amortized using the straight-line method over their estimated period of benefit, which is 3 to 15 years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Amortization of intangibles was $56,849 and $22,900 at December 31, 2001 and 2000, respectively. The Company incurred an impairment charge of $869,085 in 2001 primarily related to the write-down of intangibles associated with the merger. (see Note 2)

GOODWILL: Goodwill represents the excess of purchase price over fair value of net assets acquired, and is amortized on a straight-line basis over seven and half years. Amortization expense of goodwill was $2.3 and $0 at December 31, 2001 and 2000, respectively. The Company incurred an impairment charges of $13.2 million in 2001 primarily related to the write-down of goodwill associated with the merger. (see Note 2)

LONG-LIVED ASSETS: In accordance with the Statement of Financial Accounting Standards SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses are recognized if expected cash flows of the related assets are less than their carrying values. Certain of the Company's long lived assets were considered impaired during the year ended December 31, 2001. (see Note 15)

REVENUE RECOGNITION: License fee revenue is generally recognized when a formal agreement exists, delivery of the product has occurred, the license fee is deemed fixed or determinable and collectibility is probable. Maintenance and enhancement revenue is recognized on a straight-line basis over the term of the contract. Revenues from training and consulting services are recognized as services are performed. The Company provides telemangement services and billing services for customers. These revenues are recognized when the services are performed and the product is shipped.

Deferred revenues generally consist of advance customer payments on maintenance contracts. Certain of the Company's multi-year license agreements provide for payment terms that extend beyond 12 months. Revenues on such long-term arrangements are recognized when payments become due.

The Company typically does not provide bundled products or services. Revenues are recorded for each product or services based on when such products or services are performed. The value of the different elements of the products or services performed is based upon the actual amount charged to the customers when the elements are sold and the amount charged is specifically identifiable to the element. The Company recognizes revenue, net of discounts, for processing billing and billing analysis data in the period the information is processed and billed.

STOCK BASED COMPENSATION: The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No.25, "Accounting for Stock Issued to Employees'" and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation" an intereptation of APB No. 25. Under the intrinsic value method, compensation costs attributable to the excess, if any, of the quoted market price of the stock on the date of grant or other measurement date over the amount the employee must pay to acquire the stock. Such amount, if any, is accrued over the related vesting period, as appropriate. Since the Company uses the intrinsic value method, it makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, which is required by SFAS No. 123, "Accounting for Stock Based Compensation." (see Note 9).

INCOME TAXES: The Company accounts for income taxes following the provisions of SFAS No. 109 "Accounting for Income Taxes", which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate reliability of future deferred tax assets.

BASIC AND DILUTED LOSS PER COMMON SHARE: Net income (loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". The outstanding historical shares prior to the Merger date have been retroactively adjusted to reflect the equivalent number of shares based on the merger conversion ratio (1 share of Centillion for 4.60071 shares of the Company's stock). Basic earnings (loss) per share is computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by adjusted weighted average shares outstanding for the year assuming the exercise of all potentially dilutive stock options and the conversion of class B common shares into class A common shares. The table below sets forth the reconciliation of the basic and diluted earnings per share computation:

                                                                         Year Ended December 31,
                                                                       --------------------------
                                                                          2001            2000
                                                                       ----------      ----------
     Shares used in computing basic earnings (loss) per share          25,296,064      16,695,359
     Dilutive effect of stock options                                          --         131,102
                                                                       ----------      ----------
     Shares used in computing diluted earnings (loss) per share        25,296,064      16,826,461
                                                                       ==========      ==========

For the year ended December 31, 2001 options to purchase 290,000 shares of Class A common stock at exercise prices ranging from $0.20 to $1.09 were outstanding, but were not included in the computation of diluted earnings per share as the result would be anti-dilutive.

The Company has a series of Class B common shares that if converted to Class A common shares would amount to 1,264,894 at December 31, 2001, based on the pretax recorded value of Tracking LLC (see Note 2) and a market value of the Company's Class A common shares $0.44 per share. The dilutive impact of the common shares has been excluded from the computation of diluted earnings per share as the result would be anti-dilutive.

CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of statutory insured limits. As of December 31, 2001, such deposits exceeded statutory insured limits by $11,062,294. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers' financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management's estimates. The Company wrote-off in 2001 approximately $149,000 of receivables deemed to be uncollectible against the established allowance for doubtful accounts

COMPREHENSIVE INCOME: Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders Equity and Comprehensive Income (loss). There is no tax impact on the comprehensive income or loss due to the Company's net operating loss carry forwards.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs were $1,615,204 and $685,000 at December 31, 2001 and 2000, respectively.

RECLASSIFICATION: Certain reclassifications have been made to the comparative December 31, 2000 amounts to conform to the current year's presentations.

SHIPPING AND HANDLING FEES AND COSTS: The Company bills customers for shipping and handling. Shipping and handling costs, which are included in cost of sales in the accompanying consolidated statements of operations, include shipping supplies and third-party shipping costs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In July of 2001, the FASB issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which eliminate the pooling of interests method of accounting, establish new criteria for identification of separate intangibles acquired, and establish the impairment approach rather than amortization for goodwill. Effective January 1, 2002 the Company will no longer be required to record amortization expense on goodwill, but will instead be required to evaluate these assets for potential impairment on a quarterly basis and to record a charge for any such impairment. Management believes the adoption of the impairment evaluation requirements of SFAS 142 will not have a material effect on the Company's future consolidated results operations and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position

NOTE 2 - MERGER

On February 12, 2001, Centillion Data Systems, Inc. consummated a merger ("the Merger") with CTI Group (Holdings) Inc. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems, Inc. ("Celltech").

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger with CTI Group has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of common stock and control the combined company as a result of the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of the CTI Group (Holdings) and Celltech.

The former Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a Promissory Note. The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of approximately $3.5 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such promissory note is considered as a contingent stock purchase receivable. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of common stock to the former Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the common stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's common stock are to be issued for the appraised value at 88% of the average market price at the time. As of December 31, 2001 no transferred entities have been sold.

Centillion's former patents, its right to enforce its patents, and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consolidation and in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common based on the value of the Tracking LLC. Any conversion of Class B common stock before March 16, 2003 shall be at a Class A common stock value per share of the lower of $1.50 per share or 88% of the then current market value of Class A common stock for the first 1,000,000 shares of Class A common stock issued, and at 88% of the average market price of Class A common stock at the time for all additional shares. All other conversions, other than a mandatory conversion, shall be at 88% of the average market price of Class A common stock. Any mandatory conversion shall be at 100% of the average market price. CDS Holdings, Inc ("CDS"), an affiliate of Centillion's former stockholders, have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent enforcement actions. Repayments of such borrowings are contingent upon and are to be repaid from and to the extent there are proceeds from patent enforcement activities.

As a result of the exchange of the former Centillion's stock for the Company's stock, the former stockholders of Centillion hold a majority of the outstanding voting stock of the Company. Therefore, Centillion was treated a reverse acquisition, all direct legal and other fees related to the Merger incurred by Centillion have been included in the total consideration. Total consideration in connection with the Merger with, the former CTI Group (Holdings) amounted to $12,430,568 which included $1,605,849 in acquisition costs and the remainder of the consideration in the form of Class A common stock.,

In February 2001, the Company acquired Celltech, a provider of customer billing management systems, and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were held in escrow contingent upon the attainment of certain predetermined net revenue levels of Celltech's largest customer. Subsequent to the Merger only 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532 which included cash of $262,599, acquisition costs, and restructuring costs, of $1,700,115 and the remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.

The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger. The valuation served as the basis of allocation of the purchase price to the various classes of assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated goodwill and intangibles in connection with the Merger are estimated to have various estimated lives ranging from .5 to 7.5 years.

The following table displays the net non-cash assets and liabilities that were acquired in 2001 as a result of the merger.

Non-Cash Assets (Liabilities)

  Fair value of assets acquired              3,974,926
  Goodwill                                  12,668,830
  Intangibles                                3,121,080

  Liability assumed                         (5,847,502)
  Fair value of stock issued                13,646,373
  Cash acquired, net of cash paid              270,961

The following table summarizes the unaudited pro forma combined results of operations for the year ended December 31, 2001 and 2000, as if the Merger had taken place at the beginning of the period:

                                       2001             2000
                                    -----------      -----------
Revenues                            $ 28,189,812      $28,835,660
                                    ============      ===========
Net income (loss)                   $(11,733,719)    $  2,492,839
                                    ============      ===========
Basic and diluted income (loss)
  per common share                  $      (.44)     $        .15
                                    ============      ===========

NOTE 3 - DISCONTINUING OPERATIONS

The Company's management having the authority to approve the action determined on February 3, 2000 to dispose of its interests in Centillion Digital Systems, Inc., Centillion Digital GmbH, and e.Nova, LLC and subsidiary. These entities provide technology and telecommunication services different than those of the Company and have distinct operations and customers and therefore represent a separate major line of business from the core telecommunication billing business of Centillion Data Systems, Inc. Accordingly, the operations of these subsidiaries and investees have been reported separately as discontinued operations in the accompanying financial statements. On July 31, 2000, the membership units owned by the Company in e.Nova, LLC along with various other assets and cash of $3,000,000 were sold to CDS Holdings, LLC in exchange for a promissory note. On December 2, 2000, essentially all assets of Centillion Digital Systems, Inc. were sold to CDS Holdings, LLC and certain obligations assumed in exchange for a promissory note. CDS Holdings, LLC is owned by the present stockholders of the Company on the same percentage basis as their ownership in the Company. Prior to the merger, additional cash and other assets were transferred to CDS Holdings, LLC in the amount of approximately $7.2 million. The total of the promissory note the Company received was approximately $10.5 million.

The transfer of the ownership of the Company's ownership interest in these entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders.

Revenues, losses from operations and loss on disposal of these entities follows:

Year Ended December 31                                                2001            2000
------------------------------------------------------------       ----------      ----------
Revenues                                                           $       --      $1,120,000
Loss from operations, net of tax benefit of $74,255 in 2000                --         309,268

NOTE 4 - INTANGIBLE ASSETS
Intangible assets of continuing operations consist of the following:

                                                         December 31,
                                                    2001             2000
                                                 ----------       ----------
Patents                                          $  344,850       $  344,850
Customer base                                       428,587               --
Other intangibles                                   493,672               --
                                                 ----------       ----------
                                                  1,267,109          344,850
Less accumulated amortization                      (203,587)        (146,738)
                                                 ----------       ----------
                                                 $1,063,522       $  198,112
                                                 ==========       ==========

Amortization expense on intangible assets, including patents and other acquired intangibles amounted to $56,849 and $22,990 for fiscal year ended December 31, 2001 and 2000 respectively.

NOTE 5 - PROPERTY, EQUIPMENT AND SOFTWARE
The Company's fixed assets consist of the following:

                                                         December 31,
                                                    2001             2000
                                                 ----------       ----------
Equipment                                        $1,936,004       $1,647,294
Furniture and fixtures                              487,841          523,246
Leasehold improvements                              430,484          323,628
Software                                          7,263,457        4,136,547
Automobiles                                              --           12,105
                                                 ----------       ----------
                                                 10,117,786        6,642,820
Less accumulated depreciation and amortization   (5,460,397)      (3,244,966)
                                                 ----------       ----------
                                                 $4,657,389       $3,397,854
                                                 ==========       ==========

Depreciation and amortization expense on property, equipment and software amounted to $1,022,414 and $1,415,337 for the fiscal year ended December 31, 2001 and 2000, respectively.

NOTE 6 - INVESTMENTS
Proceeds from the sales of securities during 2000 were $6,233,901. For 2000 the gain realized was approximately $1,643,000 and the loss realized was approximately $395,000. During 2000 all marketable securities were sold.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

A. LEASE COMMITMENTS:
The Company leases its office facilities and certain equipment under non-cancelable long-term operating leases which expire at various dates. Minimum aggregate annual rentals subject to certain escalation clauses, under non-cancelable long-term operating leases are as follows:



Year ending December 31:

        2002         $884,223
        2003         $853,607
        2004         $320,469
        2005          $72,994
        2006               $0
                   ----------
Total              $2,131,293

Rent and lease expense was $930,971 and $630,593 for the fiscal years ended December 31, 2001 and 2000, respectively.

B. CONTINGENCIES:
The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

C. EMPLOYMENT AGREEMENTS:
The Company has entered into employment agreements with executive management. An agreement has been made with company executive that will pay $500,000 in severance upon departure from company, this will be payable in 2002. The balance has been accrued for as a current liability.

NOTE 8 - INCOME TAXES
The provision for income taxes consists of the following:


                                                   Years ended December 31,
                                                 ---------------------------
                                                    2001             2000
                                                 ----------       ----------
Income tax expense
   Currently payable
       Federal                                   $1,740,420       $2,205,056
       State                                        340,046          484,460
   Deferred
       Federal                                      477,085        1,000,608
       State                                        157,080          179,692
                                                 ----------       ----------
Provision for income taxes (benefit)             $2,714,631       $3,869,816
                                                 ==========       ==========

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:


                                                                        Years ended December 31,
                                                                      ---------------------------
                                                                          2001            2000
                                                                      -----------     -----------
Computed tax (benefit) at the expected statutory rate                 $(2,853,040)    $ 3,039,711
State tax (benefit), net                                                  488,858         438,340
Nondeductible goodwill and intangibles                                  5,707,848              --
Other                                                                          --         391,765
R&D and other credits                                                    (399,840)             --
Increase in valuation allowance                                          (229,195)             --
                                                                      -----------     -----------
                                                                      $ 2,714,631     $ 3,869,816
                                                                      ===========     ===========


The components of the overall net deferred tax assets (liabilities) are as follows:

                                                                        Years ended December 31,
                                                                      ---------------------------
                                                                          2001            2000
                                                                      -----------     -----------
Assets
  Net operating losses                                                $   921,477     $        --
  Depreciation and amortization                                            15,511              --
  Allowance for doubtful accounts                                          31,547          13,876
  Vacation, bonus compensation and other accruals                         843,426         300,909
  Property tax                                                              4,649           5,328
  State income tax                                                         52,792          40,674
                                                                      -----------     -----------
Total assets                                                            1,869,402         360,787

Liabilities
  Depreciation and amortization                                        (1,401,571)       (771,929)
  Deferred acquisition costs                                             (175,457)       (192,843)
  Other                                                                  (153,936)             --
                                                                      -----------     -----------
Total liabilities                                                      (1,730,964)       (964,772)
                                                                      -----------     -----------
Deferred tax asset (liabilities)                                      $   138,438     $  (603,985)
                                                                      ===========     ===========


NOTE 9 - CAPITAL STOCK TRANSACTIONS
(A) ISSUANCE OF COMMON STOCK:

The Company granted a stock bonus to the Chairman of the Board in fiscal year 2000, which was to be issued in fiscal year 2001. The Company recorded $102,400 compensation expense at the time of grant based on the fair value of the stock, as determined by the Company at the date of the grant. In February 2001, the Company issued the 92,001 shares of class A common stock to the Chairman of the Board.

As part of the Merger in February 2001, the Company issued 8,916,203 of class A common stock and 2,833,334 of Class B common stock. (see Note 2)

(B) OPTIONS:

The Company's Stock Option and Restricted Stock Plan (the "Plan") provides for the issuance of incentive and nonqualified stock options and restricted stock grants to obtain shares of the Company's Class A common stock. Individuals eligible for participation in the Plan include key employees (including employees who also serve as Directors), non-employee directors, independent contractors and consultants who perform services for the Company. The exercise price of the stock options are determined by the higher of the fair market value or the book value of the common stock at the time the option is granted. The number of options to be granted, option period and the option prices are determined by the Board of Directors in accordance with the terms of the Plan. The option period can not exceed ten years from date of grant. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options typically become exercisable over a one to five year period.

Generally, the options have various vesting periods, which include immediate and term vesting periods. At December 31, 2001, the Company had authorized 1,600,000 shares for grant under the Plan of which 1,070,000 were available for grant as of December 31, 2001. Prior to the Merger the former CTI also granted nonqualified stock options to purchase shares of restricted common stock of the Company that is not covered by a registration statement (the "Outside Plan Stock Options"). Terms of such options were determined by the Board of Directors. Options typically terminate 90 days after termination of employment.

Immediately preceding the Merger, former Centillion option holders exercised in 2001 their options to purchase 571,122 shares of the Company's Class A common stock. In connection with the Merger, 360,000 of previously granted options were obtained and deemed outstanding. The options were accounted for in the consideration of the purchase business combination and included in the allocation of the consideration. In February 2001, the Company authorized an additional 1 million shares to be available for grant under the Company's stock option plan. Of the 360,000 options obtained 110,000 options were originally granted under the Plan and 250,000 options were Outside Plan Stock Options. Of the 360,000 options obtained 55,000 of such option were exercised, of which 30,000 were originally granted under the plan and 25,000 options were Outside Plan Stock Options. During 2001, 15,000 Outside Plan Stock Options were cancelled.

Of the 290,000 options outstanding as of December 31, 2001, 80,000 options were granted under the Plan and 210,000 were originally granted as Outside Plan Stock Options.

During 2000, the Company granted options for the purchase of 230,004 shares at an exercise price of $0.33 per share to one of its directors. Compensation expense of $181,000 was recorded related to these options. The remaining outstanding options were revised to provide for a zero exercise price and immediate vesting in the event of the consummation of the merger between the Company and former CTI Group (Holdings) Inc. Due to the modification of terms, these options have been accounted for as variable option awards as of December 31, 2000 and compensation expense of $379,200 has been recorded.

The Company had entered into a stock option agreement with one of its officers, which granted to the officer the option to purchase 437,007 shares of common stock. When such option is exercised, the employee receives a cash bonus in the amount of the exercise price plus all related income taxes. The employee exercised options for 46,001 shares for $87,500 during 2000. This amount and the related tax amount are included as compensation expense for 2000. The remaining options for 46,001 shares were exercised in February 2001. The compensation expense related to these options has been accounted for as of December 31, 2000, under variable plan accounting.

The Company authorized in February 2001 an additional 1,000,000 options to be granted under the Plan. The Company has 1,070,000 shares available for grant under the Plan as of December 31, 2001.

Information with respect to options under the Company's plans is as follows:


                                                                            Exercise
                                                        Options            Price Range        Weighted Average
                                                        Shares              Per Share          Exercise Price
                                                    ----------------     ----------------    -------------------
     Outstanding, December 31, 1999                       418,399                $1.51             $ 1.51
     Granted                                              230,004                 0.33               0.33
     Exercised                                            (46,001)                1.90               1.90
     Cancelled                                            (31,280)                1.69               1.69
                                                    ----------------     ----------------    -------------------
     Outstanding, December 31, 2000                       571,122          0.00 - 0.33               0.13
     Merger                                               360,000          0.20 - 1.09               0.58
     Granted                                                   --                   --                 --
     Exercised                                           (626,122)         0.00 - 0.50               0.16
     Cancelled                                            (15,000)                0.34               0.34
                                                    ----------------     ----------------    -------------------
     Outstanding, December 31, 2001                       290,000         $0.20 -$1.09              $0.61

The following table summarizes options exercisable at December 31, 2001 and 2000:

                                            Exercise
                            Option         Price Range       Weighted Average
                            Shares          Per Share         Exercise Price
                          -----------     --------------    ------------------
         2000              571,122        $0.00 - $0.33           $0.13
         2001              290,000        $0.20 - $1.09           $0.61


The following table summarizes the status of stock options outstanding and exercisable at December 31, 2001:

                             $0.20 - $0.50     $0.51 - $0.75      $0.76 - $1.09
                             -------------     -------------      -------------
Outstanding options:
 Number outstanding at
  December 31, 2001             190,000             --               100,000

Weighted-average
 remaining contractual
 life (Years)                        10             --                    10

Weighted-average exercise
 price                            $0.36             --                 $1.09

Exercisable options:
 Number outstanding at
  December 31, 2001             190,000             --               100,000

Weighted-average exercise
 price                            $0.36             --                 $1.09



The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans, and disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Had compensation cost for the plans been determined based upon the fair value of the options as prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                           December 31,
                                                 -----------------------------
                                                     2001              2000
                                                 -------------      ----------
        Net income (loss):
            As reported                          $(11,205,913)      $4,838,622
            Pro forma                             (11,205,913)       4,836,689
        Basic earnings (loss) per share:
            As reported                             ($0.44)             $0.29
            Pro forma                               ($0.44)             $0.29
        Diluted earnings (loss) per share:
            As reported                             ($0.44)             $0.29
            Pro forma                               ($0.44)             $0.29

The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions

                                                 2001             2000
                                              ------------     ------------
               Risk-free interest rate             -              5.40%
               Dividend yield                    0.00%            0.00%
               Volatility factor                   -                -
               Expected lives                   7 years         6 months


NOTE 10 - MAJOR CUSTOMERS
For the fiscal year ended December 31, 2001 and 2000, the Company had sales to a single customer aggregating $6,682,337 (24% of revenues) and $8,776,828 (50% of revenues), respectively. Exclusive of one-time license fee revenue resulting from patent enforcement activities, such customer represents 49% of revenues. This customer's contract was renegotiated and extend to March 2003, with an automatic annual renewal unless four months prior notification is given. The loss of this customer could have a substantial negative impact on the Company.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued income taxes. The book values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued income taxes are considered to be representative of their respective fair values. The carrying value of the line of credit approximate fair value due to its short-term maturities

NOTE 12 - PROFIT-SHARING PLAN
The Company maintains a wage-deferral plan qualified under Section 401(k) of the Internal Revenue Code that covers certain eligible full-time employees. Effective April 1, 2001, the Company matches 50% of participant contributions up to 6% of participant compensation. During 2001, the Company made contributions of $153,508. The Company elected to contribute $100,000 in the year 2000.

NOTE 13 - SEGMENT INFORMATION
The Company designs, develops, markets and supports billing and data management software and services. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has two reportable segments, Billing and Customer Care ("BCC") and Telemanagment ("Telemanagement") services. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

Billing and Customer Care: BCC provides billing services and billing analysis software to telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operation. The primary products utilized to generate revenues in this segment are MagnaFlex (R) and WinCommand (R) and SmartBill (R). The Company provided these services primarily through facilities located in Indianapolis, IN and Houston, TX. There was a small portion of such revenues generated also from the Valley Forge, PA facility.

Telemanagment: Through its operations in the United Kingdom and Valley Forge and the utilization of the Proteus products, the Company offers telemanagement software and services for end users to manage their usage of telecommunications services and equipment.

The accounting policies for segment reporting are the same as those described in
Note 1 of the Notes to Consolidated Financial Statements. Summarized financial information concerning the Company's reportable segments as shown in the following table. Activities of the acquired operations of Celltech (BCC) and former CTI Group (Holdings) Inc. (Telemanagement) included in the table below are for the period subsequent to the Merger date of February 12, 2001.




                                         Billing and
         2001                           Customer Care        Telemanagement        Consolidated
         ----------------------    ------------------    -------------------    ----------------
         Net revenues                    $24,107,960             $3,514,202         $27,622,162
         Gross profit                     16,951,733              2,191,997          19,143,730
         Operating income (loss)          (9,312,054)              (109,951)         (9,422,005)
         Depreciation and
           amortization                    1,490,892              1,920,040           3,410,932
         Net income (loss)               (10,878,949)              (326,964)        (11,205,913)
         Total assets                     21,317,309             (1,387,724)         19,929,585
         Long-lived assets                 4,607,215              1,126,898           5,734,113

         2000
         ----------------------    ------------------    -------------------    ----------------
         Net revenues                    $17,643,529             --                 $17,643,529
         Gross profit                     11,136,057                                 11,136,057
         Operating income                  7,161,862                                  7,161,862
         Depreciation and
         amortization                      1,438,327                                  1,438,327
         Net income                        4,838,622             --                   4,838,622
         Total assets                     18,551,192                                 18,551,192
         Long-lived assets                 4,628,773                                  4,628,773

The following table presents net revenues by geographic location based on location of customer:

         2001                        United Stated         United Kingdom        Consolidated
         ----------------------    ------------------    -------------------    ----------------
         Net revenues                    $24,639,786             $2,982,376         $27,622,162
         Gross profit                     17,035,650              2,108,080          19,143,730
         Operating income (loss)          (9,251,940)              (170,085)         (9,422,005)
         Depreciation and
           amortization                    3,297,849                113,083           3,410,932
         Net income (loss)               (11,090,368)              (160,545)        (11,250,913)
         Total assets                     18,977,411                952,174          19,929,585
         Long-lived assets                 4,677,198              1,056,915           5,734,113

         2000
         ----------------------    ------------------    -------------------    ----------------
         Net revenues                    $17,643,529             --                 $17,643,529
         Gross profit                     11,136,057                                 11,136,057
         Operating income                  7,161,862                                  7,161,862
         Depreciation and
           amortization                    1,438,327                                  1,438,327
         Net income                        4,838,622             --                   4,838,622
         Total assets                     18,551,192                                 18,551,192
         Long-lived assets                 4,628,773                                  4,628,773


NOTE 14 -RELATED PARTY TRANSACTIONS
The Company leases its corporate headquarters from an entity, which is affiliated with the chairman of the company. The Company incurred $362,594 and $445,324 in rent expense for the years ended December 31, 2001 and 2000. The company also paid $237,155 in leasehold improvements to related party for the relocation to new office space. The Company believes the lease and leasehold improvements are representative of current market values.

The Company incurred legal expenses of $3,089,026 and $780,958 during 2001 and 2000, respectively to a law firm which the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues.

The former CEO was provided with reimbursement for housing in Indianapolis, IN. The former CEO did elect to temporarily rent a house from an entity, which is affiliated with the chairman, such costs reimbursed amounted to approximately $15,000 in 2001.

The Company incurred $191,000 in fees and $55,000 in expenses associated with Board of Directors activities in 2001.

The Company provided certain administrative services to its former subsidiaries and investees from the disposal date to December 31, 2001 and 2000, which amounted to approximately $59,000 and $160,000, respectively. At December 31, 2001 and 2000, the Company had a receivable from these entities of approximately $21,000 and $527,000, respectively.

At December 31, 2000, the Company had an outstanding note receivable from former CTI Group (see Note 2) of $562,911. This note was secured by the accounts receivable of the former CTI Group payable upon the merger date, and bears interest at 10%. At December 31, 2000, interest was current on this obligation. On February 12, 2001 this obligation was repaid upon the signing of the merger.


NOTE 15 - IMPAIRMENT AND RESTRUCTURING CHARGES
Asset Impairment

In November 2001, the Company recorded an impairment charge of $14.1 million primarily related to the write-down of goodwill associated with the acquisition of former CTI Group (Telemanagement segment) and Celltech Information Systems (BCC segment). The goodwill and intangibles were created by purchase accounting treatment of the merger transaction that closed in February 2001 (see Note 2). SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Subsequent to the Merger, sales and operating profit from the acquired products have not met the projections that were originally used to determine the purchase price for the business. Also, due to the negative trends in the telecommunications marketplace, the significant erosion in customer base and that the purchased products and technology will not be supported in the future; management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121. The Company addressed these operational issues through consolidating facilities and reducing respective costs as well as replacing acquired technology and products. These and other actions taken by the Company result in lower current and future projected growth of revenues and cash flows than those originally projected at the time of the Merger. The Company measured impairment based on the fair value of the former CTI and Celltech business, which was based on an independent appraisal that considered the discounted cash flows using a discount rate of 25%. The discount rate was based on weighted average cost of capital taking into account the required rate of return for investors on an unleveraged, debt free basis. These results determined that the fair value of the goodwill was substantially less than the carrying value. The remaining intangible assets of $922,259 related to customer base and technology is being amortized over the estimated remaining useful life of the three to four years.

Restructuring Plan

In connection with the Merger, the Company announced a restructuring plan (the "Plan") to streamline cost structures and consolidate operations, which related primarily to the former CTI Group (Holdings) Inc. operations in Valley Forge and the former Celltech operations in Houston. The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger transaction. The restructuring costs was assumed in the purchase business combination and included in the allocation of the acquisition cost. The restructuring liability which is comprised primarily of noncancellable lease obligations and severance costs amounted to $1,222,303 as of December 31, 2001. The reduction in the liability for restructuring costs primarily relates to severance payments of approximately 60 employees terminated in the Plan. The remaining liability for restructuring costs relates to close down costs associated primarily with non-cancelable lease obligations. The Company anticipates the restructuring plan to be substantially complete by June 2002. The Company is actively looking for replacement tenants for or to sublease the office space covered under noncancellable leases in Valley Forge and Houston.

The following table summarizes accrued restructuring costs at December 31, 2001:

                                                                                            Balance
                                                                                         December 31,
                                    Charge           Utilized         Adjustments            2001
                                 -------------     --------------    ---------------    ----------------
    Severance                        $649,056         $(361,229)          $(94,127)            $262,621
    Non-cancelable lease
      commitments                   1,090,353           (61,750)                 --            $959,682
                                 -------------     --------------    ---------------    ----------------
                                   $1,739,409         $(422,979)          $(94,127)          $1,222,303
                                 -------------     --------------    ---------------    ----------------


NOTE 16 - REDEEMABLE STOCK
The Company and its stockholders were party to a stockholders agreement. The agreement provided that upon the termination of a management stockholder (specified as two individuals) such stockholder will sell, and the Company will purchase, all outstanding shares held by the management stockholder. The purchase price per share shall be determined by mutual agreement between the Company and the management stockholder. If no agreement can be reached, the purchase price will be determined by independent appraisal. At December 31, 2000, there were 341,115 shares subject to repurchase. The Company's Board annually determines a share value for its options. This value for December 31, 2000 was $1.11 per share. Using these values, the value of the redeemable shares at December 31, 2000 was $379,622. On February 12, 2001 the redeemable shares were converted to Class A common stock.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


On May 7, 2001 the Company decided to hire Pricewaterhousecoopers LLP as its independent accountants to replace BKD (formerly Olive LLP). During the previous two years, BKD's reports on the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by the Company's Audit Committee. During the Company's two most recent fiscal years and any subsequent interim periods there were no disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Securities Exchange Act of 1934

The required information with respect to each director and executive officer is to be contained in the Company's definitive Proxy Statement in connection with its 2002 Annual Meeting ("2002 Annual Meeting") to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Registrant's fiscal year ended December 31, 2001, which information is hereby incorporated by reference in this Form 10-KSB Annual Report.

Item 10. Executive Compensation

The required information with respect to each director and executive officer is to be contained in the Company's definitive Proxy Statement in connection with its 2002 Annual Meeting to be filed with the Commission within 120 days of the Registrant's fiscal year ended December 31, 2001, which information is hereby incorporated by reference in this Form 10-KSB Annual Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The required information with respect to each director and executive officer is to be contained in the Company's definitive Proxy Statement in connection with its 2002 Annual Meeting to be filed with the Commission within 120 days of the Registrant's fiscal year ended December 31, 2001, which information is hereby incorporated by reference in this Form 10-KSB Annual Report.

Item 12. Certain Relationships and Related Transactions

The required information is to be contained in the Company's definitive Proxy Statement in connection with its 2002 Annual Meeting to be filed with the Commission within 120 days of the Registrant's fiscal year ended December 31, 2001, which information is hereby incorporated by reference in this Form 10-KSB Annual Report.

Item 13. Exhibits and Reports on Form 8-K

     (a) (1) and (2) The consolidated financial statements filed as part of this annual report on Form 10-KSB are included in Part II, Item 7.




         Index to Financial Statements                                  Page
         -----------------------------                                  ----

Report of Independent Accountants                                      F - 2

Consolidated Balance Sheets at December 31, 2001 and 2000              F - 4

Consolidated Statements of Operations for the
  years ended December 31, 2001 and 2000                               F - 5

Consolidated Statements of Cash Flows for the years
  ended December 31, 2001 and 2000                                     F - 6

Consolidated Statements of Stockholders' Equity and
  Comprehensive income (loss) for the years ended
  December 31, 2001 and 2000                                           F - 7

Notes to Consolidated Financial Statements                             F - 9

     (b) Reports on Form 8-K.

     The Company filed no Form 8-Ks with the Securities and Exchange Commission in the fourth quarter of 2002


     (c) Exhibits

     2.1 Agreement and Plan of Merger dated as of February 3, 2000, including amendments thereto, by and between CTI Group (Holdings) Inc. and Centillion Data Systems, Inc., incorporated by reference to Annex A to Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2001.

     2.2 Agreement and Plan of Merger dated as of April 5, 2000, including amendments thereto, by and between CTI Group (Holdings) Inc., CTI Billing Solutions, Inc., David A. Warren, Frank S. Scarpa, Valerie E. Hart and Richard
J. Donnelly incorporated by reference to Annex H to Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2001.

     2.3 Agreement amending Merger Agreement dated May 15, 2001 among CTI Group (Holdings) Inc., CTI Billing Solutions, Inc. and David A. Warren incorporated by reference to Exhibit 10.20 to Quarterly Report on Form 10QSB for the Quarter ended June 30, 2001.

     3.1 The Company's Certificate of Incorporation incorporated by reference from the Proxy Statement filed with the Securities and Exchange Commission for Special Meeting of Stockholders held on February 19, 1988.

     3.2 Amendment to the Company's Certificate of Incorporation for the increase in the authorized capital of the Company to 10,000,000 shares, $.01 par value incorporated by reference from the Form 10-Q, for the period ended December 31, 1990, filed with the Securities and Exchange Commission on February 15, 1991.

     3.3 Amendment to Article Four to the Company's Certificate of Incorporation incorporated by reference to Exhibit 3.1(i) to Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

     3.4 The Company's Amended Bylaws incorporated by reference to Exhibit 3.1
(ii) to Form 8-K filed with the Securities and Exchange Commission on May 8,
2001.

     10.1 The Company's Stock Option and Restricted Stock Plan, as amended, incorporated by reference to Annex I to Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2001.

     10.2 Form of Shareholder LLC Promissory Note, incorporated by reference to Annex D to Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2001.

     10.3 Form of Patent LLC Promissory Note, incorporated by reference to Annex E to Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2001.

     10.4 Employment Agreement, dated February 12, 2001 between Anthony P. Johns and CTI Group (Holdings) Inc. filed herewith.

     10.4.1 Letter dated September 6, 2001 from CTI Group (Holdings), Inc. to Anthony P. Johns.

     10.5 Chief Executive Employment Agreement dated as of January 28, 2002 between Bradley C. Houlberg and CTI Group (Holdings), Inc.

     10.6 Employment Agreement dated as of May 30, 2000 between Manfred Hanuschek and CTI Group (Holdings), Inc.

     10.6.1 Amendment No. 1 to Employment Agreement between Manfred Hanuschek and CTI Group (Holdings), Inc. dated as of January 18, 2002.

     10.7 Employment Agreement between William M. Miller and CTI Data Solutions
(USA) Inc. dated February 12, 2001.

     10.8 Employment Agreement between Adrian Burt and CTI Data Solutions Limited dated as of February 1, 2002.

     10.9 Copy of Lease Agreement, dated July 10, 1998, by and between WHVPW Real Estate Ltd. Partnership and CTI Group (Holdings) Inc. for offices at 2550 Eisenhower Avenue, Norristown, Pennsylvania, incorporated by reference from Exhibit #10.18 to Form 10-KSB filed with the Securities and Exchange Commission on December 16, 1998.

     10.10 Copy of Lease Agreement dated January 23, 2001, by and between Lockerbie Vermont LLC and Centillion Data Systems Inc. offices at for 333 N. Alabama St. Suite 240, Indianapolis, IN 46204

     16.1 Letter of Olive LLP incorporated by reference to Exhibit 16 to form 8-K filed with the Securities and Exchange Commission on May 8, 2001

     21.1 List of Subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2001

     23.1 Consent of Pricewaterhousecoopers LLP

     23.2 Consent of BKD LLP

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CTI Group (Holdings) Inc.


                                        /s/ Bradley Houlberg
                                        -----------------------------------
Date: April 1, 2002                     Bradley Houlberg
                                        President & Chief Executive Officer

                            CTI GROUP (HOLDINGS) INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the undersigned, and in the capacities and on the dates indicated.



/s/ April 1, 2002                          /s/ Harold Garrison
-----------------                          -------------------------------------
      Date                                 Harold Garrison,
                                           Chairman, Board of Directors

/s/ April 1, 2002                          /s/ Michael Leeds
-----------------                          -------------------------------------
      Date                                 Michael Leeds
                                           Vice Chairman, Board of Directors

/s/ April 1, 2002                          /s/ Rupert D. Armitage
-----------------                          -------------------------------------
      Date                                 Rupert D. Armitage
                                           Member, Board of Directors

/s/ April 1, 2002                          /s/ John Birbeck
-----------------                          -------------------------------------
      Date                                 John Birbeck
                                           Member, Board of Directors

/s/ April 1, 2002                          /s/ Steve Bartkiw
-----------------                          -------------------------------------
       Date                                Steve Bartikiw
                                           Member, Board of Directors

/s/ April 1, 2002                          /s/ Thomas Grein
-----------------                          -------------------------------------
       Date                                Thomas Grein
                                           Member, Board of Directors

/s/ April 1, 2002                          /s/ Anthony Johns
-----------------                          -------------------------------------
       Date                                Anthony Johns
                                           Member, Board of Directors

/s/ April 1, 2002                          /s/ Bradley Houlberg
-----------------                          -------------------------------------
       Date                                Bradley Houlberg
                                           Chief Executive Officer
                                           (Principal Executive Officer)

/s/ April 1, 2002                          /s/ Manfred Hanuschek
-----------------                          -------------------------------------
       Date                                Manfred Hanuschek
                                           Chief Financial Officer
                                           (Principal Financial Officer)