Form 10KSB/A
period 2001-12-31
CTI GROUP HOLDINGS INC
filed 2002-04-30
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A
                                   (Mark One)

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

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                            CTI GROUP (HOLDINGS) INC.

                              INDEX TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001


ITEM                                                                               PAGE
 NO.                                                                                NO.
----                                                                               ----
                                     PART I
 1.  Business                                                                         4
 2.  Properties                                                                      12
 3.  Legal Proceedings                                                               13
 4.  Submission of Matters to a Vote of Security Holders                             13


                                     PART II

 5.  Market for Registrant's Common Equity and Related Stockholders Matters          14

 6.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                       15
 7.  Financial Statements                                                            F-1
 8.  Changes in and Disagreements with Accountants and Financial Disclosure          25


                                    PART III

 9. Directors and Executive Officers of the Registrant                               26

10. Executive Compensation                                                           28
11. Security Ownership of Certain Beneficial Owners and Management                   36
12. Certain Relationships and Related Transactions                                   38


                                     PART IV

13. Exhibits and Reports on Form 8-K                                                 40


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




/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Philadelphia, PA
March 19, 2002

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



/s/ BKD, LLP
-----------------
BKD, LLP
February 9, 2001

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

Generally, the options have various vesting periods, which include immediate and term vesting periods. At December 31, 2001, the Company had authorized 2,600,000 shares for grant under the Plan of which 2,070,000 were available for grant as of December 31, 2001. Prior to the Merger the former CTI also granted nonqualified stock options to purchase shares of restricted common stock of the Company that is not covered by a registration statement (the "Outside Plan Stock Options"). Terms of such options were determined by the Board of Directors. Options typically terminate 90 days after termination of employment.

Immediately preceding the Merger, former Centillion option holders exercised in 2001 their options to purchase 571,122 shares of the Company's Class A common stock. In connection with the Merger, 360,000 of previously granted options were obtained and deemed outstanding. The options were accounted for in the consideration of the purchase business combination and included in the allocation of the consideration. In February 2001, the Company authorized an additional 2.0 million shares to be available for grant under the Company's stock option plan. Of the 360,000 options obtained 110,000 options were originally granted under the Plan and 250,000 options were Outside Plan Stock Options. Of the 360,000 options obtained 55,000 of such option were exercised, of which 30,000 were originally granted under the plan and 25,000 options were Outside Plan Stock Options. During 2001, 15,000 Outside Plan Stock Options were cancelled.


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


The Company authorized in February 2001 an additional 2,000,000 options to be granted under the Plan. The Company has 2,070,000 shares available for grant under the Plan as of December 31, 2001.


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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Securities Exchange Act of 1934

Directors

         The following table sets forth information regarding the business experience of our current members of the board of directors during the past five years.

           Name and Age (1)                             Business Experience During Past Five Years
           ----------------                             ------------------------------------------
Harold D. Garrison (53)                 Mr. Garrison became our director and chairman on February 12, 2001 in connection
Chairman of the Board of Directors      with the Centillion Merger.  Mr. Garrison served as chairman of Centillion from
                                        1988 until the Centillion Merger in 2001. He has also been serving as the chairman and chief executive officer of Mansur Group since 1982 and served as chairman of XILA Communications, Inc. from 1983 to 1999. Mr. Garrison currently serves as a chairman of XILA Communications, LLC and e.Nova, LLC.


Michael H. Leeds (55)
Director and Vice Chairman              Mr. Leeds became our director and vice-chairman on February 12, 2001 in connection with the Centillion Merger. Mr. Leeds served as a member of the executive committee of the board of directors of Centillion from 1987 until the
                                        Centillion Merger in 2001. He is the managing partner of the Boca Raton, Florida office of the law firm of Blank Rome Comisky & McCauley LLP, which is our legal advisor.

Rupert D. Armitage (54)                 Mr. Armitage, a citizen of the United Kingdom, has been our director since
Director                                November, 1995.  He is a founding member, chairman and managing director of three software-related companies in the United Kingdom: Ambit Research
                                        Ltd. formed in 1987, Information from Data Ltd. formed in 1993, and
                                        Personal and Corporate Training Systems Ltd. formed in 1995.

Steve Bartkiw (39)                      Mr. Bartkiw, a citizen of Canada, has served as our director since
Director                                September 2001.  Mr. Bartkiw has served as President of JAB Interactive,
                                        L.L.C. since 2000.  Prior to JAB Interactive, Mr. Bartkiw was founder and chief executive officer of AOL Canada, Inc. from 1995 to 2000.  Prior to joining AOL, Mr. Bartkiw was director of Online Services at Rogers Cable.
                                        Previously, Mr. Bartkiw held several positions with Southam in Electronic
                                        Information Marketing and the new Media Division.  Mr. Bartkiw has held memberships in the ABC Canada Literacy Foundation, Information Technology
                                        Association of Canada, Senior People Resources in North Toronto, the
                                        Information Industry Association and the Association for Interactive Media
                                        (Washington, D.C.)

John Birbeck (47)                       Mr. Birbeck, a citizen of the United Kingdom, has served as our director
Director                                since June 2001.  In 1997, Mr. Birbeck founded Network Achemy Ltd. From
                                        1997 until 2001, Mr. Birbeck served as a director of Network Achemy Ltd.
                                        From 2000 until 2001, Mr. Birbeck served as a director of Avaya
                                        Communications.  Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom.

Thomas W. Grein (50)                    Mr. Grein became our director on February 12, 2001 in connection with the
Director                                Centillion Merger.  Mr. Grein served as a director of Centillion from
                                        October, 1999 until the Centillion Merger in 2001. Mr. Grein is currently vice president and treasurer of Eli Lilly and Company. He served as executive director of investor relations and assistant treasurer from 1994 to 1998 and executive director of finance from 1998 to 2000 in Eli Lilly and Company. Mr.
                                        Grein is also a member of the board of directors of the Walther Cancer
                                        Foundation.


                                       26


           Name and Age (1)                             Business Experience During Past Five Years
           ----------------                             ------------------------------------------

Anthony P. Johns (53)                   Mr. Johns, a citizen of the United Kingdom, served as our chairman of the
Director                                board from October, 1996 until February 12, 2001.  Mr. Johns served as president and chief executive officer from October, 1996 until November
                                        2001, and as our president and chief executive officer from March, 1990 until November, 2001.  Mr. Johns has served as our director since 1990.
                                        He was chairman of the board of directors of Britannic Group Holdings
                                        Ltd., Britannic Telecom Company Ltd. and Britannic Telecare Ltd. from
                                        December, 1989 to May, 1995.

-----------------
(1)   As of April 5, 2002.

Executive Officers

         The following table sets forth information regarding the business experience of our executive officers during the past five years:

                                                                              Business Experience During
               Name and Position                  Age (1)                           Past Five Years
               -----------------                  -------                           ---------------

Bradley Houlberg                                     42      Mr. Houlberg was Executive Vice President for Alltel
President and Chief Executive Officer                        Information Services from 1997 to 2001. Mr. Houlberg was
                                                             with Convergys from 1989 to 1997 with his last position as
                                                             Managing Director.  In January 2002, Mr. Houlberg became our
                                                             President and Chief Executive Officer.
Manfred Hanuschek                                    41      Mr. Hanuschek was Chief Financial Officer with ICC
Secretary and Chief Financial Officer                        Technologies, Inc. from 1994 to 1998. From April 1999 to
                                                             July 1999, Mr Hanuschek was employed by us. Mr. Hanuschek was
                                                             Senior Vice President and Chief Financial Officer of IGI,
                                                             Inc. from  July 1999 to June 2000. In June 2000, Mr. Hanuschek became our Chief Financial Officer.  In February 2002, Mr.
                                                             Hanuschek was appointed our Secretary.
William Miller                                       44      Mr. Miller is the Chief Operating Officer of CTI Billing
Chief Operating Officer                                      Solutions, Inc., our subsidiary.  Since 1996, Mr. Miller had been Sr. Vice President and General Manager of the
                                                             Communications Division of Centillion Data Systems, Inc.,
                                                             which merged with us on February 12, 2001.
Adrian Burt                                          32      Mr. Burt has been the Managing Director of CTI Data
UK Managing Director                                         Solutions, Ltd., our subsidiary since 1998.  From 1995 until
                                                             1998, Mr. Burt was the Marketing Manager for Vocalis Group
                                                             Plc, where he directed the marketing function.

---------------
(1)   As of April 5, 2002.


Section 16(A) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our Class A Common Stock (collectively, "Insiders") to file reports of ownership and changes in their ownership of our Class A Common Stock with the Securities and Exchange Commission. The regulations of the Securities and Exchange Commission require Insiders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that the Insiders complied with all applicable Section 16(a) filing requirements for fiscal 2001.

                  Item 10. Executive Compensation

         The following table sets forth information regarding compensation paid to or accrued for our chief executive officer and other executive officers whose total annual salary and bonus for the fiscal year ended December 31, 2001 exceeded $100,000.

                           Summary Compensation Table

                                                                             Long-Term
                                                   Annual Compensation     Compensation
                                                   -------------------     ------------
                                                                            Securities
              Name and                                                      Underlying        All Other
         Principal Position             Year      Salary       Bonus         Options         Compensation
         ------------------             ----      ------       -----         -------         ------------

Anthony P. Johns, former President
and Chief Executive Officer (1)         2001     $233,125    $ 23,644            --         $ 609,502 (2)(6)
                                        2000     $175,000          --            --         $  32,434 (2)
                                        1999     $175,000          --       300,000 (7)     $  32,762 (2)
Manfred Hanuschek,
Secretary and Chief Financial
Officer (3)                             2001     $175,000    $ 68,750(8)         --         $  10,000 (4)
                                        2000     $ 94,972          --            --         $   3,500 (4)
                                        1999     $ 25,958          --            --         $   2,000 (4)
William Miller
Chief Operating Officer (5)             2001     $175,000    $128,750(8)         --         $   9,273 (4)
                                        2000     $139,809    $ 36,741            --         $   7,983 (4)
                                        1999     $121,940    $ 25,900            --         $   9,021 (4)
Adrian Burt,
UK Managing Director                    2001     $135,334    $ 32,850(8)         --         $  17,495 (4)
                                        2000     $ 79,750          --            --         $  10,730 (4)
                                        1999     $ 74,917          --            --         $  10,313 (4)


(1) Mr. Johns resigned as our President and Chief Executive Officer in September, 2001. Mr. Johns continued to serve as our President and Chief Executive Officer until November 16, 2001 and as our employee until the appointment of Bradley Houlberg as our President and Chief Executive Officer as of January 28, 2002.

(2) Includes in 2001, $47,137 reimbursement of moving costs, $11,100 annual automobile allowance, $979 of employer matching contribution under the applicable defined contribution pension plan, $16,250 of living expense payments, $23,155 in deferred compensation arrangement. Includes in 2000 and 1999 an $11,100 annual automobile allowance, $15,600 of living expense payments and insurance premiums paid by us.

(3) Mr. Hanuschek was employed as our Secretary and Chief Financial Officer as of June 12, 2000.

(4) Includes annual automobile allowance and employer matching contribution under the applicable defined contribution pension plan. In fiscal year 2001, we paid the following amounts as automobile allowance and employer matching contribution to Messrs. Hanuschek, Miller, and Burt: Mr. Hanuschek - $6,000 and $4,000, respectively; Mr. Miller -- $5,500 and $3,773, respectively, and Mr. Burt -- $12,083 and $5,413, respectively.

(5) Mr. Miller's compensation includes amounts earned as an employee of Centillion.

(6) We entered into a letter agreement with Mr. Johns in September 2001, pursuant to which he was entitled to a $500,000 severance payment, and $8,502 of relocation expenses and reimbursement of expenses for the early termination of the lease, which we paid to him in 2002.

(7) In December 1999, Mr. Johns was granted options to purchase 300,000 shares of our common stock at the exercise price of $1.09 per share which represented the fair market value of our common stock on the date of grant. In October 2000, options to purchase 200,000 shares of our common stock were cancelled. Mr. Johns owns the remaining options to purchase 100,000 shares of our common stock.

(8) Includes year 2001 performance bonus paid in April 2002 of $68,750 to Mr. Hanuschek and Mr. Miller and $32,850 paid to Mr. Burt.

         No options were granted and no stock awards were made to executive officers named in the Summary Compensation Table during fiscal year 2001.

         The following table sets forth certain information regarding stock options exercised during fiscal year 2001 by each of the executive officers named in the Summary Compensation Table:

                Aggregated Option Exercises in Fiscal Year 2001
                        and Fiscal Year-End Option Values

                                                                    Number of Securities      Value of Unexercised
                                                                   Underlying Unexercised    in-the-Money Options at
                                          Shares                      Options at FY-End              FY-End
                                         Acquired       Value           Exercisable/              Exercisable/
                Name                   on Exercise     Realized         Unexercisable             Unexercisable
                ----                   -----------     --------         -------------             -------------
Anthony P. Johns, former President
and Chief Executive Officer (1)               --             --           100,000/0                   $0/$0
Manfred Hanuschek,                            --             --              0/0                      $0/$0
Secretary and Chief Financial
Officer
William Miller                            30,800       $ 40,978              0/0                      $0/$0
Chief Operating Officer
Adrian Burt,                                                              50,000/0                  $5,000/$0
UK Managing Director                          --             --


(1) Mr. Johns resigned as our President and Chief Executive Officer in September, 2001. Mr. Johns continued to serve as our President and Chief Executive Officer until November 16, 2001 and as our employee until the appointment of Bradley Houlberg as our President and Chief Executive Officer as of January 28, 2002.

(2) Calculation based upon the closing market price of $0.44 on December 31, 2001.

Employment Agreements

         Anthony Johns

         On February 12, 2001, Mr. Johns and we entered into an employment agreement, pursuant to which Mr. Johns agreed to serve as our President and Chief Executive Officer for a period of three years following the completion of the Centillion Merger at an annual base salary of $250,000. Under the agreement, Mr. Johns could also receive an annual cash bonus in the sole discretion of our board of directors, based on performance, profitability, or other factors. Under the agreement, Mr. Johns was entitled to reimbursement of specified expenses related, among other matters, to accommodations and transportation, as well as participation in any savings, 401(k), pension, group medical and other similar plans which we may adopt.

         The agreement prohibits Mr. Johns from divulging confidential information regarding our business without the prior written consent of our board. Under the agreement, Mr. Johns cannot during the term of the agreement and for a period of two years after the termination of the agreement, engage in any business or perform any actions in competition with our company, except with our prior written consent.

         On September 6, 2001, we entered into a letter agreement with Mr. Johns acknowledging his resignation as our President and Chief Executive Officer. Mr. Johns agreed to assist us in the recruitment of a suitable replacement and orderly transition of his responsibilities until January 31, 2002. According to the letter agreement, Mr. Johns was entitled to all compensation under the terms of his employment agreement up to January 31, 2002, which was paid to him.

         The letter agreement provided for the severance payment of $500,000 to Mr. Johns, reimbursement of his expenses incurred in connection with the early termination of Mr. Johns' lease in Indianapolis, and reimbursement of up to $5,000 of his relocation expenses.

         Bradley Houlberg

         We entered into an employment agreement with Bradley Houlberg as of January 28, 2002. Pursuant to the agreement, Mr. Houlberg agreed to serve as our President and Chief Executive Officer for an initial period of three years, unless sooner terminated in accordance with the agreement, at the end of which the agreement will automatically renew for successive periods of one year. Mr. Houlberg's annual salary should be not less than $275,000. Our board of directors will review Mr. Houlberg's salary at least annually to determine if an increase is appropriate, which increase will be in the sole discretion of the board. For each calendar year of Mr. Houlberg's employment during which he meets the targets pursuant to our annual incentive plan, we will pay Mr. Houlberg a bonus of between 22.5% ("Threshold Bonus") and 90% of his salary. Such bonus will be in lieu of any cash bonuses provided by us to our employees and senior executives. A bonus of 45% of Mr. Houlberg's salary constitutes a "Target Bonus." Under the agreement, Mr. Houlberg is entitled to (i) reimbursement of specified expenses related, among other matters, to the move of his family to Indianapolis, Indiana and transportation as well as (ii) all normal and usual benefits provided by us to our senior executives.

         We are obligated to grant to Mr. Houlberg no later than the earlier of
(i) 30 days after the commencement of his employment or (ii) on the adoption by the board of the incentive plan, a stock option to purchase shares of our Class A Common Stock equal to 2% of our outstanding common stock on a fully-diluted basis on the date of grant (the "Original Grant Date") pursuant to our Stock Option and Restricted Stock Plan (the "Plan"). At the end of each year commencing after December 31, 2002 and ending on December 31, 2004 that Mr. Houlberg continues to be employed as our Chief Executive Officer and President, we will grant to Mr. Houlberg an additional stock option to purchase shares of our Class A Common Stock equal to 1% of our outstanding common stock on a fully diluted basis on the Original Grant Date pursuant to the Plan. Each option will expire on the tenth anniversary of its date of grant and will vest annually over 4 years (1/4 per year on yearly anniversaries) from its date of grant. The exercise price per share for each option will be the fair market value of our common stock on the date of grant. Each Option will otherwise be subject to all of the terms and conditions set forth in the Plan.

         The agreement prohibits Mr. Houlberg from divulging confidential information regarding our business, except as his duties may require or as authorized by our board or executive committee. Under the agreement, Mr. Houlberg cannot, during the term of the agreement and for a period of one year after the termination of the agreement, engage in any business or perform any actions in competition with our company worldwide.

         If Mr. Houlberg's employment terminates for any reason, we will pay him as severance pay all accrued and unpaid salary and benefits through the date of termination of his employment ("Termination Date") and unpaid business expenses. If Mr. Houlberg's employment terminates upon his death or disability or upon a change of control, we will pay Mr. Houlberg as additional severance pay (i) an amount equal to his annual salary payable over twelve months plus (ii) a Target Bonus payable pursuant to the incentive plan for such year, and we will pay for the cost to continue Mr. Houlberg's participation in our health and hospitalization plans for twelve months after the Termination Date.

         If Mr. Houlberg's employment terminates pursuant to the majority vote of our board or executive committee or pursuant to Mr. Houlberg's decision to terminate the agreement due to a decrease in his salary, a material decrease in his benefits or a material change in his responsibilities that causes Mr. Houlberg to be of reduced stature, we will pay Mr. Houlberg as additional severance pay (i) an amount equal to his annual salary payable over twelve months plus (ii) a Threshold Bonus payable pursuant to the incentive plan for such year, and we will pay for the cost to continue Mr. Houlberg's participation in our health and hospitalization plans for twelve months after the Termination Date.

         If Mr. Houlberg's employment terminates because Mr. Houlberg's performance of his duties is unsatisfactory or we become aware that Mr. Houlberg was subject to certain disqualifications prior to the effective date of the agreement, we will pay Mr. Houlberg as additional severance pay an amount equal to his annual salary over twelve months.

         We can also terminate Mr. Houlberg's employment for cause. Pursuant to the agreement, the term "cause" means Mr. Houlberg's material failure to observe any of the terms or provisions of the agreement or a breach of his representations in the agreement; dishonesty; fraudulent misrepresentation; an act of moral turpitude; continued neglect, willful misconduct or gross negligence in connection with the performance of his duties; Mr. Houlberg's willful failure to follow the reasonable directions of our board or executive committee, which failure, if curable, is not cured within 30 days after notice to Mr. Houlberg, or which failure, if cured, recurs; Mr. Houlberg's conduct that may adversely affect our business, goodwill or good name; conviction of a crime; misappropriation of funds; or deliberate and premeditated acts against our interests.

         If Mr. Houlberg's employment terminates (i) upon the majority vote of our board or executive committee, (ii) upon Mr. Houlberg's death or disability,
(iii) upon a change of control, (iv) upon a decrease in Mr. Houlberg's salary, a material decrease in his benefits or a material change in his responsibilities that causes Mr. Houlberg to be of reduced stature, or (v) pursuant to notice of termination given by either party under the agreement, Mr. Houlberg will have 90 days following the Termination Date to exercise all vested options.

         If Mr. Houlberg's employment terminates (i) pursuant to Mr. Houlberg's voluntary resignation, (ii) for cause, (iii) due to Mr. Houlberg's disqualifications that occurred prior to the effective date of the agreement, or
(iv) because Mr. Houlberg's performance of his duties is unsatisfactory, all his vested options terminate on the Termination Date.

         If Mr. Houlberg's employment terminates upon a change of control, all his unvested options will immediately vest on the Termination Date. If Mr. Houlberg's employment terminates for any reason other than upon the change of control, all his unvested options will terminate on the Termination Date.

         Manfred Hanuschek

         We entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. The following is the description of the terms and conditions of the amended agreement. Pursuant to the agreement, Mr. Hanuschek agreed to serve as our Chief Financial Officer for an initial period of three years, commencing on January 18, 2002, unless sooner terminated in accordance with the agreement, at the end of which the agreement will automatically renew for successive periods of one year. Mr. Hanuschek's annual base salary should be not less than $175,000. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by our president or board, in his or its sole discretion. Under the agreement, Mr. Hanuschek is entitled to reimbursement of specified expenses and to participation in any savings, 401(k), pension, group medical and other similar plans which we may adopt.

         If the agreement terminates upon a six months notice of termination sent by either party to the agreement prior to the end of the initial three year term or successive one year terms, Mr. Hanuschek will be entitled to a severance payment equal to half of his then current annual salary, continued group medical and dental benefits, and automobile allowance for a six month period after the termination date.

         Mr. Hanuschek can terminate the agreement in the event of a change of control or change of management and is entitled to (i) a severance payment equal to his then current annual salary, payable over a twelve month period after the termination date and (ii) continued group medical and dental benefits over the twelve month period.

         We can terminate Mr. Hanuschek's employment for cause at any time. Pursuant to the agreement, the term "cause" means that Mr. Hanuschek (i) materially fails to perform his duties under the agreement (other than the failure due to Mr. Hanuschek's physical or mental illness), (ii) commits an act of dishonesty or breach of trust, or acts in a manner which is inimical or injurious to our business or interests, (iii) violates or breaches any of the provisions of the agreement and fails to cure such breach within 30 days after the receipt of written notice identifying the breach, (iv) intentionally acts or fails to act, which results directly in gain to or personal enrichment of Mr. Hanuschek and injury to us, or (v) is indicted for or convicted of a felony or any crime involving larceny, embezzlement or moral turpitude.

         The agreement prohibits Mr. Hanuschek from divulging confidential information regarding our business except with our prior written consent or except in the proper course of his employment. During Mr. Hanuschek's employment and for a period of six months after the termination of the agreement and, so long as the required severance payment continues to be made, Mr. Hanuschek cannot, except with our prior written consent, engage in any business or perform any actions in competition with our company.

         William Miller

         CTI Data Solutions (USA) Inc., our subsidiary ("CTI"), entered into an employment agreement with William Miller as of February 12, 2001. Pursuant to the agreement, Mr. Miller agreed to serve as Chief Operating Officer for an initial period of three years, unless sooner terminated in accordance with the agreement, at the end of which the agreement will automatically renew for successive periods of one year. Mr. Miller's annual base salary should be not less than $175,000. In addition to his salary, Mr. Miller may also receive cash bonuses in the sole discretion of CTI's president or board. Under the agreement, Mr. Miller is entitled to reimbursement of specified expenses and to participation in any savings, 401(k), pension, group medical and other similar plans, which CTI may adopt.

         If the agreement terminates upon a six months notice of termination sent by either party to the agreement prior to the end of the initial three year term or successive one year terms, Mr. Miller will be entitled to a severance payment equal to half of his then current annual salary payable over a six month period after the termination date. Mr. Miller can terminate the agreement in the event of our change of control and is entitled to a severance payment equal to his then current annual salary, payable over a twelve month period after the termination date.

         CTI can terminate Mr. Miller's employment for cause at any time. Pursuant to the agreement, the term "cause" means that Mr. Miller (i) fails to diligently perform his duties under the agreement (other than the failure due to Mr. Miller's physical or mental illness), (ii) commits an act of dishonesty or breach of trust, or acts in a manner which is inimical or injurious to our business or interests, (iii) violates or breaches any of the provisions of the agreement and fails to cure such breach within 30 days after the receipt of written notice identifying the breach, (iv) intentionally acts or fails to act, which results directly in gain to or personal enrichment of Mr. Miller and injury to CTI, or (v) is indicted for or convicted of a felony or any crime involving larceny, embezzlement or moral turpitude.

         The agreement prohibits Mr. Miller from divulging confidential information regarding CTI's business, except with CTI's prior written consent or except in the proper course of his employment. During Mr. Miller's employment and for a period of six months after the termination of the agreement, Mr. Miller cannot, except with CTI's prior written consent, engage in any business in competition with CTI and, for a period of one year after the termination of his employment, Mr. Miller cannot solicit any person in competition with CTI's business.

         Adrian Burt

         CTI Data Solutions Limited, our United Kingdom subsidiary ("CTI Ltd."), entered into an executive service agreement with Adrian Burt as of February 1, 2001, pursuant to which Mr. Burt agreed to serve as managing director. Mr. Burt's employment commenced in February 1998. Previous service with Databit Limited/Siemens plc from August 1, 1997 counts as part of Mr. Burt's continuous service with CTI Ltd.

         CTI Ltd. will pay Mr. Burt an annual salary of 90,000 pounds. The salary will be reviewed annually in the light of CTI Ltd.'s performance and Mr. Burt's contribution to it. CTI Ltd. will pay Mr. Burt guaranteed commission of 10,000 pounds per annum. Mr. Burt will be eligible to participate in such management bonus programs of the holding company as may be agreed with CTI Ltd. from time to time. Mr. Burt will also be entitled to reimbursement of specified expenses and to membership of such private medical care or pension scheme as CTI Ltd. may from time to time provide.

         Mr. Burt's employment will continue until terminated in accordance with the agreement. If the employment is terminated pursuant to a notice of termination delivered by either party, CTI Ltd. will pay Mr. Burt an amount equivalent to an additional six months' salary and six months' guaranteed commission. Mr. Burt's employment will in any event terminate without further notice on his 65th birthday.

         CTI Ltd. can terminate Mr. Burt's employment, without any further payment or compensation, if Mr. Burt: (i) commits an act of gross misconduct, including without limitation dishonesty, (ii) commits any material breach of any term of the agreement, which is either not capable of remedy or is not remedied within 30 days after notice specifying the breach, (iii) is adjudged bankrupt or makes any arrangement or composition with his creditors generally, (iv) is convicted of any criminal offence; (v) becomes of unsound mind or otherwise unable to perform his duties due to problems of mental health; (vi) is disqualified from acting as a director in any company or otherwise than with the consent of CTI Ltd., resigns as a director of CTI Ltd. and/or any group company,
(vii) is, in the reasonable opinion of the board, incapable of properly performing his duties under the agreement, or (viii) without reasonable cause, willfully neglects or refuses to discharge his duties.

         Under the agreement, Mr. Burt is prohibited from disclosing the confidential information of CTI Ltd. during the term of the agreement and after the termination of the agreement. Mr. Burt cannot, during the term of the agreement and for a period of six months after the termination of the agreement, engage in a business or perform any actions in competition with CTI Ltd.

Compensation of Directors

         After the Centillion Merger and the Celltech merger, the compensation paid to non-employee members of the board of directors is as follows:

         (i) $5,000 plus reasonable expenses for attendance at annual meetings;

         (ii) $3,000 plus reasonable expenses for attendance at quarterly meetings;

         (iii) $1,500 plus reasonable expenses for attendance at special meetings; and

         (iv) $2,500 plus reasonable expenses for attendance at executive committee meetings.

         No attendance fee was paid for audit committee meetings.

         In addition, the chairman of the board receives $5,000 per month plus reasonable expenses and the vice-chairman receives $4,000 per month plus reasonable expenses.

         During the fiscal year ended December 31, 2001, Messrs. Garrison, Leeds, Armitage, Bartkiw, Birbeck, Grein, and Osseiran earned non-employee director fees for their services on the board of directors of approximately $75,500, $65,000, $23,000, $11,000, $6,000, $0 and $10,500, respectively, plus expenses. [Were any fees paid to directors, besides Osseiran, who served on the board in 2001 and later resigned?]Mr. Johns received payroll compensation during 2001 and did not receive any non-employee director fees.

         After the Centillion Merger and the Celltech merger, non-employee members of the board of directors are entitled to receive the following options to purchase shares of our Class A Common Stock:

         (i) the chairman of the board receives options to purchase 20,000 shares of Class A Common Stock per year;

         (ii) the vice-chairman of the board receives options to purchase 15,000 shares of Class A Common Stock per year;

         (iii) each executive committee member receives options to purchase 10,000 shares of Class A Common Stock per year; and

         (iv) each board member receives options to purchase 10,000 shares of Class A Common Stock per year.

         If any individual serves in more than one of the above capacities he or she receives options for each position, and these options are cumulative.

         No options were granted to board members during 2001.

         In 2001, we paid $3,495 to Mr. Birbeck for the consulting services provided to CTI Data Solutions Ltd., our subsidiary. In 2001, we paid $5,000 to Mr. Grein for prior director services with Centillion. In 2001, we paid $6,508 to Mr. Bevington, our former director, for the director services to us prior to the Centillion Merger.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of April 15, 2002 with respect to the beneficial ownership of our Class A and Class B Common Stock by:
(i) each person who is known to us to be the beneficial owner of more than five percent of our outstanding Class A or Class B Common Stock, (ii) each of our directors, (iii) our chief executive officer and each other executive officers whose total annual salary and bonus for the fiscal year 2001 exceeded $100,000; and (iv) all of our directors and executive officers as a group. As of April 15, 2002, 26,669,456 shares of our Class A Common Stock and 2,833,334 shares of our Class B Common Stock were outstanding.

         The securities "beneficially owned" by an individual, as shown in the table below, are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, beneficially-owned securities may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or convertible debentures within 60 days after April 15, 2002. Shares subject to stock options, warrants or convertible debentures, which an individual has the right to acquire within 60 days after April 15, 2002, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. Beneficial ownership may be disclaimed as to some of the securities.

                                                                     Percent                           Percent
             Name and Address**                 Class A Shares       of Class     Class B Shares       of Class
             ------------------                 --------------       --------     --------------       --------

Harold D. Garrison, Chairman                     1,106,734 (1)(2)         4.1%        177,178 (3)         6.3%
Michael H. Leeds, Vice Chairman                         --                 --              --              --
Rupert D. Armitage, Director                       496,219 (4)            1.9%             --              --
Steve Bartkiw, Director                            110,000                  *              --              --
John Birbeck, Director                              30,000                  *              --              --
Thomas W. Grein, Director                               --                 --              --              --
Anthony P. Johns, Director                       1,820,956 (5)            6.8%             --              --
Bradley Houlberg, President and Chief                   --                 --              --              --
Executive Officer
Manfred Hanuschek, Secretary and Chief                  --                 --              --              --
Financial Officer
William Miller, Chief Operating Officer             36,800                  *           5,892               *
Adrian Burt, UK Managing Director                  100,466 (6)              *              --
All directors and executive officers as a        3,701,175               13.8%        183,170             6.5%
group
Salah N. Osseiran                               14,856,838 (1)(7)        55.7%      2,371,244 (8)        83.7%
333 North Alabama Street
Suite 240
Indianapolis, IN 46204

----------------------------

*    Less than 1%.

** The business address of our directors and executive officers is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana.

(1)  Assumes the release of all escrowed stock pursuant to the Centillion
     Merger.

(2) Includes 591,927 shares owned by Sunset LLC, of which Mr. Garrison is the Managing Member, and 192,782 shares owned by XCI Holdings, Inc., of which Mr. Garrison is Chairman and Chief Executive Officer.

(3) Includes 94,762 shares owned by Sunset LLC, of which Mr. Garrison is the Managing Member, and 30,862 shares owned by XCI Holdings, Inc., of which Mr. Garrison is Chairman and Chief Executive Officer.

(4) Includes options to purchase 30,000 shares of our Class A Common Stock and 85,000 shares owned by Mr. Armitage's spouse.

(5)  Includes options to purchase 100,000 shares of our Class A Common Stock.

(6)  Includes options to purchase 50,000 shares of our Class A Common Stock.

(7) Includes 13,204,366 shares owned by Hawazen, BVI, of which Mr. Osseiran is the sole stockholder, 1,607,472 shares owned by Fairford Holdings, Ltd., of which Mr. Osseiran is also the sole stockholder, and 45,000 shares owned by Salsel Corp. Ltd., of which Mr. Osseiran is the sole stockholder.

(8) Includes 2,113,902 shares owned by Hawazen, BVI, of which Mr. Osseiran is the sole stockholder, and 257,342 shares owned by Fairford Holdings, Ltd., of which Mr. Osseiran is also the sole stockholder.

Item 12. Certain Relationships and Related Transactions

         During the fiscal year ended March 31, 2000, Mr. Bevington, our former director, received 30,000 stock options pursuant to the Stock Option and Restricted Stock Plan upon his appointment to the board of directors, and Mr. Hunnewell, our former director, received 10,000 shares of our stock in recognition of advisory services that he provided to us in connection with the Centillion Merger.

         As part of the Centillion Merger, Anthony Johns, our director and former President and Chief Executive Officer, received options to purchase 300,000 shares at an exercise price of $1.09 each, 200,000 of which Mr. Johns subsequently agreed to cancel. The remaining options to purchase 100,000 shares vested and became exercisable in November 2000. These options were issued to compensate Mr. Johns for his forfeiture of funds under a profit-sharing agreement with us. In addition, prior to the Centillion Merger, a number of our former officers and directors also had options to purchase an aggregate of 200,000 shares of our common stock, which accelerated and vested as a result of the Centillion Merger.

         Mr. Johns was provided with reimbursement for housing in Indianapolis. We rented a house for Mr. Johns from an entity, which is affiliated with Mr. Garrison, our chairman, and such costs amounted to approximately $15,000 in 2001.

         We made certain severance payments to Mr. Johns, upon his resignation as our President and Chief Executive Officer. See "Executive Officers - Employment Agreements."

         As part of the Centillion Merger, we entered into certain transactions with entities affiliated with former Centillion stockholders who now serve as our directors. See "Change in Control."

         We are currently leasing 20,003 square feet of office space at 333 North Alabama Street, Indianapolis, Indiana. The landlord is an affiliate of Harold Garrison, our director, and Salah Osseiran, a beneficial owner of 55.7% of our Class A Common Stock and 83.7% of our Class B Common Stock. We incurred $362,594 and $445,324 in rent expense for the years ended December 31, 2001 and 2000. We also paid $237,155 in leasehold improvements to the same landlord in connection with the relocation to new office space in 2001. We believe the lease and leasehold improvements are representative of current market values.

         We incurred legal expenses of $3,089,026 and $780,958 during 2001 and 2000, respectively, to a law firm of which Mr. Leeds, our Vice Chairman, is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues.

         We incurred $191,000 in fees and $55,000 in expenses associated with our board of directors activities in 2001.

         We provided certain administrative services to our former subsidiaries during the fiscal years ended December 31, 2001 and 2000, which amounted to approximately $59,000 and $160,000, respectively. At December 31, 2001 and 2000, we had a receivable from these entities of approximately $21,000 and $527,000, respectively.

         At December 31, 2000, we had an outstanding note receivable from former CTI Group of $562,911. This note was secured by the accounts receivable of the former CTI Group payable upon the effective date of the Centillion Merger. On February 12, 2001, this obligation was repaid upon the signing of the Centillion Merger.

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

Consolidated Statements of Operations for the
  years ended December 31, 2001 and 2000                               F - 5

Consolidated Statements of Cash Flows for the years
  ended December 31, 2001 and 2000                                     F - 6

Consolidated Statements of Stockholders' Equity and
  Comprehensive income (loss) for the years ended
  December 31, 2001 and 2000                                           F - 7

Notes to Consolidated Financial Statements                             F - 9

     (b) Reports on Form 8-K.


     The Company filed no Form 8-Ks with the Securities and Exchange Commission in the fourth quarter of 2001.



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

     10.4 Employment Agreement, dated February 12, 2001 between Anthony P. Johns and CTI Group (Holdings) Inc.*

     10.4.1 Letter dated September 6, 2001 from CTI Group (Holdings), Inc. to Anthony P. Johns.*

     10.5 Chief Executive Employment Agreement dated as of January 28, 2002 between Bradley C. Houlberg and CTI Group (Holdings), Inc.*

     10.6 Employment Agreement dated as of May 30, 2000 between Manfred Hanuschek and CTI Group (Holdings), Inc.*

     10.6.1 Amendment No. 1 to Employment Agreement between Manfred Hanuschek and CTI Group (Holdings), Inc. dated as of January 18, 2002.*

     10.7 Employment Agreement between William M. Miller and CTI Data Solutions
(USA) Inc. dated February 12, 2001.*

     10.8 Employment Agreement between Adrian Burt and CTI Data Solutions Limited dated as of February 1, 2002.*

     10.9 Copy of Lease Agreement, dated July 10, 1998, by and between WHVPW Real Estate Ltd. Partnership and CTI Group (Holdings) Inc. for offices at 2550 Eisenhower Avenue, Norristown, Pennsylvania, incorporated by reference from Exhibit #10.18 to Form 10-KSB filed with the Securities and Exchange Commission on December 16, 1998.

     10.10 Copy of Lease Agreement dated January 23, 2001, by and between Lockerbie Vermont LLC and Centillion Data Systems Inc. offices at for 333 N. Alabama St. Suite 240, Indianapolis, IN 46204*

     16.1 Letter of Olive LLP incorporated by reference to Exhibit 16 to form 8-K filed with the Securities and Exchange Commission on May 8, 2001

     21.1 List of Subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2001*

     23.1 Consent of Pricewaterhousecoopers LLP

     23.2 Consent of BKD LLP

----------
* Previously filed

                            CTI GROUP (HOLDINGS) INC.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CTI Group (Holdings) Inc.



                                        /s/ Bradley Houlberg
                                        -----------------------------------
Date: April 30, 2002                     Bradley Houlberg
                                        President & Chief Executive Officer

                            CTI GROUP (HOLDINGS) INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the undersigned, and in the capacities and on the dates indicated.



    April 30, 2002                         /s/ Harold Garrison
------------------                         -------------------------------------
      Date                                 Harold Garrison,
                                           Chairman, Board of Directors

    April 30, 2002                         /s/ Michael Leeds
------------------                         -------------------------------------
      Date                                 Michael Leeds
                                           Vice Chairman, Board of Directors

    April 30, 2002                         /s/ Rupert D. Armitage
------------------                         -------------------------------------
      Date                                 Rupert D. Armitage
                                           Member, Board of Directors

    April 30, 2002                         /s/ John Birbeck
------------------                         -------------------------------------
      Date                                 John Birbeck
                                           Member, Board of Directors

    April 30, 2002                         /s/ Steve Bartkiw
------------------                         -------------------------------------
       Date                                Steve Bartikiw
                                           Member, Board of Directors

    April 30, 2002                         /s/ Thomas Grein
------------------                         -------------------------------------
       Date                                Thomas Grein
                                           Member, Board of Directors

    April 30, 2002
------------------                         -------------------------------------
       Date                                Anthony Johns
                                           Member, Board of Directors

    April 30, 2002                         /s/ Bradley Houlberg
------------------                         -------------------------------------
       Date                                Bradley Houlberg
                                           Chief Executive Officer
                                           (Principal Executive Officer)

    April 30, 2002                         /s/ Manfred Hanuschek
------------------                         -------------------------------------
       Date                                Manfred Hanuschek
                                           Chief Financial Officer
                                           (Principal Financial Officer)