Form 10QSB
period 2002-03-31
CTI GROUP HOLDINGS INC
filed 2002-05-15
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549
                                  FORM 10-QSB


/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002
OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____  .

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.

              (Exact name of Small Business Issuer in its charter)

                DELAWARE                                      51-0308583
                --------                                      ----------
      (State or other jurisdiction of                        (IRS Employer
       incorporation of organization)                    Identification Number)

           333 North Alabama Street, Suite 240, Indianapolis, IN      46204
        --------------------------------------------------------   -----------
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


The number of shares of common stock par value $.01, outstanding as of May 7, 2002 was 26,669,456.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                                  March 31,      December 31,
                                                                                                     2002            2001
                                                                                               ------------     ------------
ASSETS

Cash and cash equivalents .................................................................    $  9,121,657     $ 11,362,294
Trade accounts receivable, less allowance for doubtful accounts of $107,717 and
         $110,446, respectively ...........................................................       2,205,884        1,451,651
Prepaid expenses ..........................................................................         333,059          312,966
Income taxes refundable ...................................................................         325,203          287,840
Deferred income tax benefit ...............................................................         599,466          772,470
Other current assets ......................................................................           8,860            8,251
                                                                                               ------------     ------------
       Total current assets ...............................................................      12,594,129       14,195,472

Property, equipment, and software net .....................................................       4,627,344        4,657,389
Intangible assets, net ....................................................................         989,959        1,063,522
Other assets ..............................................................................          58,051           13,202
                                                                                               ------------     ------------
       Total assets .......................................................................    $ 18,269,483     $ 19,929,585
                                                                                               ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ..........................................................................    $    406,156     $    478,090
Other accrued expenses ....................................................................       1,662,552        2,277,689
Current tax liability .....................................................................           2,726          100,604
Restructuring reserve .....................................................................         945,982        1,222,303
Deferred revenue ..........................................................................         737,182          766,080
                                                                                               ------------     ------------
       Total current liabilities ..........................................................       3,754,598        4,844,766

Deferred tax liability ....................................................................         523,743          634,032

Commitments and contingencies

Stockholders' equity
Common stock class A, par value $.01; 47,166,666 shares authorized; 26,669,456 shares
  issued and 26,529,206 shares outstanding at March 31, 2002 and at December 31, 2001......         266,695          266,695

Common stock class B, par value $.01; 2,833,334 shares authorized issued and
  outstanding at March 31, 2002 and at December 31, 2001...................................          28,333           28,333

Additional paid-in capital ................................................................      23,256,584       23,256,584
Accumulated (deficit) .....................................................................      (9,373,666)      (8,913,558)
Other comprehensive income - foreign currency translation .................................           5,339            4,876
Treasury stock, 140,250 shares at March 31, 2002 and December 31, 2001 at cost ............        (192,143)        (192,143)
                                                                                               ------------     ------------
       Total stockholders' equity .........................................................      13,991,142       14,450,787
                                                                                               ------------     ------------
                                                                                               $ 18,269,483     $ 19,929,585
                                                                                               ============     ============

          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                  2002              2001
                                                                                             ------------       ------------
Revenues
  Service and license fee revenue .....................................................      $  3,075,244       $  3,203,490
  Patent license fee revenues .........................................................               -0-         13,500,000
                                                                                             ------------       ------------
                                                                                                3,075,244         16,703,490
Cost of sales (exclusive of depreciation and amortization)
  Services ............................................................................         1,302,546          1,046,072
  Patent license fee ..................................................................               -0-          1,999,110
                                                                                             ------------       ------------
                                                                                                1,302,546          3,045,182

Gross profit ..........................................................................         1,772,698         13,658,308

Cost and expenses
  Selling, general and administration .................................................         2,182,016          3,179,821
  Depreciation and amortization .......................................................           367,784            487,453
                                                                                             ------------       ------------
Income (loss) from operations .........................................................          (777,102)         9,991,034

Other expenses and (income)
   Interest (income), net of interest expense $4,181 and $3,031 respectively ..........           (50,534)          (160,808)
   Other expense ......................................................................             1,788                -0-
                                                                                             ------------       ------------
Income (loss) before income taxes .....................................................          (728,356)        10,151,842

Tax (benefit) provision ...............................................................          (268,248)         4,062,458
                                                                                             ------------       ------------
Net income (loss) .....................................................................          (460,108)         6,089,384
                                                                                             ------------       ------------

Other comprehensive income
  Foreign currency translation adjustment .............................................               463             32,325
                                                                                             ------------       ------------
Comprehensive income (loss) ...........................................................      $   (459,645)      $  6,121,709
                                                                                             ============       ============

Basic and diluted net income (loss) per common  share .................................      $      (0.02)      $       0.28

Basic weighted average common shares outstanding ......................................        26,529,206         21,562,836
Diluted weighted average common shares outstanding ....................................        26,529,206         21,745,919



           See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                            --------------------------------
                                                                                                2002               2001
                                                                                            ------------        ------------
Cash flows provided by (used in) operating activities:
Net income (loss) ...................................................................       $   (460,108)       $  6,089,384
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Provision for doubtful accounts ...................................................              4,220                 -0-
  Depreciation and amortization .....................................................            367,784             487,454
  Deferred income taxes .............................................................             62,715                 -0-
Changes in operating activities:
  Increases in trade receivables ....................................................           (758,453)            (12,268)
  Increase in prepaid expenses ......................................................            (20,093)            (71,016)
  Decrease (increase) in other assets ...............................................            (45,458)              2,103
  Decrease in accounts payable ......................................................            (71,934)           (110,496)
  Decrease in other accrued expenses ................................................           (891,458)         (1,495,812)
  Increase (decrease) in deferred revenue ...........................................            (28,898)             84,875
Increase (decrease) in current taxes payables .......................................           (135,241)          3,989,438
                                                                                            ------------        ------------
Cash provided by (used in) operating activities .....................................         (1,976,924)          8,963,662

Cash flows from investing activities:
  Cash of business acquired, net of cash paid .......................................                -0-             270,961
  Additions to software and property and equipment ..................................           (264,176)           (500,563)
  Proceeds from asset disposals .....................................................                -0-             723,205
  Additions to investments ..........................................................                -0-          (1,086,065)
                                                                                            ------------        ------------
Cash used in investing activities ...................................................           (264,176)           (592,462)

Cash flows from financing activities:
  Repayment of debt .................................................................                -0-             (45,556)
  Exercise of stock options .........................................................                -0-                 550
  Cash distributed to stockholders ..................................................                -0-          (3,741,457)
                                                                                            ------------        ------------
Cash used in financing activities ...................................................                -0-          (3,786,463)

Effect on foreign currency exchange rates on cash and cash equivalents ..............                463               2,014
                                                                                            ------------        ------------

Increase (decrease) in cash and cash equivalents ....................................         (2,240,637)          4,586,751
                                                                                            ------------        ------------

Cash and cash equivalents, beginning of period ......................................         11,362,294          10,418,582
                                                                                            ------------        ------------

Cash and cash equivalents, end of period ............................................          9,121,657          15,005,333
                                                                                            ------------        ------------



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

On February 12, 2001, Centillion Data Systems, Inc ("Centillion") consummated a merger ("the Merger") with CTI Group (Holdings), Inc. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems Inc. ("Celltech"). The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion and the results of operations subsequent to the Merger date of February 12, 2001 (See Note 2) for the acquired companies of CTI Group (Holdings) and Celltech.

On January 1, 2002, Emerging Issues Task Force Number 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), became effective. EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company did not report out-of-pocket reimbursements from customers net of the applicable costs. As such, the issuance of EITF 01-14 did not have a material impact on the Company's results of operations.

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2001 and 2000 and the notes thereto included in the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission.

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

The Merger with CTI Group has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of common stock and control the combined company as a result of the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of CTI Group (Holdings) and Celltech.

The former Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a Promissory Note. The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of approximately $3.5 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such promissory note is considered as a contingent stock purchase receivable. Principal and interest will be paid as those businesses are sold. The Company will issue additional shares of common stock to the former Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the common stock at the time. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's common stock are to be issued for the appraised value at 88% of the average market price at the time. As of March 31, 2002, no transferred entities have been sold.

Centillion's former patents, its right to enforce its patents, and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consideration and in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common based on the value of the Tracking LLC. Any conversion of Class B common stock before March 16, 2003 shall be at a Class A common stock value per share of the lower of $1.50 per share or 88% of the then current market value of Class A common stock for the first 1,000,000 shares of Class A common stock issued, and at 88% of the average market price of Class A common stock at the time for all additional shares. All other conversions, other than a mandatory conversion, shall be at 88% of the average market price of Class A common stock. Any mandatory conversion shall be at 100% of the average market price. CDS Holdings, Inc ("CDS"), an affiliate of Centillion's former stockholders, have committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue its patent enforcement actions existing at the time of the Centillion Merger. Repayments of such borrowings are contingent upon and are to be repaid from and to the extent there are proceeds from patent enforcement activities.

As a result of the exchange of the former Centillion's stock for the Company's stock, the former stockholders of Centillion hold a majority of the outstanding voting stock of the Company. Therefore, Centillion was treated a reverse acquisition, all direct legal and other fees related to the Merger incurred by Centillion have been included in the total consideration. Total consideration in connection with the Merger with the former CTI Group (Holdings) amounted to $12,430,568 which included $1,613,140 in acquisition costs and the remainder of the consideration in the form of Class A common stock and Class B common stock.

In February 2001, the Company acquired Celltech, a provider of customer billing management systems, and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were held in escrow contingent upon the attainment of certain predetermined net revenue levels of Celltech's largest customer. Subsequent to the Merger only 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532 which included cash of $262,599, acquisition costs and restructuring costs of $1,700,115 and the remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.

The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger. The valuation served as the basis of allocation of the purchase price to the various classes of assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated goodwill and intangibles in connection with the Merger are estimated to have various estimated lives ranging from 6 months to 7.5 years.

The following table displays the net non-cash assets and liabilities that were acquired in 2001 as a result of the merger.


Non-Cash Assets (Liabilities)

    Fair value of assets acquired                  $   3,974,926
    Goodwill                                          12,668,830
    Intangibles                                        3,121,080

    Liability assumed                                 (5,847,502)
    Fair value of stock issued                        13,646,373
    Cash acquired, net of cash paid                      270,961

The following table summarizes the unaudited pro forma combined results of operations for the three months ended March 31, 2001, as if the Merger had taken place at the beginning of the period:


                                     2001
                                     ----

Revenues                        $17,271,140
                                ===========

Net income                      $ 5,572,131
                                ===========

Basic and diluted income
    per common share                  $0.26
                                      =====

NOTE 3: Adoption of New Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on the Company's financial position or results of operations.

SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle which is charged directly to retained earnings. The adoption of SFAS 142 did not have a material impact on the Company's results from operations or financial position as the Company has no goodwill or indefinite lived intangible assets.

Intangible assets consist of the following:


                                          As of March 31, 2002
                               -----------------------------------------
                                 Gross Carrying           Accumulated
                                      Amount              Amortization
                               ------------------     ------------------
Amortized intangible assets
      Patents                           $344,850             ($174,517)
      Customer base                      426,813               (39,582)
      Other intangibles                  493,672               (61,277)
                               ------------------     ------------------

           Total                      $1,265,335             ($275,376)
                               ==================     ==================

Amortization expense for the three months ended March 31, 2002 was $71,647. The estimated aggregate amount of amortization expense in each of the next five years, beginning with 2002, is approximately $294,000 in 2002, $294,000 in 2003, $274,000 in 2004, $117,000 in 2005, and $23,000 in 2006.

At March 31, 2001, goodwill had a carrying amount of $16.9 million, of which $3.5 million was associated with the BCC segment and $13.4 million was associated with the Telemanagement segment. A reconciliation of reported net income for the three months ended March 31, 2001 as adjusted for the effects of our initially applying FAS 142 to exclude amortization expense related to goodwill not amortized, net of related income tax effects, is as follows:

                                                            Three months
                                                               ended
                                                            March 31, 2001
                                                            --------------

Reported net income                                            $6,089,384
Add back: Goodwill amortization                                   334,700
                                                            -------------
Adjusted net income
                                                            $   6,424,084
                                                            =============

Basic and diluted earnings per share:
   Reported net income                                              $0.28
   Goodwill amortization                                             0.02
                                                            -------------
   Adjusted net income                                              $0.30
                                                            =============


NOTE 4:  Business Restructuring Charge

In connection with the Merger, the Company announced a restructuring plan (the "Plan") to streamline cost structures and consolidate operations, which related primarily to the former CTI Group (Holdings) Inc. operations in Valley Forge and the former Celltech operations in Houston. The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger transaction. The restructuring costs was assumed in the purchase business combination and included in the allocation of the acquisition cost. The restructuring liability which is comprised primarily of noncancellable lease obligations and severance costs amounted to $945,982 as of March 31, 2002 and $1,222,303 as of December 31, 2002. The reduction in the liability for restructuring costs primarily relates to severance payments of $171,374 for terminated employees and continued payments of $87,541 under non-cancelable lease obligations. The Company anticipates the restructuring plan to be substantially complete by December 2002. The Company is actively looking for replacement tenants to sublease the office space covered under noncancellable leases in Valley Forge and Houston.

NOTE 5: Basic And Diluted Income Per Common Share

Net income or (loss) per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options. Basic weighted average shares outstanding were 26,529,206 and 21,562,836 for the three months ended March 31, 2002 and 2001, respectively.

For the three months ended March 31, 2002 and March 31, 2001 there were options to purchase 290,000 and 305,000 respectively, shares of Class A common stock at exercise prices ranging from $0.20 to $1.09 outstanding. The shares as of March 31, 2002 were not included in the computation of diluted earnings per share as the result would be anti-dilutive.

The Company has a series of Class B common shares that if converted to Class A common shares would amount to 1,103,692 at March 31, 2002, and 0 at March 31, 2001 based on the pretax recorded value of Tracking LLC (see Note 2) and the respective market value of the Company's Class A common shares ($0.67 per share at March 31, 2002). The dilutive impact of the common shares has been excluded from the computation of diluted earnings per share as of March 31, 2002 as the result would be anti-dilutive.

NOTE 6: Segment Information

The Company designs, develops, markets and supports billing and data management software and services. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has two reportable segments, Billing and Customer Care ("BCC") and Telemanagment ("Telemanagement"). These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

Billing and Customer Care: BCC provides billing services and billing analysis software to telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operation. The primary products utilized to generate revenues in this segment are MagnaFlex (R), WinCommand (R) and SmartBill (R). The Company provided these services primarily through facilities located in Indianapolis, IN and Houston, TX.

Telemanagment: Through its operations in the United Kingdom and Valley Forge and the utilization of the Proteus products, the Company offers telemanagement software and services for end users to manage their usage of telecommunications services and equipment.

The accounting policies for segment reporting are the same as those described in
Note 1 of the Notes to Consolidated Financial Statements. Summarized financial information concerning the Company's reportable segments for the three months ended March 31, 2002 is shown in the following table.


                                          Billing and
2002                                      Customer Care        Telemanagement      Consolidated
------------------------------
Total assets                                16,044,042           2,225,441          18,269,483
Long-lived assets                            4,641,282           1,034,072           5,675,354
Net revenues                                 2,130,852             944,392           3,075,244
Gross Profit                                 1,168,180             604,518           1,772,698
Operating income (loss)
  before corporate expenses
  and taxes                                    238,588             (71,818)            166,770
Depreciation and
  amortization                                 266,829             100,955             367,784
Net (loss) before corporate
  expenses and taxes                           (28,241)           (170,539)           (198,780)
Corporate expenses                                                                    (529,576)
Taxes benefit                                                                          268,248
Net (loss)                                                                            (460,108)

2001
------------------------------
Total assets                                10,248,298           9,681,287          19,929,585
Long-lived assets                            4,607,215           1,126,898           5,734,113
Net revenues                                16,250,263             453,227          16,703,490
Gross Profit                                13,436,360             221,948          13,658,308
Operating income (loss)
  before corporate expenses
  and taxes                                 11,457,378            (163,152)         11,294,226
Depreciation and
  amortization                                 476,204              11,249             487,453
Net income (loss) before
  corporate expenses and taxes              11,901,965            (173,276)         11,728,689
Corporate expenses                                                                  (1,576,847)
Taxes (provision)                                                                   (4,062,458)
Net income (loss)                                                                    6,089,384


The following table presents net revenues by geographic location based on location of customer:


2002                                       United States      United Kingdom       Consolidated
------------------------------
Total assets                                16,159,158           2,110,324          18,269,483
Long-lived assets                            4,703,356             971,998           5,675,354
Net revenues                                 2,304,485             770,759           3,075,244
Gross Profit                                 1,187,146             585,552           1,772,698
Operating income (loss)
  before corporate expenses
  and taxes                                    174,617              (7,847)            166,770
Depreciation and
  amortization                                 280,486              87,298             367,784
Net (loss) before corporate
  expenses and taxes                          (100,869)            (92,912)           (198,780)
Corporate expenses                                                                    (529,576)
Taxes benefit                                                                          268,248
Net loss                                                                              (460,108)

2001
------------------------------

Total assets                                17,750,327           2,179,258          19,929,585
Long-lived assets                            4,677,198           1,056,915           5,734,113
Net revenues                                16,370,961             332,529          16,703,490

Gross Profit                                13,472,512             185,796          13,658,508
Operating income (loss)
  before corporate expenses
  and taxes                                 11,410,105            (115,879)         11,294,226
Depreciation and
  amortization                                 476,204              11,249             487,453
Net income (loss) before
  corporate expenses and taxes              11,854,692            (126,003)         11,728,689
Corporate expenses                                                                  (1,576,847)
Taxes provision                                                                     (4,062,458)
Net income                                                                           6,089,384



ITEM 2

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

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

Prior to the Merger, Centillion divested itself of all businesses other than its BCC business. Prior to the closing, the transferred entities were sold to a limited liability company, CDS Holdings LLC ("CDS") which is owned by the former stockholders of Centillion. Along with the transferred entities, Centillion transferred to CDS cash, certain employees (including assets and liabilities related to such employees), and other miscellaneous assets. The sale price for the transferred entities and the other assets being transferred was approximately $10.5 million. The purchase price was satisfied by CDS giving Centillion a promissory note (the "CDS Note"), which was acquired by the Company as a result of the Merger. The Company has ascribed no net value to the CDS Note as of March 31, 2002 in its financial statements as a result of the uncertainty related to the realizability of such note.

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

CDS Holdings, Inc ("CDS"), an affiliate of Centillion's former stockholders committed to loan, on a non-recourse basis, up to $2,000,000 ("CDS loan facility") to the Tracking LLC to pursue its patent enforcement actions. Repayments of such borrowings are contingent upon and are to be repaid from and to the extent there are proceeds from patent enforcement activities existing at the time of the Centillion Merger. As of March 31, 2002, there were no amounts outstanding under the CDS loan facility.

In 2001, prior to the Merger the Company recognized $13.5 million in one-time license fee revenue along with $1,999,110 in related costs associated with patent enforcement activities. As of March 31, 2002 Tracking LLC had net proceeds of $480,404, which were commingled with the Company's cash and cash equivalents to fund future enforcement activities. It is the Company's intention to utilize such net proceeds prior to accessing the CDS loan facility.

The Company's purchase price for its acquisition of Celltech was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were held in escrow contingent upon the attainment of certain predetermined net revenue levels of Celltech's largest customer. Subsequent to the Merger only 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532 which included cash of $262,599, acquisition costs and restructuring costs of $1,700,115 and the remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.

Results of Operations- Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues from operations for the three months ended March 31, 2002 decreased $13,628,246 to $3,075,244 as compared to $16,703,490 in the prior year period. The decrease in revenue was primarily the result of one-time license fee revenue of $13.5 million in the quarter ending March 31, 2001 and no similar fee in the same period in 2002. The reduction in revenue, exclusive of the one-time license fee in connection with patent enforcement activities, was primarily associated with the contract renewal with a major customer at a reduced revenue rate structure and the erosion of the customer base of the acquired operations of the former Celltech operations. The major customer represented 49% and 60% of total revenues for the three months ended March 31, 2002 and 2001, respectively, exclusive of one-time license fee in connection with patent enforcement activities.

Cost of sales for the three months ended March 31, 2002 decreased $1,742,636 to $1,302,546 as compared to $3,045,182 in the prior year period. The decrease in cost of sales was primarily due to no charges for one-time license fee revenue resulting from patent litigation settlements. Gross profit was 58% of revenues for the three months ended March 31, 2002 compared to 82% in the prior year period. Exclusive of one-time license fee revenue and costs, gross profit amounted to 58% of revenues for the three months ended March 31, 2002 as compared to 67% of revenue in the three months in the prior year period. The decrease in gross profit, exclusive of the one-time license fee revenue, was primarily associated with reduced revenue rate structure on renewed contracts with a major customer.

Selling, general and administrative expenses for the three months ended March 31, 2002 decreased $997,805 to $2,182,016 compared to $3,179,821 in the prior year period due to a reduction in general and administrative costs as a result of efficiencies realized in the combination of the three former separate administrative structures and severance costs incurred in the prior year period. Selling, general and administrative expense includes $324,874 and $316,325 of research and development expense for the three months ended March 31, 2002 and 2001, respectively.

Depreciation and amortization decreased $119.669 to $367,784 from $487,453 in the prior year period. This decrease was primarily associated with the reduction of intangible and impairment associated with the Merger in the prior year.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was negative $409,318 for the three months ended March 31, 2002 as compared to $10,478,487 in the prior year period. The reduction in EBIDTA was primarily the result of the of one-time license fee in connection with patent enforcement activities in 2001 compared to no similar fee in 2002. EBITDA, exclusive of one-time license fee revenue, was negative $1,022,403 for the three months ended March 31, 2001. The $613,085 improvement in EBITDA, exclusive of one-time license fee revenue, was the result of increased efficiency in operations.

Interest income decreased $110,274 to $50,534 for the three month ended March 31, 2002 compared to $160,808 in the prior year period. The decrease in interest income was associated with the reduced average cash and cash equivalent base and interest rate in the period ended 2002 compared to 2001.

Taxes

The tax rate, was approximately 37% and 40% for the three months ended March 31, 2002 and 2001 respectively. The decrease in tax rate and reduction in tax benefit rate is primarily associated with a valuation allowance associated with the benefit arising with foreign operating losses.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $9,121,657 as of March 31, 2002 compared to $11,362,294 as of December 31, 2001. Cash flow used in operations amounted to approximately $2 million and cash used in investing activites amounted to approximately $300,000. Cash flow used in operations was primarily attributable to severance payments and the timing of collections on accounts receivables. Cash flows utilized in investing activities relate to additions of software and equipment.

The Company derives a substantial portion of its revenues from a single billing and billing analysis customer. This single customer generated approximately $1.5 and $1.9 million in revenues in the three months ended March 31, 2002 and 2001, respectively. This customer's contract was renegotiated and extended to March 2003, with an automatic annual renewal unless four months prior notification is given. The loss of this customer could have a substantial negative impact on the Company.

The former Celltech's billing business lost two customers during the first quarter of 2001, which represented 72% of the former Celltech's billing business revenue. The loss of revenue has had an unfavorable impact on the Company. In order to control costs and cash flows the Company decided to combine the former Celltech operation in Houston with the Company's other locations.

The Company had provided for $1,739,000 in restructuring reserve in 2001, which is considered part of the purchase price, to provide for the restructuring costs associated with the consolidation efforts of the Company's various operations. The restructuring reserve amounted to $945,982 as of March 31, 2002.

Adoption of New Accounting Pronouncements

On January 1, 2002, the Company adopted in their entire Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on the Company's financial position or results of operations.

SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle which is charged directly to retained earnings. The adoption of SFAS 142 did not have a material impact on the Company's results from operations or financial position as the Company has no goodwill or indefinite lived intangible assets.

On January 1, 2002, Emerging Issues Task Force Number 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), became effective. EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company did not report out-of-pocket reimbursements from customers net of the applicable costs. As such, the issuance of EITF 01-14 did not have a material impact on the Company's results of operations.

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

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:
         None


ITEM 2 - Changes in Securities:
         None



ITEM 3 - Defaults Upon Senior Securities:
         Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         None


ITEM 5 - Other Information:
         None


ITEM 6 - Exhibits and Reports on Form 8 - K:

         (a) Exhibits:

         10.1 Amended and Restated Stock Option and Restricted Stock Plan incorporated by reference from Appendix II to the Definitive Proxy Statement filed with the Securities and Exchange Commission on May 6, 2002.

         (b) Reports on Form 8-K:
             None

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/Bradley Houlberg
Bradley Houlberg                                             Date: May 15, 2002
Chief Executive Officer



/s/Manfred Hanuschek
Manfred Hanuschek                                            Date: May 15, 2002
Chief Financial Officer