Form 10QSB
period 2002-06-30
CTI GROUP HOLDINGS INC
filed 2002-08-14
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002
OR

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes __X__   No ____ .


The number of shares of common stock par value $.01, outstanding as of August 9, 2002 was 26,689,456.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                 June 30,             December 31,
                                                                                                   2002                   2001
                                                                                            -------------------     ----------------

ASSETS

Cash and cash equivalents                                                                        $7,756,262             $11,362,294
Trade accounts receivable, less allowance for doubtful accounts of $103,562 and
  $110,446, respectively                                                                          1,495,845               1,451,651
Prepaid expenses                                                                                    408,715                 312,966
Income taxes refundable                                                                             374,203                 287,840
Deferred income tax benefit                                                                         357,946                 772,470
Other current assets                                                                                  6,886                   8,251
                                                                                                -----------             -----------
      Total  current assets                                                                      10,399,857              14,195,472

Property, equipment, and software net                                                             4,344,438               4,657,389
Intangible assets, net                                                                              916,397               1,063,522
Deferred income tax benefit                                                                         189,760                      -0-
Other assets                                                                                         85,412                  13,202
                                                                                                -----------             -----------
       Total assets                                                                             $15,935,864             $19,929,585
                                                                                                -----------             -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                   $369,344                $478,090
Other accrued expenses                                                                            1,104,209               2,277,689
Current tax liability                                                                                 2,725                 100,604
Restructuring reserve                                                                               710,381               1,222,303
Deferred revenue                                                                                    585,140                 766,080
                                                                                                -----------             -----------
       Total current liabilities                                                                  2,771,799               4,844,766

Deferred tax liability                                                                                   -0-                634,032

Commitments and contingencies

Stockholders' equity
Common stock class A, par value $.01; 47,166,666 shares authorized; 26,689,456 issued               266,895                 266,695
  and outstanding at June 30, 2002 and 26,669,456 issued and  outstanding at December
  31, 2001

Common stock class B, par value $.01; 2,833,334 shares authorized issued and                         28,333                  28,333
  outstanding at June 30, 2002 and at December 31, 2001

Additional paid-in capital                                                                       23,943,562              23,256,584
Accumulated (deficit)                                                                           (10,890,928)             (8,913,558)
Other comprehensive income - foreign currency translation                                             8,346                   4,876
Treasury stock, 140,250 shares at June 30, 2002 and December 31, 2001 at cost                      (192,143)               (192,143)
                                                                                                -----------             -----------
       Total stockholders' equity                                                                13,164,065              14,450,787
                                                                                                -----------             -----------
                                                                                                $15,935,864             $19,929,585
                                                                                                ===========             ===========

          See accompanying notes to consolidated financial statements.


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                      Six months ended June 30,
                                                                                                    2002                    2001
                                                                                                    ----                    ----
Revenues
  Service and license fee revenue                                                               $ 6,213,056             $ 6,860,337
  Patent license fee revenues                                                                            -0-             13,500,000
                                                                                                -----------             -----------
                                                                                                  6,213,056              20,360,337
Cost of sales, exclusive of depreciation and amortization
  Services                                                                                        2,568,867               3,037,168
  Patent license fee                                                                                215,598               1,999,110
                                                                                                -----------             -----------
                                                                                                  2,784,465               5,036,278

Gross profit                                                                                      3,428,591              15,324,059

Cost and expenses
  Selling, general and administration                                                             4,566,525               5,325,566
  Depreciation and amortization                                                                     869,733               1,487,920
  Director settlement                                                                               783,178                      -0-
                                                                                                -----------             -----------
Income (loss) from operations                                                                    (2,790,845)              8,510,573
                                                                                                -----------             -----------
Other income
   Interest income, net of interest expense  of  $7,711 and $9,143, respectively                    (73,174)               (301,088)
   Other income                                                                                        (559)               (115,700)
                                                                                                -----------             -----------
Income (loss) before income taxes                                                                (2,717,112)              8,927,361

Tax (benefit) provision                                                                            (739,742)              3,814,741
                                                                                                -----------             -----------
Net income (loss)                                                                                (1,977,370)              5,112,620
                                                                                                -----------             -----------
Other comprehensive income
  Foreign currency translation adjustment                                                             3,470                   9,414
                                                                                                -----------             -----------
Comprehensive income (loss)                                                                     $(1,973,900)             $5,122,034
                                                                                                ===========             ===========

Basic and diluted net income (loss) per common  share                                               $(0.07)                   $0.21

Basic weighted average common shares outstanding                                                 26,538,267              24,012,225
Diluted weighted average common shares outstanding                                               26,538,267              24,180,336


           See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                     Three months ended June 30,
                                                                                                    2002                    2001
                                                                                                    ----                    ----

Revenues
  Service and license fee revenue                                                             $   3,137,812            $  3,656,847
  Patent license fee revenues                                                                            -0-                     -0-
                                                                                                -----------             -----------
                                                                                                  3,137,812               3,656,847
Cost of sales, exclusive of depreciation and amortization
  Services                                                                                        1,266,321               1,748,749
  Patent license fee                                                                                127,941                      -0-
                                                                                                -----------             -----------
                                                                                                  1,394,262               1,748,749

Gross profit                                                                                      1,743,550               1,908,098

Cost and expenses
  Selling, general and administration                                                             2,472,166               2,283,669
  Depreciation and amortization                                                                     501,949               1,000,467
  Director settlement                                                                               783,178                     -0-
                                                                                                -----------             -----------
Loss from operations                                                                             (2,013,743)             (1,376,038)
                                                                                                -----------             -----------
Other income
   Interest income, net of interest expense of $3,530 and $6,112,  respectively                     (22,640)               (140,280)
   Other income                                                                                      (2,347)                (11,316)
                                                                                                -----------             -----------
Loss before income taxes                                                                         (1,988,756)             (1,224,442)

Tax benefit                                                                                        (471,494)               (247,717)
                                                                                                -----------             -----------
Net loss                                                                                         (1,517,262)               (976,725)
                                                                                                -----------             -----------
Other comprehensive income
  Foreign currency translation adjustment                                                             3,007                 (22,911)
                                                                                                -----------             -----------
Comprehensive loss                                                                              $(1,514,255)              $(999,636)
                                                                                                ===========             ===========

Basic and diluted net loss per common  share                                                         $(0.06)                 $(0.04)

Basic weighted average common shares outstanding                                                 26,547,228              26,461,614
Diluted weighted average common shares outstanding                                               26,547,228              26,461,614


           See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                           Six months ended
                                                                                                               June 30,
                                                                                                    2002                    2001
                                                                                                    ----                    ----
Cash flows provided by (used in) operating activities:
Net income (loss)                                                                               $(1,977,370)             $5,112,620
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Director settlement non cash charge                                                               683,178                      -0-
  Provision for doubtful accounts                                                                    12,547                  14,865
  Depreciation and amortization                                                                     869,733               1,487,920
  Deferred income taxes                                                                            (409,268)                233,867
Changes in operating activities:
  Increases in trade receivables                                                                    (56,741)               (375,395)
  Increase in prepaid expenses                                                                      (95,749)                (64,219)
  Decrease (increase)  in other assets                                                              (70,846)                  2,528
  (Decrease) increase in accounts payable                                                          (108,746)                117,539
  Decrease in other accrued expenses                                                             (1,685,402)             (1,846,821)
  Increase (decrease) in deferred revenue                                                          (180,940)                  5,568
  Increase (decrease) in current taxes payables                                                    (184,242)              2,908,101
                                                                                                -----------              ----------
  Cash provided by (used in) operating activities                                                (3,203,846)              7,596,573

Cash flows from investing activities:
  Cash of business acquired, net of cash paid                                                            -0-                270,961
  Additions to software and property and equipment                                                 (409,656)             (1,104,150)
  Proceeds from asset disposals                                                                          -0-                723,205
  Additions to investments                                                                               -0-             (1,064,111)
                                                                                                -----------              ----------
  Cash used in investing activities                                                                (409,656)             (1,174,095)

Cash flows from financing activities:
  Repayment of debt                                                                                      -0-                (67,778)
  Exercise of stock options                                                                           4,000                     550
  Cash distributed to stockholders                                                                       -0-             (3,741,457)
                                                                                                -----------              ----------
  Cash provided by (used in) financing activities                                                     4,000              (3,808,685)

Effect on foreign currency exchange rates on cash and cash equivalents                                3,470                 (18,359)
                                                                                                -----------              ----------

Increase (decrease) in cash and cash equivalents                                                 (3,606,032)              2,595,434
                                                                                                -----------              ----------

Cash and cash equivalents, beginning of  period                                                  11,362,294              10,418,582
                                                                                                -----------              ----------

Cash and cash equivalents, end of  period                                                         7,756,262              13,014,016
                                                                                                -----------              ----------


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

On February 12, 2001, Centillion Data Systems, Inc ("Centillion") consummated a merger ("the Merger") with CTI Group (Holdings), Inc. Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems Inc. ("Celltech"). The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion and the results of operations subsequent to the Merger date of February 12, 2001 (See Note 3) for the acquired companies of CTI Group (Holdings) and Celltech.

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

NOTE 2:  Director Settlement

On June 20, 2002 two directors and a large shareholder entered into a private purchase agreement with Anthony Johns, former CEO and director, which included certain of his family members, for the purchase of 1,797,839 shares of common stock for $1,312,422. The shares were purchased at a premium over traded market value which resulted in the Company recording a non-cash expense and corresponding capital contribution of $683,178. In addition, the Company did record a cash payment of $100,000 to Anthony Johns in connection with such transaction.

NOTE 3: Merger On February 12, 2001, Centillion Data Systems, Inc. consummated a merger ("the Merger") with CTI Group (Holdings) Inc ("CTI Group"). Simultaneous with the Merger with Centillion, the Company merged with Celltech Information Systems, Inc. ("Celltech").

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger with CTI Group has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of common stock and control the combined company as a result of the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of CTI Group and Celltech.

The former Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a Promissory Note. The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of approximately $3.5 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such promissory note is considered as a contingent stock purchase receivable. Principal and interest will be paid as cash proceeds are collected as those businesses that are sold. The Company will issue additional shares of common stock to the former Centillion shareholders for principal payments, at a per share value of 88% of the average market value of the common stock at the time of issuance. If the Promissory Note is not fully paid in five years it is to be appraised, and shares of the Company's common stock are to be issued for the appraised value at 88% of the average market price at the time. As of June 30, 2002, there has been no cash proceeds on transferred entities which have been sold. The dilutive impact of the shares issued as part of the aforementioned promissory note agreement would be approximately 32,511,766 as of June 30, 2002, assuming the appraised value of the note is equal to $10,500,000. However no shares have been included in the weighted average number of shares used to compute diluted EPS since management still believes the note has no value. CDS has in 2002 sold its interest in Netisun in exchange for full remaining interest in Xila. No cash proceeds were received in such exchange.

Centillion's former patents, its right to enforce its patents, and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger consideration and in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common based on the value of the Tracking LLC. Any conversion of Class B common stock before March 16, 2003 shall be at a Class A common stock value per share of the lower of $1.50 per share or 88% of the then current market value of Class A common stock for the first 1,000,000 shares of Class A common stock issued, and at 88% of the average market price of Class A common stock at the time for all additional shares. All other conversions, other than a mandatory conversion, shall be at 88% of the average market price of Class A common stock. Any mandatory conversion shall be at 100% of the average market price. CDS, an affiliate of Centillion's former stockholders, had originally committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue certain patent enforcement actions. The commitment reduces by the amount repaid by the tracking LLC. Repayments of such borrowings are contingent upon and are to be repaid from and to the extent there are proceeds from patent enforcement activities. As of June 30, 2002 there were no amounts outstanding under the CDS Loan Facility.

As a result of the exchange of the former Centillion's stock for the Company's stock, the former stockholders of Centillion hold a majority of the outstanding voting stock of the Company. Therefore, the Merger between Centillion and CTI Group was accounted for as a reverse acquisition. All direct legal and other fees related to the Merger incurred by Centillion have been included in the total consideration. Total consideration in connection with the Merger with CTI Group amounted to $12,430,568 which included $1,613,140 in acquisition costs and the remainder of the consideration in the form of Class A common stock and Class B common stock.

In February 2001, the Company also acquired Celltech, a provider of customer billing management systems, and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were held in escrow contingent upon the attainment of certain predetermined net revenue levels of Celltech's largest customer. Subsequent to the Merger only 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532 which included cash of $262,599, acquisition costs and restructuring costs of $1,700,115 and the remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.


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

    Fair value of assets acquired                                     $3,974,926
    Goodwill                                                          12,668,830
    Intangibles                                                        3,121,080

    Liability assumed                                                 (5,847,502)
    Fair value of stock issued                                        13,646,373
    Cash acquired, net of cash paid                                      270,961

In November 2001, the Company recorded an impairment charge of $14.1 million primarily related to the write-down of goodwill associated with the acquisition of former CTI Group (Telemanagement segment) and Celltech Information Systems (BCC segment). The goodwill and intangibles were created by purchase accounting treatment of the merger transaction that closed in February 2001. Subsequent to the Merger, sales and operating profit from the acquired products did not meet the projections that were originally used to determine the purchase price for the business. Also, due to the negative trends in the telecommunications marketplace, the significant erosion in customer base and that certain purchased products and technology will not be supported in the future; management determined that the impairment charge was warranted.

The following table summarizes the unaudited pro forma combined results of operations for the six months ended June 30, 2001, as if the Merger had taken place at the beginning of the period:

                                                                         2001
                                                                         ----
Revenues                                                             $20,972,987
                                                                    ============

Net income                                                          $  4,341,774
                                                                    ============

Basic and diluted income
    per common share                                                       $0.16
                                                                           =====

NOTE 4: Adoption of New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on July 1, 2001 and January 1, 2002 respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on the Company's financial position or results of operations.

SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle which is charged directly to retained earnings. The adoption of SFAS 142 did not have a material impact on the Company's results from operations or financial position as the Company has no goodwill or indefinite lived intangible assets nor were any of the lives of the Company's intangible assets changed.

Intangible assets consist of the following:

                                                    As of June 30, 2002
                                             -----------------------------------
                                             Gross Carrying          Accumulated
                                                 Amount             Amortization
                                             -----------------------------------
  Amortized intangible assets
      Patents                                  $  344,850            ($180,265)
      Customer base                               426,813              (66,258)
      Other intagibles                            493,672             (102,416)
                                               ----------            ---------
          Total                                $1,265,335            ($348,938)
                                               ==========            =========

Amortization expense for the six and three months ended June 30, 2002 was $147,125 and $75,478 respectively. The estimated aggregate amount of amortization expense in each of the next five years, beginning with 2002, is approximately $294,000 in 2002, $294,000 in 2003, $274,000 in 2004, $117,000 in
2005, and $23,000 in 2006.

At June 30, 2001, goodwill had a carrying amount of $16.9 million, of which $3.5 million was associated with the BCC segment and $13.4 million was associated with the Telemanagement segment. A reconciliation of reported net income for the six and three months ended June 30, 2001 as adjusted for the effects of our initially applying FAS 142 to exclude amortization expense related to goodwill not amortized, net of related income tax effects, is as follows:

                                                Six months         Three months
                                                   ended              ended
                                               June 30, 2001       June 30, 2001
                                              ----------------------------------
Reported net income (loss)                     $5,112,620            $(976,725)
Add back: Goodwill amortization                 1,136,818              802,118
                                               ----------            ---------
Adjusted net income (loss)                     $6,249,438            $(174,607)
                                               ==========            =========
Basic and diluted earnings per share:
   Reported net income (loss)                       $0.21               $(0.04)
   Goodwill amortization                             0.05                 0.03
                                               ----------            ---------
   Adjusted net income (loss)                       $0.26               $(0.01)

      Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company believes that the adoption of SFAS No. 144 did not have a material impact on the Company's financial position, cash flows or results of operations.

      Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued April 30, 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

      Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

NOTE 5: Business Restructuring Charge

In connection with the Merger, the Company announced a restructuring plan (the "Plan") to streamline cost structures and consolidate operations, which related primarily to the former CTI Group operations in Valley Forge and the former Celltech operations in Houston. The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger transaction. The restructuring liability which is comprised primarily of noncancellable lease obligations and severance costs amounted to $710,381 as of June 30, 2002 and $1,222,303 as of December 31, 2001. The reduction in the liability for restructuring costs primarily relates to severance payments of $306,304 for terminated employees and continued payments of $162,801 under noncancellable lease obligations. The Company anticipates the restructuring plan will be substantially complete by December 2002. The Company is actively looking for replacement tenants or to sublease the office space for which the Company is bound by noncancellable leases in Valley Forge and Houston.

NOTE 6: Basic And Diluted Income Per Common Share

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

                                                      For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                     ------------------------------------   --------------------------------
                                                           2002               2001             2002              2001
                                                           ----               ----             ----              ----
Net income (loss)                                      $(1,517,262)        $(976,725)      $(1,977,370)       $5,112,620
                                                       ===========         =========       ===========        ==========
Average shares of common stock outstanding used
 to compute basic earnings per share                    26,547,228        26,461,614        26,538,267        24,012,225
Additional common shares to issued assuming
 exercise of stock options                                      --                --                --           158,111
                                                       -----------        ----------       -----------        ----------
Average shares of common and common equivalent          26,547,228        26,461,614        26,538,267        24,180,336
                                                       ===========         =========       ===========        ==========
 stock outstanding used to compute diluted
 earnings per share
Net income (loss) per share - Basic:
                                                       -----------        ----------       -----------        ----------
Net income (loss) per share                                $ (0.06)          $ (0.04)          $ (0.07)           $ 0.21
                                                       ===========         =========       ===========        ==========

Weighted average common shares outstanding              26,547,228        26,461,614        26,538,267        24,012,225
                                                       ===========         =========       ===========        ==========
Net income (loss) per share - Diluted:
                                                       -----------        ----------       -----------        ----------
Net income (loss) per share                                $ (0.06)          $ (0.04)          $ (0.07)           $ 0.21
                                                       ===========         =========       ===========        ==========
Weighted average common and common equivalent
 shares outstanding                                     26,547,228        26,461,614        26,538,267        24,180,336
                                                       ===========         =========       ===========        ==========


The diluted share basis for the three and six months ended June 30, 2002 excludes stock options due to their anti-dilutive effect as a result of the Company's net loss from operations. The diluted share basis for the three months ended June 30, 2001 excludes stock options due to their antidilutive effect.

The Company has a series of Class B common shares that if converted to Class A common shares would amount to 2,147,218 at June 30, 2002. The conversion is based on the pretax recorded value of Tracking LLC (see Note 3) and the respective market value of the Company's Class A common shares ($0.22 per share at June 30, 2002). The dilutive impact of the common shares has been excluded due to their antidilutive effect as a result of the net loss from operations. No shares would be converted at June 30, 2001 based on the conversion formula.

NOTE 7: Segment Information

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

Billing and Customer Care: BCC provides billing services and billing analysis software to telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operation. The primary products utilized to generate revenues in this segment are MagnaFlex (R), WinCommand (R) and SmartBill (R). The Company provided these services primarily through facilities located in Indianapolis.

Telemanagment: Through the utilization of the Proteus products, and legacy service bureau operations the Company offers telemanagement software and services for end users to manage their usage of telecommunications services and equipment. The Company provides these services primarily through facilities located in the United Kingdom and legacy services located in Indianapolis.

The accounting policies for segment reporting are the same as those described in
Note 1 of the Notes to Consolidated Financial Statements in the Company's 2001 Form 10KSB. Summarized financial information concerning the Company's reportable segments for the six and three months ended June 30, 2002 is shown in the following table.



                                            Six Months                                     Three Months
                            Billing and                                     Billing and
                           Customer Care   Telemanagement   Consolidated   Customer Care   Telemanagement   Consolidated
                           -------------- ----------------- ------------- --------------- ----------------- -------------
          2002
--------------------------
Total assets                  14,027,632      1,908,232    15,935,864      14,027,632         1,908,232    15,935,864
Long-lived assets              4,581,449        954,558     5,536,007       4,581,449           954,558     5,536,007
Net revenues                   4,331,590      1,881,466     6,213,056       2,200,738           937,074     3,137,812
Gross Profit                   2,181,757      1,246,834     3,428,591       1,101,684           641,866     1,743,550
Operating income (loss)
before corporate expenses
and taxes                        306,082        (53,209)      252,873         101,163            18,609       119,772
Depreciation and
Amortization                     681,761        187,972       869,733         414,932            87,017       501,949
Net loss before corporate
expenses and taxes              (402,446)      (241,181)     (643,627)       (288,782)          (68,408)     (357,190)
Corporate expenses                                         (2,073,485)                                     (1,631,566)
Taxes benefit                                                 739,742                                         471,494
Net loss                                                   (1,977,370)                                     (1,517,262)

          2001
--------------------------
Total assets                  10,248,298      9,681,287    19,929,585      10,248,298         9,681,287    19,929,585
Long-lived assets              4,607,215      1,126,898     5,734,113       4,607,215         1,126,898     5,734,113
Net revenues                  18,812,933      1,547,405    20,360,337       2,562,670         1,094,177     3,656,847
Gross Profit                  14,376,751        947,308    15,324,059       1,182,738           725,360     1,908,098
Operating income (loss)
before corporate expenses
and taxes                     11,896,278        (83,035)   11,813,243          52,124            80,117       132,241
Depreciation and
Amortization                     505,221         33,265     1,487,920         302,681            22,016     1,000,467
Net income (loss) before
corporate expenses and
taxes                         11,658,326       (116,300)   10,745,695        (250,557)           58,101      (709,300)
Corporate expenses                                         (1,818,334)                                       (515,142)
Taxes benefit (provision)                                  (3,814,741)                                        247,717
Net income (loss)                                           5,112,620                                        (976,725)


The following table presents net revenues by geographic location:


                                            Six Months                                     Three Months
                              United                                         United
                              States      United Kingdom   Consolidated      States       United Kingdom   Consolidated
          2002
--------------------------

Total assets                  14,102,030      1,833,834    15,935,864      14,102,030         1,833,834    15,935,864
Long-lived assets              4,633,439        902,568     5,536,007       4,633,439           902,568     5,536,007
Net revenues                   4,639,765      1,573,291     6,213,056       2,335,280           802,532     3,137,812
Gross Profit                   2,237,571      1,191,020     3,428,591       1,138,082           605,468     1,743,550
Operating income
before corporate expenses
and taxes                        216,259         36,614       252,873          75,311            44,461       119,772
Depreciation and
amortization                     694,704        175,029       869,733         414,218            87,731       501,949
Net loss before corporate
expenses and taxes              (505,212)      (138,415)     (643,627)       (311,687)          (45,503)     (357,190)
Corporate expenses                                         (2,073,485)                                     (1,631,566)
Taxes benefit                                                 739,742                                         471,494
Net loss                                                   (1,977,370)                                     (1,517,262)

          2001
--------------------------
Total assets                  17,750,327      2,179,258    19,929,585      17,750,327         2,179,258    19,929,585
Long-lived assets              4,677,198      1,056,915     5,734,113       4,677,198         1,056,915     5,734,113
Net revenues                  19,099,979      1,260,358    20,360,337       2,729,018           927,829     3,656,847
Gross Profit                  14,464,729        859,330    15,324,059       1,234,564           673,534     1,908,098
Operating income (loss)
before corporate expenses
and taxes                     11,766,276        (46,967)   11,813,243          63,329            68,912       132,241
Depreciation and
amortization                   1,454,655         33,265     1,487,920         978,451            22,016     1,000,467
Net income (loss) before
corporate expenses and
taxes                         10,672,824        (80,232)   10,745,695        (915,122)           46,896      (709,300)
Corporate expenses                                         (1,818,334)                                       (515,142)
Taxes benefit (provision)                                  (3,814,741)                                        247,717
Net income (loss)                                           5,112,620                                        (976,725)

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

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger ("the Merger") with CTI Group (Holdings) Inc. Simultaneous with the Merger with Centillion, CTI merged with Celltech Information Systems, Inc. ("Celltech"), a provider of customer billing management systems, and other services.

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

Prior to the Merger, Centillion divested itself of all businesses other than its BCC business. Prior to the closing, the transferred entities were sold to a limited liability company, CDS Holdings LLC ("CDS") which is owned by the former stockholders of Centillion. Along with the transferred entities, Centillion transferred to CDS cash, certain employees (including assets and liabilities related to such employees), and other miscellaneous assets. The sale price for the transferred entities and the other assets being transferred was approximately $10.5 million. The purchase price was satisfied by CDS giving Centillion a promissory note (the "CDS Note"), which was acquired by the Company as a result of the Merger. The Company has ascribed no net value to the CDS Note as of June 30, 2002 in its financial statements as a result of the uncertainty related to the realizability of such note.

The basic terms of the CDS Note are:

         o Interest will be at the minimum rate set by the Internal Revenue Service.
         o The note is secured by the assets of the transferred entities. If CDS defaults on the promissory note, recovery by the Company will be limited to the value of those assets.
         o Payments of principal and interest will be made only when CDS sells all or a portion of the transferred entities to the extent cash proceeds are received, or at the end of seven and a half years.
         o The former Centillion stockholders have a right to acquire additional shares of Class A common stock when principal payments on the note are made. Pursuant to the Merger Agreement between the former CTI (Holdings) Group Inc. and Centillion, additional shares of Class A common stock will be issued to the former stockholders of Centillion in an amount equal to the value of the principal paid. The shares of Class A common stock will be valued at 88% of the market value of the Class A common stock at time of issuance. A formula is used to determine the market value by using the average of the market price over the preceding twenty (20) business days.
         o If the note has not been paid in full five years after the effective time, an appraisal of its value will be obtained.
            That appraisal will be based upon the remaining CDS assets serving as collateral for the note. At that time additional shares of CTI Class A common stock will be automatically issued to the pre-merger Centillion stockholders based on the appraisal, at the same value of Class A common stock described above. No cash will be received for those shares until the outstanding principal balance of the promissory note is paid in full at maturity. Shares issued based on the appraisal will be in addition to any shares previously issued in connection with payments previously made on the promissory note.

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

At the time of the Merger, CDS, an affiliate of Centillion's former stockholders committed to loan, on a non-recourse basis, up to $2,000,000 ("CDS Loan Facility") to the Tracking LLC to pursue certain patent enforcement actions. The CDS Loan Facility reduces by the amount repaid by the Tracking LLC. Repayments of such borrowings are contingent upon and are to be repaid from and to the extent there are proceeds from patent enforcement activities existing at the time of the Centillion Merger. As of June 30, 2002, there were no amounts outstanding under the CDS Loan Facility.

In 2001, prior to the Merger the Company recognized $13.5 million in one-time license fee revenue along with $1,999,110 in related costs associated with patent enforcement activities. As of June 30, 2002 Tracking LLC had net proceeds of $352,563, which were commingled with the Company's cash and cash equivalents to fund future enforcement activities. It is the Company's intention to utilize such net proceeds prior to accessing the CDS Loan Facility.

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

Results of Operations- Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues from operations for the six months ended June 30, 2002 decreased $14,147,281 to $6,213,056 as compared to $20,360,337 in the prior year period. The decrease in revenue was primarily the result of one-time license fee revenue of $13.5 million in the six month ending June 30 , 2001 and no similar fee in the same period in 2002. The reduction in revenue, exclusive of the one-time license fee in connection with patent enforcement activities, was primarily associated with the contract renewal with a major customer at a reduced revenue rate structure and the erosion of the customer base of the acquired operations of the former Celltech operations. The major customer represented 48% and 52% of total revenues for the six months ended June 30, 2002 and 2001, respectively, exclusive of one-time license fee in connection with patent enforcement activities.

Cost of sales for the six months ended June 30, 2002 decreased $2,251,813 to $2,784,465 as compared to $5,036,278 in the prior year period. The decrease in cost of sales was primarily due to a $1,783,512 decrease in patent license fees associated with patent litigation. Gross profit was 55% of revenues for the six months ended June 30, 2002 compared to 75% in the prior year period. Exclusive of one time license fee revenue, cost of sales for the six month ended June 30, 2002 decreased $468,301 to $2,568,867 as compared to $3,037,168 in the prior period due to increased processing and production efficiencies. Exclusive of one-time license fee revenue and costs, gross profit increased to 59% of revenues for the six months ended June 30, 2002 as compared to 56% of revenue in the six months in the prior year period.

Selling, general and administrative expenses for the six months ended June 30, 2002 decreased $759,041 to $4,566,525 compared to $5,325,566 in the prior year period due to a reduction in general and administrative costs as a result of efficiencies realized in the combination of the three former separate administrative structures. Selling, general and administrative expense includes $795,316 and $633,252 of research and development expense for the six months ended June 30, 2002 and 2001, respectively.

The Company incurred a non-cash charge of $683,178 in connection with the private purchase agreement of Common Stock between certain board members, a majority shareholder and Anthony Johns, former CEO and director. The shares were purchased at a premium over the traded market value. The Company also paid $100,000 to Anthony Johns in connection with such transaction.

Depreciation and amortization decreased $618,187 to $869,733 from $1,487,920 in the prior year period. This decrease was primarily associated with the reduction of intangible assets and as a result of the impairment of such assets recorded in the fourth quarter of 2001.

EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash director settlement charge) was negative $1,237,934 for the six months ended June 30, 2002 as compared to a positive $9,998,493 in the prior year period. The reduction in EBIDTA was primarily the result of the of one-time license fee in connection with patent enforcement activities in 2001 compared to no similar fee in 2002. EBITDA, exclusive of one-time license fee revenue, was negative $1,502,397 for the six months ended June 30, 2001. The $264,463 improvement in EBITDA, exclusive of one-time license fee revenue, was the result of increased efficiency in operations.

Interest income decreased $227,914 to $73,174 for the six month ended June 30, 2002 compared to $301,088 in the prior year period. The decrease in interest income was associated with the reduced average cash and cash equivalent base and the reduced average interest rate in the period ended 2002 compared to 2001.

The tax rate, was approximately 27% and 43% for the six months ended June 30, 2002 and 2001 respectively. The decrease in tax rate and reduction in tax benefit rate is primarily associated with a valuation allowance associated with the benefit arising with foreign operating losses.

Results of Operations- Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues from operations for the three months ended June 30, 2002 decreased $519,035 to $3,137,812 as compared to $3,656,847 in the prior year period. The reduction in revenue was primarily associated with the contract renewal with a major customer at a reduced revenue rate structure and the erosion of the customer base of the acquired operations of the former Celltech operations. The major customer represented 48% and 45% of total revenues for the three months ended June 30, 2002 and 2001, respectively.

Cost of sales for the three months ended June 30, 2002 decreased $354,487 to $1,394,262 as compared to $1,748,749 in the prior year period. The decrease in cost of sales was primarily due to the efficiencies in the consolidation of operations to one facility in the United States. Gross profit was 56% of revenues for the three months ended June 30, 2002 compared to 52% in the prior year period. Exclusive of one-time license fee revenue and costs, gross profit margin amount to 60% for the three months ended June 30, 2002.

Selling, general and administrative expenses for the three months ended June 30, 2002 increased $188,497 to $2,472,166 compared to $2,283,669 in the prior year period is primarily due to an increase in selling costs, non capitalized research and development costs. Selling, general and administrative expense includes $467,442 and $316,929 of research and development expense for the three months ended June 30, 2002 and 2001, respectively.

The Company incurred a non-cash charge of $683,178 in connection with the private purchase agreement of Common Stock between certain board members, a majority shareholder and Anthony Johns, former CEO and director. The shares were purchased at a premium over the traded market value. The Company also paid $100,000 to Anthony Johns in connection with such transaction.

Depreciation and amortization decreased $498,518 to $501,949 from $1,000,467 in the prior year period. This decrease was primarily associated with the reduction of intangible assets as a result of the impairment of such assets recorded in the fourth quarter of 2001.

EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash director settlement charge) was negative $828,616 for the three months ended June 30, 2002 as compared to negative $375,571 in the prior year period. The decrease in EBITDA was primarily associated with an increase in SG&A expenses and non-capitalized research and development costs.

Interest income decreased $117,640 to $22,640 for the three month ended June 30, 2002 compared to $140,280 in the prior year period. The decrease in interest income was associated with the reduced average cash and cash equivalent base and the reduced average interest rate in the period ended 2002 compared to 2001.

The tax rate was approximately 24% and 20% for the three months ended June 30, 2002 and 2001 respectively. The increase tax benefit rate is primarily associated with permanent tax items arising in 2001.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $7,756,262 as of June 30, 2002 compared to $11,362,294 as of December 31, 2001. Cash flow used in operations amounted to approximately $3.2 million and cash used in investing activities amounted to approximately $410,000. Cash provided by financing activities was approximately $4,000. Cash flow used in operations was primarily attributable to loss from operations combined with severance payments, restructuring charges payments, and increased selling expense. Cash flows utilized in investing activities relate to additions of software and equipment. The Company believes it has and will be able to generate adequate resources through operating activities to continue operations, at a minimum for the next twelve months.

The Company derives a substantial portion of its revenues from a single billing and billing analysis customer. This single customer generated approximately $3 and $3.5 million in revenue in the six months and $1.5 and $1.6 million in revenues in the three months ended June 30, 2002 and 2001, respectively. This customer's contract was renegotiated and extended to March 2003, with an automatic annual renewal unless four months prior notification is given. The loss of this customer could have a substantial negative impact on the Company.

The former Celltech's billing business lost two customers during the first half of 2001, which represented 72% of the former Celltech's billing business revenue. The loss of revenue has had an unfavorable impact on the Company. In order to control costs and cash flows the Company decided to combine the former Celltech operation in Houston with the Company's other locations.

The Company had provided for $1,739,000 in restructuring reserve in 2001, which is considered part of the purchase price, to provide for the restructuring costs associated with the consolidation efforts of the Company's various operations. The restructuring reserve amounted to $710,381 as of June 30, 2002.

Adoption of New Accounting Pronouncements

The Company adopted in their entirety Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on July 1, 2001 and January 1, 2002 respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on the Company's financial position or results of operations.

SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 did not have a material impact on the Company's results from operations or financial position as the Company has no goodwill or indefinite lived intangible assets.

Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company believes that the adoption of SFAS No. 144 did not have a material impact on the Company's financial position, cash flows or results of operations.

Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued April 30, 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

On January 1, 2002, Emerging Issues Task Force Number 01-14, "Income Statement Characterization of reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), became effective. EITF 01-14 requires reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company did not report out-of-pocket reimbursements from customers net of the applicable costs. As such, the issuance of EITF 01-14 did not have a material impact on the Company's results of operations.

Cautionary Statements Regarding Forward-Looking Statements

This report contains "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance;
(d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate", "expect", "may", "project", "intend", believes" or similar expressions.

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

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:
         None


ITEM 2 - Changes in Securities:
         None


ITEM 3 - Defaults Upon Senior Securities:
          None


ITEM 4 - Submission of Matters to a Vote of Security Holders:

            The Annual Meeting of the Stockholders of CTI Group (Holdings) Inc. (the "Company"), was held at Market Tower Conference Center,
            10 West Market Street, Indianapolis, Indiana 46204 at 10:30 A.M.


            At the Annual Meeting the following actions were taken:

                a) Class I directors, Harold D. Garrison and Steve Bartkiw, were elected to the Board of Directors of the Company for terms of two years each; Class II directors, Thomas W. Grein and Michael H. Leeds, were elected to the Board of Directors of the Company for terms of three years each. The votes for each director was 24,982,619 for; 12,570 against.

                b) The proposal to amend and restate the 1995 Stock Option and Restricted Stock Plan to, among other things, increase the number of shares of Common Stock that may be issued pursuant to such plan by 2,000,000 shares, was approved. The votes for this proposal was 21,579,709 for; 64,001 against; 15,831 abstain.

                c) The proposal to ratify the appointment of PricewaterhouseCoopers LLP was approved. The votes for this proposal was 24,933,499 for; 0 against; 1,690 abstain.

ITEM 5 - Other Information:
         None

ITEM 6 - Exhibits and Reports on Form 8 - K:

         Exhibit 99.1 - Chief Executive Officer and Chief Financial Officer
                        Certification


         Form 8-K filed June 18, 2002 in connection with the resignation of Anthony P. Johns as director.

         Form 8-K filed June 20, 2002 in connection with a private purchase agreement between certain board members and a shareholder with Anthony
         P. Johns and family for purchase of 1,797,839 shares of common stock for $1,312,422.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/Bradley Houlberg
-------------------
Bradley Houlberg                                           Date: August 14, 2002
Chief Executive Officer



/s/Manfred Hanuschek
--------------------
Manfred Hanuschek                                          Date: August 14, 2002
Chief Financial Officer