Form 10QSB
period 2002-09-30
CTI GROUP HOLDINGS INC
filed 2002-11-14
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR


/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.


                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.


        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                       51-0308583
         --------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)


333 North Alabama Street, Suite 240, Indianapolis, IN             46204
--------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)


                                 (317) 262-4666
                           (Issuer's telephone number)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No     Not Applicable X .
                                                 ---   ---                ---

The number of shares of Class A common stock par value $.01, outstanding as of November 8, 2002 was 26,689,456. As of November 8, 2002, there were 2,833,334 shares of Class B common stock outstanding.


Transitional Small Business Disclosure Format
(check one):  Yes    No  X
                 ---    ---

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                           September 30,       December 31,
                                                                                               2002                2001
                                                                                           ------------        -----------

ASSETS

Cash and cash equivalents                                                                  $ 6,668,419         $11,362,294
Trade accounts receivable, less allowance for doubtful accounts of $110,780 and
         $110,446, respectively                                                              1,578,408           1,451,651
Prepaid expenses                                                                               392,392             312,966
Income taxes refundable                                                                      2,286,222             287,840
Deferred income tax benefit                                                                    344,415             772,470
Other current assets                                                                             6,886               8,251
                                                                                           -----------         -----------
       Total  current assets                                                                11,276,742          14,195,472

Property, equipment, and software net                                                        4,095,170           4,657,389
Intangible assets, net                                                                         842,835           1,063,522
Deferred income tax benefit                                                                        -0-                 -0-
Other assets                                                                                    85,388              13,202
                                                                                           -----------         -----------
       Total assets                                                                        $16,300,135         $19,929,585
                                                                                           -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                           $   397,984         $   478,090
Other accrued expenses                                                                       2,105,520           2,277,689
Current tax liability                                                                            3,005             100,604
Restructuring reserve                                                                          596,960           1,222,303
Deferred revenue                                                                               589,186             766,080
                                                                                           -----------         -----------
       Total current liabilities                                                             3,692,655           4,844,766

Deferred tax liability                                                                         112,215             634,032


Commitments and contingencies

Stockholders' equity

Common stock class A, par value $.01; 47,166,666 shares authorized; 26,689,456 issued          266,895             266,695
and outstanding at September 30, 2002 and 26,669,456 issued and outstanding at
December 31, 2001

Common stock class B, par value $.01; 2,833,334 shares authorized issued and                    28,333              28,333
outstanding at September 30, 2002 and at December 31, 2001

Additional paid-in capital                                                                  23,943,562          23,256,584
Accumulated (deficit)                                                                      (11,570,908)         (8,913,558)
Other comprehensive income - foreign currency translation                                       19,526               4,876
Treasury stock, 140,250 shares at September 30, 2002 and December 31, 2001 at cost            (192,143)           (192,143)
                                                                                           -----------         -----------
       Total stockholders' equity                                                           12,495,265          14,450,787
                                                                                           -----------         -----------
       Total liabilities and stockholders' equity                                          $16,300,135         $19,929,585
                                                                                           ===========         ===========

          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                    Nine months ended
                                                                                                      September 30,
                                                                                               2002                   2001
                                                                                            ------------           ------------
Revenues
  Service and license fee revenue                                                           $  9,072,054           $ 10,360,430
  Patent license fee revenues                                                                        -0-             13,500,000
                                                                                            ------------           ------------
                                                                                               9,072,054             23,860,430
Cost of sales, exclusive of depreciation and amortization
  Services                                                                                     3,731,373              4,579,050
  Patent license fee                                                                             686,714              1,999,110
                                                                                            ------------           ------------
                                                                                               4,418,087              6,578,160

Gross profit                                                                                   4,653,967             17,282,270

Cost and expenses
  Selling, general and administration                                                          5,580,242              6,857,676
  Research and development                                                                     1,301,487              1,012,252
  Depreciation and amortization                                                                1,344,959              2,510,056
  Director settlement                                                                            783,178                    -0-
                                                                                            ------------           ------------
Income (loss) from operations                                                                 (4,355,899)             6,902,286
                                                                                            ------------           ------------
Other income
   Interest income, net of interest expense of $9,857 and $14,304, respectively                (110,501)               (402,938)
   Other income                                                                                    (559)               (125,916)
                                                                                            ------------           ------------
Income (loss) before income taxes                                                             (4,244,839)             7,431,140

Tax (benefit) provision                                                                       (1,587,488)             3,298,645
                                                                                            ------------           ------------
Net income (loss)                                                                             (2,657,351)             4,132,495
                                                                                            ------------           ------------
Other comprehensive income
  Foreign currency translation adjustment                                                         14,650                  6,031
                                                                                            ------------           ------------
Comprehensive income (loss)                                                                 $ (2,642,701)          $  4,138,526
                                                                                            ============           ============


Basic and diluted net income (loss) per common  share                                             $(0.10)                 $0.17

Basic weighted average common shares outstanding                                              26,541,953             24,836,198
Diluted weighted average common shares outstanding                                            26,541,953             24,977,505

           See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                     Three months ended
                                                                                                        September 30,
                                                                                                2002                   2001
                                                                                             -----------            -----------
Revenues
  Service and license fee revenue                                                            $ 2,858,998            $ 3,500,093
  Patent license fee revenues                                                                        -0-                    -0-
                                                                                             -----------            -----------
                                                                                               2,858,998              3,500,093

Cost of sales, exclusive of depreciation and amortization
  Services                                                                                     1,162,506              1,541,881
  Patent license fee                                                                             471,115                    -0-
                                                                                             -----------            -----------
                                                                                               1,633,621              1,541,881

Gross profit                                                                                   1,225,377              1,958,212

Cost and expenses
  Selling, general and administration                                                          1,809,033              2,161,697
  Research and development                                                                       506,171                379,000
  Depreciation and amortization                                                                  475,226              1,022,136
  Director settlement                                                                                -0-                    -0-
                                                                                             -----------            -----------
Loss from operations                                                                          (1,565,053)            (1,604,621)
                                                                                             -----------            -----------

Other income
   Interest income, net of interest expense of $2,146 and $5,161, respectively                   (37,327)              (101,850)
   Other income                                                                                      -0-                (10,216)
                                                                                             -----------            -----------
Loss before income taxes                                                                      (1,527,726)            (1,492,555)

Tax benefit                                                                                     (847,746)              (516,096)
                                                                                             -----------            -----------
Net loss                                                                                        (679,980)              (976,459)
                                                                                             -----------            -----------
Other comprehensive income
  Foreign currency translation adjustment                                                         11,180                 (3,383)
                                                                                             -----------            -----------
Comprehensive loss                                                                           $  (668,800)           $  (979,842)
                                                                                             ===========            ===========

Basic and diluted net loss per common  share                                                      $(0.03)                $(0.04)

Basic weighted average common shares outstanding                                              26,549,206             26,484,144
Diluted weighted average common shares outstanding                                            26,549,206             26,484,144

           See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                     Nine months ended
                                                                                                        September 30,
                                                                                                2002                    2001
                                                                                             -----------            ----------
Cash flows provided by (used in) operating activities:
Net income (loss)                                                                           $(2,657,351)            $4,132,495
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Director settlement non cash charge                                                            683,178                   -0-
  Provision for doubtful accounts                                                                 14,006                   -0-
  Depreciation and amortization                                                                1,344,959             2,510,056
  Deferred income taxes                                                                          (93,761)              319,980
Changes in operating activities:
  Increases in trade receivables                                                                 (53,244)             (316,392)
  Increase in prepaid expenses                                                                   (76,417)              (70,504)
  Decrease (increase)  in other assets                                                           (70,821)                3,779
  Decrease in accounts payable                                                                   (47,484)             (242,996)
  Decrease in other accrued expenses                                                            (831,037)           (1,142,555)
  Increase (decrease) in deferred revenue                                                       (218,871)              138,854
  Increase (decrease) in current taxes payables                                               (2,096,261)            2,098,905
                                                                                             -----------            ----------
  Cash provided by (used in) operating activities                                             (4,103,104)            7,431,622


Cash flows from investing activities:
  Cash of business acquired, net of cash paid                                                        -0-               270,961
  Additions to software and property and equipment                                              (606,591)           (1,664,578)
  Additions to acquisition costs                                                                     -0-              (567,502)
                                                                                             -----------            ----------
  Cash used in investing activities                                                            (606,591)            (1,961,119)

Cash flows from financing activities:
  Repayment of debt                                                                                  -0-               (67,778)
  Exercise of stock options                                                                        4,000                   550
  Payment of patent enforcement actions                                                              -0-              (358,957)
  Reimbursement of patent enforcement actions                                                        -0-               153,219
  Cash distributed to stockholders                                                                   -0-            (3,741,457)
                                                                                             -----------            ----------
  Cash provided by (used in)  financing activities                                                 4,000            (4,014,423)

Effect on foreign currency exchange rates on cash and cash equivalents                            11,820                28,174
                                                                                             -----------            ----------

Increase (decrease) in cash and cash equivalents                                              (4,693,875)            1,484,254
                                                                                             -----------            ----------

Cash and cash equivalents, beginning of  period                                               11,362,294            10,418,582
                                                                                             -----------            ----------

Cash and cash equivalents, end of  period                                                      6,668,419            11,902,836
                                                                                             ===========            ==========

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

On February 12, 2001, Centillion Data Systems, Inc ("Centillion") consummated a merger with CTI Group (Holdings), Inc and Celltech Information Systems Inc. ("Celltech") simultaneously ("the Merger"). The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion and the results of operations subsequent to the Merger date of February 12, 2001 (See Note 3) for the acquired companies of CTI Group (Holdings) and Celltech.

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

NOTE 3: Merger

On February 12, 2001, Centillion Data Systems, Inc. consummated a merger with CTI and Celltech ("the Merger").

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The merger with CTI has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of common stock and control the combined company. The accompanying consolidated financial statements of the Company reflect the historical results of Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of CTI and Celltech.

The former Centillion businesses that are not related to the billing business were transferred prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a promissory note (the "Promissory Note"). The former Centillion shareholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, which included cash of approximately $3.5 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities was accounted for as a spin-off at historical cost, which is less than their fair market value. Therefore, the disposition was accounted for as a distribution to the stockholders. Such Promissory Note is considered as a contingent stock purchase receivable. Principal and interest will be paid as cash proceeds are collected as those businesses that are sold. The Company will issue additional shares of Class A common stock to the former Centillion shareholders for principal payments, at a per share value of 88% average market value of Class A common stock at the time of issuance. If the Promissory Note is not fully paid in five years, it is to be appraised, and shares of the Company's Class A common stock are to be issued for the appraised value at 88% of the average market price. As of September 30, 2002, there has been no cash proceeds on transferred assets which have been sold. The dilutive impact of the shares issued as part of the aforementioned Promissory Note would be approximately 52,795,656 as of September 30, 2002 assuming the appraised value of the note is equal to $10,500,000 and utilizing an average market price of $.226 per share. No such dilutive shares have been included in the weighted average number of shares used to compute earnings per share since the Company has ascribed no net value to the Promissory Note in the financial statement as a result of the uncertainty related to the realizability of such note.

Centillion's former patents, its right to enforce its patents, and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the merger with CTI and Centillion, consideration and in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common based on the value of the Tracking LLC. Until the earlier of February 12, 2003 or the date the original recipients of the consideration under the Merger cease to own 51% of the Company's outstanding common stock (the "Initial Conversion Period"), shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC (excluding certain patents) by (i) the lower of $1.50 or 88% of the average market price of Class A common stock for approximately the first million shares of Class A common stock to be issued, or (ii) 88% of the average market price of Class A common stock for the remainder of any shares of Class A common stock to be issued. For the first 31 days of the three-year period commencing upon the expiration of the Initial Conversion Period, described above, shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the lower of $1.50 or 88% of the average market price of Class A common stock. During the remainder of such three-year period, shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by 88% of the average market price of Class A common stock. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company's equity interest in, or the assets of, the Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company's receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the average market price of Class A common stock. The average market price of Class A common stock at any date will be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date. CDS, an affiliate of Centillion's former stockholders, had originally committed to loan, on a non-recourse basis, up to $2,000,000 to the Tracking LLC to pursue certain patent enforcement actions that existed prior to the Merger. The commitment varies based on the amount repaid by the Tracking LLC and repayments on borrowings are contingent upon proceeds from patent enforcement activities. As of September 30, 2002, there were no amounts outstanding under the CDS loan facility.

As a result of the conversion of the former Centillion's stock into the Company's stock, the former stockholders of Centillion hold a majority of the outstanding voting stock of the Company. Therefore, the merger between Centillion and CTI was accounted for as a reverse purchase acquisition. All direct legal and other fees related to the merger incurred by Centillion have been included in the total consideration. Total consideration in connection with the merger with CTI amounted to $12,430,568 which included $1,613,140 in acquisition costs and the remainder of the consideration in the form of Class A common stock and Class B common stock.

In February 2001, the Company also acquired Celltech, a provider of customer billing management systems, and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were held in escrow contingent upon the attainment of certain predetermined net revenue levels of Celltech's largest customer. Subsequent to the merger with Celltech, only 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532, which included cash of $262,599, acquisition costs and restructuring costs of $1,700,115. The remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.

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

The following table summarizes the unaudited pro forma combined results of operations for the nine months ended September 30, 2001, as if the Merger had taken place at the beginning of the period:


                                                              2001
                                                             ------

Revenues                                                   $24,428,080
                                                           -----------
Net income                                                 $ 3,615,280
                                                           ===========
Basic and diluted income
    per common share                                             $0.15
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

Intangible assets consist of the following:

                                        As of September 30, 2002
                                       --------------------------
                                   Gross Carrying          Accumulated
                                       Amount              Amortization
                                   --------------          ------------

Amortized intangible assets
     Patents                         $  344,850            ($186,011)
     Customer base                      426,813              (92,933)
     Other intangibles                  493,672             (143,556)
                                     ----------            ---------
       Total                         $1,265,335            ($422,500)
                                     ==========            =========

Amortization expense for the nine and three months ended September 30, 2002 was $220,688 and $73,563, respectively. The estimated aggregate amount of amortization expense in each of the next five years, beginning with 2002, is approximately $294,000 in 2002, $294,000 in 2003, $274,000 in 2004, $117,000 in
2005, and $23,000 in 2006.

At September 30, 2001, goodwill had a carrying amount of $16.9 million, of which $3.5 million was associated with the BCC segment and $13.4 million was associated with the Telemanagement segment. A reconciliation of reported net income for the nine and three months ended September 30, 2001 as adjusted for the effects of our initially applying FAS 142 to exclude amortization expense related to goodwill not amortized, net of related income tax effects, is as follows:

                                                                   Nine months ended     Three months ended
                                                                   September 30, 2001    September 30, 2001
                                                                  -----------------------------------------
Reported net income (loss)                                             $4,138,526            $(979,842)
Add back: Goodwill amortization                                         1,948,202              811,384
                                                                       -------------------------------
Adjusted net income (loss)                                             $6,086,728            $(168,458)
                                                                       ===============================
Basic and diluted earnings per share:
   Reported net income (loss)                                               $0.17               $(0.04)
   Goodwill amortization                                                     0.08                 0.03
                                                                       -------------------------------
   Adjusted net income (loss)                                               $0.25               $(0.01)
                                                                       ===============================

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

NOTE 5:  Business Restructuring Charge

In connection with the Merger, the Company announced a restructuring plan (the "Plan") to streamline cost structures and consolidate operations, which related primarily to the former CTI operations in Valley Forge and the former Celltech operations in Houston. The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger transaction. The restructuring liability which is comprised primarily of noncancellable lease obligations and severance costs amounted to $596,960 as of September 30, 2002 and $1,222,303 as of December 31, 2001. The reduction in the liability for restructuring costs primarily relates to severance payments of $306,982 for terminated employees and continued payments of $273,265 under noncancellable lease obligations. Although the company's restructuring plan is completed, the liability relates primarily to the estimated remaining payments of noncancellable leases in Valley Forge and Houston. The Company is actively looking for replacement tenants or to sublease the office space for which the Company is bound by noncancellable leases.

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

                                                           For the Three Months Ended           For the Nine Months Ended
                                                                   September 30,                       September 30,
                                                         ------------------------------       -----------------------------
                                                            2002                2001             2002               2001
                                                         ----------          ----------       -----------        ----------
Net income (loss)                                        $ (679,980)         $ (976,459)      $(2,657,351)       $4,132,495
                                                         ==========          ==========       ===========        ==========


Average shares of common stock outstanding used
to compute basic earnings per share                      26,549,206          26,484,144        26,541,953        24,836,198
Additional common shares to issued assuming
exercise of stock options                                        --                  --                --           141,307
                                                         ----------          ----------       -----------        ----------

Average shares of common and common equivalent
stock outstanding used to compute diluted
earnings per share                                       26,549,206          26,484,144        26,541,953        24,977,505
                                                         ==========          ==========        ==========        ==========

Net income (loss) per share - Basic:
                                                         ----------          ----------       -----------        ----------
Net income (loss) per share                                  $(0.03)             $(0.04)           $(0.10)            $0.17
                                                         ==========          ==========        ==========        ==========

Weighted average common shares outstanding               26,549,206          26,484,144        26,541,953        24,836,198
                                                         ==========          ==========        ==========        ==========

Net income (loss) per share - Diluted:
                                                         ----------          ----------       -----------        ----------
Net income (loss) per share                                  $(0.03)             $(0.04)           $(0.10)            $0.17
                                                         ==========          ==========        ==========        ==========

Weighted average common and common equivalent
shares outstanding                                       26,549,206          26,484,144        26,541,953        24,977,505
                                                         ==========          ==========        ==========        ==========

The diluted share basis for the three and nine months ended September 30, 2002 excludes stock options due to their anti-dilutive effect as a result of the Company's net loss from operations. The impact of the outstanding stock options, using the treasury stock method, for three and nine months ended September 30, 2002 results in diluted weighted shares outstanding of 26,554,031 and 26,630,080, respectively. The diluted share basis for the three months ended September 30, 2001 also excludes stock options due to their anti-dilutive effect.

The Company has a series of Class B common shares that can be converted under certain circumstances to Class A common shares dependent on the value of the Tracking LLC (see Note 3). The conversion is based on the pretax, recorded value of Tracking LLC and 88% of the respective average market value of the Company's Class A common shares for the twenty day period prior to conversion. Based on the Tracking LLC's recorded book value of $65,633 as of September 30, 2002, the dilutive impact of the conversion of Class B common shares to Class A common shares would be 339,013. The Company believes that the fair value of the Tracking LLC is significantly greater than the book value of Tracking LLC, which could result in significant dilution to Class A common stockholders. The dilutive impact of the common shares has been excluded due to their anti-dilutive effect as a result of the net loss from operations. No shares would be converted at September 30, 2002 based on the conversion formula.

The dilutive impact of the shares issued as part of the aforementioned Promissory Note would be approximately 52,795,656 as of September 30, 2002 assuming the appraised value of the note is equal to $10,500,000 and utilizing an average market price of $.226 per share. No such dilutive shares have been included in the weighted average number of shares used to compute earnings per share since the Company has ascribed no net value to the Promissory Note in the financial statements as a result of the uncertainty related to the realizability of such note. (see Note 3).

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

The accounting policies for segment reporting are the same as those described in
Note 1 of the Notes to Consolidated Financial Statements in the Company's 2001 form 10KSB. Summarized financial information concerning the Company's reportable segments for the nine and three months ended September 30, 2002 is shown in the following table.

                                            Nine Months                                    Three Months
                           ----------------------------------------------------------------------------------------------
                            Billing and                                     Billing and
                           Customer Care   Telemanagement   Consolidated   Customer Care   Telemanagement   Consolidated
                           -------------- ----------------- -------------- -------------- ----------------- -------------
          2002
--------------------------

Total assets                  14,506,650        1,793,485     16,300,135     14,506,650         1,793,485     16,300,135
Long-lived assets              4,168,930          854,463      5,023,393      4,168,930           854,463      5,023,393
Net revenues                   6,331,194        2,740,860      9,072,054      2,009,000           849,998      2,858,998
Gross Profit                   3,554,795        1,785,886      5,340,681      1,166,194           545,975      1,712,169
Operating income (loss)
before corporate expenses
and taxes                        567,399          (81,210)       486,189        162,652           (24,228)       138,424
Depreciation and
Amortization                   1,041,492          286,205      1,327,697        375,924            98,232        474,156
Net loss before corporate
expenses and taxes              (468,569)        (363,417)      (831,986)      (218,178)         (121,588)      (339,766)
Corporate expenses                                            (3,412,853)                                     (1,187,960)
Taxes benefit                                                  1,587,488                                         847,746
Net loss                                                      (2,657,351)                                       (679,980)


          2001
--------------------------

Total assets                  10,248,298        9,681,287     19,929,585     10,248,298         9,681,287     19,929,585
Long-lived assets              4,607,215        1,126,898      5,734,113      4,607,215         1,126,898      5,734,113
Net revenues                  21,240,778        2,619,651     23,860,430      2,427,846         1,072,247      3,500,093
Gross Profit                  15,590,986        1,691,367     17,282,353      1,214,152           744,060      1,958,212
Operating income (loss)
before corporate expenses
and taxes                     12,186,544          141,019     12,327,563        290,266           224,055        514,321
Depreciation and
Amortization                     867,420           56,253      2,510,057        362,198            22,989      1,022,136
Net income (loss) before
corporate expenses and
taxes                         11,586,394           84,766     10,346,361        (71,932)          201,066       (395,750)
Corporate expenses                                            (2,915,141)                                     (1,096,807)
Taxes benefit (provision)                                     (3,298,645)                                        516,096
Net income (loss)                                              4,132,575                                        (976,460)

The following table presents net revenues by geographic location:

                                            Nine Months                                    Three Months
                           ----------------------------------------------------------------------------------------------
                           United States   United Kingdom   Consolidated  United States   United Kingdom   Consolidated
                           -------------- ---------------- -------------- -------------- ----------------- --------------
          2002
--------------------------

Total assets                  14,592,789        1,707,346     16,300,135     14,592,789         1,707,346     16,300,135
Long-lived assets              4,220,575          802,818      5,023,393      4,220,575           802,818      5,023,393
Net revenues                   6,736,516        2,335,538      9,072,054      2,096,751           762,247      2,858,998
Gross Profit                   3,610,703        1,729,978      5,340,681      1,173,211           538,958      1,712,169
Operating income
before corporate expenses
and taxes                        482,126            4,063        486,189        170,975           (32,551)       138,424
Depreciation and
amortization                   1,059,878          267,819      1,327,697        381,366            92,790        474,156
Net loss before corporate
expenses and taxes              (571,727)        (260,259)      (831,986)      (217,922)         (121,844)      (339,766)
Corporate expenses                                            (3,412,853)                                     (1,187,960)
Taxes benefit                                                  1,587,488                                         847,746
Net loss                                                      (2,657,351)                                       (679,980)


          2001
--------------------------

Total assets                  17,750,327        2,179,258     19,929,585     17,750,327         2,179,258     19,929,585
Long-lived assets              4,677,198        1,056,915      5,734,113      4,677,198         1,056,915      5,734,113
Net revenues                  21,659,132        2,201,298     23,860,430      2,559,153           940,940      3,500,093
Gross Profit                  15,702,199        1,580,154     17,282,353      1,237,389           720,823      1,958,212
Operating income (loss)
before corporate expenses
and taxes                     12,126,547          201,016     12,327,563        266,338           247,983        514,321
Depreciation and
amortization                   2,453,804           56,253      2,510,057        999,147            22,989      1,022,136
Net income (loss) before
corporate expenses and
taxes                         10,201,598          144,763     10,346,361       (620,744)          224,994       (395,750)
Corporate expenses                                            (2,915,141)                                     (1,096,807)
Taxes benefit (provision)                                     (3,298,645)                                        516,096
Net income (loss)                                              4,132,575                                        (976,460)

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations Background

CTI Group (Holdings) Inc. and subsidiaries (the "Company" or "CTI") designs, develops, markets and supports billing and data management software and services.

The Company is comprised of two business segments: Billing and Customer Care ("BCC") and Telemanagement ("Telemanagement"). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts; generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs.

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger with CTI and Celltech Information Systems ("Celltech"), a provider of customer billing management systems, and other services simultaneously ("the Merger").

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The merger with CTI has been accounted for as a reverse purchase acquisition because former Centillion shareholders own a majority of the outstanding shares of the Company's common stock and control the combined company. Since Centillion was the acquirer, all direct legal and other fees related to the CTI merger incurred by Centillion have been included in the total consideration. Total consideration in connection with the merger with the former CTI amounted to $12,430,568 which included $1,613,140 in acquisition, legal, and other costs and the remainder of the consideration in the form of Class A common stock and Class B common stock.

Prior to the Merger, Centillion divested itself of all businesses other than its BCC business. Prior to the closing, the transferred entities were sold to a limited liability company, CDS Holdings LLC ("CDS") which is owned by the former stockholders of Centillion. Along with the transferred entities, Centillion transferred to CDS cash, certain employees (including assets and liabilities related to such employees), and other miscellaneous assets. The sale price for the transferred entities and the other assets being transferred was approximately $10.5 million. The purchase price was satisfied by CDS giving Centillion a promissory note (the "CDS Note"), which was acquired by the Company as a result of the CTI merger. The Company has ascribed no net value to the CDS Note as of September 30, 2002 in its financial statements as a result of the uncertainty related to the realizability of such note.

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

The procedure described above was intended to provide Centillion stockholders with corresponding payment in Class A common stock for the CDS Note. Rather than just relying on a current appraisal, this method allows for Class A common stock to be issued during the first five years only when actual payments are received. In order to comply with requirements under Internal Revenue Service Regulations for the Merger to be a tax-free transaction for Centillion's stockholders the appraisal and final issuance of Class A common stock can occur no later than five years after closing of the Merger. However, since there may not be sufficient cash in CDS at the time of issuance, the parties agreed to defer the Company's receipt of cash for those shares until the maturity date of the CDS Note, two and one-half years later, in order to allow additional time for CDS to liquidate its assets. There is a risk that Class A common stock will be issued at the end of five years and that CDS will default on the CDS Note when it is due two and one-half years later, resulting in the issuance of shares of Class A common stock essentially for no consideration.

Centillion's former patents, its right to enforce its patents, and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration, in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of the Tracking LLC. Until the earlier of February 12, 2003 or the date the original recipients of the consideration under the Merger cease to own 51% of the Company's outstanding common stock (the "Initial Conversion Period"), shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC (excluding certain patents) by (i) the lower of $1.50 or 88% of the average market price of Class A common stock for approximately the first million shares of Class A common stock to be issued, or (ii) 88% of the average market price of Class A common stock for the remainder of any shares of Class A common stock to be issued. For the first 31 days of the three-year period commencing upon the expiration of the Initial Conversion Period, described above, shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the lower of $1.50 or 88% of the average market price of Class A common stock. During the remainder of such three-year period, shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by 88% of the average market price of Class A common stock. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company's equity interest in, or the assets of, the Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company's receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the average market price of Class A common stock. The average market price of Class A common stock at any date will be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date.

At the time of the Merger, CDS, an affiliate of Centillion's former stockholders committed to loan, on a non-recourse basis, up to $2,000,000 ("CDS Loan Facility") to the Tracking LLC to pursue certain patent enforcement actions. The CDS Loan Facility reduces by the amount repaid by the Tracking LLC. Repayments of such borrowings are contingent upon and are to be repaid from and to the extent there are proceeds from patent enforcement activities existing at the time of the Merger. As of September 30, 2002, there were no amounts outstanding under the CDS Loan Facility.

In 2001, prior to the Merger the Company recognized $13.5 million in one-time license fee revenue along with $1,999,110 in related costs associated with patent enforcement activities. As of September 30, 2002, the Tracking LLC had net proceeds of negative $14,883 of which $436,253 of the proceeds are related to proceeds from patent enforcement activities existing at the date of the Merger and negative $451,137 of the proceeds were utilized in enforcement activities arising after the Merger date. The net proceeds were commingled with the Company's cash and cash equivalents to fund future enforcement activities. It is the Company's intention to utilize net proceeds related to patent enforcement activities existing at the date of the Merger prior to accessing the CDS Loan Facility.

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

Results of Operations-Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30,2001

Revenues from operations for the nine months ended September 30, 2002 decreased $14,788,376 to $9,072,054 as compared to $23,860,430 in the prior year period. The decrease in revenue was primarily the result of one-time license fee revenue of $13.5 million in the nine months ending September 30, 2001 and no similar fee in the same period in 2002. The reduction in revenue, exclusive of the one-time license fee in connection with patent enforcement activities, was primarily associated with the contract renewal with a major customer at a reduced revenue rate structure and the erosion of the customer base of the acquired operations of the former Celltech operations. The major customer represented 49% and 50% of total revenues for the nine months ended September 30, 2002 and 2001, respectively, exclusive of one-time license fee in connection with patent enforcement activities.

Cost of sales for the nine months ended September 30, 2002 decreased $2,160,073 to $4,418,087 as compared to $6,578,160 in the prior year period. The decrease in cost of sales was primarily due to a $1,312,396 decrease in patent license fees associated with patent litigation and decreased costs associated with production efficiencies created by the consolidation of facilities along with the reduction of revenues and associated costs. Gross profit was 51% of revenues for the nine months ended September 30, 2002 compared to 72% in the prior year period. Exclusive of one-time license fee revenues, cost of sales for the nine months ended September 30, 2002 decreased $847,677 to $3,731,373 as compared to $4,579,050 in the prior period due to increased processing and production efficiencies. Exclusive of one-time license fee revenue and costs, gross profit increased to 59% of revenues for the nine months ended September 30, 2002 as compared to 56% of revenue in the nine months in the prior year period. Patent license fee costs relate primarily to patent enforcement activities.

Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased $1,277,434 to $5,580,242 compared to $6,857,676 in the prior year period due to a reduction in general and administrative costs as a result of efficiencies realized in the combination of the three former separate administrative structures. Research and development costs increased $289,235 to $1,301,487 as compared to $1,012,252 in the prior year period due to reduced activities on capitalizable projects in 2002 than in 2001.

The Company incurred a non-cash charge of $683,178 in connection with the private purchase agreement of common stock between certain board members, a majority shareholder and Anthony Johns, former CEO and director. The shares were purchased at a premium over the traded market value. The Company also paid $100,000 to Anthony Johns in connection with such transaction.

Depreciation and amortization decreased $1,165,097 to $1,344,959 from $2,510,056 in the prior year period. This decrease was primarily associated with the reduction of intangible assets and as a result of the impairment of such assets recorded in the fourth quarter of 2001.

EBITDA (earnings before interest, taxes, depreciation, amortization, and non-cash director settlement charge) was negative $2,327,762 for the nine months ended September 30, 2002 as compared to a positive $9,412,342 in the prior year period. The reduction in EBITDA was primarily the result of a one-time license fee in connection with patent enforcement activities in 2001 compared to no similar fee in 2002. EBITDA, exclusive of patent license fees, was negative $1,641,048 for the nine months ended September 2002 compared to negative $2,088,548 for the nine months ended September 30, 2001. The $447,500 improvement in EBITDA, exclusive of one-time license fee revenue, was the result of increased gross profit margin and reduced selling, general and administrative expenses offset by decreased revenues.

Interest income decreased $292,437 to $110,501 for the nine months ended September 30, 2002 compared to $402,938 in the prior year period. The decrease in interest income was associated with the reduced average cash and cash equivalent base and the reduced average interest rate in the period ended 2002 compared to 2001.

The tax rate was approximately 37% and 44% for the nine months ended September 30, 2002 and 2001 respectively. The decrease in tax rate and reduction in tax benefit rate is primarily associated with a valuation allowance associated with the benefit arising with foreign operating losses.

Results of Operations-Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues from operations for the three months ended September 30, 2002 decreased $641,095 to $2,858,998 as compared to $3,500,093 in the prior year period. The reduction in revenue was primarily associated with the contract renewal with a major customer at a reduced revenue rate structure and the erosion of the customer base of the acquired operations of the former Celltech operations. The major customer represented 51% and 45% of total revenues for the three months ended September 30, 2002 and 2001, respectively.

Cost of sales for the three months ended September 30, 2002 increased $91,740 to $1,633,621 as compared to $1,541,881 in the prior year period. The increase in cost of sales was primarily due to increased patent enforcement fees. Gross profit was 43% of revenues for the three months ended September 30, 2002 compared to 56% in the prior year period. Exclusive of one-time license fee revenue and costs, gross profit margin amounted to 60% for the three months ended September 30, 2002.

Selling, general and administrative expenses for the three months ended September 30, 2002 decreased $352,664 to $1,809,033 compared to $2,161,697 in the prior year period is primarily due to efficiencies gained in the consolidation of facilities. Research and development costs increased $127,171 from $379,000 to $506,171 due to an increase in non-capitalizable costs.

Depreciation and amortization decreased $546,910 to $475,226 from $1,022,136 in the prior year period. This decrease was primarily associated with the reduction of intangible assets as a result of the impairment of such assets recorded in the fourth quarter of 2001.

EBITDA (earnings before interest, taxes, depreciation, amortization, and non-cash director settlement charge) was negative $1,089,827 for the three months ended September 30, 2002 as compared to negative $582,485 in the prior year period. The decrease in EBITDA was primarily associated with an decrease in revenue and an increase in patent enforcement costs.

Interest income decreased $64,523 to $37,327 for the three months ended September 30, 2002 compared to $101,850 in the prior year period. The decrease in interest income was associated with the reduced average cash and cash equivalent base and the reduced average interest rate in the period ended 2002 compared to 2001.

The tax rate was approximately 55% and 35% for the three months ended September 30, 2002 and 2001 respectively. The increase in tax benefit rate is primarily associated with permanent tax items arising in 2001.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $6,668,419 as of September 30, 2002 compared to $11,362,294 as of December 31, 2001. Cash flow used in operations amounted to approximately $4.1 million and cash used in investing activities amounted to approximately $607,000. Cash provided by financing activities was approximately $4,000. Cash flow used in operations was primarily attributable to loss from operations combined with severance payments, and restructuring charges payments. Cash flows utilized in investing activities relate to additions of software and equipment. The Company believes it has and will be able to generate adequate resources through operating activities to continue operations for the next twelve months.

The Company derives a substantial portion of its revenues from a single billing and billing analysis customer. This single customer generated approximately $4.4 and $5.1 million in revenue in the nine months and $1.5 and $1.6 million in revenues in the three months ended September 30, 2002 and 2001, respectively. This customer's contract was renegotiated and extended to March 2003, with an automatic annual renewal unless four months prior notification is given. The loss of this customer could have a substantial negative impact on the Company.

The former Celltech's billing business lost two customers during the first half of 2001, which represented 72% of the former Celltech's billing business revenue. The loss of revenue has had an unfavorable impact on the Company. In order to control costs and cash flows the Company decided to combine the former Celltech operation in Houston with the Company's other locations.

The Company had provided for $1,739,000 in restructuring reserve in 2001, which is considered part of the purchase price, to provide for the restructuring costs associated with the consolidation efforts of the Company's various operations. The restructuring reserve amounted to $596,960 as of September 30, 2002.

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

On January 1, 2002, Emerging Issues Task Force Number 01-14, "Income Statement Characterization of reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), became effective. EITF 01-14 requires reimbursements received for out-of-pocket expenses to be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company did not report out-of-pocket reimbursements from customers net of the applicable costs. As such, the issuance of EITF 01-14 did not have a material impact on the Company's results of operations.

Cautionary Statements Regarding Forward-Looking Statements

This report contains "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance;
(d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate", "expect", "may", "project", "intend", "believes", or similar expressions.

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

Item 3

Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or and its "internal controls and procedures for financial reporting" ("Internal Controls" ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:
         None

ITEM 2 - Changes in Securities:
         None

ITEM 3 - Defaults Upon Senior Securities:
         None

ITEM 4 - Submission of Matters to a Vote of Security Holders:
         None

ITEM 5 - Other Information:
         None

ITEM 6 - Exhibits and Reports on Form 8-K:

         Exhibit 99.1-Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
         Exhibit 99.2-Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





/s/Bradley Houlberg
-------------------
Bradley Houlberg                                    Date: November 14, 2002
Chief Executive Officer




/s/Manfred Hanuschek
--------------------
Manfred Hanuschek                                   Date: November 14, 2002
Chief Financial Officer

                                 CERTIFICATIONS

I, Bradley Houlberg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CTI Group (Holdings) Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                        /s/Bradley Houlberg
                                        ----------------------
                                        Bradley Houlberg
                                        Chief Executive Officer
                                        (principal executive officer)

I, Manfred Hanuschek, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CTI Group (Holdings) Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                       /s/Manfred Hanuschek
                                       --------------------
                                       Manfred Hanuschek
                                       Chief Financial Officer
                                       (principal financial officer)