Form 10KSB
period 2002-12-31
CTI GROUP HOLDINGS INC
filed 2003-04-15
CIK 355627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                               Identification No.)

            333 North Alabama St., Suite 240, Indianapolis, IN       46204
                 (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number (317) 262-4666

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                 Class A Common Stock, Par Value $.01 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $11,801,538.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer based on the average of the high and low prices of Class A common stock on April 8, 2003 was $1,214,147.

As of April 8, 2003, the number of shares of Class A common stock outstanding was 26,549,206, the number of shares of Class B common stock outstanding was 2,833,334. As of April 8, 2003, Treasury Stock included 140,250 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

                            CTI GROUP (HOLDINGS) INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

ITEM                                                                                                  PAGE
NO.                                                                                                    NO.
---                                                                                                    ---
                                    PART I
 1.  Description of Business                                                                             5
 2.  Description of Property                                                                            17
 3.  Legal Proceedings                                                                                  17
 4.  Submission of Matters to a Vote of Security Holders                                                18

                                     PART II
 5.  Market for Common Equity and Related Stockholder Matters                                           19
 6.  Management's Discussion and Analysis or Plan of Operation                                          19
 7.  Financial Statements                                                                               28
 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               51

                                    PART III
 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
     with Section 16(a) of the Exchange Act                                                             52
10.  Executive Compensation                                                                             52
11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
     Matters                                                                                            52
12.  Certain Relationships and Related Transactions                                                     52

                                     PART IV
13.  Exhibits and Reports on Form 8-K                                                                   53
14.  Controls and Procedures                                                                            55

SIGNATURES                                                                                              56
CERTIFICATIONS                                                                                          57

Forward-Looking Statements

This Annual Report on Form 10-KSB (the "Annual Report") contains "forward-looking" statements. CTI Group (Holdings) Inc. (the "Company") is including this cautionary statement regarding forward-looking statements for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to:

     o projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;
     o statements of plans and objectives of the Company or its management or Board of Directors;
     o statements of future economic performance;
     o statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and
     o any statements using the words such as "anticipate", "expect", "may", "project", "intend" or similar expressions.

   The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Annual Report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein: ability to attract and retain customers to purchase its products, ability to commercialize and market products, results of research and development, technological advances by third parties and competition, future capital needs of the Company, dependence upon key personnel and general economic and business conditions, ability to obtain settlements in connection with its patent enforcement activities. The Company disclaims any intent or obligations to update forward-looking statements contained in the Annual Report.

                                     PART I

Item 1.  Description of Business

Background

CTI Group (Holdings) Inc. and subsidiaries (the "Company" or "CTI") design, develop, market and support billing and data management software and services.

The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware in 1988, pursuant to a merger of CTI into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.

The Company is comprised of three business segments: Billing and Customer Care ("BCC"), Telemanagement ("Telemanagement") and Patent Enforcement Activities ("Patent Enforcement"). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company's intellectual property, patents and other intellectual property.

Merger

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger (the "Merger") with the Company. Simultaneous with the Merger with Centillion, the Company acquired Celltech Information Systems, Inc. ("Celltech").

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger with Centillion has been accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company's common stock and control the Company after the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for CTI and Celltech.

The former Centillion businesses that are not related to the billing business were transferred in 2000 and 2001 prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a promissory note (the "Promissory Note"). The former Centillion stockholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, and included cash of approximately $3.5 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. The Promissory Note is considered as a contingent stock purchase receivable. Principal and interest is intended to be paid as cash proceeds are collected as those businesses that are sold. The Company will issue additional shares of Class A common stock to the former Centillion stockholders for principal payments, at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Promissory Note is not fully paid in five years from the date of the Merger, it is to be appraised, and shares of the Company's Class A common stock are to be issued for the appraised value at 88% of the average market price. As of December 31, 2002, there have been no cash proceeds on transferred assets, which have been sold. The dilutive impact of the shares issued as part of the aforementioned Promissory Note would be approximately 57,921,448, as of December 31, 2002, assuming the appraised fair value of the Promissory Note is equal to the face value and utilizing an average market price of approximately $.21 per share. No such dilutive shares have been included in the weighted average number of shares used to compute earnings per share since the Company has ascribed no net value to the Promissory Note in the financial statements as a result of the uncertainty related to the realizability of such note and such shares are antidilutive. The Company believes that the current fair value of the underlying net assets of the Promissory Note is substantially less than $10.5 million. There is no recorded net value of the Promissory Note receivable as of December 31, 2002.

Centillion's patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Centillion Data Systems, LLC" or "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common based on the value of the Tracking LLC. Until the earlier of February 12, 2003 or the date the original recipients of the consideration under the Merger cease to own 51% of the Company's outstanding common stock (the "Initial Conversion Period"), shares of Class B common stock could have been converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC (excluding certain patents) by (i) the lower of $1.50 or 88% of the average market price of Class A common stock for approximately the first million shares of Class A common stock to be issued, and
(ii) 88% of the average market price of Class A common stock for the remainder of any shares of Class A common stock to be issued. For the first 31 days of the three-year period commencing upon the expiration of the Initial Conversion Period, described above (i.e., until March 16, 2003), shares of Class B common stock could have been converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the lower of $1.50 or 88% of the average market price of Class A common stock. During the remainder of such three-year period, shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by 88% of the average market price of Class A common stock. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company's equity interest in, or the assets of, the Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company's receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the average market price of Class A common stock. The average market price of Class A common stock at any date will be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date. CDS, an affiliate owned by Centillion's former stockholders, had originally committed to loan, on a non-recourse basis, up to $2.0 million to the Tracking LLC to pursue certain patent enforcement actions that existed prior to the Merger. The commitment varies based on the amount repaid by the Tracking LLC and repayments on borrowings are contingent upon proceeds from patent enforcement activities. As of December 31, 2002, there were no amounts outstanding under the CDS loan facility.

As a result of the conversion of the former Centillion's stock into the Company's stock, the former stockholders of Centillion hold a majority of the outstanding voting stock of the Company. Therefore, the Merger was accounted for as a reverse purchase acquisition. All direct legal and other fees related to the Merger incurred by Centillion have been included in the total consideration. Total consideration in connection with the Merger amounted to $12,430,568, which included $1,613,140 in acquisition and restructuring costs, the remainder of the consideration was in the form of Class A common stock and Class B common stock.

In February 2001, the Company also acquired Celltech, a provider of customer billing management systems and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were held in escrow contingent upon the attainment of certain predetermined net revenue levels of Celltech's largest customer. Subsequent to the Celltech acquisition, 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532, which included cash, acquisition costs and restructuring costs of $1,700,115. The remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.

The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated goodwill and intangibles in connection with the Merger were estimated to have various estimated lives ranging from 6 months to 7.5 years.

In November 2001, the Company recorded an impairment charge of $14,060,595 primarily related to the write-down of goodwill associated with the acquisition of former CTI Group (Telemanagement segment) and Celltech Information Systems (BCC segment). The goodwill and intangibles were created by purchase accounting treatment of the Merger transaction that closed in February 2001. Subsequent to the Merger, sales and operating profit from the acquired products did not meet the projections that were originally used to determine the purchase price for the business. Also, due to the negative trends in the telecommunications marketplace, the significant erosion in customer base and due to the fact that certain purchased products and technology will not be supported in the future, management determined that the impairment charge was warranted.

Restructuring Plan

In connection with the Merger and acquisition, the Company announced a restructuring plan (the "Plan") to streamline cost structures and consolidate operations, which related primarily to the former CTI operations in Valley Forge and the former Celltech operations in Houston. The Company had recognized a liability of $1,739,409 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger. The restructuring costs were assumed in the purchase business combination and included in the allocation of the acquisition cost. The restructuring liability, which is comprised primarily of noncancellable lease obligations amounted to $495,637 as of December 31, 2002. The reduction in the liability for restructuring costs primarily relates to severance payments of approximately 60 employees terminated in the Plan. The remaining liability for restructuring costs relates to close down costs associated primarily with non-cancelable lease obligations. The Plan was substantially completed by March 2003. During 2002, the Company terminated the Valley Forge lease. In January 2003, the Company terminated the Houston office lease.

Products, Services, and Markets

The Company is comprised of three business segments: BCC, Telemanagement and Patent Enforcement.

Billing and Customer Care

BCC designs, develops and provides software for customer care and billing and electronic bill presentment and analysis and services to wireline, wireless and convergent providers of telecommunications services. BCC software and services are used primarily by telecommunications services providers to manage customer relationships, generate bills and manage customer support functions.

BCC Market

CTI estimates the North American annual market for BCC products and services will grow to approximately $2.3 billion in the year 2003. The global market for BCC products and services is estimated to be $4.4 billion for the year 2003.

The telecommunications industry, as it relates to BCC market segment, may be defined as those service providers who sell, resell, wholesale, or otherwise supply voice, data, video and other content delivery methods to consumers, businesses, government agencies and other end-users. This definition applies to a broad range of services including, but not necessarily limited to:

     o wireline and long distance;
     o wireless telephony and data;
     o messaging and paging;
     o IP telephony and data;
     o DSL/cable/broadband services; and
     o satellite telephony and data.

Providers of these services are typically carriers who fall into regulatory categories that include:

     o regional bell operating companies (RBOCs);
     o independent local exchange carriers (ILECs);
     o competitive access providers (CAPs);
     o competitive local exchange carriers (CLECs);
     o interexchange carriers (IXCs);
     o wireless carriers;
     o satellite service providers;
     o IP and data services providers; and
     o cable/broadband service providers.

Since the Telecommunications Act of 1996, which opened up the local service markets, previously dominated by the RBOC'S, to competition, the nature, size, and needs of the telecommunications industry have changed dramatically. Numerous competitive local service providers emerged to exploit the newly opened and historically lucrative markets. Often these entities were over-capitalized but under prepared for the task of breaking decades of brand loyalty and service level expectations previously built by the RBOCs. In all cases, providers moved to expand service portfolios across multiple platforms.

Added to the broad opportunities presented by deregulation, is a continued demand for Internet-based services. This combined with a maturing wireless arena has resulted in an industry that is seeking new and better support systems that transcend complex and multiple service delivery technologies.

The following market drivers are consistent across the telecommunications industry segments targeted by CTI. Each of these drivers is expected to positively impact the Company's growth strategies and represents rationale in support of the Company's strategic business positioning. The following trends are concurrent and are predicted to enhance the market acceptance of the Company's MagnaFlex(R) product and the growing demand for the customer bill analysis capabilities provided by the Company's SmartBill(R) product.

Convergence and Complexity - Since the Telecommunications Act of 1996, the nature, size, needs and complexity of the industry have changed dramatically. A period of consolidation and service expansion occurred that narrowed the playing field at the top but gave way to broad opportunities in regional and smaller markets.

Competitive local service providers emerged to exploit the historically lucrative local markets.

In all cases, service providers moved to expand service offerings (local and long distance, voice and data, wireline and wireless, alternative access, DSL, cable and video) and pursue a one-stop-shop relationship with the customer. This is the Integrated Communications Provider ("ICP") model. The convergence of products and the resulting bundling of services continues to be a competitive imperative.

Many service providers are achieving the ICP model via acquisition and resale; however, organizations are attempting to avoid the inherent systems "silo" trap. This is especially applicable to billing and conventional customer management systems. Accordingly, billing and customer care systems providers must deliver a viable, integrated, convergent billing and customer care infrastructure that will support the seamless combination of all services purchased by and delivered to the end users of its telecommunications provider clients.

Customer Relationship Management ("CRM") - The Internet is redefining the relationship between service providers and their customers and the industry is moving to streamline its scope of interaction with customers and prospects alike.

The demand for Web-enabled customer care and billing functionality presents an opportunity for service providers to reduce costs by transitioning certain tasks directly to customers. A provider that can successfully migrate customer support functions onto the Web and into the hands of the customer can drive down costs, drive up profits and increase customer satisfaction by enabling the customer to save time, enhance convenience, and provide a greater personal level of account control.

Outsource/Service Bureau - The providers in the telecommunications industry today are demonstrating increasing reluctance to own or manage any system not related directly to their core competencies. The outsource and service bureau delivery model represents an alternative to the risks and costs associated with keeping abreast of rapidly changing technologies.

Service providers are moving away from in-house development to packaged vendor solutions. At no time in their history has competition been so prevalent and the need to extend service portfolios so important. Companies are seeking rapid systems acquisition and implementation from outside parties.

IP Service Delivery and Alternate Access Technologies - As the world of Internet Protocol ("IP") services continues to expand, the billing community is facing challenges to keep up-to-date with new products and service offerings. Service providers are depending on next generation billing systems to offer them different ways to bill for IP-based services.

The industry is migrating from conventional voice-switched technology to IP and soft switch technologies. It is not an easy task for legacy billing system vendors to build-in the functionality to support IP billing and mediation requirements.

Customer Ownership - Managing the life cycle and maximizing the return from and retention of customers are increasingly recognized to be more important than to simply focus on acquiring more customers. In an industry experiencing increased acquisition costs, accelerating customer turnover, and declining margins, it is vital to focus on retention and revenue per customer. Carriers are looking to their billing and customer systems suppliers to enable competitive differentiation in service delivery, product bundling and customer interface application.

Single Vendor Relationships - The Convergence of BCC as competition continues to intensify across virtually every communications segment. Carriers and service providers of all types are looking to their billing and customer management infrastructure as one of the key differentiators. The industry is moving toward vendor relationships that can offer integrated solutions. Critical to this requirement are speed of implementation, scalability, modularity, less costly customization, and seamless integration with other critical business support systems.

As the global telecommunications market continues to evolve, end customers will be drawn to service providers who can offer a broad array of services and single point of contact for support. "Convergent billing" refers to the ability of service providers to integrate the many different service types (voice, data, wireless, wireline, Internet access, xDSL, VoIP) arising from the combination of customer demand, technology evolution, increasing competition and market deregulation. Whether established incumbents or new market entrants, telecommunications providers need systems that allow all services to be combined on a single bill and to enable services to be bundled together into value plans that encourage customer retention and adoption of additional services. Furthermore, these providers will require customer management systems that enable increasingly complex customer relationships to be managed through a unified, user-friendly interface into the customer database.

BCC Products and Services

The Company's primary BCC products and services include the SmartBill(R) and MagnaFlex(R) software and services solutions. CTI's billing products support the integrated communications provider model and the related need to invoice and effectively and efficiently manage their relationships with customers. Software and services are designed to collect and process data describing accounts receivable, to generate and deliver invoices, to support a customer service call center, and to interface with other business support systems. These products are mission-critical to providers inasmuch as they affect cash flow, customer relationship management and the ability to rapidly define, design, package and market competitive services more quickly and efficiently than their competitors. All sales for billing software and services are completed through the Company's direct sales force.

SmartBill(R)

CTI's flagship product is the SmartBill(R) system which is an electronic bill presentment and analysis tool. This product is currently sold via distributor relationships established with telecommunications providers who offer the product as a value-added element of their service offerings to business customers. Under its agreements with its distributors, CTI is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors' end user customers.

Many times within each month, CTI's telecommunications provider clients deliver complete billing information for their SmartBill(R) customers to CTI. This data is then processed by CTI using patented technology originally developed by Centillion. The processed data is then made available to the telecommunications company's SmartBill(R) customers on CD Rom or via the Internet. These customers utilize the SmartBill(R) end user application to access over 200 standard reports or they can create customized reports through the application of filters that further refine their search for business support data. SmartBill(R) also allows customers to apply a flat rate or percentage mark-up for rebilling of telecommunication charges to internal or external clients. Each month, CTI processes more than 700 million calls for more than 7,000 end users. CTI typically completes its production work in less than one business day, although its service level agreements within its contracts allow a four-day interval.

Customers

The combination of services offered within the SmartBill(R) product suite and the level of performance delivered by CTI create strong and lasting relationships. CTI's relationships with its four largest customers have spanned years. CTI's relationship with its largest customer has spanned more than a decade.

For the fiscal years ended December 31, 2002 and 2001, the Company had sales to a single customer aggregating $5,803,260 (49% of total revenues) and $6,682,337 (24% of total revenues), respectively, and such customer represents 49% of service and license fee revenues for both years ended December 31, 2002 and 2001. The contract with this customer was renewed in December 2001 with an automatic annual renewal provision effective March 2002; however, such agreement does contain a 120-day advance notice termination provision. The loss of this customer could have a substantial negative impact on the Company.

MagnaFlex(R)

MagnaFlex(R) is a next-generation billing system designed to support both traditional, circuit-switched telephony billing and the newer, packet-based telephony and data billing requirements arising from the expansion of IP (Internet Protocol) based services. MagnaFlex(R) facilitates billing and customer management applications across the entire continuum of customer interfaces, enabling Web-based self-care and conventional call center customer interaction. MagnaFlex(R) is designed with proprietary, event-driven software which is essentially "service agnostic," in that it supports an enterprise-wide billing solution which enables online, modifiable, convergent billing applications.

The open architecture of MagnaFlex(R) accommodates integration with legacy infrastructures, allowing the customer to leverage current technology investments and to bridge the gap between conventional billing and the competitive demands of a convergent, Web-based, IP, and wireless environment. MagnaFlex(R) supports the converging conventional circuit-switched billing and demanding billing requirements associated with a broad range of Internet Protocol services. MagnaFlex(R) facilitates customer management applications across the entire continuum of customer interfaces, enabling web-based self-care and conventional call center customer interaction. MagnaFlex(R) is proprietary event-driven software that is an enterprise-wide billing and customer management solution enabling on-line modifiable convergent billing of virtually any content event. MagnaFlex(R) is sold directly to end-users by the Company's direct sales force.

Customers

The year 2002 was the first full year that MagnaFlex(R) was made available to customers. Although the Company was actively pursuing new MagnaFlex(R) customers in 2002, actual revenues recorded in 2002 were insignificant.

Telemanagement

Telemangement provides software and services for end users to manage their usage of multi-media communications services and equipment. Telemanagement product sales use direct and distributor sales channels.

Telemanagement Market

The Company estimates that the worldwide annual market for telemanagement products and services is approximately $1 billion. The telemanagement marketplace is highly fragmented and competitive.

Telemanagement Products and Services

The Company's primary Telemanagement products and services are comprised of Proteus Office, Proteus Trader, Proteus Corporate, Proteus Service Bureau and Proteus Master (collectively, "Proteus"). The Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment, and more recently mobile, Internet and email technologies. The Company's clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities, government agencies and many of the world's largest investment banks. Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track communications activity and to control costs associated with operating communications networks. They perform functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling and usage patterns, toll fraud detection, directory services and integration with other PBX peripheral products. Proteus now also integrates Internet, e-mail and mobile data analysis and reporting with its traditional voice capabilities. The Company launched Proteus Master, which encapsulates these different forms of communications management in late 2002.

The Company has also invested in enhancing its telemanagement solution for the new wave of IP telephony products and has already been successful in negotiating contracts with several leading telecom manufacturers to bundle Proteus with their IP solution at source. The Company believes that this strategy positions it for global expansion, as IP technology gathers speed and market share.

As well as creating new market opportunities, this IP telephony integration provides many operational benefits, in that it requires no site visit for installation and self learns organizational data. Both of these elements have traditionally been resource hungry and often a barrier to channel sales growth.

Proteus

Proteus (developed and marketed primarily in Europe) is an enterprise traffic analysis and communications management software solution that is available in five versions to meet the specific needs of corporate users: Proteus Office, Proteus Trader, Proteus Corporate, Proteus Service Bureau and Proteus Master.

Proteus Trader is aimed at the communications management requirements of the global financial investment and trading markets. Major investment banks are now using the product worldwide. Proteus Corporate and Proteus Office are specifically designed for general business use and respectively address the market requirements of large corporate users to small and medium sized companies.

Proteus is a Windows OS product that applies technology to upgrade and expand traditional call accounting and telemanagement market applications. Windows platform features, for example, include: call accounting report distribution via e-mail, CDR (call detail record) polling via Internet, Intranets or WANs (wide area network), TAPI (telephony applications programming interface) dialer which facilitates point-and-click dialing from database-resident corporate and local directories, and 911 notification which allows organizations to assign any number of Windows-based PCs on their corporate LAN (local area network) with an immediate screen-pop notification when a 911 call is made (the screen-pop pinpoints the caller's exact location within the building).

Customers

Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment, and more recently mobile, internet and email technologies. The Company's clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities, government agencies and many of the world's largest investment banks. CTI anticipates that it can further expand its products and services through internal development of its own technological capabilities, by seeking to partner with companies offering complementary technology or by pursuing possible acquisitions.

CTI generates revenue through service bureau contracts, software licensing agreements and maintenance agreements supporting licensed software. Maintenance agreements are either on a time and material basis or full service agreements that are generally for periods of 12 months.

For software licensing agreements on a direct distribution basis, payment terms are a 50% deposit upon receipt of order and the 50% balance upon installation, which is normally completed within ten (10) days. Occasionally, larger software orders may require up to three (3) months to complete custom software development and installation. For software licensing via distributor channels, payment terms are net thirty (30) days. Service bureau contracts provide monthly recurring revenue. Generally, contracts of 12 to 36 months carry automatic 12-month renewals until canceled. CTI purchases data collection devices specifically designed for use with telecommunications switches and other hardware such as modems as are necessary to perform the telemanagement business. CTI rents or resells such equipment to end-users.

Patent Enforcement Activities

CTI owns two patents which cover a method and process to prepare, display, and analyze usage and cost information for services such as, but not limited to, telecommunications, financial card services, and utilities (e.g., electric, oil, gas, water). The information can be provided to a user in an advantageous format that allows the user to quickly and easily retrieve, display, and analyze the information. The systems covered by these patents enable customer data to be sorted and processsed in a manner so that the customer's generation of reports is much faster than using a non-patented method. The patented technology is incorporated in the Company's SmartBill(R) product. Other companies have developed programs to replicate this patented process that the Company believes violate its patents.

The Company's patent enforcement activities involve the licensing, protection, enforcement and defense of the Company's intellectual property, patents and rights. The Company has instituted a marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursues a licensing arrangement with violators rather than litigation.

The Company has been successful in enforcing its patents. The Company has undertaken numerous enforcement activities, in which it has always been successful in enforcing its patents. As a matter of course, the defense of an outstanding lawsuit attacks the validity of the patents. The Company does not anticipate that such attack will be successful but the results of litigation are difficult to predict. There can be no assurance that the Company will be successful in enforcing its patents in the future or potentially be defeated in its enforcement activities, which could then jeopardize the successful future enforcement activities.

Employees

As of December 31, 2002, CTI employed approximately 100 people on a full-time basis: approximately 70 located in the United States and 30 located in the United Kingdom. None of the Company's employees are represented by a labor union. The Company believes it maintains a good relationship with its workforce.

Intellectual Property

Patents. See "Patent Enforcement Activities" above.

Trademarks. The Company does maintain registered trademark registrations. The main registered trademarks relate to its main billing products MagnaFlex(R) and SmartBill(R) and the CTI logo.

Technology, Research & Development

The Company's product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2002, research and development expenditures amounted to approximately $2,200,000 including approximately $534,000 in capitalized costs. In 2001, research and development expenditures amounted to approximately $2,900,000 including approximately $1,400,000 in capitalized costs. Capitalized software costs related to the development of the MagnaFlex(R) and SmartBill(R) next generation releases. MagnaFlex(R) was released in the fourth quarter 2001.

Governmental Regulations

CTI does not believe that compliance with federal, state or local laws or regulations, including compliance with federal, state or local environmental laws and regulations, has a material effect on its capital expenditures, operating results or competitive position, or that it will be required to make any material capital expenditures in connection with governmental laws and regulations.

Competition

CTI competes with a number of companies that provide products and services that serve the same function as products and services provided by CTI.

Billing and Customer Care. Deregulation of the telecommunications industry and the advent of convergence, which is the delivery of multiple telecommunications services from a single provider, casts such new and urgent importance to upgrading mission-critical billing systems that this segment is attracting substantial attention and investment. As convergence evolves, major billing companies can be expected to compete increasingly in fewer, broader arenas with a complete portfolio of convergent billing solutions. Deregulation is also inviting substantial new entrepreneurial niche providers. There is an increasing number of competitors with billing experience who are positioning to offer convergent billing solutions. Other competitors are attempting to enter the market or expand from niche market positions. While projections for growth in telecommunications billing are robust, the market can be expected to become increasingly competitive.

There are only a few competitors selling a product that directly competes with SmartBill(R). However, several telecommunications companies offer a similar product using in-house resources. The Company's main source of differentiation, from its competitors, in the BCC segment is via technology. The Company has two patents on its SmartBill(R) process. These patents enable customer data to be sorted in a manner so that the customer's generation of reports is much faster than using a non-patented method.

The Company's major competitors include: Amdocs Limited, Daleen Technologies, Veramark Technologies, InfoDirections, CBill, PSA, USHA, Infotech Solutions and HO Systems. Billing Concepts also competes against the Company in the Billing and Customer Care segment.

Telemanagement. The Company's Telemanangement segment operates in a highly fragmented market. Competitors, such as BTS, FDS, Softech, Oak and Tiger, compete against the Company in the Telemanagement sector. The Company differentiates itself from its competitors based on technology. Proteus integrates with a wide variety of telephone systems and third party applications such as dealer boards and voice recording equipment. Proteus also connects directly over the LAN, which eliminates the need for cables that are associated with similar products.

Asset Impairment

In December 2002, the Company recorded an impairment charge of $2,414,684 related to the write-down of capitalized development costs of its MagnaFlex(R) product. Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date will be written down. In the fourth quarter of 2002, it was determined that revised future sales and operating profit projections attributable to the MagnaFlex(R) product supported a recorded net realizable value which was substantially less than the carrying value. The remaining net asset of $312,530 is being amortized over the estimated remaining useful life of the three years.

In November 2001, the Company recorded an impairment charge of $14,060,595 primarily related to the write-down of goodwill associated with the acquisition of former CTI (Telemanagement segment) and Celltech (BCC segment). The goodwill and intangibles were created by purchase accounting treatment of the Merger transaction (see Item 7 Financial Statements - Notes to Consolidated Financial Statements - Note 2). SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," required the evaluation of impairment or long-lived assets and identifiable intangibles whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Subsequent to the Merger, sales and operating profit from the acquired products have not met the projections that were originally used to determine the purchase price for the business. Also, due to the negative trends in the telecommunications marketplace, the significant erosion in customer base and due to the fact that the purchased products and technology will not be supported in the future, management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company addressed these operational issues through consolidating facilities and reducing respective costs as well as replacing acquired technology and products. These and other actions taken by the Company result in lower current and future projected growth of revenues and cash flows than those originally projected at the time of the Merger. The Company measured impairment based on the fair value of the former CTI and Celltech businesses, which was based on an independent appraisal that considered the discounted cash flows using a discount rate of 25%. The discount rate was based on weighted average cost of capital taking into account the required rate of return for investors on an unleveraged, debt free basis. These results determined that the fair value of the goodwill was substantially less than the carrying value. The remaining intangible assets of $920,088 related to customer base and technology is being amortized over the estimated remaining useful life of the three to four years.

Risk Factors

The following risk factors could impact the Company's financial and operating performance:

If the Company continues to incur losses and have limited cash flow from operations, the Company's results from operations will be negatively impacted.

The Company suffered a net loss of $11.2 million in fiscal 2001 and $4.8 million in fiscal 2002. The Company incurred negative cash flow from operations in 2001 and 2002. While the Company has developed a business plan and implemented a number of programs designed to return the Company to profitability, there can be no assurance that its business plan adequately addresses the circumstances and situations which resulted in the Company's poor financial performance.

Since the Company derives a substantial percentage of its revenue from contracts with a few customers, the loss of one or all of these customers could have a negative impact on the Company's profitability.

The Company derives a substantial portion of its revenues from a few customers. The former billing analysis business of Centillion generated from a single customer approximately $6.7 million in revenues in fiscal 2001 and $5.8 million in fiscal 2002. Although that customer's contract now includes an automatic annual renewal provision effective each March, it does contain a four months prior notification termination clause. The loss of that customer would have a substantial negative impact on the Company's operations.

The former billing business of Celltech lost two customers during the first quarter of 2001which represented 72% of the former Celltech's billing business revenue. The loss of revenue from those customers had an adverse impact on the Company's operations.

The telecommunications billing services industry is subject to continually evolving industry standards and rapid technological changes to which the Company may not be able to respond.

The markets for the Company's software products and services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's business success will depend in part upon its continued ability to enhance the existing products and services, to introduce new products and services quickly and cost-effectively, to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. The Company may not be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that the Company's competitors will not develop competitive products, or that any new competitive products will not have an adverse effect on its operating results.

The Company intends further to refine, enhance and develop some of its existing software and billing systems and to change all of its billing and accounts receivable management services operations over to the most proven software systems and technology to reduce the number of systems and technologies that must be maintained and supported. There can be no assurance that:

     o the Company will be successful in refining, enhancing and developing its software and billing systems in the future;

     o the costs associated with refining, enhancing and developing these software products and billing systems will not increase significantly in future periods;

     o the Company will be able to successfully migrate its billing and accounts receivable management services operations to the most proven software systems and technology; or

     o the Company's existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

The Company may not be able to compete successfully in segments, which would have a negative impact on the Company's results of operations.

The Company competes with a number of companies in both the United States and United Kingdom that provide products and services that serve the same function as those provided by the Company, many of which are larger than the Company and have greater financial resources and better name recognition for their products ..than the Company does. Although the Company operates in a highly fragmented market, numerous competitors in the United States and the United Kingdom provide products and services comparable to the Company's products and services which have the potential to acquire some or all of the Company's market share in their respective geographic markets. In addition, there are competitors serving the same market niche as former Celltech's billing business that provide similar services to larger accounts. Former Centillion's billing analysis business competes with many of the same companies as Celltech mentioned above. Additionally, new high profile entrants into the market such as Lucent Technologies have created the potential for the Company's loss of market share, which would have a negative impact on the Company's business.

The Company's business may suffer as a result of the settlement of outstanding patent claims.

The Company has written letters and filed lawsuits claiming the possible infringement of its patents in connection with the SmartBill(R) technology. The Company entered into various settlements in prior actions and the Company may negotiate additional settlements in the future. Those settlements provided substantial cash payments to the Company and, in return, the Company waived its claims for past patent violations and granted in certain instances one time purchase of ongoing licenses to use the technology to the parties involved in those actions. Although the Company strives to arrange for continued licensing revenue stream in the case of potential infringers, the Company may not be successful in negotiating such licensing agreements. Since those parties are the Company's potential customers, the effect of granting one time purchase of ongoing licenses as well as the fact that the Company brought legal claims against those parties could reduce its ability to find new customers for the Company's products.

The Company is subject to many risks associated with doing business outside the United States:

The Company faces many risks in connection with its operations outside the United States, including, but not limited to:

     o   adverse fluctuations in currency exchange rates;

     o   political and economic disruptions;

     o   the imposition of tariffs and import and export controls; and

     o   increased customs or local regulations.

The occurrence of any one or more of the foregoing could have a material negative effect on the Company's results of operations.

The Company may not be successful when it enters new markets and that lack of success could limit the Company's growth.

As the Company enters into new markets outside the United States, including countries in Asia and Europe, it faces the uncertainty of not having previously done business in those commercial, political and social settings. Accordingly, despite the Company's best efforts, the likelihood of success in each new market, which the Company enters, is unpredictable for reasons particular to each new market. For example, the Company's success in any new market is based primarily on strong acceptance of its products and services in such market. It is also possible that some unforeseen circumstances could arise which would limit the Company's ability to continue to do business or to expand in that new market. The Company's potential failure to succeed in the new markets would limit its ability to expand and grow.

Conversion of the shares of the Company's Class B common stock into the shares of the Class A common stock will result in substantial dilution of stockholders' ownership interest in the Class A common stock.

As of December 31, 2002, the Company had 2,833,334 shares of the Class B common stock issued and outstanding. These shares are convertible into the Class A common stock with the conversion ratio based on a formula which is described in
Part I - Item 1. "Description of Business - Merger." To the extent the shares of the Class B common stock are converted into the shares of the Class A common stock, stockholders' ownership interest in the Class A common stock will be significantly diluted.

Item 2. Description of Property

The Company's principal executive office is located in Indianapolis, Indiana. The Company also maintains an office in the London, United Kingdom metropolitan area. The Company leases office space consisting of 20,003 square feet in Indianapolis, Indiana at an annual rent of $325,449 per year, and 3,485 square feet in London at an annual rent of $72,450 a year. The Company's lease in Indianapolis expires November 2003 and the lease in London expires in December 2003. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space will be required to support future growth.

The Company negotiated a lease termination for its 17,686 square foot Houston office space. In January 2003, the Company paid $400,000 to terminate the remaining lease obligation. The $400,000 was included in the restructuring liability established under the Company's restructuring plan. During 2002, the Company terminated its office lease in Valley Forge.

Item 3. Legal Proceedings

The Company is a plaintiff in a lawsuit for patent infringement under 35 U.S.C.ss.271 et seq. against Frontier Corporation ("Frontier", now known as Global Crossing North America, Inc.) in the United States District Court for the Southern District of Indiana. On December 21, 1998, the Company filed its Original Complaint against Frontier. The Company's lawsuit seeks treble money damages, attorneys fees and an injunction for infringement of its two billing and management system patents, namely U.S. Patent Nos. 5,287,270 and 5,325,290 (collectively, the "Patents").

The Company entered into a Settlement Agreement with Global Crossing North America, Inc. on November 18, 2002 in which the parties agreed to dismiss the lawsuit and exchange mutual releases. The Settlement Agreement that was approved by the Bankruptcy Court, which is administering the bankruptcy of Global Crossing North America Inc., on November 19, 2002, provides that the Company has a general unsecured claim in the amount of $5,000,000 and an administrative expense claim in the amount of $750,000 against Global Crossing North America, Inc. which will be paid on the effective date of the plan of reorganization. The Settlement Agreement further provides that the Company grants a fully paid up license until December 31, 2003 to Global Crossing North America, Inc. to use any product, method or process covered by the Patents. The Settlement Agreement further provides an option to Global Crossing North America, Inc. to purchase a license under the Patents after December 31, 2003 for $1,000,000.

The Company is a plaintiff in a lawsuit for patent infringement under 35 U.S.C. ss.271 et seq. filed against MBG in the United States District Court for the Eastern District of Pennsylvania on December 5, 2002. The lawsuit seeks treble damages, attorney's fees and an injunction for infringement of the Patents.

The Company is a defendant in a lawsuit filed by Digital Reliance in the United States District Court for the District of Colorado on February 7, 2003. The lawsuit filed by Digital Reliance seeks a declaratory judgment that certain products and services of Digital Reliance do not infringe the Patents. The Company has not yet been served with the complaint.


Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The shares of the Company's Class A common stock, $0.01 par value per share, are quoted on the OTC Bulletin Board (Symbol "CTIG"). The table below sets forth for the indicated periods the high and low bid price ranges for Class A common stock as reported by the OTC Bulletin Board. These prices represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                   Quarterly Class A Common Stock Price Ranges
                   -------------------------------------------

                        2002                     2001
                        ----                     ----

                    High      Low            High     Low

1st Quarter         $0.70    $0.37           $2.50   $0.70
2nd Quarter         $0.65    $0.22           $1.69   $0.72
3rd Quarter         $0.35    $0.22           $0.90   $0.46
4th Quarter         $0.25    $0.13           $0.80   $0.32


At April 8, 2003, the close price for such shares was $0.15.

At April 8, 2003, the number of stockholders of record of the Company's Class A common stock was 482 and the number of stockholders of record of Class B common stock was 13.

No dividends were paid in the fiscal years ended December 31, 2002 and 2001.

For the information regarding the Company's equity compensation plans, see Item 11 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 6.  Management's Discussion and Analysis or Plan of Operation

Background

The Company is comprised of three business segments: BCC, Telemanagement and Patent Enforcement. BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company's intellectual property, patents and other intellectual property.

The Merger

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger (the "Merger") with the Company. Simultaneous with the Merger with Centillion, the Company acquired Celltech Information Systems, Inc. ("Celltech").

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger with Centillion has been accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company's common stock and control the Company after the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for CTI and Celltech.

The former Centillion businesses that are not related to the billing business were transferred in 2000 and 2001 prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a promissory note (the "Promissory Note"). The former Centillion stockholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, and included cash of approximately $3.5 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. The Promissory Note is considered as a contingent stock purchase receivable. Principal and interest is intended to be paid as cash proceeds are collected as those businesses that are sold. The Company will issue additional shares of Class A common stock to the former Centillion stockholders for principal payments, at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Promissory Note is not fully paid in five years from the date of the Merger, it is to be appraised, and shares of the Company's Class A common stock are to be issued for the appraised value at 88% of the average market price. As of December 31, 2002, there have been no cash proceeds on transferred assets, which have been sold. The dilutive impact of the shares issued as part of the aforementioned Promissory Note would be approximately 57,921,448, as of December 31, 2002, assuming the appraised fair value of the Promissory Note is equal to the face value and utilizing an average market price of approximately $.21 per share. No such dilutive shares have been included in the weighted average number of shares used to compute earnings per share since the Company has ascribed no net value to the Promissory Note in the financial statements as a result of the uncertainty related to the realizability of such note and such shares are antidilutive. The Company believes that the current fair value of the underlying net assets of the Promissory Note is substantially less than $10.5 million. There is no recorded net value of the Promissory Note receivable as of December 31, 2002.

Centillion's patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Centillion Data Systems, LLC" or "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common based on the value of the Tracking LLC. Until the earlier of February 12, 2003 or the date the original recipients of the consideration under the Merger cease to own 51% of the Company's outstanding common stock (the "Initial Conversion Period"), shares of Class B common stock could have been converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC (excluding certain patents) by (i) the lower of $1.50 or 88% of the average market price of Class A common stock for approximately the first million shares of Class A common stock to be issued, and
(ii) 88% of the average market price of Class A common stock for the remainder of any shares of Class A common stock to be issued. For the first 31 days of the three-year period commencing upon the expiration of the Initial Conversion Period, described above (i.e., until March 16, 2003), shares of Class B common stock could have been converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the lower of $1.50 or 88% of the average market price of Class A common stock. During the remainder of such three-year period, shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by 88% of the average market price of Class A common stock. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company's equity interest in, or the assets of, the Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company's receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the average market price of Class A common stock. The average market price of Class A common stock at any date will be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date. CDS, an affiliate owned by Centillion's former stockholders, had originally committed to loan, on a non-recourse basis, up to $2.0 million to the Tracking LLC to pursue certain patent enforcement actions that existed prior to the Merger. The commitment varies based on the amount repaid by the Tracking LLC and repayments on borrowings are contingent upon proceeds from patent enforcement activities. As of December 31, 2002, there were no amounts outstanding under the CDS loan facility.

As a result of the conversion of the former Centillion's stock into the Company's stock, the former stockholders of Centillion hold a majority of the outstanding voting stock of the Company. Therefore, the Merger was accounted for as a reverse purchase acquisition. All direct legal and other fees related to the Merger incurred by Centillion have been included in the total consideration. Total consideration in connection with the Merger amounted to $12,430,568, which included $1,613,140 in acquisition and restructuring costs, the remainder of the consideration was in the form of Class A common stock and Class B common stock.

In February 2001, the Company also acquired Celltech, a provider of customer billing management systems and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were held in escrow contingent upon the attainment of certain predetermined net revenue levels of Celltech's largest customer. Subsequent to the Celltech acquisition, 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532, which included cash, acquisition costs and restructuring costs of $1,700,115. The remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.

The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated goodwill and intangibles in connection with the Merger were estimated to have various estimated lives ranging from 6 months to 7.5 years.

In November 2001, the Company recorded an impairment charge of $14,060,595 primarily related to the write-down of goodwill associated with the acquisition of former CTI Group (Telemanagement segment) and Celltech Information Systems (BCC segment). The goodwill and intangibles were created by purchase accounting treatment of the Merger transaction that closed in February 2001. Subsequent to the Merger, sales and operating profit from the acquired products did not meet the projections that were originally used to determine the purchase price for the business. Also, due to the negative trends in the telecommunications marketplace, the significant erosion in customer base and due to the fact that certain purchased products and technology will not be supported in the future, management determined that the impairment charge was warranted.

Restructuring Plan

In connection with the Merger and acquisition, the Company announced the Plan to streamline cost structures and consolidate operations, which related primarily to the former CTI operations in Valley Forge and the former Celltech operations in Houston. The Company had recognized a liability of $1,739,409 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger. The restructuring costs were assumed in the purchase business combination and included in the allocation of the acquisition cost. The restructuring liability, which is comprised primarily of noncancellable lease obligations amounted to $495,637 as of December 31, 2002. The reduction in the liability for restructuring costs primarily relates to severance payments of approximately 60 employees terminated in the Plan. The remaining liability for restructuring costs relates to close down costs associated primarily with non-cancelable lease obligations. The Plan was substantially completed by March 2003. During 2002, the Company had successfully terminated the Valley Forge lease. In January 2003, the Company successfully terminated the Houston office lease.

The following table summarizes accrued restructuring costs at December 31, 2002:

                                                                                        Balance
                                                                                     December 31,
                                Charge           Utilized         Adjustments            2002
                               --------------------------------------------------------------------
Severance                      $  649,056      $  (554,929)        $(94,127)           $      -
Non-cancelable lease
  commitments                   1,090,353         (594,716)               -             495,637
                               ----------      -----------         --------            --------
                               $1,739,409      $(1,149,645)        $(94,127)           $495,637
                               ----------      -----------         --------            --------

Results of Operations (Year Ended December 31, 2002 Compared to Year Ended December 31, 2001)

Revenues

Revenues from operations decreased $15,820,624 to $11,801,538 as compared to $27,622,162 in the prior year period. The decrease in revenue was primarily the result of one-time license fee revenue of $14,050,000 in the prior year and no similar patent license fee revenue in 2002. The reduction of service and license fee revenue was primarily associated with the contract renewal with a major customer at a reduced revenue rate structure and the erosion of the customer base of the acquired operations of the former Celltech operations. The major customer represents 49% of revenues for year ended December 31, 2002 and 24% of total revenues for year ended December 31, 2001, and such customer represents 49% of service and license fee revenues for both years ended December 31, 2002 and 2001.

Costs of Products and Services

Costs of products and services decreased $1,106,817 to $5,037,246 as compared to $6,144,063 in the prior year period. The decrease in costs of products and services was attributable to the decrease in revenue along with production efficiencies created by the consolidation of facilities. The cost of products and services was 43% of revenue for the year ended December 31, 2002 and 22% for the prior year. For service and license fee revenues, the cost of products and services was 43% for the current year as compared to 45% in the prior year period.

Patent License Fee Costs

Patent license fee costs decreased $1,424,754 to $909,615 as compared to $2,334,369 in the prior year period. The decrease in costs is due to no patent license fee revenues in 2002 compared to $14,050,000 in 2001. The costs incurred during 2002 are related to research and pursuit of patent license fee revenue that has not yet been realized.

Selling, General and Administrative Costs

Selling, general and administrative expenses decreased $2,136,103 to $7,378,956 compared to $9,515,059 in the prior year period. The reduction in selling, general and administrative expenses was due to a reduction in general and administrative costs as a result of efficiencies realized in the combination of the three former separate administrative structures.

Research and Development Expense

Research and development expense increased $123,250 to $1,702,399 compared to $1,579,149 in the prior year period due to reduced activities on capitalizable projects during 2002.

Impairment Charges

The Company recorded an impairment charge in the year ended December 31, 2002 of $2,414,684 million related to the asset impairment associated with the projected recovery of investment for the MagnaFlex(R) product and in the year ending December 31, 2001 of $14,060,595 related to the asset impairment associated with the acquired companies. See Impairment and Restructuring below.

The Company incurred a non-cash charge of $683,178 in connection with the private purchase agreement of common stock between certain board members, a majority shareholder and Anthony Johns, former CEO and director. The shares were purchased at a premium over the traded market value. The Company also paid $100,000 to Anthony Johns in connection with such transaction.

Depreciation and Amortization

Depreciation and amortization decreased $1,565,379 to $1,845,553 compared to $3,410,932. The decrease was primarily attributable to the $14,060,595 million impairment of goodwill and intangibles recognized in November 2001.

Interest Income and Other Revenue

Interest income decreased $317,296 to $132,300 for the fiscal year ended December 31, 2002 compared to $449,596 in the prior year period. The decrease in interest income was associated with a combination of reduced weighted average cash and cash equivalent on hand and reduced weighted average interest rate during the 2002 compared to these variables in 2001.

Other income for the fiscal year ended December 31, 2002 amounted to $599 compared to $481,127 in the prior year period. The decrease in other income was primarily attributable to a non-licenses fee patent enforcement settlement in 2001 and no such revenue in 2002.

Taxes

The tax rate was approximately 39% tax benefit in December 31, 2002 and 32% tax charge for the fiscal year ended December 31, 2001. The tax benefit in 2002 was the result of the net operating loss position and utilization of the carryback of such losses versus a taxable position in 2001 generated primarily as a result of the nondeductibility of goodwill amortization associated with the merger.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $5,952,984 as of December 31, 2002 compared to $11,362,294 as of December 31, 2001. Cash used by operations was $4,667,869 and cash used in investing activity of $785,704. Cash provided by financing activities was $4,000. Cash flow used by operations was primarily attributable to loss from operations combined with severance payments and restructuring payments. Cash flows utilized by investing activities related to additions to software and equipment.

The Company derives a substantial portion of its revenue from a single billing and billing analysis customer. This single customer generated approximately $5.8 million and $6.7 in revenue for the years ended December 31, 2002 and 2001, respectively. The contract with this customer was renewed in December 2001 with an automatic annual renewal provision effective March 2003; however, such agreement does contain a 120-day advance notice termination provision. The loss of this customer could have a substantial negative impact on the Company.

The former Celltech's billing business lost two customers during the first quarter of 2001, which represented 72% of the former Celltech's billing business revenue. The loss of revenue has had an adverse impact on cash flows at Celltech's business operations in Houston. In order to control costs and cash flows the Company decided to combine the former Celltech operations in Houston with the Company's other locations.

The Company provided a restructuring reserve of $1,739,409 in 2001, which was included as part of the purchase price consideration, to provide for the restructuring costs associated with the consolidation efforts of the Company's various operations. The restructuring reserve remaining at December 31, 2002 was $495,637.

Impairment

In December 2002, the Company recorded an impairment charge of $2,414,684 related to the write-down of capitalized development costs of its MagnaFlex(R) product. Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. In the fourth quarter of 2002, it was determined that revised future sales and operating profit projections attributable to the MagnaFlex(R) product supported a recorded net realizable value which was substantially less than the carrying value. The remaining net asset of $312,530 is being amortized over the estimated remaining useful life of the three years.

In November 2001, the Company recorded an impairment charge of $14,060,595 primarily related to the write-down of goodwill associated with the acquisition of former CTI (Telemanagement segment) and Celltech (BCC segment). The goodwill and intangibles were created by purchase accounting treatment of the Merger transaction (see Item 7. "Financial Statements - Notes to Consolidated Financial Statements - Note 2"). SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," required the evaluation of impairment or long-lived assets and identifiable intangibles whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Subsequent to the Merger, sales and operating profit from the acquired products have not met the projections that were originally used to determine the purchase price for the business. Also, due to the negative trends in the telecommunications marketplace, the significant erosion in customer base and due to the fact that the purchased products and technology will not be supported in the future, management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS No. 121. The Company addressed these operational issues through consolidating facilities and reducing respective costs as well as replacing acquired technology and products. These and other actions taken by the Company result in lower current and future projected growth of revenues and cash flows than those originally projected at the time of the Merger. The Company measured impairment based on the fair value of the former CTI and Celltech businesses, which was based on an independent appraisal that considered the discounted cash flows using a discount rate of 25%. The discount rate was based on weighted average cost of capital taking into account the required rate of return for investors on an unleveraged, debt free basis. These results determined that the fair value of the goodwill was substantially less than the carrying value. The remaining intangible assets of $920,088 related to customer base and technology is being amortized over the estimated remaining useful life of the three to four years.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, depreciation and amortization, investments, income taxes, capitalized software, restructuring costs, accrued compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 7. "Financial Statements - Notes to Consolidated Financial Statements - Note 1".

Revenue recognition - The Company generates its revenues from several sources: software sales, license fees, maintenance fees, implementation fees, and training and consulting services. Revenues from training and consulting are recognized upon completion of the service. Revenues are recognized from software sales once the product is shipped and the collectibility is probable. Maintenance fees and implementation fees are recognized ratably over the term of the agreements. License fee revenues are recognized in accordance with the provisions of Statement of Positions ("SOP") No. 97-2, "Software Revenue Recognition" as amended by SOP 98-4.

Accounting for Income Taxes - The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

The Company records a valuation allowance against its deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2002, the Company has provided a valuation allowance against certain of the Company's foreign net operating loss carryforwards due to the uncertainty of their realizability.

Research and Development and Software Development Costs - Research and development costs have been charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to Be Leased, Sold, or Otherwise Marketed", requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. Accordingly, all such software development costs have been expensed.

Long-Lived Assets - Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

The Company reviews the recoverability of the carrying value of its long-lived assets, including intangibles using the methodology prescribed in SFAS 144. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company's long-lived assets were considered impaired during the years ended December 31, 2002 and 2001. (see Item 7. "Financial Statements - Notes to Consolidated Financial Statements - Note 13".)

Related Party Transactions

The Company leases its corporate headquarters from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. The Company incurred $370,492 and $362,594 in lease expense for the years ended December 31, 2002 and 2001. The Company also incurred during 2001, $237,155 of leasehold improvements from this entity. This lease expires November 2003.

The Company incurred legal expenses of $859,289 and $3,089,026 during 2002 and 2001, respectively, related to a law firm that the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. In 2002, the company entered into a contingency fee arrangement with such firm related to certain patent enforcement activities.

On January 28, 2002, the Company entered into an employment agreement with Bradley Houlberg, President and Chief Executive Officer. In connection with Mr. Houlberg's employment agreement, he received an advance in the amount of $104,000 to cover qualified relocation costs associated with his required relocation to Indianapolis. The Company estimated actual relocation costs incurred as of December 31, 2002 amounted to $85,000. Mr. Houlberg is required to return to the Company any amounts advanced in excess of actual qualified relocation costs incurred. The Company has recorded a $24,000 advance receivable from Mr. Houlberg as of December 31, 2002. The Company also agreed to reimburse Mr. Houlberg $5,000 for his legal expenses related to his employment agreement with the Company.

Recently Issued Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, cash flows or results of operations.

On January 1, 2002, Emerging Issues Task Force Number 01-14, "Income Statement Characterization of reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14"), became effective. EITF 01-14 requires reimbursements received for out-of-pocket expenses to be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company did not report out-of-pocket reimbursements from customers net of the applicable costs. As such, the issuance of EITF 01-14 did not have a material impact on the Company's results of operations

SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued April 30, 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. The issuance of SFAS No. 145 did not have a material impact on the Company's results of operations.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement will impact the timing of exit costs, primarily related to lease terminations, associated with future restructuring charges. Under existing rules, these costs are accrued when the Company commits to an exit plan. Under the new rules, exit costs related to future restructuring plans will be expensed as the costs are incurred.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an Interpretation of SFAS No. 5, 57 and 107 and a rescission of FIN No. 34. The Interpretation expands the disclosure requirements for most guarantees. FIN No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The issuance of FIN No. 45 did not have a material impact on the Company's results of operations.

In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, regardless of which accounting method is used to account for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements". FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Disclosure required by FIN No. 46 must be included in all financial statements issued after January 31, 2003. We are currently analyzing FIN No. 46 to determine its impact on our consolidated financial statements.

Item 7.  Financial Statements,

         Index to Financial Statements
                                                                      Page
                                                                      ----
Report of Independent Accountants for the Financial
Statements for the years ended December 31, 2002 and 2001.             29

Consolidated Balance Sheets at December 31, 2002 and 2001.             30

Consolidated Statements of Operations for the
 years ended December 31, 2002 and 2001.                               31

Consolidated Statements of Cash Flows for the
 years ended December 31, 2002 and 2001.                               32

Consolidated Statements of  Stockholders'
 Equity and Comprehensive Loss for the years ended
 December 31, 2002 and 2001.                                           33

Notes to Consolidated Financial Statements                             34

                         REPORT OF INDEPENDENT ACCOUNTS


To the Board of Directors and
Shareholders of CTI Group (Holdings) Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Philadelphia, PA
February 7, 2003

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,           December 31,
                                                                                                   2002                    2001
                                                                                                -----------             -----------
ASSETS

Cash and cash equivalents                                                                       $ 5,952,984             $11,362,294
Trade accounts receivable, less allowance for doubtful accounts of $101,921 and
  $110,446, respectively                                                                          1,478,074               1,451,651
Prepaid expenses                                                                                    462,419                 312,966
Income taxes refundable                                                                           2,720,762                 287,840
Deferred income tax benefit                                                                         445,321                 772,470
Other current assets                                                                                  6,886                   8,251
                                                                                                -----------             -----------
       Total current assets                                                                     $11,066,446             $14,195,472

Property, equipment, and software, net                                                            1,433,501               4,657,389
Intangible assets, net                                                                              769,272               1,063,522
Other assets                                                                                         80,188                  13,202
Deferred income tax benefit - long term                                                             715,716                       -
                                                                                                -----------             -----------
       Total assets                                                                             $14,065,123             $19,929,585
                                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                $   713,733                $478,090
Other accrued expenses                                                                            1,946,591               2,277,689
Current tax liability                                                                                     -                 100,604
Restructuring reserve                                                                               495,637               1,222,303
Deferred revenue                                                                                    694,542                 766,080
                                                                                                -----------             -----------
       Total current liabilities                                                                  3,850,503               4,844,766

Deferred revenue - long term                                                                         58,224                       -

Deferred tax liability                                                                                    -                 634,032

Commitments and contingencies:

Stockholders' equity
Common stock class A, par value $.01; 47,166,666 shares authorized; 26,689,456 issued and outstanding at December 31, 2002 and 26,669,456 shares issued and outstanding at
  December 31, 2001                                                                                 266,895                 266,695
Common stock class B, par value $.01; 2,833,334 shares authorized issued and
  outstanding at December 31, 2002 and at December 31, 2001                                          28,333                  28,333
Additional paid-in capital                                                                       23,943,562              23,256,584
Accumulated deficit                                                                             (13,908,315)             (8,913,558)
Other comprehensive income - foreign currency translation                                            18,064                   4,876
Treasury stock, 140,250 shares at December 31, 2002 and December 31, 2001, at cost                 (192,143)               (192,143)
                                                                                                -----------             -----------
       Total stockholders' equity                                                                10,156,396              14,450,787
                                                                                                -----------             -----------
                                                                                                $14,065,123             $19,929,585
                                                                                                ===========             ===========

          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                December 31,           December 31,
                                                                                                   2002                    2001
                                                                                                -----------            ------------
Revenues:
  Service and license fee revenue                                                               $11,801,538             $13,572,162
  Patent license fee revenue                                                                              -              14,050,000
                                                                                                -----------            ------------
                                                                                                 11,801,538              27,622,162
Cost and expenses:
  Costs of products and services                                                                  5,037,246               6,144,063
  Patent license fee costs                                                                          909,615               2,334,369
  Selling, general and administration                                                             7,378,956               9,515,059
  Research and development                                                                        1,702,399               1,579,149
  Depreciation and amortization                                                                   1,845,553               3,410,932
  Impairment charges                                                                              2,414,684              14,060,595
  Director settlement                                                                               783,178                       -
                                                                                                -----------            ------------
Total costs and expenses                                                                         20,071,631              37,044,167
                                                                                                -----------            ------------

Loss from operations                                                                             (8,270,093)             (9,422,005)


Other income:
   Interest income, net of interest expense $11,277 and $20,497 respectively                       (132,300)               (449,596)
   Other income                                                                                        (599)               (481,127)
                                                                                                -----------            ------------
Loss before income taxes                                                                         (8,137,194)             (8,491,282)

Tax (benefit) provision                                                                          (3,142,437)              2,714,631
                                                                                                -----------            ------------
Net loss                                                                                         (4,994,757)            (11,205,913)
                                                                                                ===========            ============

Basic and diluted net loss per common share                                                     $      (.19)           $       (.44)
                                                                                                ===========            ============

Basic and diluted weighted average common shares outstanding                                     26,543,766              25,296,064

           See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                December 31,           December 31,
                                                                                                   2002                    2001
                                                                                                -----------            ------------
Cash flows provided by (used in) operating activities:
Net loss                                                                                        $(4,994,757)           $(11,205,913)
Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Director settlement non cash compensation                                                    683,178                       -
       Provision for doubtful accounts                                                               12,547                  37,134
       Depreciation and amortization                                                              1,855,222               3,410,932
       Deferred income taxes                                                                     (1,022,598)                634,165
       Impairment of goodwill and assets                                                          2,414,684              14,060,595
Changes in operating activities:
       Trade receivables                                                                             22,552                 350,840
       Prepaid expenses                                                                            (143,558)                (20,345)
       Other assets                                                                                 (65,621)                325,155
       Accounts payable                                                                             249,533                (314,350)
       Accrued expenses                                                                          (1,075,048)             (1,699,174)
       Deferred revenue                                                                             (70,126)                229,274
       Current taxes payables                                                                    (2,533,877)                693,415
                                                                                                -----------            ------------
Cash provided by (used in) operating activities                                                 $(4,667,869)           $  6,501,728

Cash flows from investing activities:
       Cash of business acquired, net of cash paid                                                        -                 270,961
       Additions to property and equipment                                                         (785,704)             (2,158,394)
                                                                                                -----------            ------------
Cash used in investing activities                                                               $  (785,704)           $ (1,887,433)

Cash flows from financing activities:
       Repayment of debt                                                                                  -                 (67,778)
       Exercised of stock options                                                                     4,000                 100,250
       Cash distributed to stockholder                                                                    -              (3,741,457)
                                                                                                -----------            ------------
Cash provided by (used in) financing activities                                                 $     4,000            $ (3,708,985)

Effect on foreign currency exchange rates on cash and cash equivalents                               40,263                  38,402
                                                                                                -----------            ------------

Increase (decrease) in cash and cash equivalents                                                $(5,409,310)               $943,712
                                                                                                -----------            ------------

Cash and cash equivalents, beginning of year                                                    $11,362,294            $ 10,418,582
                                                                                                -----------            ------------

Cash and cash equivalents, end of year                                                          $ 5,952,984            $ 11,362,294
                                                                                                ===========            ============
Supplemental cash flow information
  Cash paid for interest                                                                        $    11,277            $     20,497
  Cash paid for taxes                                                                           $   115,475            $  1,120,000

          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS

                                                                                                 Additional
                                        Class A Common Stock         Class B Common Stock         Paid-in       Comprehensive
                                       Shares           Amount      Shares          Amount        Capital           Loss
                                       ------           ------      ------          ------        -------           ----
Balance, December 31, 2000            16,694,058       $166,941            -             -      $ 9,037,951                 -
  Comprehensive loss
    Net loss                                   -              -            -             -                -      $(11,205,913)
      Foreign currency translation
        adjustments                            -              -            -             -                -             4,876
                                                                                                                 ------------
  Comprehensive loss                           -              -            -             -                -      $(11,201,037)
                                                                                                                 ============
  Exercise of stock options              626,122          6,261            -             -           93,989
  Issuance of stock bonus                 92,001            920            -             -             (920)
  Common stock issued in
    conversion of "redeemable
    stock"                               341,072          3,411            -             -          376,211
Distribution of net assets
     to CDS Holdings LLC                       -              -            -             -                -
  Merger between CTI Group
    Holdings and Centillion
    Data Systems                       8,916,203         89,162            -             -       13,749,353
  Class B common stock issued
      in connection with merger                -              -    2,833,334        28,333                -
                                      ----------       --------    ---------       -------      -----------
Balance, December 31, 2001            26,669,456       $266,695    2,833,334       $28,333      $23,256,584
  Comprehensive Loss
    Net loss                                   -              -            -             -                -        (4,994,757)
      Foreign currency translation
       Adjustments                             -              -            -             -                -            13,188
                                                                                                                 ------------
  Comprehensive loss                           -              -            -             -                -      $ (4,981,569)
                                                                                                                 ============
  Exercise of stock options               20,000            200            -             -            3,800
  Director Settlement                          -              -            -             -          683,178
                                      ----------       --------    ---------       -------      -----------
Balance, December 31, 2002            26,689,456       $266,895    2,833,334       $28,333      $23,943,562
                                      ==========       ========    =========       =======      ===========

          See accompanying notes to consolidated financial statements.


[RESTUBBED]

                                                                      Consolidated
                                            Retained earnings          Comprehensive      Treasury          Stockholders'
                                           (Accumulated deficit)       Income(Loss)         Stock              Equity
                                           ---------------------       ------------         -----              ------
Balance, December 31, 2000                   $  6,856,811                        -               -         $ 16,061,703
   Comprehensive Income
     Net income                               (11,205,913)                       -               -          (11,205,913)
        Foreign currency translation
         adjustments                                    -                    4,876               -                4,876

     Comprehensive loss                                 -                        -               -                    -

     Exercise of stock options                          -                        -               -              100,250

     Issuance of stock bonus                            -                        -               -                    -
     Common stock issued in
        conversion of "redeemable
        stock"                                          -                        -               -              379,622
     Distribution of net assets
        to CDS Holdings LLC                    (4,564,456)                       -               -           (4,564,456)
     Merger between CTI Group
        Holdings and Centillion
        Data Systems                                    -                        -        (192,143)          13,646,372
     Class B common stock issued
        in connection with merger                       -                        -               -               28,333
                                             ------------                  -------       ---------          -----------
Balance, December 31, 2001                   $ (8,913,558)                 $ 4,876       $(192,143)          14,450,787
Comprehensive Income
      Net income                               (4,994,757)                       -               -           (4,994,757)
      Foreign currency translation
         Adjustments                                    -                   13,188               -               13,188

      Comprehensive loss                                -                        -               -                    -

      Exercise of stock options                         -                        -               -                4,000

      Director Settlement                               -                        -               -              683,178
                                             ------------                  -------       ---------          -----------
Balance, December 31, 2002                   $(13,908,315)                 $18,064       $(192,143)         $10,156,396
                                             ============                  =======       =========          ===========

           See accompanying notes to consolidated financial statement.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: CTI Group (Holdings) Inc. and wholly-owned subsidiaries (the "Company" or "CTI") designs, develops, markets and supports billing and data management software and services. The Company operates in three business segments: Billing and Customer Care, Telemanagement and Patent Enforcement Activities.

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

FOREIGN CURRENCY TRANSLATION: The consolidated statements include the accounts in 2002 and 2001 of the Company's wholly owned UK based subsidiary. The financial statements of the Company's foreign subsidiary have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholder's equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income.

CASH EQUIVALENTS: The Company considers all highly liquid investments, with a maturity of three months or less, to be cash equivalents.

INVESTMENTS: Marketable equity securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses are recorded as gains (losses) on disposal of assets. Gains and losses on sales of securities are determined on the specific-identification method.

ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2002 and 2001, advertising expense was $417,619 and, $402,724, respectively.

USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Estimates utilized by the Company include the determination of the collectibility of receivables, valuation of options, recoverability and or impairment of intangibles, depreciation and amortization, accrued compensation, and capitalization of computer software development costs.

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

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPUTER SOFTWARE: Under the provisions of SFAS No 86, "Accounting for the Costs of Computer Software to be Sold, Leases or Otherwise Marketed", expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the straight-line method over the estimated economic life of the product. The unamortized capitalized costs are compared to estimated net realizable value of the related product. In December 2002, the Company recorded an impairment charge of $2,414,684 related to the write-down of capitalized development costs of its MagnaFlex(R) product. SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires the period evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. In the fourth quarter of 2002, it was determined that revised future sales and operating profit projections attributable to the MagnaFlex(R) product supported a recorded net realizable value which was substantially less than the carrying value. The remaining net asset of $312,530 is being amortized over the estimated remaining useful life of the three years. The estimated value of the Company's software is subject to material revision in the near term.

The Company capitalized $536,961 and $1,369,323 for the fiscal years ended December 31, 2002 and 2001, respectively, in costs related to its software development. The amortization expense for developed software was $1,177,653 and $561,074 at December 31, 2002 and 2001, respectively.

GOODWILL AND INTANGIBLE ASSETS: Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the impairment approach rather than amortization for goodwill and intangibles with indefinite lives. The Company is no longer required to record amortization expense on goodwill, but instead is required to evaluate these assets for potential impairment at least annually and will test for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of the reporting units' net assets exceeds the estimated fair value of the reporting unit.

In order to complete the transitional assessment of goodwill and other intangibles assets as required by SFAS 142, the Company was required to determine by June 30, 2002, the fair value of the reporting unit associated with the goodwill and intangible assets and compare it to the Company's carrying amount. To the extent that the Company's carrying amount exceeded its fair value, an indication would have existed that the Company's goodwill and intangible assets may be impaired. Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. The Company does not need to perform the transitional impairment test for goodwill or intangibles assets with an indefinite life. The Company recognized an impairment charge in 2001 to reduce the carrying value of the goodwill. (see Note 13) There is no goodwill reflected in the balance sheet as of December 31, 2002.

The following unaudited pro forma summary presents the adoption of SFAS 142, as of the beginning of the periods presented, to eliminate the amortization expense recognized in those periods related to goodwill that is no longer required to be amortized. The pro forma amounts for the years ended December 31, 2002 and 2001 do not include any write-downs of goodwill that could have resulted had the Company adopted SFAS 142 as of the beginning of the periods presented and performed the required impairment test under this standard.

                                                           December 31,
                                                              2001
                                                           ------------
         Net income (loss) as reported                     $(11,205,913)
         Add back: Goodwill amortization                      2,295,584
                                                           ------------
         Adjusted net income (loss)                        $ (8,910,329)
                                                           ============

         Basic and Diluted income (loss) per share:
           Net income (loss) as reported per share         $      (0.44)
           Goodwill amortization per share                         0.09
                                                           ------------
           Adjusted net income (loss) per share            $      (0.35)
                                                           ============

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of patents, purchased technology, and customer accounts with a definite life and is being amortized on a straight-line basis of 3-15 years. The Company incurred amortization expense on intangible assets with a definite life of $294,250 and $476,349 for the years ended December 31, 2002 and 2001, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31, is as follows: 2003 - $294,251; 2004 - $274,113; 2005 - $116,787; 2006 - $22,990 and 2007 $22,990.

LONG-LIVED ASSETS: Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

The Company reviews the recoverability of the carrying value of its long-lived assets, including intangibles using the methodology prescribed in SFAS 144. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company's long-lived assets were considered impaired during the years ended December 31, 2002 and 2001. (see Note 13)

REVENUE RECOGNITION: The Company generates its revenues from several sources: software sales, license fees, maintenance fees, implementation fees, and training and consulting services. Revenues from training and consulting are recognized upon completion of the service. Revenues are recognized from software sales once the product is shipped and the collectibility is probable. Maintenance fees and implementation fees are recognized ratably over the term of the agreements. License fee revenues are recognized in accordance with the provisions of SOP No. 97-2, "Software Revenue Recognition" as amended by SOP 98-4.

STOCK BASED COMPENSATION: The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No.25, "Accounting for Stock Issued to Employees'" and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation" an interpretation of APB No. 25. Under the intrinsic value method, compensation costs attributable to the excess, if any, of the quoted market price of the stock on the date of grant or other measurement date over the amount the employee must pay to acquire the stock. Such amount, if any, is accrued over the related vesting period, as appropriate. Since the Company uses the intrinsic value method, it makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, which is required by SFAS No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No.
123. This statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the summary of significant accounting policies in the financial statements. The Company adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. There was no impact on or basic financial statements resulting from its adoption. The following disclosure complies with the adoption of this statement and includes pro forma net loss as if the fair value based method of accounting had been applied:

                                                            December 31
                                                               2002
                                                           -------------
               Net loss:
                   As reported                              $(4,994,757)
               Deduct:   Total  stock  based   employee
               compensation  expense  determined  under
               fair value based  method for all awards,
               net of related tax effects                       (46,641)
                                                            -----------
                   Pro forma net loss                       $(5,041,398)
                                                            ===========
               Basic and Diluted loss per share:
                   As reported                              $     (0.19)
                   Pro forma                                $     (0.19)
                                                            ===========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2002, options to purchase 1,445,000 shares of Class A common stock at exercise prices ranging from $.20 to $.50 were outstanding, but were not included in the computation of diluted earnings per share as the result would be anti-dilutive.

The Company has a series of Class B common stock that if converted to Class A common stock would result in significant dilution to Class A common stockholders at December 31, 2002, based on the fair value of Tracking LLC (see Note 2) and the relatively low fair market value of the Company's Class A common stock. The dilutive impact of the common shares has been excluded from the computation of diluted earnings per share as the result would be anti-dilutive.

CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of statutory insured limits. As of December 31, 2002, such deposits exceeded statutory insured limits by $5,616,856. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers' financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management's estimates. The Company wrote-off in 2002 approximately $21,000 of receivables deemed to be uncollectible against the established allowance for doubtful accounts

COMPREHENSIVE INCOME: Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income (loss). There is no tax impact on the comprehensive income or loss due to the Company's net operating loss carry forwards.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs were $1,702,399 and $1,579,149 at December 31, 2002 and 2001, respectively.

SHIPPING AND HANDLING FEES AND COSTS: The Company bills customers for shipping and handling. Shipping and handling costs, which are included in cost of products and services in the accompanying consolidated statements of operations, include shipping supplies and third-party shipping costs.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adoption of SFAS No. 144 did not have a material impact on the Company's financial position, cash flows or results of operations.

On January 1, 2002, Emerging Issues Task Force Number 01-14, "Income Statement Characterization of reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14"), became effective. EITF 01-14 requires reimbursements received for out-of-pocket expenses to be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company did not report out-of-pocket reimbursements from customers net of the applicable costs. As such, the issuance of EITF 01-14 did not have a material impact on the Company's results of operations

SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued April 30, 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. The issuance of SFAS No. 145 did not have a material impact on the Company's results of operations.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement will impact the timing of exit costs, primarily related to lease terminations, associated with future restructuring charges. Under existing rules, these costs are accrued when the Company commits to an exit plan. Under the new rules, exit costs related to future restructuring plans will be expensed as the costs are incurred.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an Interpretation of SFAS No. 5, 57 and 107 and a rescission of FIN No. 34. The Interpretation expands the disclosure requirements for most guarantees. FIN No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The issuance of FIN No. 45 did not have a material impact on the Company's results of operations.

In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, regardless of which accounting method is used to account for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements". FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Disclosure required by FIN No. 46 must be included in all financial statements issued after January 31, 2003. We are currently analyzing FIN No. 46 to determine its impact on our consolidated financial statements.

NOTE 2 - MERGER

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger (the "Merger") with the Company. Simultaneous with the Merger with Centillion, the Company acquired Celltech Information Systems, Inc. ("Celltech").

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of the Company's Class A common stock and 2,833,334 shares of the Company's Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company's Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger with Centillion has been accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company's common stock and control the Company after the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for CTI and Celltech.

The former Centillion businesses that are not related to the billing business were transferred in 2000 and 2001 prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a promissory note (the "Promissory Note"). The former Centillion stockholders own CDS. Net assets of the former Centillion businesses that are not related to the billing business, which were transferred in 2000, amounted to approximately $5.1 million, and included cash of approximately $3.5 million. In 2001, prior to the Merger, additional assets of approximately $4.6 million, (which consisted of approximately $3.7 million in cash, approximately $616,000 in note and account receivables, approximately $165,000 in fixed assets and $42,000 in other assets) were transferred to CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. The Promissory Note is considered as a contingent stock purchase receivable. Principal and interest is intended to be paid as cash proceeds are collected as those businesses that are sold. The Company will issue additional shares of Class A common stock to the former Centillion stockholders for principal payments, at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Promissory Note is not fully paid in five years from the date of the Merger, it is to be appraised, and shares of the Company's Class A common stock are to be issued for the appraised value at 88% of the average market price. As of December 31, 2002, there have been no cash proceeds on transferred assets, which have been sold. The dilutive impact of the shares issued as part of the aforementioned Promissory Note would be approximately 57,921,448, as of December 31, 2002, assuming the appraised fair value of the Promissory Note is equal to the face value and utilizing an average market price of approximately $.21 per share. No such dilutive shares have been included in the weighted average number of shares used to compute earnings per share since the Company has ascribed no net value to the Promissory Note in the financial statements as a result of the uncertainty related to the realizability of such note and such shares are antidilutive. The Company believes that the current fair value of the underlying net assets of the Promissory Note is substantially less than $10.5 million. There is no recorded net value of the Promissory Note receivable as of December 31, 2002.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Centillion's patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Centillion Data Systems, LLC" or "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common based on the value of the Tracking LLC. Until the earlier of February 12, 2003 or the date the original recipients of the consideration under the Merger cease to own 51% of the Company's outstanding common stock (the "Initial Conversion Period"), shares of Class B common stock could have been converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC (excluding certain patents) by (i) the lower of $1.50 or 88% of the average market price of Class A common stock for approximately the first million shares of Class A common stock to be issued, and
(ii) 88% of the average market price of Class A common stock for the remainder of any shares of Class A common stock to be issued. For the first 31 days of the three-year period commencing upon the expiration of the Initial Conversion Period, described above (i.e., until March 16, 2003), shares of Class B common stock could have been converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the lower of $1.50 or 88% of the average market price of Class A common stock. During the remainder of such three-year period, shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by 88% of the average market price of Class A common stock. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company's equity interest in, or the assets of, the Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company's receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the average market price of Class A common stock. The average market price of Class A common stock at any date will be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date. CDS, an affiliate owned by Centillion's former stockholders, had originally committed to loan, on a non-recourse basis, up to $2.0 million to the Tracking LLC to pursue certain patent enforcement actions that existed prior to the Merger. The commitment varies based on the amount repaid by the Tracking LLC and repayments on borrowings are contingent upon proceeds from patent enforcement activities. As of December 31, 2002, there were no amounts outstanding under the CDS loan facility.

As a result of the conversion of the former Centillion's stock into the Company's stock, the former stockholders of Centillion hold a majority of the outstanding voting stock of the Company. Therefore, the Merger was accounted for as a reverse purchase acquisition. All direct legal and other fees related to the Merger incurred by Centillion have been included in the total consideration. Total consideration in connection with the Merger amounted to $12,430,568, which included $1,613,140 in acquisition and restructuring costs, the remainder of the consideration was in the form of Class A common stock and Class B common stock.

In February 2001, the Company also acquired Celltech, a provider of customer billing management systems and other services. The purchase was initially valued at $5,251,977 and was to include $262,599 in cash, and the balance of $4,989,378 was to be satisfied by the issuance of 2,217,688 shares of Class A common stock of which 1,050,583 shares were held in escrow contingent upon the attainment of certain predetermined net revenue levels of Celltech's largest customer. Subsequent to the Celltech acquisition, 67,593 shares were issued from escrow and 982,990 of the shares held in escrow were cancelled. Consideration in connection with the acquisition of Celltech amounted to $4,490,532, which included cash, acquisition costs and restructuring costs of $1,700,115. The remainder of the consideration of $2,790,417 was satisfied by the issuance of 1,234,698 shares of Class A common stock.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated goodwill and intangibles in connection with the Merger were estimated to have various estimated lives ranging from 6 months to 7.5 years.

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


In November 2001, the Company recorded an impairment charge of $14.1 million primarily related to the write-down of goodwill associated with the acquisition of former CTI Group (Telemanagement segment) and Celltech Information Systems (BCC segment). The goodwill and intangibles were created by purchase accounting treatment of the Merger transaction that closed in February 2001. Subsequent to the Merger, sales and operating profit from the acquired products did not meet the projections that were originally used to determine the purchase price for the business. Also, due to the negative trends in the telecommunications marketplace, the significant erosion in customer base and due to the fact that certain purchased products and technology will not be supported in the future, management determined that the impairment charge was warranted.

The following table summarizes the unaudited pro forma combined results of operations for the year ended December 31, 2001, as if the Merger had taken place at the beginning of the period:

                                               2001
                                               ----

Revenues                                  $ 28,189,812
                                          ============

Net (loss)                                $(11,733,719)
                                          ============


Basic and diluted (loss)
per common share                          $      (0.46)
                                          ============

NOTE 3 - INTANGIBLE ASSETS

Intangible assets of continuing operations consist of the following:

                                                     December 31,
                                             -------------------------
                                                2002            2001
                                             ----------      ---------
Patents                                     $  344,850      $  344,850
Customer base                                  426,813         426,813
Other intangibles                              493,672         493,672
                                            ----------      ----------
                                             1,265,335       1,265,335
Less accumulated amortization                 (496,063)       (201,813)
                                            ----------      ----------
                                            $  769,272      $1,063,522
                                            ==========      ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense on intangible assets, including patents and other acquired intangibles amounted to $294,250 and $476,349 for fiscal year ended December 31, 2002 and 2001 respectively.

NOTE 4 - PROPERTY, EQUIPMENT AND SOFTWARE

The Company's fixed assets consist of the following:

                                                          December 31,
                                                  -------------------------
                                                     2002            2001
                                                  ----------      ---------
Equipment                                         $1,953,018     $1,936,004
Furniture and fixtures                               712,993        487,841
Leasehold improvements                               333,899        430,484
Software                                           2,945,340      7,263,457
                                                  ----------     ----------
                                                   5,945,250     10,117,786
Less accumulated depreciation and amortization    (4,511,749)    (5,460,397)
                                                  ----------     ----------
                                                  $1,433,501     $4,657,389
                                                  ==========     ==========

Depreciation and amortization expense on property equipment, and software amounted to $1,551,301 and $1,022,414 for the fiscal year ended December 31, 2002 and 2001, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

A. LEASE COMMITMENTS:
The Company leases its office facilities and certain equipment under non-cancelable long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five year periods, subject to certain escalation clauses, under non-cancelable long-term operating leases are as follows:

         Year ending December 31:

                   2003      $1,091,756
                   2004          22,741
                   2005          12,128
                             ----------
           Total             $1,126,625
                             ----------

Rent and lease expense was $723,432 and $930,971 for the fiscal years ended December 31, 2002 and 2001, respectively. In January 2003, the company paid $400,000 to terminate its Houston office lease obligation. The $400,000 was included in the restructuring liability established under the Company's restructuring plan. The $400,000 is included as a lease commitment in the table above but will be recorded as a reduction of the restructuring reserve and not an expense when it is paid in 2003.

B. CONTINGENCIES:
The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. EMPLOYMENT AGREEMENTS:

The Company entered into employment agreements with executive management. In 2001, an agreement was made with a company executive that paid $500,000 in severance upon departure from the company in 2002. The balance was accrued for as a current liability as of December 31, 2001.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                                                       Years ended December 31,
                                                    ---------------------------
                                                       2002             2001
                                                    -----------      ----------
Income tax (benefit) expense
   Current (receivable) payable
       Federal                                      $(1,934,429)     $1,740,420
       State                                           (185,410)        340,046
   Deferred
       Federal                                         (769,292)        477,085
       State                                           (253,306)        157,080
                                                    -----------      ----------
Provision for income taxes (benefit)                $(3,142,437)     $2,714,631
                                                    ===========      ==========

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                       Years ended December 31,
                                                    ---------------------------
                                                       2002             2001
                                                    -----------      ----------
Computed tax (benefit) at the expected
  statutory rate                                    $(2,766,646)    $(2,853,040)
State tax (benefit), net                               (287,853)        488,858
Nondeductible goodwill and intangibles                  200,603       5,707,848
Other                                                  (140,406)              -
R&D and other credits                                   (25,000)       (399,840)
Decrease in valuation allowance                        (123,135)       (229,195)
                                                    -----------      ----------
                                                    $(3,142,437)     $2,714,631
                                                    ===========      ==========

The components of the overall net deferred tax assets (liabilities) are as follows:

                                                       Years ended December 31,
                                                    ---------------------------
                                                       2002             2001
                                                    -----------      ----------
Assets
  Net operating losses                               $1,062,349      $1,210,137
  Depreciation and amortization                               -          15,511
  Allowance for doubtful accounts                        40,849          31,547
  Vacation and bonus compensation and
    other accruals                                      501,238         843,426
  Property tax                                           16,666           4,649
  Tax credit carryforward                               115,000               -
  State income tax                                            -          52,792
                                                    -----------      ----------
Total assets                                         $1,736,102      $2,158,062

Liabilities
  Depreciation and amortization                          (5,684)     (1,401,571)
  Deferred acquisition costs                           (379,955)       (175,457)
  Other                                                 (23,901)       (153,936)
                                                    -----------      ----------
Total liabilities                                     $(409,540)    $(1,730,964)

Valuation allowance                                    (165,525)       (288,660)

Deferred tax asset (liabilities)                     $1,161,037        $138,438
                                                    ===========      ==========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002 the Company has available unused net operating losses of $2,245,718 and tax credit carryforwards of approximately $105,000 that may be applied against future taxable income and that expire 2008 to 2021.

NOTE 7 - CAPITAL STOCK TRANSACTIONS

(A) OPTIONS:

The Company's Amended and Restated Stock Option and Restricted Stock Plan (the "Plan") provides for the issuance of incentive and nonqualified stock options and restricted stock grants to obtain shares of the Company's Class A common stock. Individuals eligible for participation in the Plan include key employees (including employees who also serve as Directors), non-employee directors, independent contractors and consultants who perform services for the Company. The exercise price of the stock options is based upon the fair market value at the time the option is granted. The number of options to be granted, option period and the option prices are determined by the Board of Directors in accordance with the terms of the Plan. Option period cannot exceed ten years from date of grant. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options typically become exercisable over a one to five year period. Generally, the options have various vesting periods, which include immediate and term vesting periods. Options typically terminate 90 days after termination of employment.

In 2002, the Company authorized an additional 2,000,000 shares for grant under the Plan. In connection with the shares that can be issued under the Plan, the Company filed a registration statement on From S-8. Such registration statement also covered certain options granted prior to the Merger, which were not granted under the Plan ("Outside Plan Stock Options"). At December 31, 2002, the Company had authorized 4,600,000 shares for grant under the Plan of which 2,965,000 were available for grant as of December 31, 2002.

Immediately preceding the Merger, former Centillion option holders exercised in 2001 their options to purchase 571,122 shares of the Company's Class A common stock. In connection with the Merger, 360,000 of previously granted options were obtained and deemed outstanding. The options were accounted for in the consideration of the purchase business combination and included in the allocation of the consideration. In February 2001, the Company authorized an additional 2,000,000 shares to be available for grant under the Plan. In February 2002, an additional 2,000,000 shares were authorized to be available for grant under the Plan. Of the 360,000 options obtained, 110,000 options were originally granted under the Plan and 250,000 options were Outside Plan Stock Options. Of the 360,000 options obtained, 55,000 of such options were exercised in 2001 and 20,000 were exercised in 2002, of which 50,000 were originally granted under the Plan and 25,000 options were Outside Plan Stock Options. During 2001, 15,000 Outside Plan Stock Options were cancelled in 2001 and 100,000 Outside Plan Stock Options along with 10,000 options granted under the Plan were cancelled in 2002. During 2002, the Company granted options to purchase 1,285,000 shares to officers of the Company at exercise prices ranging from $0.25 to $0.49 per share.

As of December 31, 2002, 1,335,000 options were outstanding under the Plan and 110,000 Outside Plan Stock Options were outstanding.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to options under the Company's plans is as follows:

                                                                    Exercise             Weighted
                                               Options             Price Range            Average
                                               Shares               Per Share          Exercise Price
                                              ---------          ---------------       ---------------
Outstanding, December 31, 2000                  571,122          $  0.00 -  0.33          $ 0.13
Merger                                          360,000             0.20 -  1.09            0.58
Granted                                              --                       --              --
Exercised                                      (626,122)            0.00 -  0.50            0.16
Cancelled                                       (15,000)                    0.34            0.34
                                              --------------------------------------------------------
Outstanding, December 31, 2001                  290,000             0.20 -  1.09            0.61
Granted                                       1,285,000             0.25 -  0.49            0.38
Exercised                                       (20,000)                    0.20            0.20
Cancelled                                      (110,000)            0.50 -  1.09            1.04
                                              --------------------------------------------------------
Outstanding, December 31, 2002                1,445,000          $  0.20 - $0.50          $ 0.38

The following table summarizes options exercisable at December 31, 2002 and
2001:
                                   Exercise
                   Option         Price Range       Weighted Average
                   Shares          Per Share         Exercise Price
                 ------------    --------------    -------------------
2002               160,000       $0.20 - $0.50           $0.37
2001               290,000       $0.20 - $1.09           $0.61



The following table summarizes the status of stock options outstanding and exercisable at December 31, 2002:

                                $0.20 - $0.50
                                --------------
Outstanding options:

Number outstanding at
  December 31, 2002                1,445,000
Weighted-average
  remaining contractual
  life (Years)                             9
Weighted-average exercise
  price                                $0.38

Exercisable options:

Number outstanding at
  December 31, 2002                  160,000
Weighted-average exercise
  price                                $0.37

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and the related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions

                                                    2002
                                                 -----------
                 Risk-free interest rate           3.71%
                 Dividend yield                    0.00%
                 Volatility factor                 66.41%
                 Expected lives                   5 years

There is no pro forma impact of SFAS No. 123 in 2001. There were no grants for the year ending December 31, 2001 and all outstanding options granted prior to 2001 were fully vested.

(B) ISSUANCE OF COMMON STOCK:

The Company granted a stock bonus to the Chairman of the Board in fiscal year 2000, which was to be issued in fiscal year 2001. The Company recorded $102,400 compensation expense at the time of grant based on the fair value of the stock, as determined by the Company at the date of the grant. In February 2001, the Company issued the 92,000 shares of class A common stock to the Chairman of the Board.

As part of the Merger in February 2001, the Company issued 8,916,203 of class A common stock and 2,833,334 of Class B common stock. (see Note 2).

NOTE 8 - MAJOR CUSTOMERS

For the fiscal years ended December 31, 2002 and 2001, the Company had sales to a single customer aggregating $5,803,260 (49% of revenues) and $6,682,337 (24% of revenues), respectively. Such customer represents 49% of service and license fee revenues for the years ended December 31, 2002 and 2001. The contract with this customer was renewed in December 2001 with an automatic annual renewal provision effective March 2003; however, such agreement does contain a 120-day advance notice termination provision. The loss of this customer could have a substantial negative impact on the Company.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued income taxes. The book values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued income taxes are considered to be representative of their respective fair values. The carrying value of the line of credit approximate fair value due to its short-term maturities

NOTE 10 - RETIREMENT PLAN

The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code that covers certain eligible U.S., full-time employees. The Company matches 50% of participant contributions up to 6% of participant compensation. The Company made contributions of $109,439 in 2002 and $153,508 in 2001. The Company maintains a defined contribution plan for its U.K. employees. The Company made contributions of approximately $46,140 during 2002 and $35,000 in 2001.

NOTE 11 - SEGMENT INFORMATION

The Company designs, develops, markets and supports billing and data management software and services. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three reportable segments, Billing and Customer Care ("BCC"), Telemanagment ("Telemanagement") and Patent Enforcement Activities ("Patent Enforcement"). These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Billing and Customer Care: BCC provides billing services and billing analysis software to telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operation. The primary products utilized to generate revenues in this segment are MagnaFlex(R), WinCommand (R) and SmartBill (R). The Company provided these services primarily through facilities located in Indianapolis, Indiana and Houston, Texas prior to the consolidation of that facility into the Indiana location. There was a small portion of revenues generated from the Valley Forge facility.

Telemanagment: Through its operations in the United Kingdom and Indianapolis and the utilization of the Proteus products, the Company offers telemanagement software and services for end users to manage their usage of telecommunications services and equipment.

Patent Enforcement Activities: Patent Enforcement involves the licensing, protection, enforcement and defense of the company's intellectual property, patents and rights.

The accounting policies for segment reporting are the same as those described in
Note 1 of the Notes to Consolidated Financial Statements. Summarized financial information concerning the Company's reportable segments is shown in the following table. Activities of the acquired operations of Celltech (BCC) and former CTI Group (Holdings) Inc. (Telemanagement) included in the table below are for the period subsequent to the Merger date of February 12, 2001.

Reconciling items for operating income / (loss) on the following table represent corporate expenses and depreciation.

The following table presents selected financial results by business segment:

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 Billing and                                   Patent              Reconciling
2002                            Customer Care         Telemanagement         Enforcement             Amounts            Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                     $ 8,152,259            $3,649,279          $         -            $         -          $11,801,538

Gross profit
  (Revenues less costs
  of products and
  patent license cost)             4,375,420             2,388,872             (909,615)                     -            5,854,677
Depreciation and
  amortization                     1,420,163               402,230               23,112                     48            1,845,553
Impairment charges                 2,414,684                     -                    -                      -            2,414,684
Other charges                              -                     -                    -                783,178              783,178
  (Loss) from
  operations                      (3,543,011)             (548,650)            (932,727)            (3,245,705)          (8,270,093)
Long-lived assets                  1,369,016               760,133              153,090                    722            2,282,961


2001
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                     $10,057,960            $3,514,202          $14,050,000            $         -          $27,622,162

Gross profit
  (Revenues less costs
  of products and
  patent license cost)             5,236,103             2,191,997           11,715,630                      -           19,143,730
Depreciation and
  amortization                     1,298,080               113,083               22,990              1,976,779            3,410,932
Impairment Charges                 4,848,830             9,211,766                    -                      -           14,060,596
Income (loss) from
  operations                      (5,500,233)           (9,312,200)          11,692,640             (6,302,212)          (9,422,005)
Long-lived assets                  4,431,135             1,126,898              176,080                      -            5,734,113

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected financial results by geographic location based on location of customer:

2002                        United States      United Kingdom     Consolidated
--------------------------------------------------------------------------------
Net revenues                  $8,664,339          $3,137,199      $11,801,538
Gross profit
  (Revenues less costs
  of products and
  patent license cost)         3,535,439           2,319,238        5,854,677
Depreciation and
Amortization                   1,480,385             365,168        1,845,553
Impairment charges             2,414,684                   -        2,414,684
Other charges                    783,178                   -          783,178
  (Loss) from
  operations                  (7,843,608)           (426,485)      (8,270,093)
Long-lived assets              1,550,992             731,969        2,282,961

2001
--------------------------------------------------------------------------------
Net revenues                 $24,639,786          $2,982,376      $27,622,162
Gross profit
  (Revenues less costs
  of products and
  patent license cost)        17,035,650           2,108,080       19,143,730
Depreciation and
  amortization                 3,297,849             113,083        3,410,932
Impairment charges            12,688,313           1,372,283       14,060,596
Income (loss) from
  operations                  (8,115,706)         (1,306,299)      (9,422,005)
Long-lived assets              5,002,144             731,969        5,734,113


NOTE 12 -RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. The Company incurred $370,492 and $362,594 in lease expense for the years ended December 31, 2002 and 2001, respectively. The Company also incurred during 2001, $237,155 of leasehold improvements from this entity. This lease expires November 2003.

The Company incurred legal expenses of $859,289 and $3,089,026 during 2002 and 2001, respectively related to a law firm that the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. In 2002, the company entered into a contingency fee basis with such firm related to certain patent enforcement activities.

The Company incurred $233,000 in fees and $32,082 in expenses associated with Board of Directors activities in 2002 and $191,000 in fees and $55,000 in expenses associated with Board of Directors activities in 2001.

The Company incurred $32,817 in charges from CDS related to certain patent enforcement activities during the year ended December 31, 2002 and $39,929 for the year ended December 31, 2001.

The Company's telephone services are provided by an entity owned by CDS. The Company incurred $147,797 and $144,884 in telephone expense for the years ended December 31, 2002 and 2001. The Company provided billing solutions to this entity for the years ended December 31, 2002 and 2001 the revenues recorded amounted to $6,956 and $7,658, respectively. At December 31, 2002, the Company had a receivable from this entity of $876.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2001, the former CEO was provided with reimbursement for housing in Indianapolis, IN. The former CEO did elect to temporarily rent a house from an entity, which is affiliated with the chairman, such costs reimbursed amounted to approximately $15,000 in 2001.

The Company provided certain administrative services to its former subsidiaries and investees, which amounted to approximately $59,000 for the year December 31, 2001. The Company had a receivable from these entities of approximately $0 and $21,000 as of December 31, 2002 and 2001, respectively.

On January 28, 2002, the Company entered into an employment agreement with Bradley Houlberg, President and Chief Executive Officer. In connection with Mr. Houlberg's employment agreement, he received an advance in the amount of $104,000 to cover qualified relocation costs associated with his required relocation to Indianapolis. The Company estimated actual relocation costs incurred as of December 31, 2002 amounted to $85,000. Mr. Houlberg is required to return to the Company any amounts advanced in excess of actual qualified relocation costs incurred. The Company has recorded a $24,000 advance receivable from Mr. Houlberg as of December 31, 2002. The Company also agreed to reimburse Mr. Houlberg $5,000 for his legal expenses related to his employment agreement with the Company.

NOTE 13 - IMPAIRMENT AND RESTRUCTURING CHARGES

Asset Impairment

In December 2002, the Company recorded an impairment charge of $2,414,684 related to the write-down of capitalized development costs of its MagnaFlex(R) product. Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires the period evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. In the fourth quarter of 2002, it was determined that revised future sales and operating profit projections attributable to the MagnaFlex(R) product supported a recorded net realizable value which was substantially less than the carrying value. The remaining net asset of $312,530 is being amortized over the estimated remaining useful life of the three years.

In November 2001, the Company recorded an impairment charge of $14,060,595 primarily related to the write-down of goodwill associated with the acquisition of former CTI (Telemanagement segment) and Celltech (BCC segment). The goodwill and intangibles were created by purchase accounting treatment of the Merger transaction (see Item 7., Financial Statements - Notes to Consolidated Financial Statements - Note 2). SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," required the evaluation of impairment or long-lived assets and identifiable intangibles whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Subsequent to the Merger, sales and operating profit from the acquired products have not met the projections that were originally used to determine the purchase price for the business. Also, due to the negative trends in the telecommunications marketplace, the significant erosion in customer base and due to the fact that the purchased products and technology will not be supported in the future, management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company addressed these operational issues through consolidating facilities and reducing respective costs as well as replacing acquired technology and products. These and other actions taken by the Company result in lower current and future projected growth of revenues and cash flows than those originally projected at the time of the Merger. The Company measured impairment based on the fair value of the former CTI and Celltech businesses, which was based on an independent appraisal that considered the discounted cash flows using a discount rate of 25%. The discount rate was based on weighted average cost of capital taking into account the required rate of return for investors on an unleveraged, debt free basis. These results determined that the fair value of the goodwill was substantially less than the carrying value. The remaining intangible assets of $920,088 related to customer base and technology is being amortized over the estimated remaining useful life of the three to four years.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Plan

In connection with the Merger and acquisition, the Company announced a restructuring plan (the "Plan") to streamline cost structures and consolidate operations, which related primarily to the former CTI operations in Valley Forge and the former Celltech operations in Houston. The Company had recognized a liability of $1,739,409 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger. The restructuring costs were assumed in the purchase business combination and included in the allocation of the acquisition cost. The restructuring liability, which is comprised primarily of noncancellable lease obligations amounted to $495,637 as of December 31, 2002. The reduction in the liability for restructuring costs primarily relates to severance payments of approximately 60 employees terminated in the Plan. The remaining liability for restructuring costs relates to close down costs associated primarily with non-cancelable lease obligations. The Plan was substantially completed by March 2003. During 2002, the Company terminated the Valley Forge lease. In January 2003, the Company terminated the Houston office lease.

The following table summarizes accrued restructuring costs at December 31, 2002:

                                                                                     Balance
                                                                                   December 31,
                                Charge           Utilized         Adjustments         2002
                             ------------------------------------------------------------------
Severance                    $  649,056       $  (554,929)         $(94,127)         $      -
Non-cancelable lease
  commitments                 1,090,353          (594,716)                -           495,637
                             ----------       -----------          --------          --------
                             $1,739,409       $(1,149,645)         $(94,127)         $495,637
                             ----------       -----------          --------          --------

NOTE 14 - REDEEMABLE STOCK

The Company and its stockholders were party to a stockholders agreement. The agreement provided that upon the termination of a management stockholder (specified as two individuals) such stockholder will sell, and the Company will purchase, all outstanding shares held by the management stockholder. The purchase price per share shall be determined by mutual agreement between the Company and the management stockholder. If no agreement can be reached, the purchase price will be determined by independent appraisal. At December 31, 2000, there were 341,115 shares subject to repurchase only if the above conditions are met. The Company's Board annually determines a share value for its options. This value for December 31, 2000, was $1.11 per share. Using these values, the value of the redeemable shares at December 31, 2000 was $379,622. On February 12, 2001 the redeemable shares were converted to Class A common stock.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure required by this Item was previously reported by the Company in its definitive proxy statement filed with the Securities and Exchange Commission on May 6, 2002.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The required information is incorporated by reference from the Company's definitive proxy statement in connection with its 2003 Annual Stockholders' Meeting ("2003 Annual Meeting") to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Company's fiscal year ended December 31, 2002.

Item 10. Executive Compensation

The required information is incorporated by reference from the Company's definitive proxy statement in connection with its 2003 Annual Meeting to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information, other than the equity compensation plan information, is incorporated by reference from the Company's definitive proxy statement in connection with its 2003 Annual Meeting to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2002.

Equity Compensation Plan Information
The following table details information regarding the Company's existing equity compensation plans as of December 31, 2002:

                                                                                            Number of securities
                                                                                          remaining available for
                                       Number of securities to     Weighted-average     future issuance under equity
                                       be issued upon exercise     exercise price of         compensation plans
                                       of outstanding options,    outstanding options,      (excluding securities
                                         warrants and rights      warrants and rights      reflected in column (a))
          Plan Category                          (a)                     (b)                         (c)
 ------------------------------------  -----------------------   --------------------   ----------------------------
Equity compensation plans approved
  by security holders...............        1,335,000(1)                $0.38                    2,965,000

Equity compensation plans not
  approved by security holders(2)...          110,000                   $0.39                            -
                                       -----------------------------------------------------------------------------

Total...............................        1,445,000                   $0.38                    2,965,000
                                       =============================================================================

(1) Options to purchase 50,000 shares were granted prior to the Merger.

(2) The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements of the Company prior to the Merger ("Outside Plan Stock Options"). Outside Plan Stock Options were granted to both management and non-management employees, see
Item 7. "Financial Statements - Notes to Consolidated Financial Statements -
Note 7."

Item 12.  Certain Relationships and Related Transactions

The required information is incorporated by reference from the Company's definitive proxy statement in connection with its 2003 Annual Meeting to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2002.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits

         2.1 Agreement and Plan of Merger, dated February 3, 2000, including amendments thereto, between CTI Group (Holdings) Inc. and Centillion Data Systems, Inc., incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 23, 2001.

         2.2 Agreement and Plan of Merger, dated April 5, 2000, including amendments thereto, between CTI Group (Holdings) Inc., CTI Billing Solutions, Inc., David A. Warren, Frank S. Scarpa, Valerie E. Hart and Richard J. Donnelly, incorporated by reference to Annex H to the Definitive Proxy Statement on
Schedule 14A filed with the Securities and Exchange Commission on January 23, 2001.

         2.3 Agreement amending Agreement and Plan of Merger, dated May 15, 2001, among CTI Group (Holdings) Inc., CTI Billing Solutions, Inc. and David A. Warren, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2001.

         3.1 Certificate of Incorporation, incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 19, 1988.

         3.2 Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 15, 1991.

         3.3 Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3.1(i) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

         3.4 Amended Bylaws, incorporated by reference to Exhibit 3.1(ii) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

         4.1 Form of Centillion Data Systems LLC Promissory Note, incorporated by reference to Annex E to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 23, 2001.

         4.2 Amended and Restated CDS Holdings, LLC Promissory Note, dated February 12, 2001.

         10.1 Amended and Restated Stock Option and Restricted Stock Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement on
Schedule 14A filed with the Securities and Exchange Commission on May 6, 2002. *

         10.2 Letter, dated September 6, 2001, to Anthony P. Johns, incorporated by reference to Exhibit 10.4.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *

         10.3 Chief Executive Employment Agreement, dated January 28, 2002, between Bradley C. Houlberg and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *

         10.4 Employment Agreement, dated May 30, 2000, between Manfred Hanuschek and CTI Group (Holdings) Inc., incorporated by reference to Exhibit
10.6 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *

         10.4.1 Amendment No. 1 to Employment Agreement, dated May 30, 2000, between Manfred Hanuschek and CTI Group (Holdings) Inc., dated January 18, 2002, incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *

         10.5 Employment Agreement between William M. Miller and CTI Data Solutions (USA) Inc., dated February 12, 2001, incorporated by reference to
Exhibit 10.7 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *

         10.6 Executive Service Agreement between Adrian Burt and CTI Data Solutions Limited, dated February 1, 2002, incorporated by reference to Exhibit
10.8 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *

         10.7 Eleventh Amendment to Lease Agreement, dated January 23, 2001, by and between Lockerbie Vermont LLC and Centillion Data Systems, Inc., incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002.

         10.8 Settlement Agreement by and between Anthony P. Johns, Fairford Holdings Limited, Stephen J. Bartkiw, Harold D. Garrison and CTI Group (Holdings) Inc., dated June 20, 2002, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2002.

         10.9 Johns Family Purchase Agreement, dated June 11, 2002, among Robert Johns, Elizabeth Chiddicks, Jason Johns, Paul Johns, Stephen J. Bartkiw, and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2002.

         10.10 Termination Agreement, dated January 30, 2003, between CTI Group (Holdings) Inc. and CCP-CPN One, Ltd. regarding early termination of Houston office lease.

         10.11 Termination Agreement, dated October 30, 2002, between CTI Group (Holdings) Inc. and WHVPW Real Estate Limited Partnership regarding early termination of Valley Forge office lease.

         10.12 Option Grant to A. Burt, dated February 27, 1998*, Option Grant to A. Burt, dated May 25, 1999*, Option Grant to T. Indrakumar, dated February 27, 1998 and Option Grant to A. Khan, dated October 1, 1999, incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 2002.

         21.1 List of subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2002.

         23.1 Consent of PricewaterhouseCoopers LLP.

         99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C.
Section 1350.

         99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C.
Section 1350.

         * Management contract or compensatory plan or agreement.

         (b) Reports on Form 8-K.

Form 8-K filed November 13, 2002 Item 5. "Other Events and Regulation FD Disclosure" describing the Company's capital stock, including the conversion rights of Class B common stock.

Item 14. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or and its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared. In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CTI Group (Holdings) Inc.

By:      /s/ Bradley Houlberg
         --------------------
Name:    Bradley Houlberg
Title:   President and Chief Executive Officer
Date:    April 14, 2003


         In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 14, 2003                     /s/ Bradley Houlberg
--------------                     --------------------
     Date                          Bradley Houlberg
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

April 14, 2003                     /s/ Manfred Hanuschek
--------------                     ---------------------
     Date                          Manfred Hanuschek
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

April 14, 2003                     /s/ Harold Garrison
--------------                     -------------------
     Date                          Harold Garrison,
                                   Chairman, Board of Directors

April 14, 2003                     /s/ Michael Leeds
--------------                     -----------------
     Date                          Michael Leeds
                                   Vice Chairman, Board of Directors

April 14, 2003                     /s/ Rupert D. Armitage
--------------                     ----------------------
     Date                          Rupert D. Armitage
                                   Member, Board of Directors

April 14, 2003                     /s/ John Birbeck
--------------                     ----------------
     Date                          John Birbeck
                                   Member, Board of Directors

April 14, 2003                     /s/ Thomas Grein
--------------                     ----------------
     Date                          Thomas Grein
                                   Member, Board of Directors

April 14, 2003                     /s/ Salah Osseiran
--------------                     ------------------
     Date                          Salah Osseiran
                                   Member, Board of Directors

                                 CERTIFICATIONS

I, Bradley Houlberg, Chief Executive Officer of CTI Group (Holdings) Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of CTI Group (Holdings)
Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003
                                   /s/Bradley Houlberg
                                   -------------------
                                   Bradley Houlberg
                                   Chief Executive Officer
                                   (Principal Executive Officer)

I, Manfred Hanuschek, Chief Financial Officer of CTI Group (Holdings) Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of CTI Group (Holdings)
Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003
                                         /s/Manfred Hanuschek
                                         --------------------
                                         Manfred Hanuschek
                                         Chief Financial Officer
                                         (Principal Financial Officer)