Form 10KSB/A
period 2002-12-31
CTI GROUP HOLDINGS INC
filed 2003-04-30
CIK 355627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-KSB/A
       (Mark One)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002.

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ______________

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

            333 North Alabama St., Suite 240, Indianapolis, IN 46204
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (317) 262-4666

       Securities registered under Section 12(b) of the Exchange Act:  None

       Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                 Class A Common Stock, Par Value $.01 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. |X|

The Issuer's revenues for its most recent fiscal year were $11,801,538.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer based on the average of the high and low prices of Class A common stock on March 19, 2003 was $1,214,147.

As of March 19, 2003, the number of shares of Class A common stock outstanding was 26,689,456 and the number of shares of Class B common stock outstanding was 2,833,334. As of March 19, 2003 Treasury Stock included 140,250 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference herein.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

         The purpose of this Amendment is to provide information required by Items 9, 10, 11 and 12 of Part III of this report on Form 10-KSB/A, which the registrant intended to incorporate by reference from the registrant's proxy statement for the 2003 Annual Meeting of Shareholders.

                                    PART III
ITEM 9.

Directors

         Pursuant to our Certificate of Incorporation, as amended, our board of directors is divided into three classes: Class I, Class II, and Class III, having staggered terms of office. Directors of each class of our board of directors serve for a term of three years and until their successors have been elected and qualified, except in the event of their earlier resignation or removal. Our amended Certificate of Incorporation provides that for any meeting of stockholders held prior to July 1, 2003: (i) the holders of Class B Common Stock have the right to elect Class I and Class II directors; and (ii) any vacancies with respect to Class I and Class II directors should be filled by the remaining Class I and Class II directors voting as a group, or with respect to a Class III director by the remaining Class III directors. If, prior to July 1, 2003, there is any increase or decrease in the number of directors, such directors will be assigned as Class I, II or II so that the holders of Class B Common Stock maintain a majority of the board of directors. After July 1, 2003, holders of Class A and Class B Common Stock, voting as one class, have the right to elect Class I, II, and III directors.

         As of June 11, 2002, Mr. Johns, our former Class III director, resigned from our board of directors and Messrs. Armitage and Birbeck constituted our Class III directors. In accordance with our amended Certificate of Incorporation, as of September 4, 2002, Mr. Osseiran was elected as a Class I director by the majority of our Class I and II directors remaining in office. Mr. Osseiran previously served as our Class I director from February 12, 2001 until his resignation on September 6, 2001. As of March 7, 2003, Steve Bartkiw, our former Class I director, resigned from our board of directors.

         The following table sets forth information about our directors as of April 1, 2003.

                                         Position(s) Held in
          Name                                 CTIG                  Class           Director Since      Term Expires
-------------------------                -------------------     -------------       --------------      ------------
Harold Garrison                              Chairman                   I                 2001               2004
Salah N. Osseiran                            Director                   I                 2002               2004
Michael Leeds                                Vice Chairman             II                 2001               2005
Thomas Grein                                 Director                  II                 2001               2005
Rupert Armitage                              Director                 III                 1995               2003
John Birbeck                                 Director                 III                 2001               2003

         There is no family relationship between any of our directors and executive officers.

         The following table sets forth information regarding the business experience of our current members of the board of directors during the past five years.

           Name and Age (1)                             Business Experience During Past Five Years
           ----------------                             ------------------------------------------
Harold D. Garrison (54)                 Mr. Garrison became our director and chairman on February 12, 2001 in
Chairman of the Board of Directors      connection with the Centillion Merger. Mr. Garrison served as chairman of
                                        Centillion from 1988 until the Centillion Merger in 2001. He has also been serving as the chairman and chief executive officer of Mansur Group since 1982 and served as chairman of Xila Communications, Inc. from 1983 to 1999. Mr. Garrison currently serves as a chairman of Xila
                                        Communications, LLC.

Michael H. Leeds (56)                   Mr. Leeds became our director and vice-chairman on February 12, 2001 in
Director and Vice Chairman              connection with the Centillion Merger. Mr. Leeds served as a member of the executive committee of the board of directors of Centillion from 1987 until the Centillion Merger in 2001. He has been the managing partner of the Boca Raton, Florida office of the law firm of Blank Rome LLP, which is our legal advisor, since 1997.

Rupert D. Armitage (55)                 Mr. Armitage, a citizen of the United Kingdom, has been our director since
Director                                November, 1995. He is a founding member, chairman and managing director of three software-related companies in the United Kingdom: Ambit Research
                                        Ltd. formed in 1987, Information from Data Ltd. formed in 1993, and
                                        Personal and Corporate Training Systems Ltd. formed in 1995.

John Birbeck (47)                       Mr. Birbeck, a citizen of the United Kingdom, has served as our director
Director                                since June, 2001. In 1997, Mr. Birbeck founded Network Alchemy Ltd. From
                                        1997 until 2001, Mr. Birbeck served as a director of Network Alchemy Ltd.
                                        From 2000 until 2001, Mr. Birbeck served as a director of Avaya
                                        Communications.  Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr.
                                        Birbeck also was a founder in 2000 and serves as director of Seer Ltd.

Thomas W. Grein (51)                    Mr. Grein became our director on February 12, 2001 in connection with the
Director                                Centillion Merger. Mr. Grein served as a director of Centillion from
                                        October, 1999 until the Centillion Merger in 2001. Mr. Grein has been vice president and treasurer of Eli Lilly and Company since January, 2000. He served as executive director of investor relations and assistant treasurer from 1994 to 1998 and executive director of finance from 1998 to 2000 in
                                        Eli Lilly and Company. Mr. Grein is also a member of the board of directors of the Walther Cancer Foundation.

           Name and Age (1)                             Business Experience During Past Five Years
           ----------------                             ------------------------------------------
Salah N. Osseiran (47)                  Mr. Osseiran, a Lebanese citizen, has been a director of Centillion since
Director                                1987. Mr. Osseiran became our director on February 12, 2001, in connection with Centillion Merger, and served until his resignation on September 6,
                                        2001. As of September 4, 2002, Mr. Osseiran was elected as our Class I director by our Class I and Class II directors in accordance with our amended Certificate of Incorporation. Mr. Osseiran is the President and
                                        CEO of Business Projects Company (BPC), a Lebanese company located in
                                        Beirut. BPC owns a bottled water company operating in Lebanon and interests in the other business activities in Lebanon.

------------------
(1) As of April 1, 2003.

Executive Officers

         The following table sets forth information regarding the business experience of our executive officers during the past five years:

                                                                              Business Experience During
        Name and Position                      Age (1)                             Past Five Years
-------------------------------------          -------       -----------------------------------------------------------
Bradley Houlberg                                 43          Mr. Houlberg has been our President and Chief Executive
President and Chief Executive Officer                        Officer since January, 2002.  Mr. Houlberg was Executive
                                                             Vice President for Alltel Information Services from 1997 to
                                                             2001. Mr. Houlberg was with Convergys from 1989 to 1997 with his last position as Managing Director.

Manfred Hanuschek                                42          Mr. Hanuschek has been our Chief Financial Officer since
Secretary and Chief Financial Officer                        June, 2000, and our Secretary since February, 2002.  Mr.
                                                             Hanuschek was Chief Financial Officer with ICC Technologies,
                                                             Inc. from 1994 to 1998.  From April, 1999 to July, 1999, Mr.
                                                             Hanuschek was employed by us.  Mr. Hanuschek was Senior Vice
                                                             President and Chief Financial Officer of IGI, Inc. from
                                                             July, 1999 to June, 2000.

William Miller                                   45          Mr. Miller has been Chief Operating Officer since February
Chief Operating Officer                                      12, 2001.  Since 1996, Mr. Miller had been Sr. Vice
                                                             President and General Manager of the Communications
                                                             Division of Centillion, which merged with us on February
                                                             12, 2001.

Adrian Burt                                      33          Mr. Burt has been the Managing Director of CTI Data
UK Managing Director                                         Solutions, Ltd., our subsidiary, since 1998.  From 1995
                                                             until 1997, Mr. Burt was the Marketing Manager for Vocalis
                                                             Group plc, where he directed the marketing function.  From
                                                             1997 to 1998, Mr. Burt worked at Databit Limited/Siemens
                                                             plc. as Marketing Manager.

--------------
(1) As of April 1, 2003.


Section 16(A) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our Class A Common Stock (collectively, "Insiders") to file reports of ownership and changes in their ownership of our Class A Common Stock with the Securities and Exchange Commission. The regulations of the Securities and Exchange Commission require Insiders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that the Insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2002.

ITEM 10.

Executive Compensation

         The following table sets forth information regarding compensation paid to or accrued for our chief executive officer and other executive officers whose total annual salary and bonus for the fiscal year ended December 31, 2002 exceeded $100,000.

                           Summary Compensation Table

                                                                                              Long-Term
                                                                                             Compensation
                                                                                            --------------
                                                         Annual Compensation                    Awards
                                               -----------------------------------------    --------------
                                                                                              Securities
          Name and                                                          Other Annual      Underlying        All Other
     Principal Position            Year          Salary          Bonus      Compensation       Options         Compensation
------------------------------     ----        ---------      -----------   ------------    --------------     ------------
Bradley Houlberg, President
and Chief Executive Officer(1)     2002        $ 253,557      $ 61,875(7)   $118,361(4)        560,000          $   967(6)

Manfred Hanuschek,
Chief Financial Officer and
Secretary (2)                      2002        $ 175,000      $ 30,625(7)   $ 43,504(4)         75,000          $ 5,500(6)
                                   2001        $ 175,000      $ 68,750(3)   $  6,000(4)             --          $ 4,000(6)
                                   2000        $  94,972            --      $  3,500(4)             --               --

William Miller
Chief Operating Officer (5)        2002        $ 175,000      $ 30,625(7)   $  6,858(4)         75,000          $ 5,500(6)
                                   2001        $ 175,000      $128,750(3)   $  5,500(4)             --          $ 3,773(6)
                                   2000        $ 139,809      $ 36,741            --                --          $ 7,983(6)

Adrian Burt,
UK Managing Director               2002        $ 150,312      $ 28,875(7)   $ 15,031(4)         75,000          $ 4,924(6)
                                   2001        $ 135,334      $ 32,850(3)   $ 12,083(4)             --          $ 5,413(6)
                                   2000        $  79,750            --      $ 10,730(4)             --               --

(1) Mr. Houlberg was employed as our President and Chief Executive Officer as of January 28, 2002.

(2) Mr. Hanuschek was employed as our Chief Financial Officer as of June 12,
    2000.

(3) Includes year 2001 performance bonus paid in May 2002 of $68,750 paid to Mr. Hanuschek and Mr. Miller and $32,850 paid to Mr. Burt.

(4) Includes relocation expense, annual automobile allowance and club membership dues reimbursed or paid by the Company. In fiscal year 2002, we paid the following amounts as automobile allowance and reimbursed club dues to Messrs. Houlberg, Hanuschek, Miller and Burt: Mr. Houlberg $5,500 and $3,861, respectively; Mr. Hanuschek $6,000 and $3,003, respectively; Mr. Miller - $6,000 and $858, respectively, and Mr. Burt - $15,031 and $0, respectively. Included in Mr. Houlberg's other annual compensation is $104,000 advance for expenses due to his required relocation to Indianapolis. In the event that the entire $104,000 is not utilized, it is to be reimbursed to the Company. Also included in Mr. Houlberg's other annual compensation is a payment of $5,000 to cover legal costs. Mr. Hanuschek's other annual compensation includes $34,501 of relocation expense reimbursement and relocation expenses paid directly by the Company in connection with Mr. Hanuschek's required relocation to Indianapolis.

(5) Mr. Miller's compensation includes amounts earned as an employee of Centillion.

(6) Employer's matching contribution under the 401(k) Plan for Messrs. Houlberg, Hanuschek and Miller. Mr. Burt's other compensation is employer match under a pension plan.

(7) Includes estimated year 2002 Bonus to be finalized and paid in 2003


         The following table sets forth certain information regarding stock option grants made by us to each of the executive officers named in the Summary Compensation Table above:

                        Option Grants in Fiscal Year 2002

                                                     % of Total
                                                       Options
                                       Number of      Granted to
                                       Securities     Employees
                                       Underlying     in Fiscal                     Expiration
               Name                 Options Granted      Year     Exercise Price       Date
-------------------------------------------------------------------------------------------------
Bradley Houlberg
President and Chief Executive
Officer                                  560,000          70%          $0.49        02/28/2012

Manfred Hanuschek
Chief Financial Officer                   50,000           7%          $0.49        02/28/2012
                                          25,000           3%          $0.25        09/04/2012

William Miller
Chief Operating Officer                   50,000           7%          $0.49        02/28/2012
                                          25,000           3%          $0.25        09/04/2012
Adrian Burt
UK Managing Director                      50,000           7%          $0.49        02/28/2012
                                          25,000           3%          $0.25        09/04/2012


         The following table sets forth certain information regarding stock options exercised during fiscal year 2002 by each of the executive officers named in the Summary Compensation Table above:

                Aggregated Option Exercises in Fiscal Year 2002
                        and Fiscal Year-End Option Values

                                                                    Number of Securities      Value of Unexercised
                                                                   Underlying Unexercised    in-the-Money Options at
                                          Shares                      Options at FY-End              FY-End
                                         Acquired       Value           Exercisable/              Exercisable/
                Name                   on Exercise     Realized         Unexercisable           Unexercisable (1)
-------------------------------------  -----------     --------    ----------------------    -----------------------
Bradley Houlberg
President and Chief Executive Officer         --             --            0/560,000                  $0/$0

Manfred Hanuschek,
Chief Financial Officer and Secretary         --             --            0/75,000                   $0/$0

William Miller
Chief Operating Officer                       --             --            0/75,000                   $0/$0

Adrian Burt,
UK Managing Director                          --             --         50,000/75,000                 $0/$0

(1) Calculation based upon the closing market price of $0.20 on December 31, 2002.

Employment Agreements

         Bradley Houlberg

         We entered into an employment agreement with Bradley Houlberg as of January 28, 2002. Pursuant to the agreement, Mr. Houlberg agreed to serve as our President and Chief Executive Officer for an initial period of three years, unless sooner terminated in accordance with the agreement, at the end of which the agreement will automatically renew for successive periods of one year. Mr. Houlberg's annual salary should be not less than $275,000. Our board of directors will review Mr. Houlberg's salary at least annually to determine if an increase is appropriate, which increase will be in the sole discretion of the board. For each calendar year of Mr. Houlberg's employment during which he meets the objectives pursuant to our annual incentive plan, we will pay Mr. Houlberg a bonus of between 22.5% ("Threshold Bonus") and 90% of his salary. Such bonus will be in lieu of any cash bonuses provided by us to our employees and senior executives. A bonus of 45% of Mr. Houlberg's salary constitutes a "Target Bonus." Under the agreement, Mr. Houlberg is entitled to (i) reimbursement of specified expenses related, among other matters, to the move of his family to Indianapolis, Indiana and transportation as well as (ii) all normal and usual benefits provided by us to our senior executives.

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

         Manfred Hanuschek

         We entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. The following is the description of the terms and conditions of the amended agreement. Pursuant to the agreement, Mr. Hanuschek agreed to serve as our Chief Financial Officer for an initial period of three years, commencing on January 18, 2002, unless sooner terminated in accordance with the agreement, at the end of which the agreement will automatically renew for successive periods of one year. Mr. Hanuschek's annual base salary should be not less than $175,000. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by our president or board, in his or its sole discretion. Under the agreement, Mr. Hanuschek is entitled to reimbursement of specified expenses and to participation in any savings, 401(k), pension, group medical and other similar plans, which we may adopt. Under the agreement, Mr. Hanuschek is entitled to reimbursement of relocation expenses related to his required relocation to Indianapolis.

         The agreement can be terminated upon a six months notice of termination sent by either party to the agreement prior to the end of the initial three-year term or successive one-year terms, in such event, the agreement shall terminate at end of the respective initial three year term or successive one year term. Mr. Hanuschek will be entitled to a severance payment equal to half of his then current annual salary, and Mr. Hanuschek will be entitled to continued group medical and dental benefits, and automobile allowance for a six month period following termination of employment.

         Mr. Hanuschek can terminate the agreement in the event of a change of control or change of management and is entitled to (i) a severance payment equal to his then current annual salary, payable over a twelve-month period after the termination date and (ii) continued group medical and dental benefits over the twelve-month period.

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

         If the agreement terminates upon a six months notice of termination sent by either party to the agreement prior to the end of the initial three year term or successive one year terms, Mr. Miller will be entitled to a severance payment equal to half of his then current annual salary payable over a six month period after the termination date. Mr. Miller can terminate the agreement in the event of our change of control and is entitled to a severance payment equal to his then current annual salary, payable over a twelve-month period after the termination date.

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

         Adrian Burt

         CTI Data Solutions Limited, our United Kingdom subsidiary ("CTI Ltd."), entered into an executive service agreement with Adrian Burt as of February 1, 2002, pursuant to which Mr. Burt agreed to serve as managing director. Mr. Burt's employment commenced in February 1998. Previous service with Databit Limited/Siemens plc from August 1, 1997 counts as part of Mr. Burt's continuous service with CTI Ltd.

         CTI Ltd. will pay Mr. Burt an annual salary of 90,000 UK pounds. The salary will be reviewed annually in the light of CTI Ltd.'s performance and Mr. Burt's contribution to it. CTI Ltd. will pay Mr. Burt guaranteed commission of 10,000 UK pounds per annum. Mr. Burt will be eligible to participate in such management bonus programs of the holding company as may be agreed with CTI Ltd. from time to time. Mr. Burt will also be entitled to reimbursement of specified expenses and to membership of such private medical care or pension scheme as CTI Ltd. may from time to time provide.

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

Amended and Restated Stock Option and Restricted Stock Plan

         We adopted the Amended and Restated Stock Option and Restricted Stock Plan (the "Plan"). The purpose of the Plan is to promote our interests by providing incentives to (i) our designated officers and other employees or those of our subsidiaries, (ii) members of our board of directors and (iii) independent contractors and consultants who perform services for us and thus to enable us to attract and retain the foregoing eligible participants in the Plan (individually, the "Participant" and, collectively, the "Participants") and to encourage them to acquire or increase the proprietary interest in us.

         Our board of directors or committee of the board comprised of at least two members (collectively, the "Committee") will administer and interpret the Plan. Each committee member must meet the definition of a "non-employee director" within the meaning of Rule 16b-3(b)(3) of the Exchange Act. The Committee has the sole authority to determine the persons eligible to receive grants, the type, size, and terms of grants, the time when grants will be made, the duration of any exercise or restriction period, any restrictions on resale applicable to the shares of the Common Stock to be issued or transferred pursuant to the grants and any other matters arising under the Plan.

         Grants under the Plan include: (i) incentive stock options, (ii) nonqualified stock options and (iii) restricted stock grants (i.e., grants of shares of our Common Stock pursuant to an incentive or long range compensation plan, program or contract approved by the Committee, as described below).

         The Plan also provides for special grants of nonqualified stock options to purchase up to 30,000 shares of the Common Stock vesting over a three-year period for our non-employee members of the board of directors who serve on the committee of the board of directors administering the Plan ("Director's Grants"). A non-employee director who serves on the Committee may receive a Director's Grant at the start of and in consideration for that director's service to us as a Committee member. Director's Grants may be awarded only in the sole discretion of the board of directors. Upon a change of control, a sale or exchange of our assets, our dissolution, liquidation, merger or consolidation, in which we are not the surviving corporation, vesting restrictions imposed under any Director's Grant immediately lapse.

         Only officers and other employees are eligible to receive incentive stock options. All Participants in the Plan are eligible to receive nonqualified stock options and restricted stock grants. The maximum number of shares of the Common Stock that may be subject to grants awarded to any single individual under the Plan is 4,000,000 shares of the Common Stock, except in the case of a Director's Grant, which cannot exceed 30,000 shares of the Common Stock during any three-year period.

         If any change is made to our Common Stock as a result of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination of shares, or exchange of shares, or any other change in capital structure without receipt of consideration and this change does not result in the termination of all outstanding grants, the Committee will preserve the value of outstanding grants, by adjusting the maximum number and class of shares issuable under the Plan and the number and class of shares, or the exercise price of each outstanding options.

         The exercise price of an incentive stock option will be the higher of the fair market value or the book value of a share of our Common Stock on the date of the grant. If the Participant owns common stock representing more than 10% of the total combined voting power of all classes of our stock or the stock of our subsidiaries, the exercise price per share in the case of an incentive stock option will not be less than 110% of the fair market value of a share of our Common Stock on the date of the grant and the option of such Participant will not be exercisable after the expiration of five years from the date of the grant. The exercise price of a stock option is payable in full at the time of exercise in cash or, with the consent of the Committee, shares of our Common Stock already owned by the Participant and having a fair market value on the date of exercise equal to the exercise price, or a combination of cash and shares.

         Unless the Participant is the holder of 10% of the total combined voting power of our stock or the stock of our subsidiaries, the Participant may exercise options during a period of ten years from the date of the grant, subject to the Committee's determination of the exercise period of the Participant's stock options. However, the Participant's exercise period may terminate earlier if we terminate his or her employment relationship with us or if he or she dies or becomes disabled.

         The aggregate fair market value of the Common Stock, determined as of the date of the grant, with respect to which incentive stock options are exercisable for the first time by the Participant during any calendar year under the Plan and under our other stock option plan, if any, cannot exceed $100,000.

         The board of directors may amend or terminate the Plan at any time. However, amendments that materially increase the benefits accruing to the Participants under the Plan, increase the aggregate number of shares of our Common Stock that may be issued or transferred under the Plan, modify the requirements as to eligibility for participation in the Plan or modify the provisions for determining the fair market value of a share of our Common Stock require stockholder approval.

         We will not grant incentive stock options after the expiration of 10 years from January 11, 1995.

         In the event of a change of control (as defined in the Plan), the Participant may immediately exercise all outstanding stock options. All restrictions on the transfer of the shares of restricted stock will lapse upon the occurrence of the change of control, provided such shares have not been forfeited. Upon a sale or exchange of all or substantially all of our assets or upon our dissolution, liquidation, merger or consolidation where we are not the surviving corporation, the Participant will have the right to exercise in full any grants, including Director's Grants, not previously exercised, subject to certain conditions.

Compensation of Directors

         The compensation paid to non-employee members of the board of directors is as follows:

         (i) $5,000 plus reasonable expenses for attendance at annual meetings;

         (ii) $3,000 plus reasonable expenses for attendance at quarterly meetings;

         (iii) $1,500 plus reasonable expenses for attendance at special and audit committee meetings; and

         (iv) $2,500 plus reasonable expenses for attendance at executive committee meetings.

         In addition, the chairman of the board receives $5,000 per month plus reasonable expenses and the vice-chairman receives $4,000 per month plus reasonable expenses.

         During the fiscal year ended December 31, 2002, Messrs. Garrison, Leeds, Armitage, Bartkiw, Birbeck, Grein, Osseiran, and Johns earned non-employee 2002 director fees for their services on the board of directors of $79,500, $70,000, $23,500, $18,500, $21,000, $9,500, $3,000and $4,500,
respectively, plus expenses.

         Mr. Johns received payroll compensation through January 31, 2002 of $28,469, automobile and living allowance of $2,225. Mr. Johns also received in 2002 a $500,000 severance payment and was paid $20,269 for claimed unused vacation. Mr. Johns also received $100,000 on account of board and other fees that Mr. Johns would have earned after June 11, 2002, the date of his resignation as a member of our board of directors, if he had continued to serve for the balance of his term as our director.

         In 2001, the Board of Directors engaged a compensation consulting firm to develop, among other items, compensation guidelines and recommendations for granting of options for board of director members. Such recommendations identified a structure whereby options were to be granted at fair market value at date of grant and vest ratably over four years. First year grants for directors were for the purchase of 12,500 shares and second and third year grants of 6,250 shares of our Class A Common Stock. Executive Committee members additional first year grants for directors were for the purchase of 62,500 shares and second and third year grants of 31,250 shares of our Class A Common Stock. Executive Committee members consisted of Messr. Garrison, Leeds and Armitage.

         In 2002, Messrs. Garrison, Leeds, Armitage, Bartkiw, Birbeck, Grein and Osseiran were granted options to purchase 112,500, 112,500, 112,500, 112,500, 18,750, 18,750 and 12,500 shares of our Class A Common Stock, respectively.

         In 2002, we paid approximately $1,600 to Mr. Birbeck for the consulting services provided to CTI Data Solutions Ltd., our subsidiary

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of April 23, 2003 with respect to the beneficial ownership of our Class A and Class B Common Stock by:
(i) each person who is known to us to be the beneficial owner of more than five percent of our outstanding Class A or Class B Common Stock, (ii) each of our directors, (iii) our chief executive officer and each other executive officer whose total annual salary and bonus for the fiscal year 2002 exceeded $100,000; and (iv) all of our directors and executive officers as a group. As of April 23, 2003, 26,549,206 shares of our Class A Common Stock and 2,833,334 shares of our Class B Common Stock were outstanding. As of April 23,2003, Treasury Stock included 140,250 shares.

         The securities "beneficially owned" by an individual, as shown in the table below, are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, beneficially-owned securities may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or convertible debentures within 60 days after April 23, 2003, 2003. Shares subject to stock options, warrants or convertible debentures, which an individual has the right to acquire within 60 days after April 23, 2003, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. Beneficial ownership may be disclaimed as to some of the securities.

                                               Amount and Nature                   Amount and Nature
                                                 of Beneficial                      of Beneficial
                                              Ownership of Class     Percent      Ownership of Class     Percent
             Name and Address**                 A Common Stock       of Class       B Common Stock      of Class
-----------------------------------------     ------------------    ----------    ------------------   ----------
Harold D. Garrison, Chairman                     1,517,693(1)          5.7%           177,178(2)          6.3%
Michael H. Leeds, Vice Chairman                         --              --                 --              --
Rupert D. Armitage, Director                       496,219(3)          1.9%                --              --
Steve Bartkiw, Director                            578,709(4)          2.2%                --              --
John Birbeck, Director                              30,000               *                 --              --
Thomas W. Grein, Director                               --              --                 --              --
Salah N. Osseiran, Director                     15,775,009(5)         59.4%         2,371,244(6)         83.7%
Bradley Houlberg, President and Chief              140,000(7)            *                 --              --
Executive Officer
Manfred Hanuschek, Secretary and Chief              12,500(8)            *                 --              --
Financial Officer
William Miller, Chief Operating Officer             49,300(9)            *              5,892               *
Adrian Burt, UK Managing Director                  112,966(9)            *                 --              --
All directors and executive officers as a       18,712,396            69.8%         2,554,314            90.2%
group

-------------
*  Less than 1%.
** The business address of our directors and executive officers is CTI Group
   (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.

(1) Includes 502,980 shares of our Class A Common Stock held by Mr. Garrison directly, 591,927 of our Class A Common Stock owned by Sunset, LLC, of which Mr. Garrison is the managing member and 422,786 shares of our Class A Common Stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member.

(2) Includes 14,732 shares of our Class B Common Stock held by Mr. Garrison directly, 94,762 shares of our Class B Common Stock owned by Sunset, LLC, of which Mr. Garrison is the managing member and 67,684 shares of our Class B Common Stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member.

(3) Includes options to purchase 30,000 shares of our Class A Common Stock, 85,000 shares owned by Mr. Armitage's spouse, and 100,000 shares owned by Ambit Research, of which Mr. Armitage is the managing director.

(4) Mr. Bartkiw resigned as our director as of March 7, 2003.

(5) Includes 45,000 shares of our Class A Common Stock owned by Salsel Corporation Limited, 13,204,366 shares of our Class A Common Stock owned by Hawazen (BVI) Corp. and 2,525,643 shares of our Class A Common Stock owned by Fairford Holdings Limited. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran is the managing director of Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran was elected as our director as of September 4, 2002.

(6) Includes 2,113,902 shares of our Class B Common Stock owned by Hawazen (BVI) Corp. and 257,342 shares of our Class B Common Stock owned by Fairford Holdings Limited. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran is the managing director of Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran was elected as our director as of September 4, 2002.

(7) Represents options to purchase 140,000 shares of our Class A Common Stock.

(8) Represents options to purchase 12,500 shares of our Class A Common Stock.

(9) Includes options to purchase 12,500 shares of our Class A Common Stock.

ITEM 12.

Certain Relationships and Related Transactions

         As part of the Centillion Merger, Anthony Johns, former director and former President and Chief Executive Officer, received options to purchase 300,000 shares at an exercise price of $1.09 each, 200,000 of which Mr. Johns subsequently agreed to cancel. The remaining options to purchase 100,000 shares vested and became exercisable in November 2000. These options were issued to compensate Mr. Johns for his forfeiture of funds under a profit-sharing agreement with us. In addition, prior to the Centillion Merger, a number of our former officers and directors also had options to purchase an aggregate of 200,000 shares of our common stock, which accelerated and vested as a result of the Centillion Merger.

         Mr. Johns was provided with reimbursement for housing in Indianapolis. We rented a house for our visiting employees, one of whom was Mr. Johns, from an entity affiliated with Mr. Garrison, our chairman, and such costs amounted to approximately $15,000 in 2001.

         We incurred directors fees and expenses and we made certain severance payments to Mr. Johns, upon his resignation as our President and Chief Executive Officer. See "Executive Compensation, Compensation of Directors". As part of the Centillion Merger, we entered into certain transactions with CDS Holdings, LLC ("CDS") which is affiliated with former Centillion stockholders or directors which include Messrs. Garrison, Leeds and Osseiran.

         We are currently leasing 20,003 square feet of office space at 333 North Alabama Street, Indianapolis, Indiana. The landlord is an affiliate of Harold Garrison, our chairman, and Salah Osseiran, our director and a beneficial owner of 59.4% of our Class A Common Stock and 83.7% of our Class B Common Stock. We incurred $370,492 and $362,594 in rent expense for the fiscal years ended December 31, 2002 and 2001, respectively. We also paid $237,155 in leasehold improvements to the same landlord in connection with the relocation to new office space in 2001.

         We incurred legal expenses of $859,289 and $3,089,026 for the fiscal years ended December 31, 2002 and 2001, respectively, to a law firm of which Mr. Leeds, our vice chairman, is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues.

         We incurred $32,817 and $39,929 in charges from CDS related to certain patent enforcement activities for the fiscal years ended December 31, 2002 and 2001, respectively.

         Our telephone services are provided by Xila Communications LLC, which is an entity owned by CDS. We incurred $147,797 and $144,884 and in telephone expense for the fiscal years ended December 31, 2002 and 2001, respectively. We provided billing solutions to this entity for the fiscal years ended December 31, 2002 and 2001 and the revenues recorded amounted to $6,956 and $7,658, respectively. At December 31, 2002 we had a receivable from this entity of $876.

         We provided certain administrative services to our former subsidiaries during the fiscal year ended December 31, 2001, which amounted to approximately $59,000, respectively. At December 31, 2001, we had a receivable from these entities of approximately $21,000.

         At December 31, 2000, we had an outstanding note receivable from former CTI Group of $562,911. This note was secured by the accounts receivable of the former CTI Group payable upon the effective date of the Centillion Merger. On February 12, 2001, this obligation was repaid in connection with the Centillion Merger.

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

                                CTI Group (Holdings) Inc.

                                By:   /s/ Bradley Houlberg
                                    --------------------------------------------
                                    Name: Bradley Houlberg
                                    Title: President and Chief Executive Officer

Date: April 30, 2003


         In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2003                   /s/ Bradley Houlberg
--------------                   ------------------------------------------
     Date                        Bradley Houlberg
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

April 30, 2003                   /s/ Manfred Hanuschek
--------------                   ------------------------------------------
     Date                        Manfred Hanuschek
                                 Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)

April 30, 2003                   /s/ Harold Garrison
--------------                   ------------------------------------------
     Date                        Harold Garrison,
                                 Chairman, Board of Directors

April 30, 2003                   /s/ Michael Leeds
--------------                   ------------------------------------------
     Date                        Michael Leeds
                                 Vice Chairman, Board of Directors

April 30, 2003                   /s/ Rupert D. Armitage
--------------                   ------------------------------------------
     Date                        Rupert D. Armitage
                                 Member, Board of Directors

April 30, 2003                   /s/ John Birbeck
--------------                   ------------------------------------------
     Date                        John Birbeck
                                 Member, Board of Directors

April 30, 2003                   /s/ Thomas Grein
--------------                   ------------------------------------------
     Date                        Thomas Grein
                                 Member, Board of Directors

April 30, 2003                   /s/ Salah Osseiran
--------------                   ------------------------------------------
     Date                        Salah Osseiran
                                 Member, Board of Directors

                                 CERTIFICATIONS

         I, Bradley Houlberg, Chief Executive Officer of CTI Group (Holdings) Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of CTI Group (Holdings) Inc.; and

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.



Date: April 30, 2003                          /s/ Bradley Houlberg
                                              -----------------------------
                                              Bradley Houlberg
                                              Chief Executive Officer
                                              (Principal Executive Officer)

I, Manfred Hanuschek, Chief Financial Officer of CTI Group (Holdings) Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of CTI Group (Holdings) Inc.; and

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.



Date: April 30, 2003                           /s/ Manfred Hanuschek
                                               -----------------------------
                                               Manfred Hanuschek
                                               Chief Financial Officer
                                               (Principal Financial Officer)