Form 10QSB
period 2003-03-31
CTI GROUP HOLDINGS INC
filed 2003-05-14
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to _____


                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.
       (Exact name of small business issuer as specified in its charter)

            DELAWARE                                      51-0308583
 -------------------------------                    ----------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                    Identification Number)


       333 North Alabama Street, Suite 240, Indianapolis, IN     46204
       ------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


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

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes    No    N/A X .
                                               ---   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Class A common stock par value $.01, outstanding as of May 13, 2003 was 26,689,456. As of May 13, 2003, there were 2,833,334 shares of
Class B common stock outstanding.


Transitional Small Business Disclosure Format
(check one): Yes    No X
                ---   ---

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                March 31,           December 31,
                                                                                                   2003                 2002
                                                                                            -----------------     ----------------
ASSETS


Cash and cash equivalents                                                                        $5,322,405            $5,952,984
Trade accounts receivable, less allowance for doubtful accounts of $90,948 and
$101,921, respectively                                                                            1,614,498             1,478,074
Prepaid expenses                                                                                    362,956               462,419
Income taxes refundable                                                                           2,895,986             2,720,762
Deferred income tax benefit                                                                         185,455               445,321
Other current assets                                                                                  8,496                 6,886
                                                                                            -----------------     ----------------
       Total current assets                                                                      10,389,796            11,066,446

Property, equipment, and software net                                                             1,406,152             1,433,501
Intangible assets, net                                                                              695,710               769,272
Deferred income tax benefit                                                                         610,817               715,716
Other assets                                                                                         80,188                80,188
                                                                                            -----------------     ----------------
       Total assets                                                                             $13,182,663           $14,065,123
                                                                                            -----------------     ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                                                                   $484,434              $713,733
Other accrued expenses                                                                            2,174,089             1,946,591
Restructuring reserve                                                                                     -               495,637

Deferred revenue                                                                                    736,493               694,542
                                                                                            -----------------     ----------------
      Total current liabilities                                                                   3,395,016             3,850,503


Deferred revenue - long term                                                                        119,186                58,224

Commitments and contingencies

Stockholders' equity
Common stock class A, par value $.01; 47,166,666 shares authorized; 26,689,456 issued
and outstanding at March 31, 2003 and December 31, 2002                                             266,895               266,895
Common stock class B, par value $.01; 2,833,334 shares authorized issued and
outstanding at March 31, 2003 and at December 31, 2002, respectively                                 28,333                28,333

Additional paid-in-capital                                                                       23,943,562            23,943,562
Accumulated (deficit)                                                                           (14,390,983)          (13,908,315)
Other comprehensive income - foreign currency translation                                            12,797                18,064
Treasury stock, 140,250 shares at cost at March 31, 2003 and December 31, 2002,
respectively                                                                                       (192,143)             (192,143)
                                                                                            -----------------     ----------------
       Total stockholders' equity                                                                 9,668,461            10,156,396
                                                                                            -----------------     ----------------
       Total liabilities and stockholders' equity                                               $13,182,663           $14,065,123
                                                                                            =================     ================


          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              Three months ended March 31,
                                                                                               2003                 2002
                                                                                        ----------------    -----------------
Revenues:
  Service and license fee revenue                                                            $2,759,577           $3,075,244
  Patent license fee revenues                                                                         -                    -
                                                                                         ----------------    -----------------
                                                                                              2,759,577            3,075,244

Cost and Expenses:
  Costs of products and services                                                              1,056,533            1,214,889
  Patent license fee costs                                                                      236,024               87,657
  Selling, general and administration                                                         1,642,050            1,838,655
  Research and development                                                                      333,348              343,361
  Depreciation and amortization                                                                 274,337              367,784
                                                                                         ----------------    -----------------
Loss from operations                                                                           (782,715)            (777,102)
                                                                                         ----------------    -----------------

Other income
   Interest income, net of interest expense of $786 and $4,181, respectively                    (34,816)             (50,534)
   Other (income) expense                                                                        (1,260)               1,788
                                                                                         ----------------    -----------------
Loss before income taxes                                                                       (746,639)            (728,356)

Tax benefit                                                                                    (263,971)            (268,248)
                                                                                         ----------------    -----------------
Net loss                                                                                       (482,668)            (460,108)
                                                                                         ----------------    -----------------

Basic and diluted net loss per common share                                                      $(0.02)              $(0.02)

Basic and diluted weighted average common shares outstanding                                 26,549,206           26,529,206

           See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Three months ended
                                                                                                      March 31,
                                                                                               2003                  2002
                                                                                         ----------------     -----------------
Cash flows provided by (used in) operating activities:
Net loss                                                                                       $(482,668)            $(460,108)
Adjustments to reconcile net loss to net cash used in operating activities:
  Provision for doubtful accounts                                                                 15,000                 4,220
  Depreciation and amortization                                                                  247,134               367,784
  Deferred income taxes                                                                          364,765                62,715
Changes in operating activities:
  Trade receivables                                                                             (164,733)             (758,453)
  Prepaid expenses                                                                                97,419               (20,093)
  Current taxes receivable                                                                      (175,168)             (135,241)
  Other assets                                                                                    (1,863)              (45,458)
  Accounts payable                                                                              (224,133)              (71,934)
  Accrued expenses                                                                              (263,197)             (891,458)
  Deferred revenue                                                                               115,405               (28,898)
                                                                                         ----------------     -----------------
  Cash used in operating activities                                                             (472,039)           (1,976,924)

Cash flows from investing activities:
  Additions to software and property and equipment                                              (153,216)             (264,176)
                                                                                         ----------------     -----------------
  Cash (used in) investing activities                                                           (153,216)             (264,176)

Cash provided by (used in) financing activities                                                        -                     -

Effect on foreign currency exchange rates on cash and cash equivalents                            (5,324)                  463
                                                                                         ----------------     -----------------

Decrease in cash and cash equivalents                                                           (630,579)           (2,240,637)
                                                                                         ----------------     -----------------

Cash and cash equivalents, beginning of period                                                 5,952,984            11,362,294
                                                                                         ----------------     -----------------

Cash and cash equivalents, end of period                                                       5,322,405             9,121,657
                                                                                         ----------------     -----------------



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

The Company is comprised of three business segments: Billing and Customer Care ("BCC"), Telemanagement ("Telemanagement") and Patent Enforcement Activities ("Patent Enforcement"). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company's, patents and other intellectual property.

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger with CTI and Celltech Information Systems Inc. ("Celltech") simultaneously (the "Merger"). The Merger with Centillion has been accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company's common stock and control the Company after the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of CTI and Celltech.

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2002 and 2001 and the notes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2: Adoption of New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an Interpretation of SFAS No. 5, 57 and 107 and a rescission of FIN No. 34. The Interpretation expands the disclosure requirements for most guarantees. FIN No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements". FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Disclosure required by FIN No. 46 must be included in all financial statements issued after January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial statements.


NOTE 3:  Business Restructuring Charge

In connection with the Merger, the Company announced a restructuring plan to streamline cost structures and consolidate operations, which related primarily to the former CTI operations in Valley Forge and the former Celltech operations in Houston The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger transaction. In the first quarter 2003, the Company terminated the Houston office lease. All obligations provided for under the restructuring reserve had been satisfied as of March 31, 2003 and accordingly the restructuring reserve is $0 as of March 31, 2003.


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

                                                         For the Three Months Ended
                                                                  March 31,
                                                       -------------------------------
                                                           2003             2002
                                                       -------------    --------------
Net loss                                                 $(482,668)        $(460,108)
                                                       =============    ==============


Average shares of common stock outstanding used
to compute basic earnings per share                      26,549,206        26,529,206
Additional common shares to issued assuming
exercise of stock options                                        --                --
                                                       -------------    --------------

Average shares of common and common equivalent
stock outstanding used to compute diluted
earnings per share                                       26,549,206        26,529,206
                                                       =============    ==============


Net loss per share - Basic:
                                                       -------------    --------------
Net loss per share                                         $ (0.02)          $ (0.02)
                                                       =============    ==============


Weighted average common shares outstanding               26,549,206        26,529,206
                                                       =============    ==============


Net loss per share - Diluted:
                                                       -------------    --------------
Net loss per share                                         $ (0.02)          $ (0.02)
                                                       =============    ==============


Weighted average common and common equivalent
shares outstanding                                       26,549,206        26,529,206
                                                       =============    ==============


The diluted share basis for the three months ended March 31, 2003 excludes stock options due to their anti-dilutive effect as a result of the Company's net loss from operations. The impact of the outstanding stock options, using the treasury stock method, for the three months ended March 31, 2003 results in diluted weighted shares outstanding of 26,549,206. Furthermore, all outstanding stock options have an exercise price that exceeds the 3-month average stock price of $0.20, there is no impact for outstanding stock options. The diluted share basis for the three months ended March 31, 2002 also excludes stock options due to their anti-dilutive effect.

Centillion's patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Centillion Data Systems, LLC" or "Tracking LLC"). The Company has a series of Class B common stock that if converted to Class A common stock would result in significant dilution to Class A common stockholders at March 31, 2003, based on the fair value of Tracking LLC and the relatively low fair market value of the Company's Class A common stock. The dilutive impact of the common shares has been excluded from the computation of diluted earnings per share as the result would be anti-dilutive.

The former Centillion businesses that are not related to the billing business were transferred in 2001 and 2000 prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a promissory note (the "Promissory Note"). The former Centillion stockholders own CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The Company will issue additional shares of Class A common stock to the former Centillion stockholders for principal payments, at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Promissory Note is not fully paid in five years from the date of the Merger, it is to be appraised, and shares of the Company's Class A common stock are to be issued for the appraised value at 88% of the average market price. As of March 31, 2003, there have been no cash proceeds on transferred assets, which have been sold. The dilutive impact of the shares issued as part of the aforementioned Promissory Note would be approximately 63,075,691 as of March 31, 2003 assuming the appraised value of the note is equal to $10,500,000 and utilizing an average market price of $.19 per share. No such dilutive shares have been included in the weighted average number of shares used to compute earnings per share since the Company has ascribed no net value to the Promissory Note in the financial statements as a result of the uncertainty related to the realizability of such note. Furthermore, the diluted share impact would be anti-dilutive for three months ended March 31, 2003 due to the Company's net loss from operations.

NOTE 5: Stock Based Compensation

The Company has a stock incentive plan, which provide for the granting of non-qualified stock options and incentive stock options to our employees (including officers and directors). Awards are granted at the average market price of our stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire ten years from the date of grant.

As permitted by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As required under the provisions of SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three months ended March 31, 2003 and 2002:


                                                            Three Months Ended March 31,
                                                       ---------------------------------------
                                                             2003                  2002
                                                       ------------------    -----------------
            Net income as reported                        $(482,668)            $(460,108)

            Stock-based employee compensation
                expense included in reported
                net income                                        -                     -
            Total stock-based employee
                compensation expense determined
                under fair value based method for
                all options                                 (17,429)               (3,900)
                                                       ------------------    -----------------
            Proforma net income                           $(500,097)            $(464,008)
                                                       ==================    =================

                                                            Three Months Ended March 31,
                                                       --------------------------------------
                                                             2003                  2002
                                                       ----------------      ----------------
           Basic and diluted loss per share:
             As reported                                     $(0.02)              $(0.02)
             Pro forma                                       $(0.02)              $(0.02)

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

Billing and Customer Care: BCC provides billing services and billing analysis software to telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operation. The primary products utilized to generate revenues in this segment are MagnaFlex(R), WinCommand(R) and SmartBill(R). The Company provided these services primarily through facilities located in Indianapolis, Indiana and Houston, Texas prior to the consolidation of that facility into the Indiana location.

Three months ended               Billing and                                   Patent            Reconciling
March 31, 2003                  Customer Care        Telemanagement          Enforcement           Amounts            Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                      $1,915,563              $844,014             $      -          $       -              $2,759,577
Gross profit
(Revenues less costs
of products and
patent license cost)               1,089,027               614,017             (236,024)                 -               1,467,020
Depreciation and
Amortization                         164,266               100,555                5,857              3,659                 274,337
Income (loss) from
operations                           155,376               (76,649)            (241,881)          (619,561)               (782,715)
Long-lived assets                  1,312,235               691,987              147,343             30,485               2,182,050

Three months ended
March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                      $2,130,852              $944,392             $      -          $       -              $3,075,244
Gross profit
(Revenues less costs
of products and
patent license cost)               1,256,122               604,233              (87,657)                 -               1,772,698
Depreciation and
Amortization                         266,829                95,207                5,748                  -                 367,784
Income (loss) from
operations                            58,869              (170,680)             (93,405)          (571,886)               (777,102)
Long-lived assets                  4,470,950             1,034,071              170,333                  -               5,675,354

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

The accounting policies for segment reporting are the same as those described in
Note 1 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-KSB for the year ended December 31, 2002. Summarized financial information concerning the Company's reportable segments for the three months ended March 31, 2003 is shown in the following table.


Reconciling items for operating income/(loss) on the following table represent corporate expenses and depreciation.

The following table presents net revenues by geographic location:

Three Months ended
March 31, 2003                      United States         United Kingdom       Consolidated
--------------------------------------------------------------------------------------------
Net revenues                         $2,021,057               $738,520          $2,759,577
Gross profit (Revenues
less costs of products
and patent license cost)                895,570                571,450           1,467,020
Depreciation and
Amortization                            174,545                 99,792             274,337
 (Loss) from operations                (721,470)               (61,245)           (782,715)
Long-lived assets                     1,515,106                666,944           2,182,050

Three Months ended
March 31, 2002
--------------------------------------------------------------------------------------------
Net revenues                         $2,304,485               $770,759          $3,075,244
Gross profit (Revenues
less costs of products
and patent license cost)              1,187,146                585,552           1,772,698
Depreciation and
amortization                            280,486                 87,298             367,784
Income (loss) from
operations                             (681,958)               (95,144)           (777,102)
Long-lived assets                     4,703,356                971,998           5,675,354

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations Background

CTI Group (Holdings) Inc. and subsidiaries (the "Company" or "CTI") designs, develops, markets and supports billing and data management software and services.

The Company is comprised of three business segments: Billing and Customer Care ("BCC"), Telemanagement ("Telemanagement") and Patent Enforcement Activities ("Patent Enforcement"). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company's patents and other intellectual property.

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger with CTI and Celltech Information Systems Inc. ("Celltech") simultaneously (the "Merger"). The Merger with Centillion has been accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company's common stock and control the Company after the Merger.

Results of Operations-Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

Revenues from operations for the three months ended March 31, 2003 decreased $315,667 to $2,759,577 as compared to $3,075,244 in the prior year period. The reduction in revenue was primarily associated with the contract renewal with a major customer at a reduced revenue rate structure. The major customer represented 48% and 49% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

Costs of Products and Services

Costs of products and services for the three months ended March 31, 2003 decreased $246,013 to $1,056,533 as compared to $1,302,546 in the prior year period. The decrease in costs of products and services was attributable to the decrease in revenue along with production efficiencies. The costs of products and services was 38% of revenue for the period ended March 31, 2003 and 42% of revenue for the period ended March 31, 2002.

Patent License Fee Costs

Patent license fee costs increased by $148,367 to $236,024 for the three months ended March 31, 2003 as compared to $87,657 for the same prior year period. The change is due to an increased focus on patent license fee revenues and the creation of a new cost center in 2002 focusing on the generation of new patent license fee revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $196,605 to $1,642,050 compared to $1,838,655 in the prior year period. The reduction in selling, general and administrative expenses was due to a reduction in general and administrative expenses as a result of efficiencies realized in the combination of the three former separate administrative structures.

Research and Development Expense

Research and development expense decreased $10,013 to $333,348 for the three months ended March 31, 2003 as compared to $343,361 for the three months ended March 31, 2002.

Depreciation and Amortization

Depreciation and amortization decreased $93,447 to $274,337 for the period ended March 31, 2003 from $367,784 in the prior year period. This decrease was primarily associated with the reduction of capitalized software as a result of the impairment recorded in the fourth quarter of 2002.

Interest Income and Other Revenue

Interest income decreased $15,718 to $34,816 for the three months ended March 31, 2003 compared to $50,534 in the prior year period. The decrease in interest income was associated with reduced weighted average cash and cash equivalent on hand in the period ended March 31, 2003 compared to the prior year period.

Taxes

The tax rate was approximately 35% and 37% for the three months ended March 31, 2003 and 2002, respectively. The decrease in tax rate and corresponding tax benefit rate is primarily associated with a valuation allowance associated with the benefit arising with foreign operating losses.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $5,322,405 as of March 31, 2003 compared to $5,952,984 as of December 31, 2002. Cash flow used in operations amounted to approximately $472,039 and cash used in investing activities amounted to $153,216. Cash flow used in operations was primarily attributable to loss from operations combined with restructuring charges payments. Cash flows utilized in investing activities relate to additions of software and equipment. The Company believes it has and will be able to generate adequate resources through operating activities to continue operations for the next twelve months.

The Company derives a substantial portion of its revenues from a single billing and billing analysis customer. This single customer generated approximately $1.3 and $1.5 million in revenue in the three months ended March 31, 2003 and 2002, respectively. This customer's contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer could have a substantial negative impact on the Company.

In connection with the Merger, the Company had originally provided for $1,739,000 in restructuring reserve in 2001. All obligations provided for under the restructuring reserve had been satisfied as of March 31, 2003 and accordingly the restructuring reserve is $0.

Adoption of New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an Interpretation of SFAS No. 5, 57 and 107 and a rescission of FIN No. 34. The Interpretation expands the disclosure requirements for most guarantees. FIN No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements". FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Disclosure required by FIN No. 46 must be included in all financial statements issued after January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial statements.

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

The Company's ability to predict projected results or the effect of events on Company's operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. In addition to information provided elsewhere in this document, shareholders should consider the following: the risk that the Company will not be able to attract and retain customers to purchase its products; the risk that the Company will not be able to commercialize and market products; results of research and development; technological advances by third parties; loss of major customers; competition; future capital needs of the Company; history of operating losses; dependence upon key personnel and general economic and business conditions; the risk that the Company will not be able to integrate and consolidate the businesses it has acquired in an efficient or effective manner.

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

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 3 - Defaults Upon Senior Securities:
          None

ITEM 4 - Submission of Matters to a Vote of Security Holders:
          None

ITEM 5 - Other Information:
          None

ITEM 6 - Exhibits and Reports on Form 8-K:

          8-K, Item 5 filed on March 7, 2003 concerning the resignation of a director of the Company.

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



Bradley Houlberg
-----------------------
Bradley Houlberg                                             Date: May 14, 2003
Chief Executive Officer


Manfred Hanuschek
-----------------------
Manfred Hanuschek                                            Date: May 14, 2003
Chief Financial Officer

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

Date: May 14, 2003
                                                 Bradley Houlberg
                                                 -----------------------------
                                                 Bradley Houlberg
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

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

Date: May 14, 2003
                                                 Manfred Hanuschek
                                                 -----------------------------
                                                 Manfred Hanuschek
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)
                                       16