Form 10QSB
period 2003-06-30
CTI GROUP HOLDINGS INC
filed 2003-08-14
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to _____

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                        DELAWARE                         51-0308583
                        --------                         ----------
             (State or other jurisdiction of           (IRS Employer
              incorporation or organization)         Identification No.)

        333 North Alabama Street, Suite 240, Indianapolis, IN     46204
        -----------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

                                 (317) 262-4666
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Class A common stock par value $.01, outstanding as of August 13, 2003 was 26,689,456. As of August 13, 2003, there were 2,833,334 shares of Class B common stock par value $0.01 outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes [ ]  No [X]

                            CTI GROUP (HOLDINGS) INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003
                                TABLE OF CONTENTS

ITEM                                                                                           PAGE
NO.                                                                                             NO.
----                                                                                           ----
                         PART I - Financial Information
 1.  Financial Statements
       Consolidated balance sheet (Unaudited) at June 30, 2003, and December 31, 2002             3
       Consolidated statement of income (Unaudited) for the three and six months ended
       June 30, 2003, and June 30, 2002                                                         4-5
       Consolidated statement of cash flows (Unaudited) for the six months ended June 30,
       2003, and June 30, 2002                                                                    6
       Notes to consolidated financial statements (Unaudited)                                  7-11
 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    12-15
 3.  Controls and Procedures                                                                     16

                           PART II - Other Information
 1.  Legal Proceedings                                                                           17
 2.  Changes in Securities and Use of Proceeds                                                   17
 3.  Defaults Upon Senior Securities                                                             17
 4.  Submission of Matters to a Vote of Security Holders                                         17
 5.  Other Information                                                                           17
 6.  Exhibits and Reports on Form 8-K                                                            17

SIGNATURES                                                                                       17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                              June 30,          December 31,
                                                                                                2003                2002
                                                                                           ---------------    ---------------
ASSETS

Cash and cash equivalents                                                                  $     6,904,364    $     5,952,984
Trade accounts receivable, less allowance for doubtful accounts of $84,765 and
$101,921, respectively                                                                           1,661,349          1,478,074
Prepaid expenses                                                                                   235,493            462,419
Income taxes refundable                                                                          1,381,686          2,720,762
Deferred income tax benefit                                                                         53,684            445,321
Other current assets                                                                                 2,464              6,886
                                                                                           ---------------    ---------------
       Total  current assets                                                                    10,239,040         11,066,446

Property, equipment, and software net                                                            1,395,932          1,433,501
Intangible assets, net                                                                             622,146            769,272
Deferred income tax benefit                                                                        611,424            715,716
Other assets                                                                                        77,792             80,188
                                                                                           ---------------    ---------------
       Total assets                                                                        $    12,946,334    $    14,065,123
                                                                                           ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                           $       457,732    $       713,733
Other accrued expenses                                                                           1,863,642          1,946,591
Restructuring reserve                                                                                    -            495,637
Deferred revenue                                                                                   817,391            694,542
                                                                                           ---------------    ---------------
       Total current liabilities                                                                 3,138,765          3,850,503

Deferred revenue - long term                                                                       102,292             58,224

Commitments and contingencies

Stockholders' equity
Common stock class A, par value $.01; 47,166,666 shares authorized; 26,689,456 issued
and outstanding at June 30, 2003 and at December 31, 2002                                          266,895            266,895

Common stock class B, par value $.01; 2,833,334 shares authorized issued and
outstanding at June 30, 2003 and at December 31, 2002                                               28,333             28,333

Additional paid-in capital                                                                      23,943,562         23,943,562
Accumulated deficit                                                                            (14,347,707)       (13,908,315)
Other comprehensive income - foreign currency translation                                            6,337             18,064
Treasury stock, 140,250 shares at cost at June 30, 2003 and December 31, 2002,
respectively                                                                                      (192,143)          (192,143)
                                                                                           ---------------    ---------------
       Total stockholders' equity                                                                9,705,277         10,156,396
                                                                                           ---------------    ---------------
       Total liabilities and stockholders' equity                                          $    12,946,334    $    14,065,123
                                                                                           ===============    ===============

          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    Six months ended
                                                                                                         June 30,
                                                                                                 2003               2002
                                                                                           ---------------    ---------------
Revenues:
  Service and license fee revenue                                                          $     5,947,404    $     6,213,056
  Patent license fee revenues                                                                            -                  -
                                                                                           ---------------    ---------------
                                                                                                 5,947,404          6,213,056
Cost and Expenses:
  Costs of products and services                                                                 2,155,957          2,568,867
  Patent license fee costs                                                                         280,555            215,598
  Selling, general and administration                                                            3,553,243          3,771,209
  Research and development                                                                         684,261            795,316
  Depreciation and amortization                                                                    553,695            869,733
  Director settlement                                                                                    -            783,178
                                                                                           ---------------    ---------------
Loss from operations                                                                            (1,280,307)        (2,790,845)
                                                                                           ---------------    ---------------
Other income
  Interest income, net of interest expense of $786 and $7,711, respectively                        (46,506)           (73,174)
  Other (income) expense                                                                           (60,560)              (559)
                                                                                           ---------------    ---------------
Loss before income taxes                                                                        (1,173,241)        (2,717,112)

Tax benefit                                                                                       (733,850)          (739,742)
                                                                                           ---------------    ---------------
Net loss                                                                                          (439,391)        (1,977,370)
                                                                                           ---------------    ---------------
Basic and diluted net loss per common share                                                $         (0.02)   $         (0.07)

Basic and diluted weighted average common shares outstanding                                    26,549,206         26,538,267

           See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Three months ended
                                                                                                        June 30,
                                                                                                2003               2002
                                                                                           ---------------    ---------------
Revenues:
  Service and license fee revenue                                                          $     3,187,827    $     3,137,812
  Patent license fee revenues                                                                            -                  -
                                                                                           ---------------    ---------------
                                                                                                 3,187,827          3,137,812
Cost and Expenses:
  Costs of products and services                                                                 1,099,424          1,266,321
  Patent license fee costs                                                                          44,531            127,941
  Selling, general and administration                                                            1,911,195          2,020,211
  Research and development                                                                         350,913            451,955
  Depreciation and amortization                                                                    279,359            501,949
  Director settlement                                                                                    -            783,178
                                                                                           ---------------    ---------------
Loss from operations                                                                              (497,595)        (2,013,743)
                                                                                           ---------------    ---------------
Other income
   Interest income, net of interest expense of $0 and $3,530, respectively                         (11,690)           (22,640)
   Other (income) expense                                                                          (59,300)            (2,347)
                                                                                           ---------------    ---------------
Loss before income taxes                                                                          (426,605)        (1,988,756)

Tax benefit                                                                                       (469,879)          (471,494)
                                                                                           ---------------    ---------------
Net loss                                                                                            43,274         (1,517,262)
                                                                                           ---------------    ---------------
Basic and diluted net loss per common share                                                $          0.00    $         (0.06)

Basic and diluted weighted average common shares outstanding                                    26,549,206         26,547,228

           See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Six months ended
                                                                                                       June 30,
                                                                                                 2003              2002
                                                                                           ---------------    ---------------
Cash flows used in operating activities:
Net loss                                                                                   $      (439,391)   $    (1,977,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Provision for doubtful accounts                                                                   15,000             12,547
  Depreciation and amortization                                                                    541,600            869,733
  Deferred income taxes                                                                            495,929           (409,268)
  Director settlement non-cash charge                                                                    -            683,178
Changes in operating activities:
  Trade receivables                                                                               (179,353)           (56,741)
  Prepaid expenses                                                                                 227,988            (95,749)
  Income taxes                                                                                   1,338,999           (184,242)
  Other assets                                                                                       5,208            (70,846)
  Accounts payable                                                                                (257,597)          (108,746)
  Accrued expenses                                                                                (580,547)        (1,685,402)
  Deferred revenue                                                                                 143,265           (180,940)
                                                                                           ---------------    ---------------
  Cash provided by (used in) operating activities                                                1,311,101         (3,203,846)

Cash flows from investing activities:
  Additions to software and property and equipment                                                (367,070)          (409,656)
                                                                                           ---------------    ---------------
  Cash used in investing activities                                                               (367,070)          (409,656)

Cash flows provided by financing activities:
  Exercise of stock options                                                                              -              4,000
                                                                                           ---------------    ---------------
  Cash provided by financing activities                                                                  -              4,000

Effect on foreign currency exchange rates on cash and cash equivalents                               7,349              3,470
                                                                                           ---------------    ---------------
Increase (decrease) in cash and cash equivalents                                                   951,380         (3,606,032)
                                                                                           ---------------    ---------------
Cash and cash equivalents, beginning of period                                                   5,952,984         11,362,294
                                                                                           ---------------    ---------------
Cash and cash equivalents, end of period                                                         6,904,364          7,756,262
                                                                                           ---------------    ---------------

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

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation. The results of operations reported for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2:  Director Settlement

On June 20, 2002 two directors and a large shareholder entered into a private purchase agreement with Anthony Johns, former CEO and director of the Company, which included certain of his family members, for the purchase of 1,797,839 shares of the Company's common stock for $1,312,422. The shares were purchased at a premium over traded market value which resulted in the Company recording a non-cash expense and corresponding capital contribution of $683,178. In addition, the Company did record a cash payment of $100,000 to Anthony Johns in connection with such transaction.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not affect the Company's consolidated financial statements at this time

NOTE 4:  Business Restructuring Charge

In connection with the Merger, the Company announced a restructuring plan to streamline cost structures and consolidate operations, which related primarily to the former CTI operations in Valley Forge and the former Celltech operations in Houston, TX. The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger transaction. In the first quarter 2003, the Company terminated the Houston office lease. All obligations provided for under the restructuring reserve had been satisfied in the first quarter of 2003 and accordingly the restructuring reserve was $0 as of June 30, 2003.

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

                                                      For the Three Months Ended       For the Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------   -----------------------------
                                                          2003            2002            2003           2002
                                                     -------------   -------------   -------------   -------------
Net income (loss)                                    $      43,274   $  (1,517,262)  $    (439,391)  $  (1,977,370)
                                                     =============   =============   =============   =============
Average shares of common stock outstanding used
to compute basic earnings per share                     26,549,206      26,547,228      26,549,206      26,538,267
Additional common shares to issued assuming
exercise of stock options                                        -               -               -               -
                                                     -------------   -------------   -------------   -------------
Average shares of common and common equivalent
stock outstanding used to compute diluted
earnings per share                                      26,549,206      26,547,228      26,549,206      26,538,267
                                                     =============   =============   =============   =============
Net income (loss) per share - Basic:
                                                     -------------   -------------   -------------   -------------
Net income (loss) per share                          $        0.00   $       (0.06)  $       (0.02)  $       (0.07)
                                                     =============   =============   =============   =============
Weighted average common shares outstanding              26,549,206      26,547,228      26,549,206      26,538,267
                                                     =============   =============   =============   =============
Net income (loss) per share - Diluted:
                                                     -------------   -------------   -------------   -------------
Net income (loss) per share                          $        0.00   $       (0.06)  $       (0.02)  $       (0.07)
                                                     =============   =============   =============   =============
Weighted average common and common equivalent
shares outstanding                                      26,549,206      26,547,228      26,549,206      26,538,267
                                                     =============   =============   =============   =============

The diluted share basis for the six months ended June 30, 2003 excludes stock options due to their anti-dilutive effect as a result of the Company's net loss from operations. The diluted share basis for the three months and six months ended June 30, 2003 excludes stock options due to all outstanding options having an exercise price higher than the three-month and six-month average stock price of $0.19 and $0.20 per share, respectively.

Centillion's patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Centillion Data Systems, LLC" or "Tracking LLC"). The Company has a series of Class B common stock that if converted to Class A common stock would result in significant dilution to Class A common stockholders at June 30, 2003, based on the fair value of Tracking LLC and the relatively low fair market value of the Company's Class A common stock. The dilutive impact of the common shares has been excluded from the computation of diluted earnings per share due to the uncertainty of the value of the patents.

The former Centillion businesses that are not related to the billing business were transferred in 2001 and 2000 prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a promissory note (the "Promissory Note"). The former Centillion stockholders own CDS. The fair value of the Promissory Note amounted to approximately $10,500,000. The Company will issue additional shares of Class A common stock to the former Centillion stockholders for principal payments, at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Promissory Note is not fully paid in five years from the date of the Merger, it is to be appraised, and shares of the Company's Class A common stock are to be issued for the appraised value at 88% of the average market price. As of June 30, 2003, there have been no cash proceeds on transferred assets, which have been sold. The dilutive impact of the shares issued as part of the aforementioned Promissory Note would be approximately 47,727,273 shares as of June 30, 2003 assuming the appraised value of the note is equal to $10,500,000 and utilizing an average market price of the common stock of $.25 per share. No such dilutive shares have been included in the weighted average number of shares used to compute earnings per share since the Company has ascribed no net value to the Promissory Note in the financial statements as a result of the uncertainty related to the realizability of such note. The Company believes that the current value of the underlying net assets of the Promissory Note is substantially less than $10,500,000.

NOTE 6: Stock Based Compensation

The Company has a stock incentive plan, which provide for the granting of non-qualified stock options and incentive stock options to our employees (including officers and directors). Awards are granted at the average market price of our stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire ten years from the date of grant.

As permitted by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As required under the provisions of SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three months and six months ended June 30, 2003 and 2002:

                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                     -----------------------------   -----------------------------
                                                         2003             2002            2003           2002
                                                     -------------   -------------   -------------   -------------
Net income (loss) as reported                        $      43,274   $  (1,517,262)  $    (439,391)  $  (1,977,370)
Stock-based employee compensation expense
   included in reported net income                               -               -               -               -
Total stock-based employee
   compensation expense determined under fair
   value based method for all options                      (17,429)        (11,701)        (34,858)        (15,601)
                                                     -------------   -------------   -------------   -------------
Proforma net income (loss)                           $      25,845   $  (1,528,963)  $    (474,249)  $  (1,992,971)
                                                     =============   =============   =============   =============


                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     -----------------------------   -----------------------------
                                                         2003            2002             2003           2002
                                                     -------------   -------------   -------------   -------------
Basic and diluted income (loss) per share:
   As reported                                       $        0.00   $       (0.06)  $       (0.02)  $       (0.07)
   Proforma                                          $        0.00   $       (0.06)  $       (0.02)  $       (0.08)

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

Billing and Customer Care: BCC provides billing services and billing analysis software to telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operation. The primary products utilized to generate revenues in this segment are MagnaFlex(R) , WinCommand (R) and SmartBill (R). The Company provided these services primarily through facilities located in Indianapolis, Indiana and Houston, Texas prior to the consolidation of that facility into the Indiana location.

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

The accounting policies for segment reporting are the same as those described in
Note 1 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-KSB for the year ended December 31, 2002. Summarized financial information concerning the Company's reportable segments for the three months ended June 30, 2003 is shown in the following table.

Reconciling items for operating income / (loss) on the following table represent corporate expenses and depreciation.

The following table presents net revenues by geographic location:

                                  For Three Months Ended June 30, 2003                  For Six Months Ended June 30,
                             -----------------------------------------------       ----------------------------------------------
                                United           United                              United           United
                                States           Kingdom        Consolidated         States           Kingdom        Consolidated
                             -------------    -------------     ------------       ----------        ---------       ------------
Revenues                         2,380,396          807,431        3,187,827        4,401,453        1,545,951          5,947,404
Gross profit (Revenues
less costs of products
and patent license cost)         1,411,263          632,609        2,043,872        2,306,833        1,204,059          3,510,892
Depreciation and
Amortization                       179,357          100,002          279,359          353,902          199,793            553,695
Loss from operations              (459,228)         (38,367)        (497,595)      (1,180,697)         (99,610)        (1,280,307)
Long-lived assets                1,527,192          568,678        2,095,870        1,527,192          568,678          2,095,870

                                   For Three Months Ended June 30, 2003                   For Six Months Ended June 30,
                             -----------------------------------------------    -------------------------------------------------
                                United           United                            United           United
                                States           Kingdom       Consolidated        States           Kingdom        Consolidated
                             -------------    -------------    -------------    -------------    -------------    ---------------
Revenues                     $   2,335,280    $     802,532    $   3,137,812    $   4,639,765    $   1,573,291    $   6,213,056
Gross profit (Revenues
less costs of products
and patent license cost)         1,138,082          605,468        1,743,550        2,237,571        1,191,020        3,428,591


                                                 For Three Months Ended June 30, 2003
                         ------------------------------------------------------------------------------------------
                           Billing and                             Patent          Reconciling
                          Customer Care     Telemanagement       Enforcement         Amounts         Consolidated
                         ---------------    --------------    ---------------    ---------------    ---------------
Revenues                       2,297,574           890,253                  -                  -          3,187,827
Gross profit/(loss)
(Revenues less
costs of products
and patent
license cost)                  1,424,335           664,068            (44,531)                 -          2,043,872
Depreciation and
Amortization                     170,235           100,638              5,748              2,738            279,359
Income (loss)
from operations                  270,190           (73,954)           (50,279)          (643,552)          (497,598)
Long-lived assets              1,333,189           590,601            141,595             30,485          2,095,870


                                                    For Six Months Ended June 30, 2003
                         -------------------------------------------------------------------------------------------
                           Billing and                             Patent          Reconciling
                          Customer Care     Telemanagement       Enforcement         Amounts          Consolidated
                         ---------------   ----------------    ---------------    ---------------    ---------------
Revenues                       4,213,137          1,734,267                  -                  -          5,947,404
Gross profit/(loss)
(Revenues less
costs of products
and patent
license cost)                  2,513,362          1,278,085           (280,555)                 -          3,510,892
Depreciation and
Amortization                     334,501            201,194             11,605              6,395            553,695
Income (loss)
from operations                  425,765           (150,603)          (292,160)        (1,263,309)        (1,280,307)
Long-lived assets              1,333,189            590,601            141,595             30,485          2,095,870

                                                    For Three Months Ended June 30, 2002
                         -------------------------------------------------------------------------------------------
                           Billing and                             Patent          Reconciling
                          Customer Care     Telemanagement       Enforcement         Amounts          Consolidated
                         ---------------   ----------------    ---------------    ---------------    ---------------
Revenues                 $     2,200,738    $       937,074    $             -    $             -    $     3,137,812
Gross profit/(loss)
(Revenues less
costs of products
and patent
license cost)                  1,229,625            641,866           (127,941)                 -          1,743,550
Depreciation and
Amortization                     403,435             92,766              5,748                  -            501,949
Income (loss)
from operations                 (232,033)           (74,277)          (133,689)        (1,573,744)        (2,013,743)
Long-lived assets              4,416,864            954,558            164,585                  -          5,536,007

                                                    For Six Months Ended June 30, 2002
                         -------------------------------------------------------------------------------------------
                           Billing and                             Patent          Reconciling
                          Customer Care     Telemanagement       Enforcement         Amounts          Consolidated
                         ---------------   ----------------    ---------------    ---------------    ---------------
Revenues                 $     4,331,590    $     1,881,466    $             -    $             -    $     6,213,056
Gross profit/(loss
(Revenues less
costs of products
and patent
license cost)                  2,397,355          1,246,834           (215,598)                 -          3,428,591
Depreciation and
Amortization                     670,266            187,972             11,495                  -            869,733
Income (loss)
from operations                 (250,391)          (241,829)          (227,093)        (2,071,532)        (2,790,845)
Long-lived assets              4,416,864            954,558            164,585                  -          5,536,007

Depreciation and
amortization                       414,218           87,731          501,949          694,704          175,029          869,733
Loss from operations            (1,968,089)         (45,654)      (2,013,743)      (2,650,048)        (140,797)      (2,790,845)
Long-lived assets                4,633,439          902,568        5,536,007        4,633,439          902,568        5,536,007

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

Results of Operations-Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

Revenues from operations for the six months ended June 30, 2003 decreased $265,652 to $5,947,404 as compared to $6,213,056 in the prior year period. The reduction in revenue was primarily associated with the contract renewal with a major customer at a reduced revenue rate structure in the first quarter of 2002. The major customer represented 47% and 48% of total revenues for the six months ended June 30, 2003 and 2002, respectively.

Costs of Products and Services

Costs of products and services for the six months ended June 30, 2003 decreased $412,910 to $2,155,957 as compared to $2,568,867 in the prior year period. The decrease in costs of products and services was attributable to production efficiencies. The costs of products and services was 36% of revenue for the six month period ended June 30, 2003 and 41% of revenue for the six month period ended June 30, 2002.

Patent License Fee Costs

Patent license fee costs increased by $64,957 to $280,555 for the six months ended June 30, 2003 as compared to $215,598 for the same prior year period. The change was due to an increased emphasis on activities related to the generation of new patent license fee revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $217,966 to $3,553,243 compared to $3,771,209 in the prior year period. The reduction in selling, general and administrative expenses was due to efficiencies realized in the combination of the three former separate administrative structures, cost containment measures and reductions in staff levels.

Research and Development Expense

Research and development expense decreased $111,055 to $684,261 for the six months ended June 30, 2003 as compared to $795,316 for the six months ended June 30, 2002. The reduction in expense was primarily due to a refocus of efforts to implementation of existing products rather than research and development of new products.

Depreciation and Amortization

Depreciation and amortization decreased $316,038 to $553,695 for the period ended June 30, 2003 from $869,733 in the prior year period. This decrease was primarily associated with reduced amortization expense as a result of the impairment and write-down of capital development costs in December 2002.

Director Settlement

The director settlement expense decreased $783,178 to $0 for the period ended June 30, 2003 from $783,178 in the prior year period. The director expense was a non-recurring charge recognized in 2002 (see Notes to Consolidated Financial Statements - Note 2).

Interest Income and Other Income

Interest income decreased $26,668 to $46,506 for the six months ended June 30, 2003 compared to $73,174 in the prior year period. The decrease in interest income was primarily associated with reduced weighted average cash and cash equivalents on hand in the six month period ended June 30, 2003 compared to the prior year period.

Other income increased $60,001 primarily due to a patent enforcement litigation settlement of $90,000 off-set by costs associated with the settlement of $31,200.

Taxes

The increase in tax rate and corresponding tax benefit rate is primarily associated with the true up of the estimates used in the 2002 tax provision.

Results of Operations-Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

Revenues from operations for the three months ended June 30, 2003 increased $50,015 to $3,187,827 as compared to $3,137,812 in the prior year period. The increase in revenue was primarily associated with revenues generated from new customers for the quarter ended June 30, 2003.

Costs of Products and Services

Costs of products and services for the three months ended June 30, 2003 decreased $166,897 to $1,099,424 as compared to $1,266,321 in the prior year period. The decrease in costs of products and services was attributable to production efficiencies. The costs of products and services was 34% of revenue for the period ended June 30, 2003 and 40% of revenue for the period ended June 30, 2002.

Patent License Fee Costs

Patent license fee costs decreased by $83,410 to $44,531 for the three months ended June 30, 2003 as compared to $127,941 for the same prior year period. The change was due to converting from an hourly rate fee structure to a contingency fee structure with the Company's legal counsel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $109,016 to $1,911,195 compared to $2,020,211 in the prior year period. The reduction in selling, general and administrative expenses was due to efficiencies realized in the combination of the three former separate administrative structures, cost containment measures and reductions in staff levels.

Research and Development Expense

Research and development expense decreased $101,042 to $350,913 for the three months ended June 30, 2003 as compared to $451,955 for the three months ended June 30, 2002. The reduction in expense was primarily due to a refocus of efforts to implementation of existing products rather than research and development of new products.

Depreciation and Amortization

Depreciation and amortization decreased $222,590 to $279,359 for the period ended June 30, 2003 from $501,949 in the prior year period. This decrease was primarily associated with reduced amortization expense as a result of the impairment and write-down of capital development costs in December 2002.

Director Settlement

The director settlement expense decreased $783,178 to $0 for the period ended June 30, 2003 from $783,178 in the prior year period. The director expense was a non-recurring charge recognized in 2002 (see Notes to Consolidated Financial Statements - Note 2).

Interest Income and Other Income

Interest income decreased $10,950 to $11,690 for the three months ended June 30, 2003 compared to $22,640 in the prior year period. The decrease in interest income was primarily associated with reduced weighted average cash and cash equivalent on hand in the period ended June 30, 2003 compared to the prior year period.

Other income increased $56,953 primarily due to a patent enforcement litigation settlement of $90,000 off-set by costs associated with the settlement of $31,200.

Taxes

The increase in tax rate and corresponding tax benefit rate was primarily associated with the true up of the estimates used in the 2002 tax provision.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $6,904,364 as of June 30, 2003 compared to $5,952,984 as of December 31, 2002. Cash flow generated in operations amounted to approximately $1,311,101 and cash used in investing activities amounted to $367,070. Cash flow generated in operations was primarily attributable to the collection of the income tax refund for the year ended December 31, 2002. Cash flows utilized in investing activities relate to additions of software and equipment. The Company believes it has and will be able to generate adequate resources through operating activities to continue operations for the next twelve months.

The Company derives a substantial portion of its revenues from a single billing and billing analysis customer. This single customer generated approximately $2.8 and $3.0 million in revenue in the six months ended June 30, 2003 and 2002, respectively. This customer's contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company.

In connection with the Merger, the Company had originally provided for $1,739,000 in restructuring reserve in 2001. All obligations provided for under the restructuring reserve had been satisfied as of June 30, 2003 and accordingly the restructuring reserve is $0.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not affect the Company's consolidated financial statements at this time.

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

ITEM 3

Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") as of the end of the period covered by this Form 10-QSB and any change in internal controls over financial reporting ("Internal Controls") that occurred during the quarter. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with SEC requirements, the CEO and CFO conducted an evaluation of Internal Controls to determine whether there have been any changes in Internal Controls which occurred during the quarter that could materially affect or which are reasonably likely to affect Internal Controls. Based on this evaluation, the CEO and CFO determined that there has been no such change during the quarter covered by this report.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:
         None

ITEM 2 - Changes in Securities and Use of Proceeds:
         None

ITEM 3 - Defaults Upon Senior Securities:
         None

ITEM 4 - Submission of Matters to a Vote of Security Holders:
         None

ITEM 5 - Other Information:
         None

ITEM 6 - Exhibits and Reports on Form 8-K:

         Form 8-K, Items 7 and 9 filed on April 16, 2003 regarding the results of operations for fiscal year 2002
         Form 8-K, Items 7 and 9 filed on May 14, 2003 regarding the results of operations for first quarter 2002

         Exhibit 31.1-Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act
         Exhibit 31.2-Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act
         Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Bradley Houlberg
-----------------------
Bradley Houlberg                                   Date:  August 14, 2003
Chief Executive Officer


/s/ Manfred Hanuschek
-----------------------
Manfred Hanuschek                                  Date:  August 14, 2003
Chief Financial Officer