Form 10QSB
period 2003-09-30
CTI GROUP HOLDINGS INC
filed 2003-11-14
CIK 355627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

/   /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____ to _____

                         Commission file number 0-10560.

                            CTI GROUP (HOLDINGS) INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                      51-0308583
                  --------                                      ----------
         (State or other jurisdiction of                      (IRS Employer
         incorporation or organization)                     Identification No.)

              333 North Alabama Street, Suite 240, Indianapolis, IN    46204
              -----------------------------------------------------  ----------
                     (Address of principal executive offices)        (Zip Code)

                                 (317) 262-4666
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Class A common stock, par value $.01, outstanding as of November 12, 2003 was 26,549,206 and the number of Class B common stock, par value $.01, outstanding was 2,833,334. As of November 12, 2003, Treasury Stock constituted 140,250 shares of Class A common stock.

Transitional Small Business Disclosure Format
(check one):  Yes        No   X
                   ----     -----

                                       CTI GROUP (HOLDINGS) INC.

                                              FORM 10-QSB
                                FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                           TABLE OF CONTENTS

ITEM                                                                                              PAGE
NO.                                                                                                NO.
----                                                                                               ---
                         PART I - Financial Information
 1.  Financial Statements
       Consolidated balance sheet (unaudited) at September 30, 2003 and December 31, 2002          3
       Consolidated statement of income (unaudited) for the three and nine months ended
       September 30, 2003 and September 30, 2002                                                 4-5
       Consolidated statement of cash flows (unaudited) for the nine months ended
       September 30, 2003 and September 30, 2002                                                   6
       Notes to consolidated financial statements (unaudited)                                   7-11
 2.  Management's Discussion and Analysis or Plan of Operation                                 12-15
 3.  Controls and Procedures
                                                                                                  16

                           PART II - Other Information
 1.  Legal Proceedings                                                                            17
 2.  Changes in Securities                                                                        17
 3.  Defaults Upon Senior Securities                                                              17
 4.  Submission of Matters to a Vote of Security Holders                                          17
 5.  Other Information                                                                            17
 6.  Exhibits and Reports on Form 8-K                                                              17


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                          CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                          (unaudited)

                                                                                                September 30,    December 31,
                                                                                                    2003             2002
                                                                                                ------------     ------------
ASSETS

Cash and cash equivalents                                                                       $  6,113,089     $  5,952,984
Trade accounts receivable, less allowance for doubtful accounts of $84,809 and $101,921,
 respectively                                                                                      1,828,713        1,478,074
Prepaid expenses                                                                                     456,297          462,419
Income taxes refundable                                                                            1,610,855        2,720,762
Deferred income tax benefit                                                                           64,516          445,321
Other current assets                                                                                   2,464            6,886
                                                                                                ------------     ------------
       Total current assets                                                                       10,075,934       11,066,446

Property, equipment, and software net                                                              1,363,827        1,433,501
Intangible assets, net                                                                               541,395          769,272
Deferred income tax benefit                                                                          596,035          715,716
Other assets                                                                                          77,804           80,188
                                                                                                ------------     ------------
       Total assets                                                                             $ 12,654,995     $ 14,065,123
                                                                                                ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                $    514,839     $    713,733
Other accrued expenses                                                                             2,156,024        1,946,591
Restructuring reserve                                                                                      -          495,637
Deferred revenue                                                                                     707,527          694,542
                                                                                                ------------     ------------
       Total current liabilities                                                                   3,378,390        3,850,503

Deferred revenue - long term                                                                          82,942           58,224

Commitments and contingencies

Stockholders' equity
Common stock class A, par value $.01; 47,166,666 shares authorized; 26,689,456 issued
 and outstanding at September 30, 2003 and at December 31, 2002                                      266,895          266,895

Common stock class B, par value $.01; 2,833,334 shares authorized issued and outstanding at
 September 30, 2003 and at December 31, 2002                                                          28,333           28,333

Additional paid-in capital                                                                        23,943,562       23,943,562
Accumulated deficit                                                                              (14,854,478)     (13,908,315)
Other comprehensive income - foreign currency translation                                              1,494           18,064
Treasury stock, 140,250 shares at cost at September 30, 2003 and December 31, 2002,
 respectively                                                                                       (192,143)        (192,143)
                                                                                                ------------     ------------
       Total stockholders' equity                                                                  9,193,663       10,156,396
                                                                                                ------------     ------------
       Total liabilities and stockholders' equity                                               $ 12,654,995     $ 14,065,123
                                                                                                ============     ============


          See accompanying notes to consolidated financial statements.

                                         CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)

                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                            2003                2002
                                                                                         -----------         -----------
Revenues:
  Service and license fee revenue                                                        $ 8,887,468         $ 9,072,054
  Patent license fee revenues                                                                      -                   -
                                                                                         -----------         -----------
                                                                                           8,887,468           9,072,054
Cost and Expenses:
  Costs of products and services                                                           3,073,682           3,731,373
  Patent license fee costs                                                                   432,990             686,714
  Selling, general and administration                                                      5,404,828           5,580,242
  Research and development                                                                 1,176,647           1,301,487
  Depreciation and amortization                                                              803,660           1,344,959
  Director settlement                                                                              -             783,178
                                                                                         -----------         -----------
Loss from operations                                                                      (2,004,339)         (4,355,899)
                                                                                         ----------          -----------

Other income
   Interest income, net of interest expense of $786 and $9,857, respectively                 (57,256)           (110,501)
   Other (income) expense                                                                    (42,438)               (559)
                                                                                         -----------         -----------
Loss before income taxes                                                                  (1,904,645)         (4,244,839)
Tax benefit                                                                                 (958,481)         (1,587,488)
                                                                                         -----------         -----------
Net loss                                                                                    (946,164)         (2,657,351)
                                                                                         -----------         -----------

Basic and diluted net loss per common share                                              $     (0.04)        $     (0.10)

Basic and diluted weighted average common shares outstanding                              26,549,206          26,541,953











           See accompanying notes to consolidated financial statements

                                        CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)

                                                                                                Three months ended
                                                                                                  September 30,
                                                                                            2003                2002
                                                                                         -----------         -----------
Revenues:
  Service and license fee revenue                                                        $ 2,940,065         $ 2,858,998
  Patent license fee revenues                                                                      -                   -
                                                                                         -----------         -----------
                                                                                           2,940,065           2,858,998
Cost and Expenses:
  Costs of products and services                                                             917,725           1,162,506
  Patent license fee costs                                                                   152,435             471,115
  Selling, general and administration                                                      1,851,584           1,809,033
  Research and development                                                                   492,386             506,171
  Depreciation and amortization                                                              249,965             475,226
                                                                                         -----------         -----------
Loss from operations                                                                        (724,030)         (1,565,053)
                                                                                         -----------         -----------

Other income
   Interest income, net of interest expense of $0 and $2,146, respectively                   (10,749)            (37,327)
   Other (income) expense                                                                     18,121                   -
                                                                                         -----------         -----------
Loss before income taxes                                                                    (731,402)         (1,527,726)
Tax benefit                                                                                 (224,631)           (847,746)
                                                                                         -----------         -----------
Net loss                                                                                    (506,771)           (679,980)
                                                                                         -----------         -----------

Basic and diluted net loss per common share                                              $     (0.02)        $     (0.03)

Basic and diluted weighted average common shares outstanding                              26,549,206          26,549,206




           See accompanying notes to consolidated financial statements

                                        CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)

                                                                                                   Nine months ended
                                                                                                      September 30,
                                                                                                  2003          2002
                                                                                               ----------    -----------
Cash flows used in operating activities:
Net loss                                                                                       $ (946,164)   $(2,657,351)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Provision for doubtful accounts                                                                  17,078         14,006
  Depreciation and amortization                                                                   800,618      1,344,959
  Deferred income taxes                                                                           500,485        (93,761)
  Director settlement non-cash charge                                                                   -        683,178
Changes in operating activities:
  Trade receivables                                                                              (341,468)       (53,244)
  Prepaid expenses                                                                                  9,119        (76,417)
  Income taxes                                                                                  1,109,807     (2,096,261)
  Other assets4,992                                                                                              (70,821)
  Accounts payable                                                                               (207,395)       (47,484)
  Accrued expenses                                                                               (298,554)      (831,037)
  Deferred revenue                                                                                 18,855       (218,871)
                                                                                               ----------    -----------
  Cash provided by (used in) operating activities                                                 667,373     (4,103,104)

Cash flows from investing activities:
  Additions to software and property and equipment                                               (505,831)      (606,591)
                                                                                               ----------    -----------
  Cash used in investing activities                                                              (505,831)      (606,591)

Cash flows provided by financing activities:
  Exercise of stock options                                                                             -          4,000
                                                                                               ----------    -----------
  Cash provided by financing activities                                                                 -          4,000


Effect on foreign currency exchange rates on cash and cash equivalents                             (1,437)        11,820
                                                                                               ----------    -----------

Increase (decrease) in cash and cash equivalents                                                  160,105     (4,693,875)
                                                                                               ----------    -----------

Cash and cash equivalents, beginning of period                                                  5,952,984     11,362,294
                                                                                               ----------    -----------

Cash and cash equivalents, end of period                                                        6,113,089      6,668,419
                                                                                               ----------    -----------


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

On February 12, 2001, Centillion Data Systems, Inc. ("Centillion") consummated a merger with CTI ("the Merger") and Celltech Information Systems Inc. ("Celltech") simultaneously. The Merger with Centillion has been accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company's common stock and control the Company after the Merger. The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity Centillion and the results of operations subsequent to the Merger date of February 12, 2001 for the acquired companies of CTI and Celltech.

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation. The results of operations reported for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 3: Adoption of New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of Statement of Financial Accounting Standards ("SFAS") Nos. 5, 57 and 107 and a rescission of FIN No. 34. FIN No. 45 expands the disclosure requirements for most guarantees. FIN No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 does not affect the Company's consolidated financial statements at this time.

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. This interpretation explains how to identify variable interest entities ("VIE's") and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN No. 46 became effective immediately for VIE's created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN No. 46 have been delayed until December 31, 2003. Presently, management does not believe that the Company has interests that would be considered VIE's under FIN No. 46. A final determination regarding the provisions of FIN No. 46 will be reflected in the Company's financial statements as of December 31, 2003.


NOTE 4: Business Restructuring Charge

In connection with the Merger, the Company announced a restructuring plan to streamline cost structures and consolidate operations, which related primarily to the former CTI operations in Valley Forge, PA and the former Celltech operations in Houston, TX. The Company had recognized a liability of $1,739,000 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger transaction. In the first quarter of 2003, the Company terminated the Houston office lease. All obligations provided for under the restructuring reserve had been satisfied in the first quarter of 2003 and accordingly there is no restructuring reserve that remains as of September 30, 2003.

NOTE 5: Basic And Diluted Income Per Common Share

Net income or (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options.

                                                       For the Three Months Ended         For the Nine Months Ended
                                                             September 30,                      September 30,
                                                      ----------------------------       -----------------------------
                                                         2003             2002              2003              2002
                                                      -----------      -----------       -----------       -----------
Net income (loss)                                     $  (506,771)     $  (679,980)      $  (946,164)      $(2,657,351)
                                                      ===========      ===========       ===========       ===========

Average shares of common stock outstanding used
to compute basic earnings per share                    26,549,206       26,549,206        26,549,206        26,541,953
Additional common shares to issued assuming
exercise of stock options                                       -                -                 -                 -
                                                      -----------      -----------       -----------       -----------
Average shares of common and common equivalent
stock outstanding used to compute diluted
earnings per share                                     26,549,206       26,549,206        26,549,206        26,541,953
                                                      ===========      ===========       ===========       ===========

Net income (loss) per share - Basic:                  -----------      -----------       -----------       -----------
Net income (loss) per share                           $     (0.02)     $     (0.03)      $     (0.04)      $     (0.10)
                                                      ===========      ===========       ===========       ===========

Weighted average common shares outstanding             26,549,206       26,549,206        26,549,206        26,541,953
                                                      ===========      ===========       ===========       ===========

Net income (loss) per share - Diluted:                -----------      -----------       -----------       -----------
Net income (loss) per share                           $     (0.02)     $     (0.03)      $     (0.04)      $     (0.10)
                                                      ===========      ===========       ===========       ===========

Weighted average common and common equivalent
shares outstanding                                     26,549,206       26,549,206        26,549,206        26,541,953
                                                      ===========      ===========       ===========       ===========

The diluted share basis for the nine months and three months ended September 30, 2003 excludes stock options due to their anti-dilutive effect as a result of the Company's net loss from operations.

Centillion's patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Centillion Data Systems, LLC" or "Tracking LLC"). The Company has a series of Class B common stock that if converted to Class A common stock would result in a materially significant dilution to Class A common stockholders at September 30, 2003, based on the fair value of Tracking LLC and the relatively low fair market value of the Company's Class A common stock. The dilutive impact of the common shares has been excluded from the computation of diluted earnings per share due to the uncertainty of the value of the patents.

The former Centillion businesses that are not related to the billing business were transferred in 2001 and 2000 prior to the Merger to a limited liability company, CDS Holdings LLC ("CDS"), along with other additional assets in exchange for a promissory note (the "Promissory Note"). The former Centillion stockholders own CDS. The fair value of the Promissory Note amounted to approximately $10,500,000 at the time of issuance. The Company believes the current value of the Promissory Note is less than $500,000. The Company will issue additional shares of Class A common stock to the former Centillion stockholders for principal payments, at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Promissory
Note is not fully paid in five years from the date of the Merger, it is to be appraised, and shares of the Company's Class A common stock are to be issued for the appraised value at 88% of the average market price. As of September 30, 2003, there have been no cash proceeds on transferred assets, which have been sold. The dilutive impact of the shares issued as part of the aforementioned Promissory Note would be approximately 51,877,470 shares as of September 30, 2003 assuming the appraised value of the note is equal to $10,500,000 and utilizing an average market price of the common stock of $.23 per share. No such dilutive shares have been included in the weighted average number of shares used to compute earnings per share since the Company has ascribed no net value to the Promissory Note in the financial statements as a result of the uncertainty related to the realizability of such note. The Company believes that the current value of the underlying net assets of the Promissory Note is less than $500,000.

NOTE 6: Stock Based Compensation

The Company has a stock incentive plan, which provides for the granting of non-qualified stock options and incentive stock options to our employees (including officers) and directors. Awards are granted at the average market price of our stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire ten years from the date of grant.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As required under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three months and nine months ended September 30, 2003 and 2002:

                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                       --------------------------------    -------------------------------
                                             2003          2002                  2003          2002
                                           ---------     ---------            ---------     -----------
Net income (loss) as reported              $(506,771)    $(679,980)           $(946,164)    $(2,657,351)

Stock-based employee compensation
    expense included in reported net
    income                                         -             -                    -               -
Total stock-based employee
    compensation expense determined
    under fair value based method for all
    options                                  (17,429)      (11,701)             (52,288)        (27,302)
                                           ---------     ---------            ---------     -----------
Proforma net income (loss)                 $(524,200)    $(691,681)           $(998,452)    $(2,684,653)
                                           =========     =========            =========     ===========

                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                       --------------------------------    -------------------------------
                                             2003          2002                 2003           2002
                                           ---------     ---------            ---------     -----------
Basic and diluted income (loss) per
share:
     As reported                            $(0.02)       $(0.03)              $(0.04)        $(0.10)
     Proforma                               $(0.02)       $(0.03)              $(0.04)        $(0.10)

NOTE 7: Indemnification to Customers

The Company's agreements with customers generally require the Company to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects including our right to replace the infringing product. As of September 30, 2003, the Company did not experience any material losses related to these indemnification obligations and not material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

NOTE 8: Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company's financial condition.

NOTE 9: Segment Information

The Company designs, develops, markets and supports billing and data management software and services. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three reportable segments: Billing and Customer Care ("BCC"), Telemanagment ("Telemanagement") and Patent Enforcement Activities ("Patent Enforcement"). These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

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

                               For Three Months Ended September 30, 2003
---------------------------------------------------------------------------------------


                 Billing and                    Patent    Reconciling
                Customer Care  Telemanagement Enforcement   Amounts     Consolidated
---------------------------------------------------------------------------------------
Revenues           2,183,119       756,946             -          -       2,940,065
Gross
profit/(loss)
(Revenues less
costs of
products and
patent license
cost)              1,475,332       547,009      (152,435)         -       1,869,906
Depreciation and
Amortization         170,410        68,724         5,748      5,083         249,965

Income (loss)
from operations      227,444      (192,436)     (158,183)  (600,855)       (724,030)
Long-lived
assets             1,317,848       503,928       135,848     25,402       1,983,026
---------------------------------------------------------------------------------------

                                 [RESTUBBED TABLE]


                               For Nine Months Ended September 30, 2003
----------------------------------------------------------------------------------------


                Billing and                       Patent       Reconciling
               Customer Care   Telemanagement   Enforcement      Amounts    Consolidated
----------------------------------------------------------------------------------------
Revenues          6,396,256       2,491,212              -               -     8,887,468
Gross
profit/(loss)
(Revenues less
costs of
products and
patent license
cost)             3,988,694       1,825,092       (432,990)              -     5,380,796
Depreciation and
Amortization        504,911         269,917         17,353          11,479       803,660

Income (loss)
from operations     653,011        (343,039)      (450,342)     (1,863,969)   (2,004,339)
Long-lived
assets            1,317,848         503,928        135,848          25,402     1,983,026
----------------------------------------------------------------------------------------

                                 For Three Months Ended September 30, 2002
-------------------------------------------------------------------------------------


                 Billing and                    Patent    Reconciling
                Customer Care  Telemanagement Enforcement   Amounts     Consolidated
-------------------------------------------------------------------------------------
Revenues          $2,009,000     $849,998     $       -   $       -       $2,858,998
Gross
profit/(loss)
(Revenues less
costs of
products and
patent license
cost)              1,166,194      530,298      (471,115)          -        1,225,377
Depreciation and
Amortization         371,227       98,232         5,748          19          475,226

Income (loss)
from operations     (213,272)    (122,460)     (476,863)   (752,458)      (1,565,053)
Long-lived
assets             4,009,371      854,462       158,838         722        5,023,393

                                 [RESTUB TABLE]


                           For Nine Months Ended September 30, 2002
--------------------------------------------------------------------------------------------


                   Billing and                      Patent         Reconciling
                  Customer Care    Telemanagement Enforcement        Amounts    Consolidated
--------------------------------------------------------------------------------------------
Revenues             $6,331,194      $2,740,860     $    -          $        -   $ 9,072,054
Gross
profit/(loss)
(Revenues less
costs of
products and
patent license
cost)                 3,554,795       1,785,886    (686,714)                 -     4,653,967
Depreciation and
Amortization          1,041,492         286,205      17,243                 19     1,344,959

Income (loss)
from operations        (474,093)       (367,415)   (703,957)        (2,810,434)   (4,355,899)
Long-lived
assets                4,009,371         854,462     158,838                722     5,023,393

Patent Enforcement Activities: Patent Enforcement involves the licensing, protection, enforcement and defense of the Company's intellectual property, patents and rights.

The accounting policies for segment reporting are the same as those described in
Note 1 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-KSB for the year ended December 31, 2002. Summarized financial information concerning the Company's reportable segments for the three and nine months ended September 30, 2003 is shown in the following table.

Reconciling items for operating income / (loss) on the following table represent corporate expenses and depreciation.

The following table presents net revenues by geographic location:

                                 For Three Months Ended September 30, 2003          For Nine Months Ended September 30, 2003
----------------------------------------------------------------------------------------------------------------------------------
                                 United           United                              United          United
                                 States           Kingdom       Consolidated          States          Kingdom        Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Revenues                        2,253,504          686,561          2,940,065         6,654,956       2,232,512        8,887,468

Gross profit (Revenues
less costs of products
and patent license cost)        1,366,213          503,693          1,869,906         3,673,044       1,707,752        5,380,796
Depreciation and
Amortization                      181,884           68,081            249,965           535,785         267,875          803,660

Loss from operations             (543,619)        (180,411)          (724,030)       (1,724,337)       (280,002)      (2,004,339)
Long-lived assets               1,479,098          503,928          1,983,026         1,479,098         503,928        1,983,026
--------------------------------------------------------------------------------------------------------------------------------


                                 For Three Months Ended September 30, 2002          For Nine Months Ended September 30, 2002
----------------------------------------------------------------------------------------------------------------------------------
                                 United           United                              United          United
                                 States           Kingdom       Consolidated          States          Kingdom        Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Revenues                        $2,096,751         $762,247       $2,858,998       $6,736,516      $2,335,538        $9,072,054

Gross profit (Revenues
less costs of products
and patent license cost)           686,419          538,958        1,225,377        2,923,989       1,729,978         4,653,967
Depreciation and
Amortization                       382,436           92,790          475,226        1,077,140         267,819         1,344,959

Loss from operations            (1,301,298)        (263,755)      (1,565,053)      (4,232,941)       (122,958)       (4,355,899)
Long-lived assets                4,220,575          802,818        5,023,393        4,220,575         802,818         5,023,393

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

Results of Operations-Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

Revenues from operations for the nine months ended September 30, 2003 decreased $184,586 to $8,887,468 as compared to $9,072,054 in the prior year period. The reduction in revenue was primarily associated with the contract renewal with a major customer at a reduced revenue rate structure. The major customer represented 47% and 49% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. This decrease was partially offset by revenues generated by new customers during the nine months ended September 30, 2003.

Costs of Products and Services

Costs of products and services for the nine months ended September 30, 2003 decreased $657,691 to $3,073,682 as compared to $3,731,373 in the prior year period. The decrease in costs of products and services was attributable to production efficiencies created by the consolidation of three separate facilities into one. The costs of products and services was 35% of revenue for the nine month period ended September 30, 2003 and 41% of revenue for the nine month period ended September 30, 2002.

Patent License Fee Costs

Patent license fee costs decreased by $253,724 to $432,990 for the nine months ended September 30, 2003 as compared to $686,714 for the same prior year period. The change was due to converting from an hourly rate fee structure to a contingency fee structure with the Company's legal counsel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $175,414 to $5,404,828 compared to $5,580,242 in the prior year period. The reduction in selling, general and administrative expenses was due to efficiencies realized in the combination of the three former separate administrative structures, cost containment measures and reductions in staff levels.

Research and Development Expense

Research and development expense decreased $124,840 to $1,176,647 for the nine months ended September 30, 2003 as compared to $1,301,487 for the nine months ended September 30, 2002. The reduction in expense was primarily due to a refocus of efforts to current implementation of existing products rather than research and development of new products.

Depreciation and Amortization

Depreciation and amortization decreased $541,299 to $803,660 for the period ended September 30, 2003 from $1,344,959 in the prior year period. This decrease was primarily associated with reduced amortization expense as a result of the impairment and write-down of capital development costs in December 2002.

Director Settlement

The director settlement expense decreased $783,178 to $0 for the period ended September 30, 2003 from $783,178 in the prior year period. The director expense was a non-recurring charge recognized in 2002 (see Notes to Consolidated Financial Statements - Note 2).

Interest Income and Other Income

Interest income decreased $53,245 to $57,256 for the nine months ended September 30, 2003 compared to $110,501 in the prior year period. The decrease in interest income was primarily associated with a decrease in interest rates combined with reduced weighted average cash and cash equivalents on hand in the nine month period ended September 30, 2003 compared to the prior year period.

Other income increased $41,879 primary due to a patent enforcement litigation settlement of $90,000 offset by costs associated with the settlement of $31,200.

Taxes

The increase in tax rate and corresponding tax benefit rate is primarily associated with the estimates used in the 2002 tax provision.

Results of Operations-Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

Revenues from operations for the three months ended September 30, 2003 increased $81,067 to $2,940,065 as compared to $2,858,998 in the prior year period. The increase in revenue was primarily associated with revenues generated from new customers for the quarter ended September 30, 2003.

Costs of Products and Services

Costs of products and services for the three months ended September 30, 2003 decreased $244,781 to $917,725 as compared to $1,162,506 in the prior year period. The decrease in costs of products and services was attributable to production efficiencies realized in 2003 due to realignment of staff. The costs of products and services was 31% of revenue for the period ended September 30, 2003 and 41% of revenue for the period ended September 30, 2002.

Patent License Fee Costs

Patent license fee costs decreased by $318,680 to $152,435 for the three months ended September 30, 2003 as compared to $471,115 for the same prior year period. The change was due to converting from an hourly rate fee structure to a contingency fee structure with the Company's legal counsel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $42,551 to $1,851,584 compared to $1,809,033 in the prior year period. The increase in selling, general and administrative expenses was primarily related to the timing of increased advertising costs realized during the quarter associated with repositioning the Company's product during 2003.

Research and Development Expense

Research and development expense decreased $13,785 to $492,386 for the three months ended September 30, 2003 as compared to $506,171 for the three months ended September 30, 2002. The reduction in expense was primarily due to an increase in work on capitalizable projects for the period ended September 30, 2003 compared to the prior year period.

Depreciation and Amortization

Depreciation and amortization decreased $225,261 to $249,965 for the period ended September 30, 2003 from $475,226 in the prior year period. This decrease was primarily associated with reduced amortization expense as a result of the impairment and write-down of capital development costs in December 2002.

Interest Income and Other Income

Interest income decreased $26,578 to $10,749 for the three months ended September 30, 2003 compared to $37,327 in the prior year period. The decrease in interest income was primarily associated with the realization of a lower rate of return on investment in combination with reduced weighted average cash and cash equivalent on hand in the period ended September 30, 2003 compared to the prior year period.

Other expense increased $18,121 primary due to investment losses realized in the period ended September 30, 2003.

Taxes

The decrease in tax rate and corresponding tax benefit rate was primarily associated with the estimates used during the period ended September 30, 2002 used in the 2001 tax provision.

Liquidity and Capital Resources

Cash and cash equivalents increased $160,105 to $6,113,089 as of September 30, 2003 compared to $5,952,984 as of December 31, 2002. Cash flow generated in operations amounted to approximately $667,373 and cash used in investing activities amounted to $505,831. Cash flow generated in operations was primarily attributable to the collection of the income tax refund for the year ended December 31, 2002. Cash flows utilized in investing activities relate to additions of software and equipment. Provided the Company retains its largest billing and billing analysis customer, the Company believes it has and will be able to generate adequate resources through operating activities to continue operations for the next twelve months.

The Company derives a substantial portion of its revenues from a single billing and billing analysis customer. This single customer generated approximately $4.2 and $4.0 million in revenue in the nine months ended September 30, 2003 and 2002, respectively. This customer's contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company.

In connection with the Merger, the Company had originally provided for $1,739,000 in restructuring reserve in 2001. All obligations provided for under the restructuring reserve were satisfied as of September 30, 2003 and accordingly the restructuring reserve declined to $0.

Related Party Transactions

Our telephone services are provided by Xila Communications LLC, ("Xila") which is an entity owned by CDS Holdings, LLC ("CDS"). CDS is affiliated with former Centillion stockholders or directors which include Messrs. Garrison, Leeds and Osseiran. We incurred telephone service charges of $111,530 for the nine month period ended Septemeber 30, 2003 and $107,125 for the nine months ended September 30, 2002. We provided billing solutions to this entity for the nine month periods ended September 30, 2003 and September 30, 2002 revenues recorded amounted to $4,083 and $5,585 respectively. At September 30, 2003, we had a receivable from this entity of $1,320. The September 30, 2002, receivable balance was $1,479.

We lease 20,003 square feet of office space for our corporate headquarters located at 333 North Alabama Street, Indianapolis, Indiana. The landlord is an entity in which Messrs. Garrison and Osseiran, our directors and stockholders, have an ownership interest. The Company has incurred $289,464 in lease expenses for the nine month period ended September 30, 2003 abd $276,817 for the nine months period ended September 30, 2002. The lease expires in November 2003. The Company is currently in negotiations with the landlord on extensions to its lease on terms that it believes will be more advantageous to the Company. In the interim the landlord has allowed the Company to continue to occupy the space on a month-to-month basis at the current existing lease structure.

We incurred legal expenses for the nine month periods ended September 30, 2003 and September 30, 2003 of $127,049 and $694,832, respectively, to a law firm of which Mr. Leeds, our director, is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues.

Adoption of New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of Statement of Financial Accounting Standards ("SFAS") Nos. 5, 57 and 107 and a rescission of FIN No. 34. FIN No. 45 expands the disclosure requirements for most guarantees. FIN No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 does not affect the Company's consolidated financial statements at this time.

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. This interpretation explains how to identify variable interest entities ("VIE's") and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN No. 46 became effective immediately for VIE's created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN No. 46 have been delayed until December 31, 2003. Presently, management does not believe that the Company has interests that would be considered VIE's under FIN No. 46. A final determination regarding the provisions of FIN No. 46 will be reflected in the Company's financial statements as of December 31, 2003.

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

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with SEC requirements, the CEO and CFO conducted an evaluation of Internal Controls to determine whether there have been any changes in Internal Controls, which occurred during the quarter that have materially affected, or are reasonably likely to affect, Internal Controls. Based on this evaluation, the CEO and CFO determined that there have been no such changes during the quarter covered by this report.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

         The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company's financial condition.

ITEM 2 - Changes in Securities:

         None



ITEM 3 - Defaults Upon Senior Securities:

         None


ITEM 4 - Submission of Matters to a Vote of Security Holders:

         None


ITEM 5 - Other Information:

         None

ITEM 6 - Exhibits and Reports on Form 8-K:

         Form 8-K, Items 7 and 9 filed on August 14, 2003 regarding the results of operations for fiscal quarter ended June 30, 2003

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




/s/ Bradley Houlberg                            Date: November 14, 2003
--------------------------
Bradley Houlberg
Chief Executive Officer



/s/ Manfred Hanuschek                           Date: November 14, 2003
-------------------------
Manfred Hanuschek
Chief Financial Officer