Form 10KSB
period 2003-12-31
CTI GROUP HOLDINGS INC
filed 2004-03-30
CIK 355627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission file number 0-10560.

                            CTI Group (Holdings) Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                            51-0308583
            --------                                            ----------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

333 North Alabama St., Suite 240, Indianapolis, IN                 46204
--------------------------------------------------                 -----
     (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (317) 262-4666

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                 Class A Common Stock, Par Value $.01 Per Share
                 ----------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $13,128,794.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer based on the closing price of Class A common stock as of March 23, 2004 was $3,966,212.

As of March 23, 2004, the number of shares of Class A common stock outstanding was 26,549,206 and the number of shares of Class B common stock outstanding was 2,833,334. As of March 23, 2004, Treasury Stock included 140,250 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

                            CTI GROUP (HOLDINGS) INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS


ITEM                                                                                                         PAGE
NO.                                                                                                           NO.
----                                                                                                         -----

                                     PART I
 1.   Description of Business                                                                                  5
 2.   Description of Property                                                                                 15
 3.   Legal Proceedings                                                                                       15
 4.   Submission of Matters to a Vote of Security Holders                                                     16

                                     PART II
 5.   Market for Common Equity, Related Stockholder Matters and Small Business
      Issuer Purchases of Equity Securities                                                                   18
 6.   Management's Discussion and Analysis or Plan of Operation                                               18
 7.   Financial Statements                                                                                    24
 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                    46
 8A.  Controls and Procedures                                                                                 46

                                    PART III
 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
      with Section 16(a) of the Exchange Act                                                                  47
10.   Executive Compensation                                                                                  47
11.   Security Ownership of Certain Beneficial Owners and Management and Related
      Stockholder Matters                                                                                     47
12.   Certain Relationships and Related Transactions                                                          48

                                     PART IV
13.   Exhibits and Reports on Form 8-K                                                                        49
14.   Principal Accountant Fees and Services                                                                  52

SIGNATURES                                                                                                    53


Forward-Looking Statements

This Annual Report on Form 10-KSB (the "Annual Report") contains "forward-looking" statements. CTI Group (Holdings) Inc. (the "Company") is including this cautionary statement regarding forward-looking statements for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to:

    o projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;
    o statements of plans and objectives of the Company or its management or board of directors;
    o   statements of future economic performance;
    o statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and
    o any statements using such words as "anticipate", "expect", "may", "project", "intend" or similar expressions.

   The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Annual Report to carefully consider the risk factors stated elsewhere in this document, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: ability to attract and retain customers to purchase its products, ability to commercialize and market products, technological advances by third parties and competition, capital needs of the Company, ability to obtain settlements in connection with its patent enforcement activities. The Company disclaims any intent or obligations to update forward-looking statements contained in the Annual Report.

                                     PART I

Item 1.  Description of Business

Background

CTI Group (Holdings) Inc. and subsidiaries (the "Company" or "CTI") design, develop, market and support billing and data management software and services.

The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware in 1988, pursuant to a merger into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.

The Company is comprised of three business segments: Billing and Customer Care ("BCC"), Telemanagement ("Telemanagement") and Patent Enforcement Activities ("Patent Enforcement"). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment usage. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company's intellectual property, including patents.

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

The Merger with Centillion had been accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company's common stock and control the Company after the Merger.

Centillion's patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Centillion Data Systems, LLC" or "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of the Tracking LLC. Under the Merger agreement, until February 12, 2006 shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by 88% of the average market price of Class A common stock. The average market price of Class A common stock at any date will be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company's equity interest in, or the assets of, the Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company's receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the average market price of Class A common stock. The average market price of a share of Class A common stock is determined by the average of the last reported sales price over the period of the most recent twenty consecutive business days before such date. If Class B common stock were converted into Class A common stock as of December 31, 2003, such conversion would result in a materially significant dilution to holders of Class A common stock.

The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition of Celltech. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated intangibles in connection with the Merger in existence as of December 31, 2003 were estimated to have various estimated lives ranging from 3 to 4 years.

The former Centillion businesses that were not related to the billing business were transferred in 2000 and 2001 prior to the Merger to a limited liability company, CDS Holdings, LLC ("CDS"), along with other additional assets in exchange for a promissory note (the "Promissory Note" or "Note"). The former Centillion stockholders and directors ("Centillion Affiliates") own CDS. CDS issued the Note to the Company. The fair value of the original Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. To secure the payment of the Note, CDS granted the Company a security interest in substantially all of CDS' assets, which had been transferred to CDS from Centillion prior to the Merger. In connection with the Merger, the Company was obligated to issue shares of Class A common stock to Centillion Affiliates for principal payments on the Note at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Note was not fully paid in five years from the date of the Merger, it was to be appraised, and the Company would be required to issue shares of the Company's Class A common stock for the appraised value to Centillion Affiliates at 88% of the average market value.

On December 31, 2003, the Company and CDS entered into an Asset Purchase Agreement ("CDS Agreement"). Pursuant to the CDS Agreement, the Company acquired the net assets (the "Assets") of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution and liquidation of CDS. CDS' membership interest ("Xila Interest") in Xila Communications, LLC ("Xila") constitutes most of the Assets purchased by the Company under the CDS Agreement. CDS transferred the Assets to the Company in exchange for (i) the cancellation of the Note; (ii) the Company's payment or performance, when due, of certain assumed obligations of CDS; and
(iii) the Company's performance, when due, of the post-closing covenants contained in the CDS Agreement.

The Company's post-closing covenants requires the Company (i) to issue the number of shares of Class A common stock to Centillion Affiliates, on or before June 30, 2005, determined by dividing the fair market value of the Assets, excluding the value of the Xila Interest, by an amount equal to 88% of the average market value of a share of Class A common stock as of December 31, 2003; and (ii) to use the Company's commercially reasonable efforts to sell the Xila Interest or all or substantially all of Xila's assets to a third party on or before June 30, 2005 and to issue to Centillion Affiliates the number of shares of Class A common stock determined by dividing the net proceeds received by the Company in such sale by an amount equal to 88% of the average market value of a share of Class A common stock as of the date of such sale. However, if the sale of Xila does not occur on or before June 30, 2005, Centillion Affiliates will not be entitled to receive shares of Class A common stock pursuant to Paragraph
(ii) above. The Centillion Affiliates are entitled to 203,689 shares of Class A common stock under Paragraph (i) above. As of December 31, 2003, such shares were not issued. When the shares are issued, a reclassification will be made between additional paid in capital and Class A common stock par value in the Statement of Stockholders' Equity and Comprehensive Loss.

The aggregate carrying value of the Assets received under the CDS Agreement amounted to approximately $67,000, which consisted of $49,000 in cash and $7,000 in various net assets attributable to CDS and $11,000 attributable to the net assets of Xila. Prior to the repayment of the Note on December 31, 2003, the Company ascribed no net value to the Note in its financial statements as a result of the uncertainty related to the realizability of the Note. In addition, the Company has recorded in additional paid in capital a realized $1,330,905 tax benefit associated with the cancellation of the Note. Any future realization of tax benefits associated with the Note cancellation will also be reflected in additional paid in capital. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations, the financial statements of CDS and the Company, have been combined on an "as if" pooling basis as CDS and the Company are under common control. The financial statements of the Company were required to be and have been restated for 2002 to reflect the combination of the financial position and results of operations of CDS as of the beginning of the earliest period presented, in order to furnish comparative information. Centillion Affiliates beneficially own, in the aggregate, the majority of the Company's outstanding shares of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors and employees of the Company. The Company is actively seeking and the CDS Agreement stipulates that the Company is required to exert commercially reasonable efforts to sell Xila. Therefore, the historical results have been presented as discontinued operations in the consolidated financial statements.

Markets, Products, and Services

The Company is comprised of three operating business segments: BCC, Telemanagement and Patent Enforcement.

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

BCC Market

General. The telecommunications industry, as it relates to BCC market segment, is comprised of those service providers who sell, resell, wholesale, or otherwise supply voice, data, video and other content delivery methods to consumers, businesses, government agencies and other end-users. Such providers perform a broad range of services including, but not necessarily limited to:

    o    wireline and long distance;
    o    wireless telephony and data;
    o    messaging and paging;
    o    IP telephony and data;
    o    DSL/cable/broadband services; and
    o    satellite telephony and data.

Providers of these services are typically carriers who fall into regulatory categories that include:

    o    regional bell operating companies (RBOCs);
    o    independent local exchange carriers;
    o    competitive access providers;
    o    competitive local exchange carriers;
    o    interexchange carriers;
    o    wireless carriers;
    o    satellite service providers;
    o    IP and data services providers; and
    o    cable/broadband service providers.

Since the Telecommunications Act of 1996, which opened up the local service markets, previously dominated by the RBOCs, to competition, the nature, size, and needs of the telecommunications industry have changed dramatically. Numerous competitive local service providers emerged to exploit the newly opened and historically lucrative markets. Often these entities were over-capitalized but under prepared for the task of breaking decades of brand loyalty and service level expectations previously built by the RBOCs. Providers moved to expand service portfolios across multiple platforms.

Added to the broad opportunities presented by deregulation, is a continued demand for Internet-based services. This combined with a maturing wireless arena has resulted in an industry that is seeking new and better support systems that transcend complex and multiple service delivery technologies.

The following market drivers are consistent across the telecommunications industry segments targeted by CTI. Each of these drivers is expected to positively impact the Company's growth strategies and represents rationale in support of the Company's strategic business positioning. The following trends are concurrent and are predicted to enhance the growing demand for the customer bill analysis capabilities provided by the Company's SmartBill(R) product.

Convergence and Complexity. Since the Telecommunications Act of 1996, the nature, size, needs and complexity of the industry have changed dramatically. A period of consolidation and service expansion narrowed the playing field at the top but gave way to broad opportunities in regional and smaller markets. Local service providers moved to expand service offerings (local and long distance, voice and data, wireline and wireless, alternative access, DSL, cable and video) and pursue a one-stop-shop relationship with the customer. This is the Integrated Communications Provider ("ICP") model. The convergence of products and the resulting bundling of services continues to be a competitive imperative. Many service providers are achieving the ICP model via acquisition and resale; however, organizations are attempting to avoid the inherent systems "silo" trap. This is especially applicable to billing and conventional customer management systems. Accordingly, billing and customer care systems providers must deliver a viable, integrated, convergent billing and customer care infrastructure that will support the seamless combination of all services purchased by and delivered to the end users of its telecommunications provider clients.

Customer Relationship Management. The Internet is redefining the relationship between service providers and their customers and the industry is moving to streamline its scope of interaction with customers and prospects alike. The demand for Web-enabled customer care and billing functionality presents an opportunity for service providers to reduce costs by transitioning certain tasks directly to customers. A provider that can successfully migrate customer support functions onto the Web and into the hands of the customer can drive down costs, drive up profits and increase customer satisfaction by enabling the customer to save time, enhance convenience, and provide a greater personal level of account control.

Outsource/Service Bureau. The providers in the telecommunications industry today are demonstrating increasing reluctance to own or manage any system not related directly to their core competencies. The outsource and service bureau delivery model represents an alternative to the risks and costs associated with keeping abreast of rapidly changing technologies. Service providers are moving away from in-house development to packaged vendor solutions. At no time in their history has competition been so prevalent and the need to extend service portfolios so important. Companies are seeking rapid systems acquisition and implementation from outside parties.

IP Service Delivery and Alternate Access Technologies. As the world of Internet Protocol ("IP") services continues to expand, the billing community is facing challenges to keep up-to-date with new products and service offerings. Service providers are depending on next generation billing systems to offer them different ways to bill for IP-based services. The industry is migrating from conventional voice-switched technology to IP and soft switch technologies. It is not an easy task for legacy billing system vendors to build-in the functionality to support IP billing and mediation requirements.

Customer Ownership. Managing the life cycle and maximizing the return from and retention of customers are increasingly recognized to be more important than to simply focus on acquiring more customers. In an industry experiencing increased acquisition costs, accelerating customer turnover, and declining margins, it is vital to focus on retention and revenue per customer. Carriers are looking to their billing and customer systems suppliers to enable competitive differentiation in service delivery, product bundling and customer interface application.

Single Vendor Relationships. Because of the convergence of BCC, as competition continues to intensify across virtually every communications segment, carriers and service providers of all types are looking to their billing and customer management infrastructure as one of the key differentiators. The industry is moving toward vendor relationships that can offer integrated solutions. Critical to this requirement are speed of implementation, scalability, modularity, less costly customization, and seamless integration with other critical business support systems. As the global telecommunications market continues to evolve, end customers will be drawn to service providers who can offer a broad array of services and single point of contact for support. "Convergent billing" refers to the ability of service providers to integrate the many different service types (voice, data, wireless, wireline, Internet access, xDSL, VoIP) arising from the combination of customer demand, technology evolution, increasing competition and market deregulation. Whether established incumbents or new market entrants, telecommunications providers need systems that allow all services to be combined on a single bill and to enable services to be bundled together into value plans that encourage customer retention and adoption of additional services. Furthermore, these providers will require customer management systems that enable increasingly complex customer relationships to be managed through a unified, user-friendly interface into the customer database.

BCC Products and Services

The Company's primary BCC products and services include the SmartBill(R) and MagnaFlex(R) software and services solutions. CTI's billing products support the integrated communications provider model and the related need to invoice and effectively and efficiently manage their relationships with customers. Software and services are designed to collect and process data describing accounts receivable, to generate and deliver invoices, to support a customer service call center, and to interface with other business support systems. These products are mission-critical to providers inasmuch as they affect cash flow, customer relationship management and the ability to rapidly define, design, package and market competitive services more quickly and efficiently than their competitors. In the past, all sales for billing software and services were completed through the Company's direct sales force.

SmartBill(R). CTI's flagship product is the SmartBill(R) system which is an electronic bill presentment and analysis tool. This product is currently sold via distributor relationships established with telecommunications providers who offer the product as a value-added element of their service offerings to business customers. Under its agreements with its distributors, CTI is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors' end user customers.

Many times within each month, CTI's telecommunications provider clients deliver complete billing information for their SmartBill(R) customers to CTI. This data is then processed by CTI using patented technology originally developed by Centillion. The processed data is then made available to the telecommunications company's SmartBill(R) customers on CD Rom or via the Internet. These customers utilize the SmartBill(R) end user application to access over 200 standard reports or they can create customized reports through the application of filters that further refine their search for business support data. SmartBill(R) also allows customers to apply a flat rate or percentage mark-up for rebilling of telecommunication charges to internal or external clients. Each month, CTI processes more than 2 billion call data records for more than 8,000 end users of CTI's customers. CTI typically completes its production work in less than one business day, although its service level agreements within its contracts allow a four-day interval.

Customers. The combination of services offered within the SmartBill(R) product suite and the level of performance delivered by CTI create strong and lasting relationships. CTI's relationship with its largest customer has spanned more than a decade. For the years ended December 31, 2003 and 2002, the Company had sales to its largest customer aggregating $5,565,910 (42% of revenues) and $5,803,260 (49% of revenues), respectively. Such customer represents 45% and 49% of software sales, service fee and license fee revenues for the years ended December 31, 2003 and 2002, respectively. The decline in revenue from this customer was due to a lower rate structure which went into effect in 2002. The contract with this customer which contains automatic annual renewal provisions, renewed automatically in March 2003. The agreement does contain a 120-day advance notice termination provision. The loss of this customer could have a substantial negative impact on the Company.

MagnaFlex(R). MagnaFlex(R) is a next-generation billing system designed to support both traditional, circuit-switched telephony billing and the newer, packet-based telephony and data billing requirements arising from the expansion of IP based services. MagnaFlex(R) facilitates billing and customer management applications across the entire continuum of customer interfaces, enabling Web-based self-care and conventional call center customer interaction. MagnaFlex(R) is designed with proprietary, event-driven software which is essentially "service agnostic," in that it supports an enterprise-wide billing solution which enables online, modifiable, convergent billing applications.

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

SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," ("SFAS 86") requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. In the fourth quarters of 2003 and 2002, it was determined that revised future sales and operating profit projections attributable to the MagnaFlex(R) product supported a recorded net realizable value which was substantially less than the carrying value. In December 2003 and December 2002, the Company recorded impairment charges of $339,030 and $2,414,684, respectively, related to the write-down of capitalized development costs of its MagnaFlex(R) product. There is no remaining net asset relating to capitalized MagnaFlex(R) development costs as of December 31, 2003.

Customers. The year 2002 was the first full year that MagnaFlex(R) was made available to customers. Although the Company was actively pursuing new MagnaFlex(R) customers in 2002, actual revenues recorded in 2002 were insignificant. In 2003, MagnaFlex(R) revenue grew to $611,647 of which 70% was derived from one customer. The loss of this customer would have an adverse affect on the Company's continuance of this product line.

Telemanagement

Telemangement provides software and services for end users to manage their usage of multi-media communications services and equipment. Telemanagement product sales use direct and distributor sales channels.

Telemanagement Market, Products and Services

The Company's primary Telemanagement products and services are comprised of Proteus Office, Proteus Trader, Proteus Corporate, Proteus Service Bureau and Proteus Master (collectively, "Proteus(TM)"). Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track communications activity and to control costs associated with operating communications networks. They perform functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling and usage patterns, toll fraud detection, directory services and integration with other PBX (private branch exchange) peripheral products. Proteus(TM) now also integrates Internet, e-mail and mobile data analysis and reporting with its traditional voice capabilities. The Company launched Proteus Master, which encapsulates these different forms of communications management in late 2002.

The Company has also invested in enhancing its telemanagement solution for the new wave of IP telephony products and has already been successful in negotiating contracts with several leading telecom manufacturers to bundle Proteus(TM) with their IP solution at source. The Company believes that this strategy positions it for global expansion, as IP technology gathers speed and market share.

As well as creating new market opportunities, this IP telephony integration provides many operational benefits, in that it requires no site visit for installation and self learns organizational data. Both of these elements have traditionally been resource hungry and often a barrier to channel sales growth.

Proteus(TM). Proteus(TM) (developed and marketed primarily in Europe) is an enterprise traffic analysis and communications management software solution that is available in five versions to meet the specific needs of corporate users:
Proteus Office, Proteus Trader, Proteus Corporate, Proteus Service Bureau and Proteus Master.

Proteus Trader is aimed at the communications management requirements of the global financial investment and trading markets. Major investment banks are now using the product worldwide. Proteus Corporate and Proteus Office are specifically designed for general business use and respectively address the market requirements of large corporate users to small and medium sized companies.

Proteus(TM) is a Windows OS product that applies technology to upgrade and expand traditional call accounting and telemanagement market applications. Windows platform features, for example, include: call accounting report distribution via e-mail, call detail record polling via Internet, Intranets or wide area network, telephony applications programming interface dialer which facilitates point-and-click dialing from database-resident corporate and local directories, and 911 notification which allows organizations to assign any number of Windows-based PCs on their corporate local area network with an immediate screen-pop notification when a 911 call is made (the screen-pop pinpoints the caller's exact location within the building).

Customers. Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment, and more recently mobile, internet and email technologies. The Company's clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities, government agencies and many of the world's largest investment banks. CTI anticipates that it can further expand its products and services through internal development of its own technological capabilities, by seeking to partner with companies offering complementary technology or by pursuing possible acquisitions.

CTI generates revenue through service bureau contracts, software licensing agreements and maintenance agreements supporting licensed software. Maintenance agreements are either on a time and material basis or full service agreements that are generally for periods of 12 months. For software licensing agreements on a direct distribution basis, payment terms are a 50% deposit upon receipt of order and the 50% balance upon installation, which is normally completed within 10 days. Occasionally, larger software orders may require up to 3 months to complete custom software development and installation. For software licensing via distributor channels, payment terms are net 30 days. Service bureau contracts provide monthly recurring revenue. Generally, contracts of 12 to 36 months carry automatic 12-month renewals until canceled. CTI purchases data collection devices specifically designed for use with telecommunications switches and other hardware such as modems as are necessary to perform the telemanagement business. CTI rents or resells such equipment to end-users.

Patent Enforcement Activities

CTI owns two patents which cover a method and process to prepare, display, and analyze usage and cost information for services such as, but not limited to, telecommunications, financial card services, and utilities (e.g., electricity, oil, gas, water). The information can be provided to a user in an advantageous format that allows the user to quickly and easily retrieve, display, and analyze the information. The systems covered by these patents enable customer data to be sorted and processsed in a manner so that the customer's generation of reports is much faster than using a non-patented method. This patented TransACT(R) technology is incorporated in the Company's SmartBill(R) product. Other companies have developed programs to replicate this patented process that the Company believes violate its patents.

The Company's patent enforcement activities involve the licensing, protection, enforcement and defense of the Company's intellectual property and rights. The Company has instituted a marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursues a licensing arrangement with violators rather than litigation.

The Company has undertaken numerous enforcement activities, in which it has been successful in many instances in enforcing its patents. As a matter of course, the defense of an outstanding lawsuit attacks the validity of the patents. The Company does not anticipate that such attack will be successful but the results of litigation are difficult to predict. There can be no assurance that the Company will continue to be successful in enforcing its patents in the future or potentially be defeated in its enforcement activities, which could then jeopardize the successful future enforcement activities.

Discontinued Operations

Xila was acquired in connection with the aforementioned CDS Agreement. Xila is a full-service competitive local exchange carrier. Xila deploys voice and data services through its broadband services network serviced and managed by the Xila technical and operational staff.

Xila offers its enterprise customers a single point of contact for sales, service, billing and support for a full range of traditional telephone services, including local and long distance services, toll-free plans, and enhanced features such as voice mail, ACD (automatic call distributor) and automated attendant services. Xila also provides commercial building riser distribution and management, business telephone hardware, and wiring for traditional or fiber-based voice, internet and data networks.

Substantially all of Xila's revenues are derived from various customers which are tenants in buildings that are predominately managed or owned by entities or affiliates of a director of the Company. The Company is actively seeking, and the CDS Agreement stipulates, that the Company is required to exert commercially reasonable efforts to sell Xila.

Employees

As of December 31, 2003, CTI employed 97 people on a full-time basis: 68 located in the United States and 29 located in the United Kingdom. None of the Company's employees are represented by a labor union. The Company does not employ part-time employees. In addition, Xila employed 4 people on a full-time basis in the United States. The Company believes it maintains a good relationship with its workforce.

Intellectual Property

Patents. See "Patent Enforcement Activities" above.

Trademarks. The Company maintains registered trademark registrations. The main registered trademarks relate to its main billing products MagnaFlex(R) and SmartBill(R), its patented process TransACT(R) and the CTI logo.

Technology, Research & Development

The Company's product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2003, research and development expenditures amounted to approximately $2,164,000 including approximately $464,000 in capitalized costs. In 2002, research and development expenditures amounted to approximately $2,200,000 including approximately $537,000 in capitalized costs. Capitalized software costs related to the development of the MagnaFlex(R) and SmartBill(R) next generation releases. As of December 31, 2003, the Company ceased to capitalize development costs on the MagnaFlex(R) product. In the fourth quarter of 2003, the Company determined that revised future sales and operating profit projections warranted a write-down in the value of capitalizable development costs (see Asset Impairment).

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

The Company's major competitors include: Amdocs Limited, Daleen Technologies, Veramark Technologies, InfoDirections, CBill, PSA, USHA, Infotech Solutions and HO Systems. Billing Concepts also competes against the Company in the BCC segment.

Telemanagement. The Company's Telemanangement segment operates in a highly fragmented market. Competitors, such as BTS, FDS, Softech, Oak and Tiger, compete against the Company in the Telemanagement sector. The Company differentiates itself from its competitors based on technology. Proteus integrates with a wide variety of telephone systems and third party applications such as dealer boards and voice recording equipment. Proteus also connects directly over the local area network, which eliminates the need for cables that are associated with similar products.

Asset Impairment

SFAS 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. In the fourth quarters of 2003 and 2002, it was determined that revised future sales and operating profit projections attributable to the MagnaFlex(R) product supported a recorded net realizable value which was substantially less than the carrying value. In December 2003 and December 2002, the Company recorded impairment charges of $339,030 and $2,414,684, respectively, related to the write-down of capitalized development costs of its MagnaFlex(R) product. There is no remaining net asset relating to capitalized MagnaFlex(R) development costs as of December 31, 2003.

Risk Factors

The following risk factors could impact the Company's financial and operating performance:

IF THE COMPANY CONTINUES TO INCUR LOSSES, THE COMPANY'S RESULTS FROM OPERATIONS WILL BE NEGATIVELY IMPACTED.

The Company suffered a net loss of approximately $2,500,000 in fiscal 2003 and approximately $5,400,000 in fiscal 2002. While the Company has developed a business plan and implemented a number of programs designed to return the Company to profitability, there can be no assurance that its business plan adequately addresses the circumstances and situations which resulted in the Company's losses.

SINCE THE COMPANY DERIVES A SUBSTANTIAL PERCENTAGE OF ITS REVENUE FROM CONTRACTS WITH A FEW CUSTOMERS, THE LOSS OF ONE OR ALL OF THESE CUSTOMERS COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S PROFITABILITY.

The Company derives a substantial portion of its revenues from a few customers. A single customer generated approximately $5,600,000 (42% of revenue) in revenues in fiscal 2003 and $5,800,000 (49% of revenue) in fiscal 2002. Although that customer's contract now includes an automatic annual renewal provision effective each March, it does contain a four months prior notification termination clause. The loss of that customer would have a substantial negative impact on the Company's operations.

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

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN SEGMENTS, WHICH WOULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S RESULTS OF OPERATIONS.

The Company competes with a number of companies in both the United States and United Kingdom that provide products and services that serve the same function as those provided by the Company, many of which are larger than the Company and have greater financial resources and better name recognition for their products than the Company does. Although the Company operates in a highly fragmented market, numerous competitors in the United States and the United Kingdom provide products and services comparable to the Company's products and services which have the potential to acquire some or all of the Company's market share in their respective geographic markets

THE COMPANY MAY BE UNABLE TO PROTECT ITS TRANSACT(R) TECHNOLOGY AND ENFORCE ITS INTELLECTUAL PROPERTY RIGHTS, WHICH WILL HAVE A NEGATIVE IMPACT ON THE COMPANY'S RESULTS OF OPERATIONS.

The Company owns two patents used in its TransACT(R) technology which cover a method and process to prepare, display, and analyze usage and cost information for services such as, but not limited to, telecommunications, financial card services, and utilities. The patented TransACT(R) technology is incorporated in the Company's SmartBill(R) product, which is the flagship product of its BCC segment representing 57% of revenues in fiscal 2003. Other companies have developed programs which replicate the TransACT(R) technology and which the Company believes violates its patents. Although the Company has undertaken enforcement activities, including litigation, to protect or enforce its patents, the Company cannot assure you that the steps taken to protect the TransACT(R) technology will always be successful. The Company's failure to enforce its intellectual property rights will have a negative impact on the Company's results of operations. The patents expire in 2011.

THE COMPANY'S BUSINESS MAY SUFFER AS A RESULT OF THE SETTLEMENT OF OUTSTANDING PATENT CLAIMS.

The Company has written letters and filed lawsuits claiming the possible infringement of its patents in connection with the TransACT(R) technology. The Company entered into various settlements in prior actions and the Company may negotiate additional settlements in the future. Those settlements provided substantial cash payments to the Company and, in return, the Company waived its claims for past patent violations and granted in certain instances one time purchase of ongoing licenses to use the technology to the parties involved in those actions. Although the Company strives to arrange for continued licensing revenue stream in the case of potential infringers, the Company may not be successful in negotiating such licensing agreements. Since those parties are the Company's potential customers, the effect of granting one time purchase of ongoing licenses as well as the fact that the Company brought legal claims against those parties could reduce its ability to find new customers for the Company's products.

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

CONTROL OF THE COMPANY IS CONCENTRATED AMONG ITS DIRECTORS AND EXECUTIVE OFFICERS AND THEIR RESPECTIVE AFFILIATES WHO CAN EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of March 23, 2004, the Company's directors and executive officers and their respective affiliates owned 69.5% of the outstanding Class A common stock and 90.2% of the outstanding Class B common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of the Company.

CONVERSION OF THE SHARES OF THE COMPANY'S CLASS B COMMON STOCK INTO THE SHARES OF THE CLASS A COMMON STOCK WILL RESULT IN A MATERIAL DILUTION OF STOCKHOLDERS' OWNERSHIP INTEREST IN THE CLASS A COMMON STOCK.

As of December 31, 2003, the Company had 2,833,334 shares of the Class B common stock issued and outstanding. These shares are convertible into the Class A common stock with the conversion ratio based on a formula which is described in
Part I - Item 1. "Description of Business - Merger." To the extent the shares of the Class B common stock are converted into the shares of the Class A common stock, such conversion would result in a material dilution of stockholders' ownership interest in the Class A common stock.

Item 2. Description of Property

The Company's principal executive office is located in Indianapolis, Indiana. The Company also maintains an office in London, United Kingdom. The Company leases office space consisting of 20,003 square feet in Indianapolis, Indiana at an annual rent of $411,303 per year, and 3,485 square feet in London at an annual rent of $82,737 a year. The Company's lease in Indianapolis expired in November 2003 and was converted to a month-to-month lease. The lease in London was renewed in 2003 and expires December 2005. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space will be required to support future growth.

The Company negotiated a lease termination for its 17,686 square foot Houston office space. In January 2003, the Company paid $400,000 to terminate the remaining lease obligation. The $400,000 was included in the restructuring liability established under the Company's restructuring plan. During 2002, the Company terminated its office lease in Valley Forge.

Xila is currently under a month-to-month lease for an additional 3,581 square feet in Indianapolis at an annual rate of $30,000.

Item 3. Legal Proceedings

Frontier Corporation

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

The Company entered into a Settlement Agreement with Global Crossing North America, Inc. on November 18, 2002 in which the parties agreed to dismiss the lawsuit and exchange mutual releases. The Settlement Agreement that was approved by the Bankruptcy Court, which was administering the bankruptcy of Global Crossing North America Inc., on November 19, 2002, provides that the Company has a general unsecured claim in the amount of $5,000,000 and an administrative expense claim in the amount of $750,000 against Global Crossing North America, Inc. which will be paid on the effective date of the plan of reorganization. The Settlement Agreement further provides that the Company grants a fully paid up license until December 31, 2003 to Global Crossing North America, Inc. to use any product, method or process covered by the Patents. The Settlement Agreement further provides an option to Global Crossing North America, Inc. to purchase a license under the Patents after December 31, 2003 for $1,000,000. In December 2003, Frontier emerged from bankruptcy and the Company received payment of the administrative expense claim. The Company has not received any other payments.

MBG

The Company was a plaintiff in a lawsuit for patent infringement under 35 U.S.C. ss.271 et seq. filed against MBG in the United States District Court for the Eastern District of Pennsylvania on December 5, 2002. The lawsuit sought treble damages, attorney's fees and an injunction for infringement of the Patents. In June 2003, the Company settled the lawsuit.

Digital Reliance

The Company was a defendant in a lawsuit filed by Digital Reliance in the United States District Court for the District of Colorado on February 7, 2003. The lawsuit filed by Digital Reliance sought a declaratory judgment that certain products and services of Digital Reliance do not infringe the Patents. A standstill agreement and notice of dismissal without prejudice was executed in June 2003.

Telecommunications Services, Inc.

The Company is a defendant in a lawsuit filed on November 6, 2003 by Telecommunications Services, Inc. ("TSI") seeking a declaratory judgment of non-infringement in the United States District Court for the Middle District of Florida. This lawsuit seeks a declaratory judgment of non-infringement of the Patents. The Company has filed a motion to dismiss the complaint filed by TSI seeking dismissal of the complaint or transfer of the case to the Southern District of Indiana.

The Company is also a plaintiff in a lawsuit for patent infringement under 35 U.S.C. ss.271 et seq. filed against TSI in the United States District Court for the Southern District of Indiana on November 6, 2003. This lawsuit seeks treble damages, attorneys' fees and an injunction for infringement of U.S. Patent No. 5, 287,270. TSI has filed a motion to dismiss the complaint filed by the Company seeking dismissal of the complaint or, alternatively, transfer to the Middle District of Florida.

Both lawsuits involving TSI have been settled and it is anticipated that both lawsuits will be dismissed.

CallVision, Inc.

On April 17, 2003, an action was brought against the Company in the United States District Court, Western District of Washington, by CallVision, Inc. ("CallVision"). CallVision, which has since amended its complaint twice, seeks in the action (i) a declaration that it is not infringing the Company's Patents;
(ii) a declaration that the Patents are invalid; and (iii) unspecified damages based upon the Company's purported tortious interference with CallVision's business relations and alleged acts of unfair competition under Washington State law. The Company has asserted counterclaims alleging infringement of its Patent No. 5,287,270. The parties are currently engaged in discovery.

BellSouth Corporation et al.

The Company is a plaintiff in a lawsuit for patent infringement under 35
U.S.C. ss.271 et seq. filed against BellSouth Corporation, Citizens Communications, Inc., Convergys Corporation, Mid America Computer Corporation, Qwest, Telephone Data Systems, Inc. and Traq-Wireless, Inc. in the United States District Court for the Southern District of Indiana on January 12, 2004. The lawsuit seeks treble damages, attorney's fees and an injunction for infringement of U.S. Patent No. 5,287,270. The Company is in the process of serving the Complaint upon the defendants.

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of the Stockholders (the "Annual Meeting") of the Company, was held on December 18, 2003 at Market Tower Conference Center, 10 West Market Street, Indianapolis, Indiana 46204 at 11:00 a.m.

At the Annual Meeting the following actions were taken:

a) Class I director, Salah N. Osseiran, was elected to the Board of Directors of the Company to hold office until the 2004 annual meeting of stockholders and until his successor is elected and qualified; Class III directors, Rupert Armitage and John Birbeck, were elected to the Board of Directors of the Company for the term of three years and until their respective successors are elected and qualified. The votes for Salah N. Osseiran were 24,612,523; 29,900 withheld. The votes for each of Rupert Armitage and John Birbeck, were 24,575,722; 66,701 withheld.

b) The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company was approved. The votes for this proposal were 24,621,340 for; 20,683 against; 400 abstain. There were no broker non-votes.

The terms of office for the following incumbent directors continues after the Annual Meeting: Harold Garrison, Michael Leeds and Thomas Grein.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

                      Quarterly Class A Common Stock Price Ranges

                        2003                      2002
                  --------------             --------------
                   High     Low               High     Low
                  -----   ------             ------   -----
1st Quarter       $0.23    $0.15             $0.70    $0.37
2nd Quarter       $0.29    $0.13             $0.65    $0.22
3rd Quarter       $0.28    $0.20             $0.35    $0.22
4th Quarter       $0.45    $0.16             $0.25    $0.13

At March 23, 2004, the close price for such shares was $0.49.

At March 23, 2004, the number of stockholders of record of the Company's Class A common stock was 478 and the number of stockholders of record of Class B common stock was 13.

No dividends were paid on the Company's common stock in the years ended December 31, 2003 and 2002.

On December 31, 2003, the Company and CDS entered into the CDS Agreement. See the description of the CDS Agreement in Part I, Item 1. Description of Business
- Merger. Pursuant to the CDS Agreement, as of December 31, 2003, the Centillion Affiliates were entitled to 203,689 shares of Class A common stock, as partial consideration for the Assets acquired by the Company. The Company will issue such shares in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based upon a determination that the Centillion Affiliates were sophisticated investors, had access to, and were provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

For the information regarding the Company's equity compensation plans, see Part III, Item 11 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

The Company is comprised of three business segments: Billing and Customer Care ("BCC"), Telemanagement ("Telemanagement") and Patent Enforcement Activities ("Patent Enforcement"). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment usage. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company's intellectual property, including patents.

The Company generates it revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, and training and consulting services.

The Company's software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and or product lines which provide the greatest returns on investment. The BCC segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations which demonstrated strong new customer revenues in the fourth quarter of 2003 complemented by a strong UK currency. The Company believes that the Patent Enforcement segment may potentially offer the highest license revenue and cash generation; however, the Company has reported less than $1 million in license fee revenue and enforcement settlements in 2003.

The Company's business success in connection with the BCC and Telemanagement segments will depend in part upon its continued ability to enhance the existing products and services, to introduce new products and services quickly and cost-effectively, to meet evolving customer needs, to achieve market acceptance for new product and service offerings. Furthermore, the Company's business success with the Patent Enforcement segment will depend upon the success of the Company's marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursues a licensing arrangement with violators rather than litigation.

Results of Operations (Year Ended December 31, 2003 Compared to Year Ended December 31, 2002)

Revenues

Revenues from operations increased $1,334,212 to $13,128,794 as compared to $11,794,582 in the prior year period. The increase in revenue was primarily the result of patent license fee revenue combined with increased software sales, service fee and license fee revenue from existing customers. Patent license fee revenue of $750,000 was recorded in 2003 and no similar patent license fee revenue was recorded in 2002. The increase of software sales, service and license fee revenue was primarily associated with increased processing fees with current customers in combination with new customer revenue. This was partially off-set by a decrease due to the contract renewal with a major customer at a reduced revenue rate structure and the erosion of the customer base of the acquired legacy operations of the former Celltech operations. The major customer represents 42% of revenues for year ended December 31, 2003 and 49% of revenue for the year ended December 31, 2002, and such customer represents 45% of software sales, service fee and license fee revenues for the year ended December 31, 2003 and 49% for the year ended December 31, 2002.

Costs of Products and Services Excluding Depreciation and Amortization

Costs of products and services, excluding depreciation and amortization, decreased $993,857 to $3,989,830 as compared to $4,983,687 in the prior year period. The decrease in costs of products and services, excluding depreciation and amortization, was attributable to the Company's continued focus on cost reduction. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 32% for the current year as compared to 42% in the prior year period.

Patent License Fee Costs

Patent license fee costs decreased $114,777 to $794,838 as compared to $909,615 in the prior year period. The decrease in costs is due to the Company converting its legal fee structure to a contingency fee rather than an hourly fee in 2002. The costs incurred during 2003 are related to contingency fee payment on the collection of the patent license fee revenue along with research and pursuit of patent license fee revenue that has not yet been realized. Costs incurred in 2002 are related to research and the pursuit of future patent license fee revenue.


Selling, General and Administrative Costs

Selling, general and administrative expenses decreased $243,676 to $7,109,733 compared to $7,353,409 in the prior year period. The reduction in selling, general and administrative expenses was primarily attributed to reduction in general and administrative costs as a result of cost efficiencies realized in the combination of the three former separate administrative structures.

Research and Development Expense

Research and development expense increased $17,035 to $1,699,981 compared to $1,682,946 in the prior year period due to reduced activities on capitalizable projects during 2003.

Impairment and Director Settlement Charges

The Company recorded impairment charges in the years ended December 31, 2003 and December 31, 2002 of $339,030 and $2,414,684, respectively, related to the asset impairment associated with the projected recovery of investment for the MagnaFlex(R) product. See Impairment and Restructuring below. For the year ended December 31, 2002, the Company incurred a non-cash charge of $683,178 in connection with the private purchase agreement of common stock between certain board members, a majority shareholder and Anthony Johns, former CEO and director. The shares were purchased at a premium over the traded market value. The Company also paid $100,000 to Anthony Johns in connection with such transaction.

Depreciation and Amortization

Depreciation and amortization decreased $768,260 to $1,077,293 compared to $1,845,553. The decrease was primarily attributable to reduced depreciable and amortizable assets in 2003 primarily related to the $2,414,684 impairment of capitalized MagnaFlex(R) development costs recognized in 2002.

Interest Income and Other Income

Interest income decreased $84,656 to $47,644 for the fiscal year ended December 31, 2003 compared to $132,300 in the prior year period. The decrease in interest income was associated with a combination of reduced weighted average cash and cash equivalent on hand and reduced weighted average interest rate on return during 2003 compared to these variables in 2002. Other income for the fiscal year ended December 31, 2003 amounted to $58,982 compared to $599 in the prior year period. The increase in other income was primarily attributable to a non-license fee patent enforcement settlement in 2003 and no such revenue in 2002.

Taxes

The tax rate was approximately a 33% tax expense in the year ended December 31, 2003 and 39% tax benefit for the year ended December 31, 2002. The tax expense in 2003 is primarily attributable to the Company establishing a valuation allowance against the NOL carryforwards due to the uncertainty of the realization of theses carryforwards. The tax benefit in 2002 was the result of the net operating loss position and utilization of the carryback of such losses.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $7,085,134 as of December 31, 2003 compared to $5,952,984 as of December 31, 2002. Cash provided by operations was $1,862,843 and cash used in investing activity was $659,719 for the year ended December 31, 2003. Cash flow provided by operations was primarily attributable to cash realized from the collection of income tax refunds. Cash flows utilized by investing activities related to additions to software and equipment.

The Company derives a substantial portion of its revenue from a single billing and billing analysis customer. This single customer generated approximately $5,600,000 and $5,800,000 in revenue for the years ended December 31, 2003 and 2002, respectively. The contract with this customer was renewed in December 2001 with an automatic annual renewal provision effective March 2003; however, such agreement does contain a 120-day advance notice termination provision. The loss of this customer could have a substantial negative impact on the Company.

The Company provided a restructuring reserve of $1,739,409 in 2001, which was included as part of the purchase price consideration, to provide for the restructuring costs associated with the consolidation efforts of the Company's various operations. The restructuring reserve remaining at December 31, 2003 and December 31, 2002 was $0 and $495,637, respectively.

Cash used by discontinued operations amounted to $39,573 in the year ended December 31, 2003. Discontinued operations consist of the operating activities of Xila. See Part I, Item 1. Description of Business - Merger.

Impairment

SFAS 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. In the fourth quarters of 2003 and 2002, it was determined that revised future sales and operating profit projections attributable to the MagnaFlex(R) product supported a recorded net realizable value which was substantially less than the carrying value. In December 2003 and December 2002, the Company recorded impairment charges of $339,030 and $2,414,684, respectively, related to the write-down of capitalized development costs of its MagnaFlex(R) product. There is no remaining net asset relating to capitalized MagnaFlex(R) development costs as of December 31, 2003.

Restructuring

In connection with the Merger and acquisition, the Company announced a restructuring plan (the "Plan") to streamline cost structures and consolidate operations, which related primarily to the former CTI operations in Valley Forge, PA and the former Celltech operations in Houston, TX. In 2001, the Company had recognized a liability of $1,739,409 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger. The restructuring costs were assumed in the purchase business combination and included in the allocation of the acquisition cost. The restructuring liability, which is comprised primarily of noncancellable lease obligations amounted to $495,637 as of December 31, 2002. The reduction in the liability for restructuring costs primarily relate to severance payments of approximately 60 employees terminated in the Plan. The remaining liability for restructuring costs relate to close down costs associated primarily with non-cancelable lease obligations. The Plan was substantially completed by March 2003. During 2002, the Company terminated the Valley Forge lease. In January 2003, the Company terminated the Houston office lease. The restructuring liability as of December 31, 2003 was $0.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements other than operating leases that are discussed in Note 5 to the Consolidated Financial Statements.

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

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 7. "Financial Statements - Notes to Consolidated Financial Statements - Note 1" in the Company's Annual Report on Form10-KSB for the year ended December 31, 2003.

Income Taxes. The Company is required to estimate its income taxes. This process involves estimating the Company's actual current tax obligations together with assessing differences resulting from different treatment of items for tax and accounting purposes which result in deferred income tax assets and liabilities.

The Company's deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company will establish a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations.

The Company accounts for income taxes using the liability method in accordance with Standard Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

The Company records a valuation allowance against its deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company has provided a valuation allowance against the Company's deferred net tax assets related primarily to the Company's net operating loss carryforwards due to the uncertainty of their realizability.

Research and Development and Software Development Costs. Research and development costs are charged to operations as incurred. Software Development Costs are considered for capitalization when technological feasibility is established in accordance with SFAS 86. The capitalization of certain computer software development costs incurred after technological feasibility is established. Sales and operating profit projections attributable to the MagnaFlex(R) product supported a recorded net realizable value which was substantially less than the carrying value; as a result, the Company recorded an impairment in the carrying value of capitalized software costs. Furthermore, the Company will charge all MagnaFlex(R) software development costs to operations in the period incurred.

Impairment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company's long-lived assets were considered impaired during the years ended December 31, 2003 and 2002.

Revenue Recognition and Account Receivable Reserves. The Company's revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.

The Company's sales arrangements typically include services in addition to software. Service revenues are generated from support and maintenance, processing, training, consulting, and customization services. For sales arrangements that include bundled software and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SOP 97-2. Support and maintenance revenues are recognized on a straight-line basis over the term of the agreement. Revenues from processing, training, consulting, and customization are recognized as provided to customers. If the services are essential to the functionality of the software, revenue from the software component is deferred until the essential service is complete.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company continuously monitors collections and payments from its customers and the allowance for doubtful accounts is based on historical experience and any specific customer collection issues that the Company has identified. If the financial condition of its customers were to continue to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. Where an allowance for doubtful accounts has been established with respect to customer receivables, as payments are made on such receivables or if the customer goes out of business with no chance of collection, the allowances will decrease with a corresponding adjustment to accounts receivable as deemed appropriate.

Related Party Transactions

The Company leases its corporate headquarters from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. The Company incurred $411,303 and $417,557 in lease expense for the years ended December 31, 2003 and 2002, respectively. This lease expired November 2003 and the Company is currently in a month-to-month lease.

The Company incurred legal expenses of $397,433 and $859,289 during 2003 and 2002, respectively, related to a law firm in which the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. In 2002, the company entered into a contingency based agreement with such firm related to certain patent enforcement activities.

The Company incurred $224,000 in fees and $49,766 in expenses associated with Board of Directors activities in 2003 and $233,000 in fees and $32,082 in expenses associated with Board of Directors activities in 2002.

On December 31, 2003, the Company and CDS entered into the CDS Agreement. Pursuant to the CDS Agreement, the Company acquired the Assets of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution, winding-up and liquidation of CDS. The Xila Interest constitutes most of the Assets purchased by the Company. CDS transferred the Assets to the Company in exchange for (i) the cancellation of the Note; (ii) the Company's payment or performance, when due, of certain assumed obligations of CDS; and (iii) the Company's performance, when due, of the post-closing covenants contained in the CDS Agreement. See Part I , Item 1. Description of Business - Merger.

The Company incurred $78 in charges from CDS related to certain patent enforcement activities during the year ended December 31, 2003 and $32,817 for the year ended December 31, 2002. The financial statements of CDS and the Company which are under common control have been combined on an "as if" pooling basis and accordingly these amounts have been eliminated on the Company's consolidated financial statements.

The Company's telephone services are provided by an entity owned by CDS. The Company incurred $152,414 and $147,797 in telephone expense for the years ended December 31, 2003 and 2002. The Company provided billing solutions to this entity for the years ended December 31, 2003 and 2002 the revenues recorded amounted to $5,248 and $6,956, respectively. At December 31, 2003, the Company had a receivable from this entity of $348. The financial statements of CDS and the Company which are under common control have been combined on an "as if" pooling basis and accordingly these amounts have been eliminated on the Company's consolidated financial statements.

On January 28, 2002, the Company entered into an employment agreement with Bradley Houlberg, President and Chief Executive Officer. In connection with Mr. Houlberg's employment agreement, he received an advance in the amount of $104,000 to cover qualified relocation costs associated with his required relocation to Indianapolis. The Company estimated actual relocation costs incurred for the years ended December 31, 2003 and 2002 amounted to $19,000 and $85,000, respectively. Mr. Houlberg is required to return to the Company any amounts advanced in excess of actual qualified relocation costs incurred. The Company also agreed to reimburse Mr. Houlberg $5,000 for his legal expenses related to his employment agreement with the Company.

In 2003 and 2002, The Company paid approximately $8,000 and $1,600, respectively, for consulting services to a company owned by a director of the Company.

During 2003, the Company engaged an individual as an advisor to the board. This individual also serves as Chairman of a company on which another Company director is the managing director. The Company incurred approximately $12,000 in compensation to this individual and $4,500 in expenses in 2003.

Xila leases its headquarters from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. Xila incurred approximately $30,000 in lease expense for years ended December 31, 2003 and 2002. The lease is currently a month-to-month lease.

Substantially all of the revenue from discontinued operations is derived from tenants residing in buildings either owned or managed by entities which are either owned directly or indirectly by certain directors of the Company.

Recently Adopted Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), an Interpretation of SFAS No. 5, 57 and 107 and a rescission of FIN No. 34. The Interpretation expands the disclosure requirements for most guarantees. FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements". In December 2003, the FASB issued FIN46R, a revised version of FIN46 (referred to herein as FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have an effect on the Company's consolidated financial statements.

Item 7.  Consolidated Financial Statements,

         Index to Consolidated Financial Statements
                                                                          Page
                                                                          ----
Report of Independent Accountants for the Consolidated Financial
Statements for the years ended December 31, 2003 and 2002.                 25

Consolidated Balance Sheets at December 31, 2003 and 2002.                 26

Consolidated Statements of Operations for the
 years ended December 31, 2003 and 2002.                                   27

Consolidated Statements of Cash Flows for the
 years ended December 31, 2003 and 2002.                                   28

Consolidated Statements of  Stockholders'
 Equity and Comprehensive Income (Loss) for the years ended
 December 31, 2003 and 2002.                                               29

Notes to Consolidated Financial Statements                                 31

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of CTI Group (Holdings) Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Indianapolis, IN
March 24, 2004

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002



                                                                                               December 31,           December 31,
                                                                                                   2003                   2002
                                                                                               ------------           -------------
ASSETS

Cash and cash equivalents                                                                        $7,085,134              $5,952,984
Trade accounts receivable, less allowance for doubtful accounts of $88,616 and
    $101,921, respectively                                                                        1,823,508               1,477,198
Prepaid expenses                                                                                    381,046                 462,419
Income taxes refundable                                                                           1,711,455               2,720,762
Deferred income tax benefit                                                                               -                 445,321
Other current assets                                                                                      -                   6,886
                                                                                                -----------             -----------
       Total current assets                                                                      11,001,143              11,065,570

Property, equipment, and software, net                                                              980,627               1,433,501
Intangible assets, net                                                                              475,021                 769,272
Other assets                                                                                         77,588                  80,188
Deferred income tax benefit - long term                                                                   -                 715,716
Assets of discontinued operations                                                                   161,887                 448,337
                                                                                                -----------             -----------
       Total assets                                                                             $12,696,266             $14,512,584
                                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                   $575,639             $   701,596
Accrued expenses                                                                                  1,294,742               1,258,871
Accrued wages and other compensation                                                                831,872                 687,720
Restructuring reserve                                                                                     -                 495,637
Deferred revenue                                                                                    710,491                 694,542
                                                                                                -----------             -----------
       Total current liabilities                                                                  3,412,744               3,838,366

Deferred revenue - long term                                                                         39,204                  58,224

Liabilities of discontinued operations                                                              143,993                 325,918
                                                                                                -----------             -----------
       Total liabilities                                                                          3,595,941               4,222,508

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 26,689,456 issued               266,895                 266,895
    and outstanding at December 31, 2003 and December 31, 2002
Class B convertible common stock, par value $.01; 2,833,334 shares authorized, issued                28,333                  28,333
    and outstanding at December 31, 2003 and December 31, 2002
Additional paid-in capital                                                                       25,274,467              23,943,562
Accumulated deficit                                                                             (16,271,502)            (13,770,327)
Other comprehensive income (loss) - foreign currency translation                                     (5,725)                 13,756
Treasury stock, 140,250 shares at December 31, 2003 and December 31, 2002, at cost                 (192,143)               (192,143)
                                                                                                -----------             -----------
       Total stockholders' equity                                                                 9,100,325              10,290,076
                                                                                                -----------             -----------
       Total liabilities and stockholders' equity                                               $12,696,266             $14,512,584
                                                                                                ===========             ===========



          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2003 and 2002


                                                                                               December 31,            December 31,
                                                                                                   2003                    2002
                                                                                               ------------            ------------
Revenues:
  Software sales, service fee and license fee revenue                                           $12,378,794             $11,794,582
  Patent license fee revenue                                                                        750,000                       -
                                                                                                -----------             -----------
                                                                                                 13,128,794              11,794,582
Cost and expenses:
  Costs of products and services                                                                  3,989,830               4,983,687
  Patent license fee costs                                                                          794,838                 909,615
  Selling, general and administration                                                             7,109,733               7,353,409
  Research and development                                                                        1,699,981               1,682,946
  Depreciation and amortization                                                                   1,077,293               1,845,553
  Impairment charges                                                                                339,030               2,414,684
  Director settlement                                                                                     -                 783,178
                                                                                                -----------             -----------
Total costs and expenses                                                                         15,010,705              19,973,072
                                                                                                -----------             -----------

Loss from operations                                                                             (1,881,911)             (8,178,490)


Other income:
   Interest income, net of interest expense of $4,204 and $11,277 respectively                      (47,644)               (132,300)
   Other income                                                                                     (58,982)                   (599)
                                                                                                -----------             -----------

Loss from continuing operations before income taxes                                              (1,775,285)             (8,045,591)

Tax provision (benefit)                                                                             581,091              (3,142,437)
                                                                                                -----------             -----------

Loss from continuing operations, net of tax provision (benefit)                                  (2,356,376)             (4,903,154)

Loss from discontinued operations (Note 2)                                                         (144,799)               (487,167)
                                                                                                -----------             -----------

Net loss                                                                                        $(2,501,175)            $(5,390,321)
                                                                                                ===========             ===========

Basic and diluted net loss per common share from continuing operations                          $     (0.09)            $     (0.18)
                                                                                                ===========             ===========
Basic and diluted net loss per common share from discontinued operations                        $     (0.00)            $     (0.02)
                                                                                                ===========             ===========
Basic and diluted net loss per common share                                                     $     (0.09)            $     (0.20)
                                                                                                ===========             ===========

Basic and diluted weighted average common shares outstanding                                     26,549,206              26,543,766




           See accompanying notes to consolidated financial statements

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2003 and 2002


                                                                                               December 31,           December 31,
                                                                                                   2003                   2002
                                                                                              --------------         -------------
Cash flows provided by (used in) operating activities:
Net loss                                                                                        $(2,501,175)            $(5,390,321)
Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
       Net loss from discontinued operations                                                        144,799                 487,167
       Director settlement non cash compensation                                                          -                 683,178
       Allowance for doubtful accounts                                                               17,078                  12,547
       Depreciation and amortization                                                              1,010,515               1,855,222
       Deferred income taxes                                                                      1,161,037              (1,022,598)
       Impairment of long-lived assets                                                              339,030               2,414,684
Changes in operating activities:
       Trade accounts receivables                                                                  (247,302)                 23,428
       Prepaid expenses                                                                              89,488                (143,558)
       Other assets                                                                                   9,486                 (65,621)
       Accounts payable                                                                            (130,409)                237,396
       Accrued expenses, wages and other compensation                                              (313,352)             (1,075,048)
       Deferred revenue                                                                             (56,232)                (70,126)
       Current taxes receivable                                                                   2,339,880              (2,533,877)
                                                                                               ------------            ------------
Cash provided by (used in) operating activities                                                   1,862,843              (4,587,527)

Cash flows from investing activities:
       Additions to property and equipment                                                         (659,719)               (785,704)
                                                                                               ------------            ------------
Cash used in investing activities
                                                                                                   (659,719)               (785,704)

Cash flows from financing activities:
       Exercise of stock options                                                                          -                   4,000
                                                                                               ------------            ------------
Cash provided by financing activities                                                                     -                   4,000

Effect of foreign currency exchange rates on cash and cash equivalents                              (31,401)                 40,263
Cash used in discontinued operations                                                                (39,573)                (80,342)
                                                                                               ------------            ------------

Increase (decrease) in cash and cash equivalents                                                  1,132,150              (5,409,310)
Cash and cash equivalents, beginning of year                                                      5,952,984              11,362,294
                                                                                               ------------            ------------

Cash and cash equivalents, end of year                                                           $7,085,134              $5,952,984
                                                                                               ============            ============

Supplemental cash flow information

  Cash paid for interest                                                                             $4,204                 $11,277
  Cash paid for taxes                                                                                $7,605                $115,475

Supplemental schedule of non-cash investing and financing activities
  Non-cash assets received in payment of CDS note receivable                                        $14,709                     $ -
  Tax benefit of note write-off credited to additional paid in capital                           $1,330,905                     $ -




          See accompanying notes to consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                 For the years ended December 31, 2002 and 2003


                                                                                                 Additional
                                                 Class A Common Stock    Class B Common Stock     Paid-in        Comprehensive
                                               Shares          Amount    Shares        Amount     Capital        Income (Loss)
                                              ----------      --------  ---------      -------   ----------      ------------

Balance, December 31, 2001                    26,669,456      $266,695  2,833,334      $28,333   $23,256,584
  Comprehensive Loss
     Net loss from continuing operations               -             -          -            -             -     (4,903,153)
     Loss from discontinued operations                 -             -          -            -             -       (487,166)
     Foreign currency translation
       adjustments                                     -             -          -            -             -         13,188
                                                                                                                -----------

  Comprehensive loss                                   -             -          -            -             -    $(5,377,131)
                                                                                                                ===========

  Exercise of stock options                       20,000           200          -            -         3,800

  Director Settlement                                  -             -          -            -       683,178
                                              ----------     ---------  ---------     --------   -----------
Balance, December 31, 2002                    26,689,456      $266,895  2,833,334      $28,333   $23,943,562
Comprehensive Loss
     Net loss from continuing operations               -             -          -            -             -     (2,356,376)
     Loss from discontinued operations                 -             -          -            -             -       (144,799)
     Foreign currency translation
      adjustments                                      -             -          -            -             -        (19,481)
                                                                                                                -----------

  Comprehensive loss                                   -             -          -            -             -    $(2,520,656)
                                                                                                                ===========

  Tax benefit of note receivable write-off             -             -          -            -     1,330,905
                                              ----------     ---------  ---------     --------   -----------
Balance, December 31, 2003                    26,689,456      $266,895  2,833,334      $28,333   $25,274,467
                                              ==========     =========  =========     ========   ===========




          See accompanying notes to consolidated financial statements.

[RESTUBBED]



                                                  Retained earnings          Comprehensive          Treasury        Stockholders'
                                                 (Accumulated deficit)        Income(Loss)            Stock            Equity
                                                 ---------------------       -------------           ---------       ------------
Balance, December 31, 2001                          $(8,380,008)                $     568            $(192,143)      14,980,029
Comprehensive loss
      Net loss from continuing operations            (4,903,153)                        -                    -       (4,903,153)
      Loss from discontinued operations                (487,166)                        -                    -         (487,166)
      Foreign currency translation
         adjustments                                          -                    13,188                    -           13,188

      Comprehensive loss                                      -                         -                    -

      Exercise of stock options                               -                         -                    -            4,000

      Director Settlement                                     -                         -                    -          683,178
                                                  -------------                 ---------            ---------      -----------
Balance, December 31, 2002                         $(13,770,327)                $  13,756            $(192,143)     $10,290,076
Comprehensive loss
      Net loss from continuing operations            (2,356,376)                        -                    -       (2,356,376)
      Loss from discontinued operations                (144,799)                        -                    -         (144,799)
      Foreign currency translation
         adjustments                                          -                   (19,481)                   -          (19,481)

      Comprehensive loss                                      -                         -                    -

      Tax benefit of note receivable write-off                -                         -                    -        1,330,905
                                                  -------------                 ---------            ---------      -----------
Balance, December 31, 2003                         $(16,271,502)                $  (5,725)           $(192,143)      $9,100,325
                                                  =============                 =========            =========       ==========





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

The Company's future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to: loss of its significant customers, inability to enhance existing products and services to meet the evolving needs of customers, failure to enforce intellectual property rights, adverse fluctuations in currency exchange rates and disruption in industry and general economic conditions.

The Company plans to continue the effort investing in the business growth and expand its customer base with existing products. Although no assurances can be given, the Company expects to continue to generate positive cash flow from operating activities to support continued operations. Should the Company fail to meet its expectations; the Company would ultimately look to obtain financing and/or reduce capital and operating expenditures.

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

On December 31, 2003, the Company acquired, in satisfaction of a Promissory Note (see Note 2), substantially all of the net assets of CDS Holdings, LLC ("CDS"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", the financial statements of CDS and the Company have been combined on an "as if" pooling basis as CDS and the Company are under common control. The 2002 consolidated financial statements of the Company were required to be and have been restated to reflect the combination of the financial position and results of operations of CDS as of the beginning of the earliest period presented, in order to furnish comparative information. The Company is actively seeking and the CDS Asset Purchase Agreement ("CDS Agreement") stipulates that the Company is required to exert commercially reasonable efforts to sell Xila Communications, LLC ("Xila"), an entity owned by CDS. Therefore, the financial results of Xila have been presented as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets in the consolidated financial statements. The information in the notes to the consolidated financial statements is for continuing operations, unless otherwise stated.

FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts in 2003 and 2002 of the Company's wholly owned UK based subsidiary. The financial statements of the Company's foreign subsidiary have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation." Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholder's equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction loss of approximately $22,000 and $2,400 for years ended December 31, 2003 and December 31, 2002, respectively.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents included the cash on hand, demand deposits and short-term investments which are highly liquid in nature. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.

ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2003 and 2002, advertising expense was $378,275 and $417,619, respectively.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Estimates utilized by the Company include the determination of the collectibility of receivables, valuation of stock options, recoverability and/or impairment of intangible assets, depreciation and amortization, accrued compensation, and capitalization and impairment of computer software development costs.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued income taxes. The book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Furniture, fixtures and equipment are depreciated over the estimated useful lives of three to five years. Leasehold improvements are amortized over the period of the lease or the useful lives of the improvements, whichever is shorter. All maintenance and repair costs are charged to operations as incurred.

COMPUTER SOFTWARE: Under the provisions of SFAS No 86, "Accounting for the Costs of Computer Software to be Sold, Leases or Otherwise Marketed" ("SFAS 86"), expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the straight-line method over the estimated economic life of the product. SFAS 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down.

The Company capitalized $463,817 and $536,961 for the years ended December 31, 2003 and 2002, respectively, in costs related to its software development. The amortization expense for developed software was $453,928 and $1,076,666 for the years ended December 31, 2003 and 2002, respectively.

INTANGIBLE ASSETS: Intangible assets with definite lives consist of patents, purchased technology, and customer accounts and are being amortized on a straight-line basis over 3-15 years. The Company incurred amortization expense on intangible assets with a definite life of $294,251 and $294,250 for the years ended December 31, 2003 and 2002, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31, is as follows: 2004 - $274,113; 2005 - $116,787; 2006 - $22,990; 2007 - $22,990
and 2008 $22,990.

LONG-LIVED ASSETS: Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144")." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

The Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives using the methodology prescribed in SFAS 144. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company's long-lived assets were considered impaired during the years ended December 31, 2003 and 2002. (see Note 2)

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION: The Company's revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.

The Company's sales arrangements typically include services in addition to software. Service revenues are generated from support and maintenance, processing, training, consulting, and customization services. For sales arrangements that include bundled software and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SOP 97-2. Support and maintenance revenues are recognized on a straight-line basis over the term of the agreement. Revenues from processing, training, consulting, and customization are recognized as provided to customers. If the services are essential to the functionality of the software, revenue from the software component is deferred until the essential service is complete.

STOCK BASED COMPENSATION: The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation" an interpretation of APB 25. Under the intrinsic value method, compensation costs are the amounts attributable to the excess, if any, of the quoted market price of the stock on the date of grant or other measurement date over the amount the employee must pay to acquire the stock. Such amount, if any, is accrued over the related vesting period, as appropriate. Since the Company uses the intrinsic value method, it makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, which is required by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") an amendment of SFAS 123. This statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the summary of significant accounting policies in the financial statements. The Company adopted the disclosure requirements of SFAS 148 effective December 31, 2002. There was no impact on our basic financial statements resulting from its adoption.

INCOME TAXES: The Company accounts for income taxes following the provisions of SFAS No. 109 "Accounting for Income Taxes", which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of deferred tax assets.

BASIC AND DILUTED LOSS PER COMMON SHARE: Net income (loss) per common share is computed in accordance with the provision of SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing reported earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing reported earnings (loss) available to common stockholders by adjusted weighted average shares outstanding for the year assuming the exercise of all potentially dilutive stock options and the conversion of Class B common shares into Class A common shares.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2003, options to purchase 2,338,750 shares of Class A common stock at exercise prices ranging from $.20 to $.50 were outstanding, but were not included in the computation of diluted earnings (loss) per share as the result would be anti-dilutive.

As of December 31, 2003, the Company is obligated to issue 203,689 shares of Class A common stock due to a payment made on the Promissory Note (see Note 2). These shares have not been included in earnings (loss) per share because they were not issued as of December 31, 2003.

The Company has a series of Class B common stock that if converted to Class A common stock would result in a material dilution to Class A common stockholders at December 31, 2003, based on the fair value of Tracking LLC (see Note 2) and the relatively low fair market value of the Company's Class A common stock. The dilutive impact of the common shares has been excluded from the computation of diluted earnings (loss) per share as the result would be anti-dilutive.

CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of statutory insured limits. As of December 31, 2003, such deposits exceeded statutory insured limits by $3,019,382. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers' financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management's estimates. The Company wrote-off in 2003 approximately $30,000 of receivables deemed to be uncollectible against the established allowance for doubtful accounts

COMPREHENSIVE INCOME: Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity and Comprehensive Loss.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $1,699,981 and $1,682,946 for the years ended December 31, 2003 and 2002, respectively.

SHIPPING AND HANDLING FEES AND COSTS: The Company bills customers for shipping and handling. Shipping and handling costs, which are included in cost of products and services in the accompanying consolidated statements of operations, include shipping supplies and third-party shipping costs.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS: In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), an Interpretation of SFAS No. 5, 57 and 107 and a rescission of FIN No. 34. The Interpretation expands the disclosure requirements for most guarantees. FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements". In December 2003, the FASB issued FIN 46R, a revised version of FIN 46 (referred to herein as FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have an effect on the Company's consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MERGER, ACQUISITION AND DISCONTINUED OPERATIONS

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

The Merger with Centillion had been accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company's common stock and control the Company after the Merger.

Centillion's patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the "Centillion Data Systems, LLC" or "Tracking LLC"). The Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to the Tracking LLC, 2,833,334 newly authorized shares of the Company's Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of the Tracking LLC. Under the Merger agreement, until February 12, 2006 shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by 88% of the average market price of Class A common stock. The average market price of Class A common stock at any date will be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company's equity interest in, or the assets of, the Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company's receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of the Tracking LLC by the average market price of Class A common stock. The average market price of a share of Class A common stock is determined by the average of the last reported sales price over the period of the most recent twenty consecutive business days before such date. If Class B common stock were converted into Class A common stock as of December 31, 2003, such conversion would result in a material dilution to holders of Class A common stock.

The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition of Celltech. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated intangibles in connection with the Merger in existence as of December 31, 2003 were estimated to have various estimated lives ranging from 3 to 4 years.

The former Centillion businesses that were not related to the billing business were transferred in 2000 and 2001 prior to the Merger to a limited liability company, CDS Holdings, LLC ("CDS"), along with other additional assets in exchange for a promissory note (the "Promissory Note" or "Note"). The former Centillion stockholders and directors ("Centillion Affiliates") were the owners of CDS. CDS issued the Note to the Company. The fair value of the original Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. To secure the payment of the Note, CDS granted the Company a security interest in substantially all of CDS' assets, which had been transferred to CDS from Centillion prior to the Merger. In connection with the Merger, the Company was obligated to issue shares of Class A common stock to Centillion Affiliates for principal payments on the Note at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Note was not fully paid in five years from the date of the Merger, it was to be appraised, and the Company would be required to issue shares of the Company's Class A common stock for the appraised value to Centillion Affiliates at 88% of the average market value.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition

On December 31, 2003, the Company and CDS entered into an Asset Purchase Agreement ("CDS Agreement"). Pursuant to the CDS Agreement, the Company acquired the net assets (the "Assets") of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution and liquidation of CDS. CDS' membership interest ("Xila Interest") in Xila Communications, LLC ("Xila") constitutes most of the Assets purchased by the Company under the CDS Agreement. CDS transferred the Assets to the Company in exchange for (i) the cancellation of the Note; (ii) the Company's payment or performance, when due, of certain assumed obligations of CDS; and
(iii) the Company's performance, when due, of the post-closing covenants contained in the CDS Agreement.

The Company's post-closing covenants requires the Company (i) to issue the number of shares of Class A common stock to Centillion Affiliates, on or before June 30, 2005, determined by dividing the fair market value of the Assets, excluding the value of the Xila Interest, by an amount equal to 88% of the average market value of a share of Class A common stock as of December 31, 2003; and (ii) to use the Company's commercially reasonable efforts to sell the Xila Interest or all or substantially all of Xila's assets to a third party on or before June 30, 2005 and to issue to Centillion Affiliates the number of shares of Class A common stock determined by dividing the net proceeds received by the Company in such sale by an amount equal to 88% of the average market value of a share of Class A common stock as of the date of such sale. However, if the sale of Xila does not occur on or before June 30, 2005, Centillion Affiliates will not be entitled to receive shares of Class A common stock pursuant to Paragraph
(ii) above. The Centillion Affiliates are entitled to 203,689 shares of Class A common stock under Paragraph (i) above. As of December 31, 2003, such shares were not issued. When the shares are issued, a reclassification will be made between additional paid in capital and Class A common stock par value in the Statement of Stockholders' Equity and Comprehensive Loss.

The aggregate carrying value of the Assets received under the CDS Agreement amounted to approximately $67,000, which consisted of $49,000 in cash and $7,000 in various net assets attributable to CDS and $11,000 attributable to the net assets of Xila. Prior to the repayment of the Note on December 31, 2003, the Company ascribed no net value to the Note in its financial statements as a result of the uncertainty related to the realizability of the Note. In addition, the Company has recorded in additional paid in capital a realized $1,330,905 tax benefit associated with the cancellation of the Note. Any future realization of tax benefits associated with the Note cancellation will also be reflected in additional paid in capital. In accordance with SFAS 141, the financial statements of CDS and the Company, have been combined on an "as if" pooling basis as CDS and the Company are under common control. The financial statements of the Company were required to be and have been restated for 2002 to reflect the combination of the financial position and results of operations of CDS as of the beginning of the earliest period presented, in order to furnish comparative information. Centillion Affiliates beneficially own, in the aggregate, the majority of the Company's outstanding shares of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors and employees of the Company. The Company is actively seeking and the CDS Agreement stipulates that the Company is required to exert commercially reasonable efforts to sell Xila. Therefore, the historical results have been presented as discontinued operations in the consolidated financial statements.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

The Company is actively seeking and the CDS Agreement stipulates that the Company is required to exert commercially reasonable efforts to sell Xila. Therefore, Xila's financial results have been presented as discontinued operations in the consolidated financial statements.

Losses from discontinued operations include the following results for the years ended December 31:

                                                       2003             2002
                                                      --------         --------
Revenue                                               $806,219         $714,176
                                                      ========         ========
Loss from operations                                  $200,494         $427,971
                                                      ========         ========
Other expense (income)                                $(55,695)        $ 59,196
                                                      ========         ========
Total net losses from discontinued operations         $144,799         $487,167
                                                      ========         ========

Substantially all of the revenue from discontinued operations is derived from tenants residing in buildings either owned or being managed by the directors and shareholders of the Company. Xila currently leases space under a month to month contract with an entity in which both the chairman and a major shareholder of the Company have ownership interest. Revenue and costs between the Company and the discontinued operations have been eliminated in the consolidated statements of operations.

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:


  Assets:                                                 2003           2002
                                                        --------      --------
  Current assets                                        $101,600      $215,495
  Non-current assets                                      60,286       232,842
                                                        --------      --------
       Total assets of discontinued operations          $161,886      $448,337
                                                        ========      ========
  Liabilities:
  Current liabilities                                   $137,133      $277,895
  Long-term liabilities                                    6,860        48,023
                                                        --------      --------
       Total liabilities of discontinued operations     $143,993      $325,918
                                                        ========      ========


Included in the current assets from discontinued operations in 2003 and 2002 is cash of $29,534 and $71,118, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                      December 31,
                                                ------------------------
                                                  2003            2002
                                                ---------      ---------
Patents                                         $ 344,850      $ 344,850
Customer base                                     426,813        426,813
Other intangibles                                 493,672        493,672
                                                ---------      ---------
                                                1,265,335      1,265,335
Less accumulated amortization                    (790,314)      (496,063)
                                                ---------      ---------
                                                $ 475,021      $ 769,272
                                                =========      =========


Amortization expense on intangible assets amounted to $294,251 and $294,250 for the years ended December 31, 2003 and 2002, respectively.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, EQUIPMENT AND SOFTWARE

Fixed assets consist of the following:
                                                            December 31,
                                                     ------------------------
                                                       2003            2002
                                                     ---------      ---------
Equipment                                           $1,628,077      $1,953,018
Furniture and fixtures                                 458,105         712,993
Leasehold improvements                                 333,899         333,899
Software                                             1,879,327       2,945,340
                                                    ----------      ----------
                                                     4,299,408       5,945,250
Less accumulated depreciation and amortization      (3,318,781)     (4,511,749)
                                                    ----------      ----------
                                                    $  980,627      $1,433,501
                                                    ==========      ==========

Depreciation and amortization expense on property, equipment, and software amounted to $783,042 and $1,551,303 for the years ended December 31, 2003 and 2002, respectively. Fully depreciated equipment and furniture and fixtures with original cost of $759,100 were written off in 2003 as they were no longer used in the business.

In the fourth quarter of 2003 and 2002, it was determined that revised future sales and operating profit projections attributable to the MagnaFlex(R) product supported a recorded net realizable value which was substantially less than the carrying value. In December 2003 and 2002, the Company recorded an impairment charge of $339,030 and $2,414,684, respectively, related to the write-down of capitalized development costs of its MagnaFlex(R) product. The MagnaFlex(R) product is part of the Billing and Customer Care segments discussed in Note 10 - Segment information. There are no remaining unamortized MagnaFlex(R) software costs as of December 31, 2003.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

A. LEASE COMMITMENTS:

The Company leases its office facilities and certain equipment under non-cancelable long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods, subject to certain escalation clauses, through non-cancelable long-term operating leases are as follows:

         Year ending December 31:

                   2004        $188,851
                   2005         110,438
                   2006           8,617
                   2007             718
                               --------
           Total               $308,624
                               --------

Rent and lease expense was $732,053 and $723,432 for the years ended December 31, 2003 and 2002, respectively. The leases on the Company's office facilities in Indianapolis, Indiana are through a related party and were converted to a month-to-month lease in 2003 (See Note 11).

B. CONTINGENCIES:

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. EMPLOYMENT AGREEMENTS:

The Company entered into employment agreements with executive management.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                        Years ended December 31,
                                                                        ------------------------
                                                                          2003             2002
                                                                        --------          ------
Income tax provision (benefit) expense:
   Current
       Federal                                                          $ (536,913)   $(1,934,429)
       State                                                               (37,097)      (185,410)
   Deferred
       Federal                                                           1,057,070       (769,292)
       State                                                                98,031       (253,306)
       Foreign                                                                   -              -
                                                                        ----------    -----------
Provision (benefit) for income taxes                                    $  581,091    $(3,142,437)
                                                                        ==========    ===========

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company's effective tax rate is as follows:

                                                                        Years ended December 31,
                                                                        ------------------------
                                                                          2003             2002
                                                                        --------          ------
Computed tax benefit at the expected statutory rate                     $ (592,858)   $(2,766,646)
State tax benefit, net                                                    (332,666)      (300,887)
Nondeductible goodwill and intangible assets                                21,505        200,603
Other                                                                     (160,452)      (127,372)
Research and development and other credits                                       -        (25,000)
Write off of promissory note                                            (2,293,147)             -
Benefit of note write off credited to additional paid in capital         1,330,905              -
Change in valuation allowance                                            2,607,804       (123,135)
                                                                       -----------    -----------
                                                                       $   581,091    $(3,142,437)
                                                                       ===========    ===========

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the overall net deferred tax assets (liabilities) are as follows:

                                                                        Years ended December 31,
                                                                        ------------------------
                                                                          2003             2002
                                                                        --------          ------
Assets
  Net operating losses                                                  $  868,340     $1,062,349
  Unused tax benefit due to write-off of promissory note                 1,535,528              -
  Allowance for doubtful accounts                                           33,671         40,849
  Vacation and bonus compensation and other accruals                       305,918        501,238
  Property tax                                                              18,369         16,666
  Tax credit carryforward                                                  212,307        115,000
                                                                        ----------     ----------
Total assets                                                            $2,974,133     $1,736,102

Liabilities
  Depreciation and amortization                                           (40,516)        (5,684)
  Deferred acquisition costs                                             (193,308)      (379,955)
  Other                                                                         -        (23,901)
                                                                        ----------     ----------
Total liabilities                                                       $(233,824)     $(409,540)

Valuation allowance                                                    (2,740,309)      (165,525)
                                                                       -----------    -----------
Deferred tax asset (liabilities)                                       $         -    $ 1,161,037
                                                                       ===========    ===========


At December 31, 2003 the Company has available unused net operating losses of $6,591,988 and tax credit carryforwards of approximately $105,000 that may be applied against future taxable income and that expire 2008 to 2023. At December 31, 2003 the Company has established a valuation allowance against unused net operating losses as utilization of these losses is not assured.

NOTE 7 - CAPITAL STOCK TRANSACTIONS

(A) OPTIONS:

The Company's Amended and Restated Stock Option and Restricted Stock Plan (the "Plan") provides for the issuance of incentive and nonqualified stock options and restricted stock grants to obtain shares of the Company's common stock. Individuals eligible for participation in the Plan include designated officers and other employees (including employees who also serve as directors), non-employee directors, independent contractors and consultants who perform services for the Company. The exercise price of an incentive stock option is generally based upon the fair market value at the time the option is granted. The terms of each Grant under the Plan are determined by the Board of Directors, or a committee of the board administering the Plan, in accordance with the terms of the Plan. The exercise period of an incentive stock option cannot exceed ten years from the date of grant. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options granted under the Plan typically become exercisable over a one to five year period. Generally, the options have various vesting periods, which include immediate and term vesting periods. Incentive stock options typically terminate 90 days after termination of employment.

In 2002, the Company authorized an additional 2,000,000 shares for grant under the Plan. In connection with the shares that can be issued under the Plan, the Company filed a registration statement on From S-8. Such registration statement also covered certain options granted prior to the Merger, which were not granted under the Plan ("Outside Plan Stock Options"). At December 31, 2003, the Company had authorized 4,600,000 shares for grant under the Plan of which 2,071,250 were available for grant as of December 31, 2003. At December 31, 2003, the Company had 2,338,750 options outstanding which included 110,000 Outside Plan Stock Options.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to options is as follows:

                                                                   Exercise               Weighted
                                               Options            Price Range             Average
                                                Shares             Per Share           Exercise Price
                                          ----------------    ------------------      -----------------
Outstanding, December 31, 2001                  290,000             0.20 - 1.09               0.61
Granted                                       1,285,000             0.25 - 0.49               0.38
Exercised                                       (20,000)                   0.20               0.20
Cancelled                                      (110,000)            0.50 - 1.09               1.04
                                          -------------------------------------------------------------
Outstanding, December 31, 2002                1,445,000         $ 0.20 - $ 0.50             $ 0.38
Granted                                       1,033,250                    0.21               0.21
Exercised                                            --                      --                 --
Cancelled                                      (139,500)            0.21 - 0.50               0.28
                                          -------------------------------------------------------------
Outstanding, December 31, 2003                2,338,750         $ 0.20 - $ 0.50             $ 0.31
                                          =============

The following table summarizes options exercisable at December 31, 2003 and
2002:
                                   Exercise
                   Option         Price Range       Weighted Average
                   Shares          Per Share         Exercise Price
                 ------------    --------------    -------------------
2003               433,125       $0.20 - $0.50           $0.38
2002               160,000       $0.20 - $0.50           $0.37

The weighted average remaining contractual life of the outstanding options as of December 31, 2003 is nine-years.

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and the related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in FAS 123, the Company's net loss and loss per share would have been as follows:

                                               December 31        December 31
                                                   2003               2002
                                              -------------      -------------
  Net loss:
      As reported                             $  (2,501,175)     $  (5,390,321)
  Deduct:   Total  stock  based   employee
  compensation  expense  determined  under
  fair value based  method for all awards,
  net of related tax effects                        (70,555)           (46,641)
                                              -------------      -------------
      Pro forma net loss                      $  (2,571,730)     $  (5,436,962)
                                              =============      =============
  Basic and Diluted loss per share:
      As reported                             $       (0.09)     $       (0.20)
                                              =============      =============
      Pro forma                               $       (0.10)     $       (0.20)
                                              =============      =============

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

                                  2002            2003
                              ------------    ------------
Risk-free interest rate          3.71%           3.35%
Dividend yield                   0.00%           0.00%
Volatility factor               66.41%          68.48%
Expected lives                 5 years         5 years

(B) COMMON STOCK:

There was no issuance of Common Stock for the year ended December 31, 2003. For the year ended December 31, 2002, 4,000 shares of Class A Common Stock was issued upon exercise of stock options.

NOTE  8 - MAJOR CUSTOMERS

For the years ended December 31, 2003 and 2002, the Company had sales to a single customer aggregating $5,565,910 (42% of revenues) and $5,803,260 (49% of revenues), respectively. Such customer represents 45% and 49% of software sales, service fee and license fee revenues for the years ended December 31, 2003 and 2002, respectively. The contract with this customer was renewed in December 2001 with an automatic annual renewal provision effective March 2003; however, such agreement does contain a 120-day advance notice termination provision. The loss of this customer could have a substantial negative impact on the Company.

NOTE 9 - RETIREMENT PLAN

The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code that covers certain eligible U.S., full-time employees. The Company matches 50% of participant contributions up to 6% of participant compensation. The Company made contributions of $91,107 in 2003 and $109,439 in 2002. The Company maintains a defined contribution plan for its U.K. employees. The Company made contributions of $52,388 in 2003 and $46,140 in 2002.

NOTE 10 -SEGMENT INFORMATION

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

Billing and Customer Care: BCC designs, develops and provides software for customer care and billing and electronic bill presentment and analysis and services to wireline, wireless and convergent providers of telecommunications services. BCC software and services are used primarily by telecommunications services providers to manage customer relationships, generate bills and manage customer support functions. The primary product used to generate revenues in this segment is SmartBill(R). The Company provided these services primarily through facilities located in Indianapolis, Indiana and Houston, Texas prior to the 2002 consolidation of that facility into the Indiana location. In 2002, there was a small portion of revenues generated from the Valley Forge facility.

Telemanagment: Through its operations in the United Kingdom and Indianapolis and the utilization of the Proteus(TM) products, the Company offers telemanagement software and services for end users to manage their usage of multi-media communications services and equipment.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent Enforcement Activities: Patent Enforcement involves the licensing, protection, enforcement and defense of the Company's intellectual property and rights.

The accounting policies for segment reporting are the same as those described in
Note 1 of the Notes to Consolidated Financial Statements. Summarized financial information concerning the Company's reportable segments is shown in the following table.

Reconciling items for operating income (loss) on the following table represent corporate expenses and depreciation.

The following table presents selected financial results by business segment:


                                 Billing and                                Patent           Reconciling
2003                            Customer Care        Telemanagement       Enforcement          Amounts            Consolidated
------------------------------------------------------------------------------------------------------------------------------
Net revenues                      $8,582,386            $3,796,408           $750,000       $          -           $13,128,794
Gross profit
(Revenues less costs
of products
[excluding
depreciation and
amortization] and
patent license cost)               5,520,826             2,868,138            (44,838)                 -             8,344,126
Depreciation and
Amortization                         693,398               345,302             23,100             15,493             1,077,293

Impairment charges                   339,030                     -                  -                  -               339,030
Other charges                              -                     -                  -                  -                     -
Income (loss) from
operations                           739,108              (188,460)           (67,938)        (2,364,621)           (1,881,911)
Long-lived assets                    949,141               430,894            130,100             23,101             1,533,236


2002
------------------------------------------------------------------------------------------------------------------------------
Net revenues                      $8,145,303            $3,649,279           $      -         $        -           $11,794,582
Gross profit
(Revenues less costs
of products
[excluding
depreciation and
amortization] and
patent license cost)               4,422,023             2,388,872           (909,615)                 -             5,901,280
Depreciation and
Amortization                       1,420,163               402,230             23,112                 48             1,845,553
Impairment charges                 2,414,684                     -                  -                  -             2,414,684
Other charges                              -                     -                  -            783,178               783,178
Loss from operations              (3,451,408)             (548,650)          (932,727)        (3,245,705)           (8,178,490)
Long-lived assets                  1,369,016               760,133            153,090                722             2,282,961


                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected financial results by geographic location based on location of customer:

 2003                           United States          United Kingdom      Consolidated
 ---------------------------------------------------------------------------------------
 Net revenues                     $9,649,363             $3,479,431         $13,128,794
 Gross profit
 (Revenues less costs
 of products
 [excluding
 depreciation and
 amortization] and
 patent license cost)              5,626,769              2,717,357           8,344,126
 Depreciation and
 amortization                        734,583                342,710           1,077,293
 Impairment charges                  339,030                      -             339,030
 Loss from operations             (1,766,816)              (115,095)         (1,881,911)
 Long-lived assets                 1,102,342                430,894           1,533,236

 2002
 ---------------------------------------------------------------------------------------
 Net revenues                     $8,657,383             $3,137,199         $11,794,582
 Gross profit
 (Revenues less costs
 of products
 [excluding
 depreciation and
 amortization] and
 patent license cost)              3,582,042              2,319,238           5,901,280
 Depreciation and
 Amortization                      1,480,385                365,168           1,845,553
 Impairment charges                2,414,684                      -           2,414,684
 Other charges                       783,178                      -             783,178
 Loss from operations             (7,752,005)              (426,485)         (8,178,490)
 Long-lived assets                 1,550,992                731,969           2,282,961


NOTE 11 -RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. The Company incurred $411,303 and $417,557 in lease expense for the years ended December 31, 2003 and 2002, respectively. This lease expired November 2003 and the Company is currently in a month-to-month lease.

The Company incurred legal expenses of $397,433 and $859,289 during 2003 and 2002, respectively, related to a law firm in which the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. In 2002, the company entered into a contingency based agreement with such firm related to certain patent enforcement activities.

The Company incurred $224,000 in fees and $49,766 in expenses associated with Board of Directors activities in 2003 and $233,000 in fees and $32,082 in expenses associated with Board of Directors activities in 2002.

                   CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On January 28, 2002, the Company entered into an employment agreement with Bradley Houlberg, President and Chief Executive Officer. In connection with Mr. Houlberg's employment agreement, he received an advance in the amount of $104,000 to cover qualified relocation costs associated with his required relocation to Indianapolis. The Company estimated actual relocation costs incurred for the years ended December 31, 2003 and 2002 amounted to $19,000 and $85,000, respectively. Mr. Houlberg is required to return to the Company any amounts advanced in excess of actual qualified relocation costs incurred. The Company also agreed to reimburse Mr. Houlberg $5,000 for his legal expenses related to his employment agreement with the Company.

In 2003 and 2002, The Company paid approximately $8,000 and $1,600, respectively, for consulting services to a company owned by a director of the Company.

During 2003, the Company engaged an individual as an advisor to the board. The individual also serves as Chairman to a company on which another of the Companies directors is the managing director. The Company incurred approximately $12,000 in compensation and $4,500 in expenses in 2003.

Xila leases its headquarters from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. Xila incurred approximately $30,000 in lease expense for years ended December 31, 2003 and 2002. The lease is currently a month-to-month lease.

Substantially all of the revenue from discontinued operations is derived from tenants residing in buildings either owned or managed by entities which are either owned directly or indirectly by certain directors of the Company.

NOTE 12 -RESTRUCTURING CHARGES

Restructuring Plan

In connection with the Merger and acquisition of Celltech, the Company announced a restructuring plan (the "Plan") to streamline cost structures and consolidate operations, which related primarily to the former CTI operations in Valley Forge, PA and the former Celltech operations in Houston, TX. In 2001, the Company had recognized a liability of $1,739,409 for restructuring costs associated with the acquired companies in connection with the purchase accounting treatment of the Merger. The restructuring costs were assumed in the purchase business combination and included in the allocation of the acquisition cost. The restructuring liability, which is comprised primarily of noncancellable lease obligations amounted to $495,637 as of December 31, 2002. The reduction in the liability for restructuring costs primarily relate to severance payments of approximately 60 employees terminated in the Plan. The remaining liability for restructuring costs relate to close down costs associated primarily with non-cancelable lease obligations. The Plan was substantially completed by March 2003. During 2002, the Company terminated the Valley Forge lease. In January 2003, the Company terminated the Houston office lease. The restructuring liability as of December 31, 2003 was $0.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter (the Company's fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary its procedures and controls.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The required information is incorporated by reference from the Company's definitive proxy statement in connection with its 2004 Annual Stockholders' Meeting ("2004 Annual Meeting") to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Company's fiscal year ended December 31, 2003.

Item 10.  Executive Compensation

The required information is incorporated by reference from the Company's definitive proxy statement in connection with its 2004 Annual Meeting to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information, other than the equity compensation plan information, is incorporated by reference from the Company's definitive proxy statement in connection with its 2004 Annual Meeting to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2003.

Equity Compensation Plan Information

The following table details information regarding the Company's existing equity compensation plans as of December 31, 2003:


                                                                                            Number of securities
                                                                                           remaining available for
                                       Number of securities to     Weighted-average     future issuance under equity
                                       be issued upon exercise     exercise price of         compensation plans
                                       of outstanding options,   outstanding options,       (excluding securities
           Plan Category                 warrants and rights      warrants and rights     reflected in column (a))
                                                 (a)                      (b)                        (c)
                                      -------------------------- ---------------------- ------------------------------
Equity compensation plans approved
by security holders.................          2,228,750(1)               $0.31                    2,071,250
Equity compensation plans not
approved by security holders(2).....            110,000                  $0.39                            -
                                             ----------                -------                    ---------
                                              2,338,750                  $0.31                    2,071,250
Total...............................         ==========                =======                    =========


(1) Options to purchase 50,000 shares were granted prior to the Merger.

(2) The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements of the Company prior to the Merger ("Outside Plan Stock Options"). Outside Plan Stock Options were granted to both management and non-management employees. Outside Plan Stock Options to purchase in the aggregate 50,000 shares of the Company's common stock were granted to Mr. Burt, Managing Director of the Company's United Kingdom subsidiary CTI Data Solutions Ltd., in 1998 and 1999. The 1998 grant involved an option to purchase 30,000 shares of the Company's common stock at the exercise price of $.34 per share, which expires in 2008. The 1999 grant included an option to purchase 20,000 shares of the Company's common stock at the exercise price of $.375 per share, which expires in 2009. Outside Plan Stock Options to purchase in the aggregate 60,000 shares of the Company's common stock were granted to two non-executive employees of CTI Data Solutions Ltd. in 1998 and 1999. The 1998 grant involved an option to purchase 30,000 shares of the Company's common stock at the exercise price of $.34 per share, which expires in 2008. The 1999 grant included an option to purchase 30,000 shares of the Company's common stock at the exercise price of $.50 per share, which expires in 2009. As of December 31, 2003, all of the foregoing Outside Plan Stock Options were fully vested.

Item 12.  Certain Relationships and Related Transactions

The required information is incorporated by reference from the Company's definitive proxy statement in connection with its 2004 Annual Meeting to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2003.

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

         3.3 Certificate of Amendment of the Certificate of Incorporation dated November 16, 1995

         3.4 Certificate of Amendment of the Certificate of Incorporation dated November 3, 1999.

         3.5 Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3.1(i) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

         3.6 Amended Bylaws, incorporated by reference to Exhibit 3.1(ii) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

         3.7 Amendment to Amended Bylaws dated November 29, 2001.

         4.1 Form of Centillion Data Systems LLC Promissory Note, incorporated by reference to Annex E to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 23, 2001.

         4.2 Amended and Restated CDS Holdings, LLC Promissory Note, dated February 12, 2001, incorporated by reference to Exhibit 4.2 to the Annual Report on form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

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

         10.10 Termination Agreement, dated January 30, 2003, between CTI Group (Holdings) Inc. and CCP-CPN One, Ltd. regarding early termination of Houston office lease, incorporated by reference to Exhibit 10.10 to the Annual Report on form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

         10.11 Termination Agreement, dated October 30, 2002, between CTI Group (Holdings) Inc. and WHVPW Real Estate Limited Partnership regarding early termination of Valley Forge office lease, incorporated by reference to Exhibit
10.11 to the Annual Report on form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

         10.12 Option Grant to A. Burt, dated February 27, 1998*, Option Grant to A. Burt, dated May 25, 1999*, Option Grant to T. Indrakumar, dated February 27, 1998 and Option Grant to A. Khan, dated October 1, 1999, incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 2002.

         10.13 Asset Purchase Agreement, dated as of December 31, 2003, by and between CTI Group (Holdings) Inc. and CDS Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the Securities and Exchange Commission on January 15, 2004.

         14.1 Code of Ethics

         21.1 List of subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2003.

         23.1 Consent of PricewaterhouseCoopers LLP.

         31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

         31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

         32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C.
Section 1350.

         32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C.
Section 1350.

      * Management contract or compensatory plan or agreement.

     (b) Reports on Form 8-K.

Form 8-K filed October 28, 2003 Item 5. "Other Events and Regulation FD Disclosure" announcing the Company's 2003 Annual Meeting of Stockholders.

Form 8-K, Items 7 and 12 filed on November 14, 2003 regarding the results of operations for fiscal quarter ended September 30, 2003.

Form 8-K/A, Items 7 and 12 filed on November 17, 2003 regarding the correction of a typographical error in the form 8-K filed on November 14, 2003 regarding the results of operations for fiscal quarter ended September 30, 2003.

Form 8-K, Item 9 "Regulation FD Disclosure" filed on December 11, 2003 regarding an incorrect statement about the Company's future revenues in a Billing World & OSS Today article about the Company.

Item 14.  Principal Accountant Fees and Services

The required information is incorporated by reference from the Company's definitive proxy statement in connection with its 2004 Annual Meeting to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CTI Group (Holdings) Inc.

By:       /s/ Bradley Houlberg
Name:    Bradley Houlberg
Title:   President and Chief Executive Officer
Date:    March 30, 2004


         In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 March 30, 2004                                               /s/ Bradley Houlberg
----------------                                              ------------------------------------
      Date                                                    Bradley Houlberg
                                                              President and Chief Executive Officer
                                                              (Principal Executive Officer)

 March 30, 2004                                               /s/ Manfred Hanuschek
----------------                                              ------------------------------------
      Date                                                    Manfred Hanuschek
                                                              Chief Financial Officer
                                                              (Principal Financial Officer and
                                                              Principal Accounting Officer)

 March 30, 2004                                               /s/ Harold Garrison
----------------                                              ------------------------------------
      Date                                                    Harold Garrison,
                                                              Chairman, Board of Directors

 March 30, 2004                                               /s/ Michael Leeds
----------------                                              ------------------------------------
      Date                                                    Michael Leeds
                                                              Vice Chairman, Board of Directors

 March 30, 2004                                               /s/ Rupert D. Armitage
----------------                                              ------------------------------------
      Date                                                    Rupert D. Armitage
                                                              Member, Board of Directors

 March 30, 2004                                               /s/ John Birbeck
----------------                                              ------------------------------------
      Date                                                    John Birbeck
                                                              Member, Board of Directors

 March 30, 2004                                               /s/ Thomas Grein
----------------                                              ------------------------------------
      Date                                                    Thomas Grein
                                                              Member, Board of Directors

 March 30, 2004                                               /s/ Salah Osseiran
----------------                                              ------------------------------------
      Date                                                    Salah Osseiran
                                                              Member, Board of Directors