Form 10KSB/A
period 2003-12-31
CTI GROUP HOLDINGS INC
filed 2004-04-29
CIK 355627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
       (Mark One)              (Amendment No. 1)

|X| TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2003.


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ______________

       Commission file number 0-10560.

                            CTI Group (Holdings) Inc.
                            -------------------------
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

                 Class A Common Stock, Par Value $.01 Per Share
                 -----------------------------------------------
                                (Title of class)

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer based on the closing price of Class A common stock on April 23, 2004 was $3,170,255.

As of April 23, 2004, the number of shares of Class A common stock outstanding was 26,752,895 and the number of shares of Class B common stock outstanding was 2,833,334. As of April 23, 2004, treasury stock consisted of 140,250 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference herein.

Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                                EXPLANATORY NOTE

         The purpose of this Amendment is to provide information required by Items 9, 10, 11, 12 and 14 of Part III of this report on Form 10-KSB/A, which CTI Group (Holdings) Inc., referred to as the "Company", "CTIG", "we", "us" or "our" in this document, intended to incorporate by reference from the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

         On February 12, 2001, we consummated a merger (the "Merger") with Centillion Data Systems, Inc. ("Centillion"). Pursuant to the terms of the Merger, our Certificate of Incorporation, was amended to, divide our board of directors into three classes: Class I, Class II, and Class III, having staggered terms of office. Directors of each class of our board of directors serve for a term of three years and until their successors have been elected and qualified, except in the event of their earlier resignation or removal. Our amended Certificate of Incorporation provides that starting from July 1, 2003 holders of Class A and Class B Common Stock, voting as one class, have the right to elect Class I, II, and III directors.

         As of March 7, 2003, Steve Bartkiw, our former Class I director, resigned from our board of directors.

         The following table sets forth information about our directors:

                NAME                  POSITION HELD IN CTIG          CLASS           DIRECTOR SINCE      TERM EXPIRES
             ---------               -----------------------        --------       -----------------   -----------------
Harold Garrison                              Chairman                   I                  2001                2004
Salah N. Osseiran                            Director                   I                  2002                2004
Michael Leeds                              Vice-Chairman               II                  2001                2005
Thomas Grein                                 Director                  II                  2001                2005
Rupert Armitage                              Director                 III                  1995                2006
John Birbeck                                 Director                 III                  2001                2006

         There is no family relationship between any of our directors and executive officers.

         The following table sets forth information regarding the business experience of our current members of the board of directors during the past five years:

           NAME AND AGE (1)                             BUSINESS EXPERIENCE DURING PAST FIVE YEARS
           -------------                                ------------------------------------------
Harold D. Garrison (55)                 Mr. Garrison became our director and chairman on February 12, 2001 in
Chairman of the Board of Directors      connection with the Merger.  Mr. Garrison served as chairman of Centillion from 1988 until the Merger in 2001.  He has also been serving as the chairman and chief executive officer of Mansur Group since 1982 and served as chairman of Xila Communications, Inc. from 1983 to 1999.  Mr. Garrison has served as chairman of Xila Communications, LLC since 1999 which is currently a wholly owned subsidiary of CTIG.  See the description of the
                                        CDS Agreement located in Item 12 of this Form 10-KSB/A.  Mr. Garrison is the Managing Member of Sunset, LLC.

Michael H. Leeds (57)                   Mr. Leeds became our director and vice-chairman on February 12, 2001 in
Director and Vice Chairman              connection with the Merger.  Mr. Leeds served as a member of the executive committee of the board of directors of Centillion from 1987 until the Merger in
                                        2001. Since 1997, he has been the managing partner of the Boca Raton,
                                        Florida office of the law firm of Blank Rome LLP, which is our legal advisor.

Rupert D. Armitage (56)                 Mr. Armitage, a citizen of the United Kingdom, has been our director since
Director                                November, 1995.  He is a founding member, chairman and managing director of two software-related companies in the United Kingdom: Ambit Research
                                        Ltd. formed in 1987, Information from Data Ltd. formed in 1993.

John Birbeck (48)                       Mr. Birbeck, a citizen of the United Kingdom, has served as our director
Director                                since June, 2001.  In 1997, Mr. Birbeck founded Network Alchemy Ltd. From
                                        1997 until 2001, Mr. Birbeck served as a director of Network Alchemy Ltd.
                                        From 2000 until 2001, Mr. Birbeck served as a director of Avaya
                                        Communications.  Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr.
                                        Birbeck also was a founder of Seer Ltd. in 2000 and serves as its director.

           NAME AND AGE (1)                             BUSINESS EXPERIENCE DURING PAST FIVE YEARS
           -------------                                ------------------------------------------
Thomas W. Grein (52)                    Mr. Grein became our director on February 12, 2001 in connection with the
Director                                Merger.  Mr. Grein served as a director of Centillion from October, 1999 until the Merger in 2001.  Mr. Grein has been vice president and treasurer of Eli Lilly and Company since January, 2000.  He served as executive director of investor relations and assistant treasurer from 1994 to 1998 and executive director of finance from 1998 to 2000 in Eli Lilly and
                                        Company.  Mr. Grein is also a member of the board of directors of the
                                        Walther Cancer Foundation.


Salah N. Osseiran (48)                  Mr. Osseiran, a Lebanese citizen, has been a director of Centillion since
Director                                1987. Mr. Osseiran became our director on February 12, 2001, in connection with the Merger, and served until his resignation on September 6, 2001.
                                        As of September 4, 2002, Mr. Osseiran was elected as our Class I director by the majority of our Class I and Class II directors remaining in office, voting as a group, in accordance with our amended Certificate of
                                        Incorporation.  Mr. Osseiran has been the president and chief executive officer of Business Projects Company ("BPC"), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in
                                        Lebanon and interests in the other business activities in the Middle East.
                                        Mr. Osseiran has also been, since 1995, the managing director of the holding companies: Salsel Corporation Limited, Hawazen (BVI) Corp. and
                                        Fairford Holdings Limited.

--------------
(1) As of April 29, 2004.

EXECUTIVE OFFICERS

         The following table sets forth information about our executive officers:

                                                                              BUSINESS EXPERIENCE DURING
               NAME AND POSITION                  AGE (1)                           PAST FIVE YEARS
              ------------------                 --------                     ---------------------------
Bradley Houlberg                                     44      Mr. Houlberg has been our President and Chief Executive
President and Chief Executive Officer                        Officer since January, 2002.  Mr. Houlberg was Executive
                                                             Vice President for Alltel Information Services from 1997 to
                                                             2001. Mr. Houlberg was with Convergys from 1989 to 1997
                                                             with his last position as Managing Director.

Manfred Hanuschek                                    43      Mr. Hanuschek has been our Chief Financial Officer since
Chief Financial Officer and Secretary                        June, 2000, and our Secretary since February, 2002.  Mr.
                                                             Hanuschek was Chief Financial Officer with ICC Technologies,
                                                             Inc. from 1994 to 1998.  From April, 1999 to July, 1999, Mr.
                                                             Hanuschek was employed by us.  Mr. Hanuschek was Senior Vice
                                                             President and Chief Financial Officer of IGI, Inc. from
                                                             July, 1999 to June, 2000.

---------------
(1) As of April 29, 2004.

AUDIT COMMITTEE FINANCIAL EXPERT

         Our board of directors has determined that at least one member of the Audit Committee of the board of directors, Mr. Grein, is an audit committee financial expert. Mr. Grein is independent as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

CODE OF ETHICS

         Our board of directors adopted the Corporate Code of Ethics that applies to our directors, officers and employees, including our Chief Executive Officer (i.e., the principal executive officer), Chief Financial Officer (i.e., the principal financial officer), Principal Accounting Officer, Controller and any other person performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14.1 to our Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of our Class A Common Stock (collectively, "Insiders") to file reports of ownership and changes in their ownership of our Class A Common Stock with the Securities and Exchange Commission (the "SEC"). The SEC regulations require Insiders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that the Insiders complied with all applicable
Section 16(a) filing requirements for fiscal year 2003.


ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth information regarding compensation awarded to, earned by or paid to our chief executive officer and other executive officer whose total annual salary and bonus for the fiscal year ended December 31, 2003 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                      -------------
                                                     ANNUAL COMPENSATION                 AWARDS
                               ------------------------------------------------------ -------------
                                                                        OTHER ANNUAL    SECURITIES      ALL OTHER
        NAME AND                                                        COMPENSATION    UNDERLYING     COMPENSATION
     PRINCIPAL POSITION         YEAR         SALARY        BONUS (2)        (3)          OPTIONS           (4)
------------------------      -------     ----------     -----------    ------------    -----------    -------------
Bradley Houlberg               2003        $ 275,000     $ 137,500          $  21,959    280,000           $  3,056
President and Chief            2002        $ 253,557     $  61,875          $ 128,914    560,000           $    967
Executive Officer (1)

Manfred Hanuschek,             2003        $ 175,000     $  70,000          $  21,719     25,000           $  6,000
Chief Financial Officer and    2002        $ 175,000     $  35,625          $  52,474     75,000           $  5,500
Secretary                      2001        $ 175,000     $  68,750          $  13,928         --           $  4,000




-----------------

(1) Mr. Houlberg was employed as our President and Chief Executive Officer as of January 28, 2002.

(2) For fiscal year 2003, represents year 2003 performance bonus paid in March 2004. For fiscal year 2002, represents year 2002 performance bonus paid in June 2003. For fiscal year 2001, represents year 2001 performance bonus paid in May 2002.

(3) Includes relocation expense, annual automobile allowance and club membership dues reimbursed or paid by us . In fiscal year 2003, we paid the following amounts as automobile allowance, reimbursed club dues and insurance premiums to Messrs. Houlberg and Hanuschek: Mr. Houlberg - $6,000, $4,633 and 11,326, respectively; and Mr. Hanuschek - $6,000, $4,633 and $11,086, respectively. In fiscal year 2002, we paid the following amounts as automobile allowance, reimbursed club dues and insurance premiums to Messrs. Houlberg and Hanuschek: Mr. Houlberg $5,500, $3,861 and 10,553, respectively; and Mr. Hanuschek $6,000, $3,003 and $8,969, respectively. Included in Mr. Houlberg's other annual compensation for fiscal 2002, is $104,000 advance for expenses due to his required relocation to Indianapolis. Also included in Mr. Houlberg's other annual compensation for fiscal 2002 is a payment of $5,000 to cover legal costs related to his employment agreement with us. Mr. Hanuschek's other annual compensation for fiscal 2002 includes $34,501 of relocation expense reimbursement and relocation expenses paid directly by us in connection with Mr. Hanuschek's required relocation to Indianapolis. In fiscal year 2001, we paid the following as automobile allowance and insurance premiums to Mr. Hanuschek. - $6,000 and $7,928, respectfully.

(4) Represents employer's matching contribution under the 401(k) Plan for Messrs. Houlberg and Hanuschek.

         The following table sets forth certain information regarding stock option grants made by us under the Plan, as defined below, to each of the executive officers named in the Summary Compensation Table above:

                        OPTION GRANTS IN FISCAL YEAR 2003
                        ---------------------------------

                                       NUMBER OF
                                       SECURITIES      % OF TOTAL
                                      UNDERLYING     OPTIONS GRANTED
                                        OPTIONS        TO EMPLOYEES     EXERCISE     EXPIRATION
            NAME                      GRANTED (1)     IN FISCAL YEAR      PRICE         DATE
            ----                      -----------    ----------------   --------     ----------
Bradley Houlberg                         280,000          27%             $0.21        11/05/2013
President and Chief Executive
Officer

Manfred Hanuschek                         25,000           2%             $0.21        11/05/2013
Chief Financial Officer and
Secretary


(1) The options become exercisable in four equal annual installments beginning on the first anniversary of November 5, 2003, the grant date.

         The following table sets forth certain information regarding stock option values on December 31, 2003 and stock options exercised during fiscal year 2003 by each of the executive officers named in the Summary Compensation Table above:

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2003
                       AND FISCAL YEAR-END OPTION VALUES
                 ------------------------------------------------

                                                                            NUMBER OF                     VALUE OF
                                                                           SECURITIES                    UNEXERCISED
                                                                           UNDERLYING                   IN-THE-MONEY
                                                                          UNEXERCISED                   OPTIONS AT
                                                                          OPTIONS AT                       FY-END
                                                                            FY-END                     EXERCISABLE/
                                        SHARES ACQUIRED     VALUE         EXERCISABLE/                  UNEXERCISABLE
               NAME                       ON EXERCISE      REALIZED       UNEXERCISABLE                      (1)
--------------------------------------  ---------------   ----------   -----------------             -----------------
Bradley Houlberg                              --             --        140,000/700,000                     $0/$47,600
President and Chief Executive Officer

Manfred Hanuschek                             --             --          18,750/81,250                    $813/$6,688
Chief Financial Officer and Secretary



(1) Calculation based upon the closing market price of $0.38 per share of Class A Common Stock on December 31, 2003. On April 23, 2004, the closing market price of a share of Class A Common Stock was $0.38.

EMPLOYMENT AGREEMENTS

         Bradley Houlberg

         We entered into an employment agreement with Bradley Houlberg as of January 28, 2002. Pursuant to the agreement, Mr. Houlberg agreed to serve as our President and Chief Executive Officer for an initial period of three years, unless sooner terminated in accordance with the agreement, at the end of which the agreement will automatically renew for successive periods of one year. Mr. Houlberg's annual salary should be not less than $275,000. Our board of directors reviews Mr. Houlberg's salary at least annually to determine if an increase is appropriate, which increase is in the sole discretion of the board. For each calendar year of Mr. Houlberg's employment during which he meets the objectives pursuant to our annual incentive plan, we will pay Mr. Houlberg a bonus of between 22.5% ("Threshold Bonus") and 90% of his salary. Such bonus is in lieu of any cash bonuses provided by us to our employees and senior executives. A bonus of 45% of Mr. Houlberg's salary constitutes a "Target Bonus." Under the agreement, Mr. Houlberg is entitled to (i) reimbursement of specified expenses related, among other matters, to the move of his family to Indianapolis, Indiana and transportation as well as (ii) all normal and usual benefits provided by us to our senior executives.

         We are obligated to grant to Mr. Houlberg no later than the earlier of
(i) 30 days after the commencement of his employment or (ii) on the adoption by the board of the incentive plan, a stock option to purchase shares of our Class A Common Stock equal to 2% of our outstanding Class A Common Stock on a fully-diluted basis on the date of grant (the "Original Grant Date") pursuant to our Stock Option and Restricted Stock Plan (the "Plan"). See "Amended and Restated Stock Option and Restricted Stock Plan" below for the description of the terms of the Plan. At the end of each year commencing after December 31, 2002 and ending on December 31, 2004 that Mr. Houlberg continues to be employed as our Chief Executive Officer and President, we are obligated to grant to Mr. Houlberg an additional stock option to purchase shares of our Class A Common Stock equal to 1% of our outstanding Class A Common Stock on a fully-diluted basis on the Original Grant Date pursuant to the Plan. Each option expires on the tenth anniversary of its date of grant and vests annually over 4 years (1/4 per year on yearly anniversaries) from its date of grant. The exercise price per share for each option is the fair market value of our Class A Common Stock on the date of grant. Each option is otherwise subject to all of the terms and conditions set forth in the Plan.

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

         Manfred Hanuschek

         We entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. The following is the description of the terms and conditions of the amended agreement. Pursuant to the agreement, Mr. Hanuschek agreed to serve as our Chief Financial Officer for an initial period of three years, commencing on January 18, 2002, unless sooner terminated in accordance with the agreement, at the end of which the agreement will automatically renew for successive periods of one year. Mr. Hanuschek's annual base salary should be not less than $175,000. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by our president or board, in his or its sole discretion. Under the agreement, Mr. Hanuschek is entitled to reimbursement of specified expenses and to participation in any savings, 401(k), pension, group medical and other similar plans, which we may adopt. Under the agreement, Mr. Hanuschek is entitled to reimbursement of relocation expenses related to his required relocation to Indianapolis, Indiana.

         The agreement can be terminated upon a six months notice of termination sent by either party to the agreement prior to the end of the initial three-year term or successive one-year terms, in such event, the agreement will terminate at the end of the respective initial three year term or successive one year term. Mr. Hanuschek will be entitled to a severance payment equal to half of his then current annual salary, and Mr. Hanuschek will be entitled to continued group medical and dental benefits, and automobile allowance for a six month period following termination of employment.

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






AMENDED AND RESTATED STOCK OPTION AND RESTRICTED STOCK PLAN

         Our stockholders approved the Amended and Restated Stock Option and Restricted Stock Plan (the "Plan") at our 2002 Annual Meeting of Stockholders held on May 30, 2002. The purpose of the Plan is to promote our interests by providing incentives to (i) our designated officers and other employees or those of our subsidiaries, (ii) members of our board of directors and (iii) independent contractors and consultants who perform services for us and thus to enable us to attract and retain the foregoing eligible participants in the Plan (individually, the "Participant" and, collectively, the "Participants") and to encourage them to acquire or increase the proprietary interest in us.

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

         If any change is made to our Common Stock as a result of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination of shares, or exchange of shares, or any other change in capital structure without receipt of consideration and this change does not result in the termination of all outstanding grants, the Committee will preserve the value of outstanding grants, by adjusting the maximum number and class of shares issuable under the Plan and the number and class of shares, or the exercise price of each outstanding option.

         The exercise price of an incentive stock options granted have been at the fair market value of a share of our Common Stock on the date of the grant. If the Participant owns common stock representing more than 10% of the total combined voting power of all classes of our stock or the stock of our subsidiaries, the exercise price per share in the case of an incentive stock option will not be less than 110% of the fair market value of a share of our Common Stock on the date of the grant and the option of such Participant will not be exercisable after the expiration of five years from the date of the grant. The exercise price of a stock option is payable in full at the time of exercise in cash or, with the consent of the Committee, shares of our Common Stock already owned by the Participant and having a fair market value on the date of exercise equal to the exercise price, or a combination of cash and shares.

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

         (iii) $1,500 plus reasonable expenses for attendance at special and audit committee meetings or any other committee of the board of directors, except for the executive commitee; and

         (iv) $2,500 plus reasonable expenses for attendance at executive committee meetings.

         In addition, the chairman of the board receives $5,000 per month plus reasonable expenses and the vice-chairman receives $4,000 per month plus reasonable expenses.

         During the fiscal year ended December 31, 2003, Messrs. Garrison, Leeds, Armitage, Bartkiw, Birbeck, Grein and Osseiran earned non-employee 2003 director fees for their services on the board of directors of $78,000, $61,000, $24,000, $4,000, $25,000, $11,000 and $10,500, respectively, plus expenses.
Total cash reimbursed out of pocket director expenses amounted to approximately $50,000 in 2003.

         During the fiscal year ended December 31, 2002, Messrs. Garrison, Leeds, Armitage, Bartkiw, Birbeck, Grein, Osseiran and Johns earned non-employee 2002 director fees for their services on the board of directors of $79,500, $70,000, $23,500, $18,500, $21,000, $9,500, $3,000 and $4,500, respectively, plus expenses. Total cash reimbursed out of pocket director expenses amounted to approximately $96,000 in 2002.

         In 2001, the board of directors engaged a compensation consulting firm to develop, among other items, compensation guidelines and recommendations for granting of options to our directors and officers. Such recommendations identified a structure whereby options were to be granted at the fair market value on the date of grant and vest ratably over four years. The compensation consulting firm recommended; (i) first year grants for directors to be for the purchase of 12,500 shares and second and third year grants to be for the purchase of 6,250 shares of our Class A Common Stock; and (ii) additional first year grants for Executive Committee members to be for the purchase of 62,500 shares and second and third year grants to be for the purchase of 31,250 shares of our Class A Common Stock. Executive Committee members consist of Messr. Garrison, Leeds and Armitage.

         In 2003, Messrs. Garrison, Leeds, Armitage, Birbeck, Grein and Osseiran were granted options under the Plan to purchase 37,500, 37,500, 37,500, 6,250, 6,250 and 6,250 shares of our Class A Common Stock, respectively, at the exercise price of $0.21 per share. The options become exercisable in four equal installments beginning on November 5, 2004.

         In 2002, Messrs. Garrison, Leeds, Armitage, Bartkiw, Birbeck, Grein and Osseiran were granted options under the Plan to purchase 112,500, 112,500, 112,500, 112,500, 18,750, 18,750 and 12,500 shares of our Class A Common Stock, respectively, at the exercise price of $0.25 per share . The options become exercisable in four equal annual installments beginning on September 4, 2003. Mr. Bartkiw's options expired upon his resignation from our board of directors as of March 7, 2003.

         As of June 11, 2002, Mr. Johns resigned from our board of directors. In 2002, Mr. Johns received accumulated payroll compensation through January 31, 2002 of $28,469, as well as automobile and living allowance of $2,225. Mr. Johns also received in 2002 a $500,000 severance payment and was paid $20,269 for claimed unused vacation. Mr. Johns also received $8,502 of relocation expenses and reimbursement of expenses for the early termination of the lease and $100,000 on account of board and other fees that Mr. Johns would have earned after June 11, 2002, the date of his resignation as a member of our board of directors, if he had continued to serve for the balance of his term as our director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information as of April 23, 2004 with respect to the beneficial ownership of our Class A and Class B Common Stock by:
(i) each person who is known to us to be the beneficial owner of more than five percent of our outstanding Class A or Class B Common Stock, (ii) each of our directors, (iii) our chief executive officer and each other executive officer whose total annual salary and bonus for the fiscal year 2003 exceeded $100,000; and (iv) all of our directors and executive officers as a group. As of April 23, 2004, 26,752,895 shares of our Class A Common Stock and 2,833,334 shares of our Class B Common Stock were outstanding. Included in Class A Common Stock outstanding are 203,689 shares we are obligated to issue in connection with the CDS Agreement described in Item 12. These shares are considered outstanding in the beneficial ownership table although they have not been issued. As of April 23, 2004, treasury stock consisted of 140,250 shares of our Class A Common Stock.

         The securities "beneficially owned" by an individual, as shown in the table below, are determined in accordance with the definition of "beneficial ownership" set forth in the SEC regulations. Accordingly, beneficially-owned securities may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or convertible debentures within 60 days after April 23, 2004. Shares subject to stock options, warrants or convertible debentures, which an individual has the right to acquire within 60 days after April 23, 2004, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. Beneficial ownership may be disclaimed as to some of the securities.




                                               AMOUNT AND NATURE                  AMOUNT AND NATURE
                                                 OF BENEFICIAL                      OF BENEFICIAL
                                              OWNERSHIP OF CLASS     PERCENT      OWNERSHIP OF CLASS     PERCENT
   NAME AND ADDRESS OF BENEFICIAL OWNER**       A COMMON STOCK       OF CLASS       B COMMON STOCK       OF CLASS
   --------------------------------------       --------------       --------       --------------       --------

Harold D. Garrison, Chairman                     1,558,554 (1)         5.8%           177,178 (2)          6.3%

Michael H. Leeds, Vice-Chairman                     28,125 (3)            *                --              --
Rupert D. Armitage, Director                       524,344 (4)         2.0%                --              --

John Birbeck, Director                              34,688 (5)            *                --              --
Thomas W. Grein, Director                            4,688 (6)            *                --              --
Salah N. Osseiran, Director                     15,948,603 (7)        59.6%         2,371,244 (8)         83.7%

Bradley Houlberg, President and Chief              280,000 (9)         1.0%                --              --
Executive Officer
Manfred Hanuschek, Chief Financial Officer          31,250 (10)           *                --              --
and Secretary
All directors and executive officers as a       18,410,252 (11)       67.7%         2,548,422             90.0%
group (8 Persons)

----------------------

*    Less than 1%.

** The business address of our directors and executive officers is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.

     (1) Includes 502,980 shares of our Class A Common Stock held by Mr. Garrison directly, 591,927 of our Class A Common Stock owned by Sunset, LLC, of which Mr. Garrison is the Managing Member and 422,785 shares of our Class A Common Stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member and an exercisable option to purchase 28,125 shares of our Class A Common Stock. Pursuant to the CDS Agreement described in Item 12, beneficial ownership includes 12,737 shares of our Class A Common Stock either owned directly or indirectly.

     (2) Includes 14,732 shares of our Class B Common Stock held by Mr. Garrison directly, 94,762 shares of our Class B Common Stock owned by Sunset, LLC, of which Mr. Garrison is the managing member and 67,684 shares of our Class B Common Stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member.

     (3) Represents an exercisable option to purchase 28,125 shares of our Class A Common Stock.

     (4) Includes 281,219 shares of our Class A Common Stock held by Mr. Armitage directly. Includes exercisable options to purchase 58,125 shares of our Class A Common Stock, 85,000 shares owned by Mr. Armitage's spouse, and 100,000 shares owned by Ambit Research, of which Mr. Armitage is the managing director.

     (5) Includes 30,000 shares of our Class A Common Stock held by Mr. Birbeck directly and an exercisable option to purchase 4,688 shares of our Class A Common Stock.

     (6) Represents an exercisable option to purchase 4,688 shares of our Class A Common Stock.

     (7) Includes 45,000 shares of our Class A Common Stock owned by Salsel Corporation Limited, 13,204,366 shares of our Class A Common Stock owned by Hawazen (BVI) Corp. and 2,525,643 shares of our Class A Common Stock owned by Fairford Holdings Limited. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran is the managing director of Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Also includes an exercisable option to purchase 3,125 shares of our Class A Common Stock. Pursuant to the CDS Agreement described in Item 12, beneficial ownership includes 170,469 shares of our Class A Common Stock either owned directly or indirectly.

     (8)  Includes 2,113,902 shares of our Class B Common Stock owned by Hawazen
          (BVI) Corp. and 257,342 shares of our Class B Common Stock owned by Fairford Holdings Limited. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran is the managing director of Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran was elected as our director as of September 4, 2002.

     (9) Represents exercisable options to purchase 280,000 shares of our Class A Common Stock.

     (10) Represents exercisable options to purchase 31,250 shares of our Class A Common Stock.

     (11) Excludes 578,709 shares of Class A Common Stock owned by Steve Bartkiw, our former director, who resigned as of March 7, 2003.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We are currently leasing 20,003 square feet of office space at 333 North Alabama Street, Indianapolis, Indiana. The landlord is an affiliate of Harold Garrison, our chairman, and Salah Osseiran, our director and a beneficial owner of 59.6% of our Class A Common Stock and 83.7% of our Class B Common Stock. We incurred $411,303 and $417,557 in rent expense for the fiscal years ended December 31, 2003 and 2002, respectively. This lease expired November 2003 and we are in a month-to-month lease. We are currently in lease negotiations.

          We incurred legal expenses of $397,433 and $859,289 for the fiscal years ended December 31, 2003 and 2002, respectively, to a law firm of which Mr. Leeds, our vice-chairman, is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. In 2002, we entered into a contingency based agreement with such firm related to certain patent enforcement activities.

         The Board engaged in 2003, Mr. Dahl as an advisor to the board. Mr. Dahl also serves as a Chairman of a subsidiary of Fairford Holdings Limited. Mr. Osseiran, our director, is the managing director of Fairford Holdings Limited. Mr. Dahl earned fees of $10,500 and expenses of approximately $4,500 for the fiscal year ended December 31, 2003.

         On January 28, 2002, we entered into an employment agreement with Bradley Houlberg, President and Chief Executive Officer. In connection with Mr. Houlberg's employment agreement, he received an advance in the amount of $104,000 to cover qualified relocation costs associated with his required relocation to Indianapolis. We estimated actual relocation costs incurred for the years ending December 31, 2003 and 2002 amounted to $19,000 and $85,000, respectfully. We also agreed to reimburse Mr. Houlberg $5,000 for his legal expenses related to his employment agreement with us.

         On February 21, 2001, Centillion consummated the Merger with us. Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of our Class A Common Stock and 2,833,334 shares of our Class B Common Stock. Messrs. Garrison and Osseiran, our directors, hold directly or indirectly, 2,548,422 shares of our Class B Common Stock.

         Centillion's patents, it rights to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by us ("Tracking LLC"). We and the holders of Class B Common Stock have certain rights to convert Class B Common Stock into Class A Common Stock based on the value of the Tracking LLC. The conversion of Class B Common Stock to Class A Common Stock would result in a materially significant dilution to Class A Common Stock, based on the fair value of the Tracking LLC and the relatively low fair market value of our Class A Common Stock.

         The former Centillion businesses that were not related to the billing business were transferred in 2000 and 2001 prior to the Merger to a limited liability company, CDS Holdings, LLC ("CDS"), along with other additional assets in exchange for a promissory note (the "Promissory Note" or "Note"). The former Centillion stockholders and directors which include Messrs. Garrison and Osseiran, ("Centillion Affiliates") own or are affiliated with CDS. CDS issued the Note to us. The fair value of the original Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. To secure the payment of the Note, CDS granted us a security interest in substantially all of CDS' assets, which had been transferred to CDS from Centillion prior to the Merger. In connection with the Merger, we were obligated to issue shares of Class A Common Stock to Centillion Affiliates for principal payments on the Note at a per share value of 88% of the average market value of Class A Common Stock at the time of issuance. If the Note was not fully paid in five years from the date of the Merger, it was to be appraised, and we would be required to issue shares of Class A Common Stock for the appraised value to Centillion Affiliates at 88% of the average market value.

         On December 31, 2003, we and CDS entered into an Asset Purchase Agreement ("CDS Agreement"). Pursuant to the CDS Agreement, we acquired the net assets (the "Assets") of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution, winding-up and liquidation of CDS. CDS' membership interest ("Xila Interest") in Xila Communications, LLC ("Xila") constitutes most of the Assets purchased by us under the CDS Agreement. CDS transferred the Assets to us in exchange for (i) the cancellation of the Note; (ii) our payment or performance, when due, of certain assumed obligations of CDS; and (iii) our performance, when due, of the post-closing covenants contained in the CDS Agreement.

         Our post-closing covenants require us (i) to issue the number of shares of Class A Common Stock to Centillion Affiliates, on or before June 30, 2005, determined by dividing the fair market value of the Assets, excluding the value of the Xila Interest, by an amount equal to 88% of the average market price of a share of Class A Common Stock as of December 31, 2003; and (ii) to use our commercially reasonable efforts to sell the Xila Interest or all or substantially all of Xila's assets to a third party on or before June 30, 2005 and to issue to Centillion Affiliates the number of shares of Class A Common Stock determined by dividing the net proceeds received by us in such sale by an amount equal to 88% of the average market price of a share of Class A Common Stock as of the date of such sale. However, if the sale of Xila does not occur on or before June 30, 2005, Centillion Affiliates will not be entitled to receive shares of Class A Common Stock pursuant to Paragraph (ii) above. Centillion Affiliates are entitled to 203,689 shares of Class A Common Stock under Paragraph (i) above.

         The aggregate carrying value of the Assets received under the CDS Agreement amounted to approximately $67,000, which consisted of $49,000 in cash and $7,000 in various net assets attributable to CDS and $11,000 attributable to the net assets of Xila.

         We incurred $78 and $32,817 in charges from CDS related to certain patent enforcement activities for the fiscal years ended December 31, 2003 and 2002, respectively. These amounts were eliminated in the financial statements for the fiscal year ended December 31, 2003 and restated, in the financial statements, for the fiscal year ending December 31, 2002.

         Our telephone services are provided by Xila. We incurred $152,414 and $147,797 and in telephone expense for the fiscal years ended December 31, 2003 and 2002, respectively. We provided billing solutions to this entity for the fiscal years ended December 31, 2003 and 2002 and the revenues recorded amounted to $5,248 and $6,956, respectively. At December 31, 2003 we had a receivable from this entity of $348. These amounts were eliminated in the financial statements for the fiscal year ended December 31, 2003 and restated, in the financial statements, for the fiscal year ending December 31, 2002.

         Xila leases its headquarters from an entity in which both Mr. Garrison and Mr. Osseiran have an ownership interest. Xila incurred approximately $30,000 in lease expense for years ended December 31, 2003 and 2002.

In 2003 and 2002, we paid approximately $8,000 and $1,600, respectively, for consulting services to Seer Limited, a company which Mr. Birbeck was a founder and serves as its director.

         For fees and expenses associated with board of directors activities, refer to Item 10.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

         31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.



ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        CATEGORY                            2003                2002
        --------                          --------           --------
Audit Fees                                $190,733           $178,750
Audit-Related Fees                          11,197              1,500
Tax Fees                                     8,996              4,885
All Other Fees                                --                 --
                                          --------           --------
Total                                     $210,926           $185,135
                                          ========           =========


         AUDIT FEES. The foregoing table presents the aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB for fiscal years ending December 31, 2003 and 2002.

         AUDIT-RELATED FEES. The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the paragraph "Audit Fees" above for fiscal years ending December 31, 2003 and 2002 are presented in the table above. Audit-related fees consisted principally of the evaluation of potential acquisitions and audits of financial statements of certain employee benefit plans.

         TAX FEES. The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered to our UK subsidiary for tax compliance, tax advice and tax planning for the fiscal years ending December 31, 2003 and 2002 are presented in the table above. We use another accountant for U.S. corporate income tax compliance, advice and planning.

         ALL OTHER FEES. PricewaterhouseCoopers LLP did not provide products and services, other than the services described in the paragraphs "Audit Fees", "Audit-Related Fees", and "Tax Fees".

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by PricewaterhouseCoopers LLP in fiscal 2003.

         None of the services pre-approved by the Audit Committee or the Chair of the Committee during 2003 utilized the de minimis exception to pre-approval contained in the applicable SEC rules.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CTI Group (Holdings) Inc.

                                 By:       /s/ Bradley Houlberg
                                          --------------------------------------
                                 Name:    Bradley Houlberg
                                 Title:   President and Chief Executive Officer

Date:    April 29, 2004


         In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 29, 2004                        /s/ Bradley Houlberg
--------------                       -------------------------------------------
          Date                       Bradley Houlberg
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

April 29, 2004                       /s/ Manfred Hanuschek
--------------                       -------------------------------------------
          Date                       Manfred Hanuschek
                                     Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

April 29, 2004                       /s/ Harold Garrison
--------------                       -------------------------------------------
         Date                        Harold Garrison,
                                     Chairman, Board of Directors

April 29, 2004                       /s/ Michael Leeds
--------------                       -------------------------------------------
         Date                        Michael Leeds
                                     Vice-Chairman, Board of Directors

April 29, 2004                       /s/ Rupert D. Armitage
--------------                       -------------------------------------------
         Date                        Rupert D. Armitage
                                     Member, Board of Directors

April 29, 2004                       /s/ John Birbeck
--------------                       -------------------------------------------
         Date                        John Birbeck
                                     Member, Board of Directors

April 29, 2004                       /s/ Thomas Grein
--------------                       -------------------------------------------
          Date                       Thomas Grein
                                     Member, Board of Directors

April 29, 2004                       /s/ Salah Osseiran
--------------                       -------------------------------------------
          Date                       Salah Osseiran
                                     Member, Board of Directors

                                  CERTIFICATION

I, Bradley Houlberg, Chief Executive Officer of CTI Group (Holdings) Inc., certify that:

         1. I have reviewed this Form 10-KSB/A of CTI Group (Holdings) Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.




Date:  April 29, 2004

                                     /s/ Bradley Houlberg
                                     ---------------------------------------
                                     Bradley Houlberg
                                     Chief Executive Officer
                                     (Principal Executive Officer)

                                  CERTIFICATION

I, Manfred Hanuschek, Chief Financial Officer of CTI Group (Holdings) Inc., certify that:

         1. I have reviewed this Form 10-KSB/A of CTI Group (Holdings) Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.




Date:  April 29, 2004

                                     /s/ Manfred Hanuschek
                                     ------------------------------------------
                                     Manfred Hanuschek
                                     Chief Financial Officer
                                     (Principal Financial Officer)