Form 10QSB
period 2004-03-31
CTI GROUP HOLDINGS INC
filed 2004-05-14
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 0-10560.

CTI GROUP (HOLDINGS) INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	51-0308583
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

333 North Alabama Street, Suite 240, Indianapolis, IN	46204
(Address of principal executive offices)	(Zip Code)

(317) 262-4666
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Class A common stock, par value $.01, outstanding as of May 10, 2004 was 26,752,895 and the number of shares of Class B common stock, par value $.01, outstanding was 2,833,334. As of May 10, 2004, treasury stock constituted 140,250 shares of Class A common stock.

Transitional Small Business Disclosure Format (check one): Yes No

Back to Contents

CTI GROUP (HOLDINGS) INC.

FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2004
TABLE OF CONTENTS

Back to Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(unaudited)

		March 31,	December 31,
		2004	2003

ASSETS

Cash and cash equivalents		$5,926,688	$7,085,134
Trade accounts receivable, less allowance for doubtful accounts of $91,836 and $88,616, respectively		2,937,191	1,823,508
Prepaid expenses		277,631	381,046
Income taxes refundable		1,711,455	1,711,455

Total current assets		10,852,965	11,001,143

Property, equipment, and software net		1,147,327	980,627
Intangible assets, net		401,457	475,021
Other assets		77,618	77,588
Assets of discontinued operations		177,842	161,887

Total assets		$12,657,209	$12,696,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable		$383,169	$575,639
Accrued expenses		1,527,212	1,294,742
Accrued wages and other compensation		591,638	831,872
Deferred revenue		840,972	710,491

Total current liabilities		3,342,991	3,412,744

Deferred revenue – long term		35,423	39,204

Liabilities of discontinued operations		173,376	143,993

Total liabilities		3,551,790	3,595,941
Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01; 47,166,666 shares authorized; 26,893,145 issued and
outstanding at March 31, 2004 and 26,689,456 issued and outstanding at December 31, 2003	268,932	266,895

Class B convertible common stock, par value $.01; 2,833,334 shares authorized issued and
outstanding at March 31, 2004 and at December 31, 2003	28,333	28,333

Additional paid-in capital	25,273,402	25,274,467
Accumulated deficit	(16,267,309)	(16,271,501)
Other comprehensive income – foreign currency translation	(5,796)	(5,726)
Treasury stock, 140,250 shares at cost at March 31, 2004 and December 31, 2003, respectively	(192,143)	(192,143)

Total stockholders’ equity	9,105,419	9,100,325

Total liabilities and stockholders’ equity	$12,657,209	$12,696,266

See accompanying notes to consolidated financial statements.

Back to Contents

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2004

		2003

Revenues:
Software sales, service fee and license fee revenue	$3,364,339	$2,758,189
Patent license fee revenues	500,000	—

	3,864,339	2,758,189

Cost and Expenses:
Cost of products and services	940,450	1,042,773
Patent license fee cost	376,423	236,024
Selling, general and administration	1,755,309	1,635,163
Research and development	551,173	328,104
Depreciation and amortization	213,704	274,337

Income / (loss) from operations	27,280	(758,212)

Other income
Interest income, net of interest expense of $0 and $786, respectively	(13,808)	(34,816)
Other income	—	(1,260)

Income / (loss) from continuing operations before income taxes	41,088	(722,136)

Tax benefit	—	(263,971)

Income / (loss) from continuing operations, net of tax benefit	41,088	(458,165)
Loss from discontinued operations, net of tax	(36,895)	(25,058)

Net income / (loss)	$4,193	$(483,223)

Basic and diluted net income / (loss) per common share from continuing operations	$0.00	$ (0.02)

Basic and diluted net income / (loss) per common share from discontinued operations	$0.00	$ (0.00)

Basic and diluted net income / (loss) per common share	$0.00	$ (0.02)

Basic weighted average common shares outstanding	26,752,895	26,549,206
Diluted weighted average common shares outstanding	27,637,620	26,549,206

See accompanying notes to consolidated financial statements.

Back to Contents

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2004	2003

Cash flows used in operating activities:
Net income (loss)	$4,193	$(483,223)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	36,895	25,058
Provision for doubtful accounts	3,185	15,000
Depreciation and amortization	213,704	247,134
Deferred income taxes	—	364,765
Stock option grant expense	972	—
Changes in operating activities:
Trade receivables	(1,059,152)	(164,733)
Prepaid expenses	105,723	97,419
Income taxes	—	(175,168)
Other assets	—	(1,863)
Accounts payable	(197,081)	(224,133)
Accrued expenses	(66,824)	(263,197)
Deferred revenue	105,917	115,405

Cash used in operating activities	(852,468)	(447,536)

Cash flows from investing activities:
Additions to software and property and equipment	(307,299)	(153,216)

Cash used in investing activities	(307,299)	(153,216)

Effect of foreign currency exchange rates on cash and cash equivalents	11,124	(5,324)
Cash used in discontinued operations	(9,803)	(24,503)

Decrease in cash and cash equivalents	(1,158,446)	(630,579)

Cash and cash equivalents, beginning of period	7,085,134	5,952,984

Cash and cash equivalents, end of period	$5,926,688	$5,322,405

See accompanying notes to consolidated financial statements.

Back to Contents

     CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:     Business and Basis of Presentation

CTI Group (Holdings) Inc. and subsidiaries (the “Company” or “CTI”) design, develop, market and support billing and data management software and services.

The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware in 1988, pursuant to a merger of CTI into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.

The Company is comprised of three business segments: Billing and Customer Care (“BCC”), Telemanagement (“Telemanagement”) and Patent Enforcement Activities (“Patent Enforcement”). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s, patents and other intellectual property.

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation. The results of operations reported for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

On December 31, 2003, the Company acquired, in satisfaction of a Promissory Note (see Note 4), substantially all of the net assets of CDS Holdings, LLC (“CDS”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the financial statements of CDS and the Company have been combined on an “as if”, pooling basis as CDS and the Company were under common control. The consolidated financial statements of the Company were required to be and have been restated to reflect the combination of the financial position and results of CDS as of the beginning of the earliest period presented, in order to furnish comparative information. The Company is actively seeking and the CDS Asset Purchase Agreement (“CDS Agreement”) stipulates that the Company is required to exert commercially reasonable efforts to sell Xila Communications, LLC (“Xila”), an entity owned by CDS. Therefore, the financial results of Xila have been presented as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, in the consolidated financial statements. The information in the notes to the consolidated financial statements is for continuing operations, unless otherwise stated.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2003 and 2002 and the notes thereto included in the Company’s Form 10-KSB as filed with the SEC.

NOTE 2:     Adoption of New Accounting Pronouncements

None.

Back to Contents

NOTE 3:     Basic And Diluted Net Income (Loss) Per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options.

	For the Three Months Ended
	March 31,

	2004	2003

Net income (loss)	$4,193	$(483,223)

Weighted average shares of common stock outstanding used to compute basic earnings per share	26,752,895	26,549,206
Additional common shares to be issued assuming exercise of stock options	884,725	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	27,637,620	26,549,206

Net income (loss) per share – Basic:

Net income (loss) per share	$0.00	$(0.02)

Weighted average common shares outstanding	26,752,895	26,549,206

Net income (loss) per share – Diluted:

Net income (loss) per share	$0.00	$(0.02)

Weighted average common and common equivalent shares outstanding	27,637,620	26,549,206

For the three months ended March 31, 2003, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their antidilutive effect. The antidilutive effect is a result of the average exercise price of the stock options being in excess of the market value of the Series A common stock.

Back to Contents

The Company has a series of Class B common stock that is convertible into the Company’s Class A common stock based on the fair value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock as defined. The dilutive impact of the common shares, which the Company believes will be materially significant, has been excluded from the computation of diluted earnings per share due to the current inability of the Company to accurately estimate the ultimate number of shares to be issued.

NOTE 4:     Merger, Acquisition and Discontinued Operations

Merger

The former Centillion Data Systems, Inc. (“Centillion”) businesses that were not related to the billing business were transferred in 2000 and 2001 prior to the February 12, 2001 merger consummated between Centillion and the Company (the “Merger”) to a limited liability company, CDS Holdings, LLC (“CDS”), along with other additional assets in exchange for a promissory note (the “Promissory Note” or “Note”). The former Centillion stockholders and directors (“Centillion Affiliates”) were the owners CDS. CDS issued the Note to the Company. The fair value of the original Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. To secure the payment of the Note, CDS granted the Company a security interest in substantially all of CDS’ assets, which had been transferred to CDS from Centillion prior to the Merger. In connection with the Merger, the Company was obligated to issue shares of Class A common stock to Centillion Affiliates for principal payments on the Note at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Note was not fully paid in five years from the date of the Merger, it was to be appraised, and the Company would be required to issue shares of the Company’s Class A common stock for the appraised value to Centillion Affiliates at 88% of the average market value.

Acquisition

On December 31, 2003, the Company and CDS entered into an Asset Purchase Agreement (“CDS Agreement”). Pursuant to the CDS Agreement, the Company acquired the net assets (the “Assets”) of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution and liquidation of CDS. CDS’ membership interest (“Xila Interest”) in Xila Communications, LLC (“Xila”) constitutes most of the Assets acquired by the Company under the CDS Agreement. CDS transferred the Assets to the Company in exchange for (i) the cancellation of the Note; (ii) the Company’s payment or performance, when due, of certain assumed obligations of CDS; and (iii) the Company’s performance, when due, of the post-closing covenants contained in the CDS Agreement.

The Company’s post-closing covenants require the Company (i) to issue the number of shares of Class A common stock to Centillion Affiliates, on or before June 30, 2005, determined by dividing the fair market value of the Assets, excluding the value of the Xila Interest, by an amount equal to 88% of the average market value of a share of Class A common stock as of December 31, 2003; and (ii) to use the Company’s commercially reasonable efforts to sell the Xila Interest or all or substantially all of Xila’s assets to a third party on or before June 30, 2005 and to issue to Centillion Affiliates the number of shares of Class A common stock determined by dividing the net proceeds received by the Company in such sale by an amount equal to 88% of the average market value of a share of Class A common stock as of the date of such sale. However, if the sale of Xila does not occur on or before June 30, 2005, Centillion Affiliates will not be entitled to receive shares of Class A common stock pursuant to Paragraph (ii) above. The Centillion Affiliates were entitled to 203,689 shares of Class A common stock under Paragraph (i) above and such shares were issued and outstanding as of March 31, 2004.

The aggregate carrying value of the Assets received under the CDS Agreement amounted to approximately $67,000, which consisted of $49,000 in cash and $7,000 in various net assets attributable to CDS and $11,000 attributable to the net assets of Xila. Prior to the satisfaction of the Note on December 31, 2003, the Company ascribed no net value to the Note in its financial statements as a result of the uncertainty related to the realizability of the Note. In addition, Company has recorded in additional paid in capital a realized $1,330,905 tax benefit associated with the cancellation of the Note. Any future realization of tax benefits associated with the Note cancellation will also be reflected in additional paid in capital. In accordance with SFAS No. 141, the financial statements of CDS and the Company have been combined on an “as if” pooling basis as CDS and the Company were under common control. The financial statements of the Company were required to and have been restated for the three months ended March 31, 2003 to reflect the combination of results of operations of CDS as of the beginning of the earliest period presented in order to furnish comparative information. Centillion Affiliates beneficially own, in the aggregate, the majority of the Company’s outstanding shares of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors and employees of the Company. The Company is actively seeking and the CDS Agreement stipulates that the Company is required to exert commercially reasonable efforts to sell Xila. Therefore, the historical results have been presented as discontinued operations in the consolidated financial statements.

Back to Contents

Discontinued Operations

The Company is actively seeking and the CDS Agreement stipulates that the Company is required to exert commercially reasonable efforts to sell Xila. Therefore, Xila’s financial results have been presented as discontinued operations in the consolidated financial statements.

Losses from discontinued operations include the following results for the quarters ended March 31:

	Three months ended March 31,

	2004	2003

Revenue	$178,949	$180,789
Loss from operations	$(36,895)	$(25,058)
Other expense (income)	$—	$—
Total net income (loss) from discontinued operations	$(36,895)	$(25,058)

Substantially all of the revenue from discontinued operations is derived from services to tenants residing in buildings either owned or being managed by certain directors and shareholders of the Company. Xila currently leases space under a month to month contract with an entity in which both the chairman and a major shareholder of the Company have ownership interest. Revenue and costs between the Company and the discontinued operations have been eliminated in the consolidated statements of operations.

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2004	2003

Assets
Current assets	$117,556	$101,600
Non-current assets	60,286	60,287

Total assets of discontinued operations	$177,842	$161,887

Liabilities:
Current liabilities	$173,376	$137,133
Long-term liabilities	—	6,860

Total liabilities of discontinued operations	$173,376	$143,993

Included in the current assets from discontinued operations in 2004 and 2003 is cash of $32,010 and $29,534, respectively.

NOTE 5:     Stock Based Compensation

The Company has a stock incentive plan, which provides for the granting of non-qualified stock options and incentive stock options to our employees (including officers) and directors. Awards are granted at the market price of our stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire ten years from the date of grant.

Back to Contents

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

	2004	2003

Net income (loss) as reported	$4,193	$(483,223)
Stock-based employee compensation expense included in reported net income	—	—
Total stock-based employee compensation expense determined under fair value based method for all options	(24,126)	(17,429)

Proforma net loss	$(19,933)	$(500,652)

	Three Months Ended March 31,

	2004	2003

Basic and diluted income (loss) per share:
As reported	$0.00	$(0.02)
Proforma	$0.00	$(0.02)

NOTE 6:     Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects including our right to replace the infringing product. As of March 31, 2004, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

NOTE 7:     Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

NOTE 8:     Income Tax Expense

The Company has sustained tax operating losses over the past two years, resulting in accumulated net operating loss carryforwards that could be used to reduce income tax expense in future periods. Current economic conditions make it difficult to predict the full recoverability of these deferred tax assets; therefore, a full valuation allowance has been provided against these deferred tax assets. As a result, the Company has not recorded and does not anticipate recording significant tax charges or benefits in 2004.

Back to Contents

NOTE 9:     Segment Information

	For Three Months Ended March 31, 2004

	Billing and		Patent	Corporate
	Customer Care	Telemanagement	Enforcement	Expenses	Consolidated

Revenues	$2,198,680	$1,165,659	$500,000	$ —	$3,864,339
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,548,456	875,433	123,577	—	2,547,466
Depreciation and Amortization	121,538	82,539	5,748	3,879	213,704
Income (loss) from operations	429,912	59,524	117,829	(579,985)	27,280
Long-lived assets	1,050,238	352,672	124,351	21,523	1,548,784

	For Three Months Ended March 31, 2003

	Billing and		Patent	Corporate
	Customer Care	Telemanagement	Enforcement	Expenses	Consolidated

Revenues	$1,914,175	$844,014	$ —	$ —	$2,758,189
Gross profit/(loss) (Revenues less cost of productsand patent license cost, excluding depreciation and amortization)	1,101,399	614,017	(236,024)	—	1,479,392
Depreciation and Amortization	164,266	100,555	5,857	3,659	274,337
Income (loss) from operations	172,992	(76,649)	(241,881)	(612,674)	(758,212)
Long-lived assets	1,312,235	691,987	147,343	30,485	2,182,050

The Company designs, develops, markets and supports billing and data management software and services. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has three reportable segments: Billing and Customer Care (“BCC”), Telemanagment (“Telemanagement”) and Patent Enforcement Activities (“Patent Enforcement”). These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

Billing and Customer Care: BCC provides billing services and billing analysis software to telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operation. The primary product utilized to generate revenues in this segment is SmartBill®. The Company provided these services primarily through facilities located in Indianapolis, Indiana and Houston, Texas prior to the consolidation of that facility into the Indiana location.

Telemanagment: Through its operations in the United Kingdom and Indianapolis and the utilization of the ProteusTM products, the Company offers telemanagement software and services for end users to manage their usage of telecommunications services and equipment.

Patent Enforcement Activities: Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s patents and other intellectual property rights.

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2004 is shown in the following table.

Back to Contents

The following table presents net revenues by geographic location:

	For Three Months Ended March 31, 2004

	United	United
	States	Kingdom	Consolidated

Revenues	$2,753,654	$1,110,685	$3,864,339
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,708,947	838,519	2,547,466
Depreciation and Amortization	131,466	82,238	213,704
Income from operations	3,472	23,808	27,280
Long-lived assets	1,196,112	352,672	1,548,784

	For Three Months Ended March 31, 2003

	United	United
	States	Kingdom	Consolidated

Revenues	$2,019,669	$738,520	$2,758,189
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	907,942	571,450	1,479,392
Depreciation and Amortization	174,545	99,792	274,337

Loss from operations	(696,967)	(61,245)	(758,212)
Long-lived assets	1,515,106	666,944	2,182,050

Back to Contents

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-QSB contains “forward-looking” statements. CTI Group (Holdings) Inc. and its subsidiaries (the “Company” or “CTI”) include this cautionary statement regarding forward-looking statements for the express purpose of using protections of the safe-harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words “anticipate”, “expect”, “may”, “project”, “intend”, “believes”, or similar expressions.

The Company’s ability to predict projected results or the effect of events on Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to: the risk that the Company will not be able to attract and retain customers to purchase its products; the risk that the Company will not be able to commercialize and market products; results of research and development; technological advances by third parties; loss of major customers; competition; future capital needs of the Company; history of operating losses; dependence upon general economic and business conditions. You should not place any undue reliance on any forward-looking statements.

Overview

The Company designs, develops, markets and supports billing and data management software and services.

The Company is comprised of three business segments: Billing and Customer Care (“BCC”), Telemanagement (“Telemanagement”) and Patent Enforcement Activities (“Patent Enforcement”). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and to manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.

The Company generates it revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, and training and consulting services.

The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and or product lines which provide the greatest returns on investment. The BCC segment, as compared to the other business segments, provides the predominant share of revenue, income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations which demonstrated continued increased new customer revenues complemented by a strong UK currency. The Company believes that the Patent Enforcement segment may potentially offer the highest license revenue and cash generation; however, the Company reported only $500 thousand in license fee revenue and $0 in enforcement settlements in the first quarter 2004 as compared to $0 thousand for the first quarter of 2003.

The Company’s business success in connection with the BCC and Telemanagement segments depends in part upon its continued ability to enhance the existing products and services, to introduce new products and services quickly and cost-effectively, to meet evolving customer needs, to achieve market acceptance for new product and service offerings. Furthermore, the Company’s business success with the Patent Enforcement segment depends upon the success of the Company’s marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursues a licensing arrangement with violators rather than litigation.

Back to Contents

Results of Operations–Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

Revenues from operations for the three months ended March 31, 2004 increased $1,106,150 to $3,864,339 as compared to $2,758,189 in the prior year period. The increase in revenue was primarily the result of patent license fee revenue combined with increased telemanagement and billing segment revenues. Patent license fee revenue of $500,000 was recorded in the three months ended March 31, 2004 and no similar patent license fee was recorded in the prior year period. Telemanagement segment revenue increases were derived from the Company’s U.K. operations from new customer sales complemented by the continued strength of the U.K. pound. Billing revenues increased as a result of increased processing fees with current customers in combination with new customer revenue from customers acquired during the year ended December 31, 2003. The Company derives a substantial portion of its revenue from a single customer. This customer represents 37% of the revenues for the period ended March 31, 2004 and 48% for the period ended March 31, 2003. Inclusive of patent license fee revenues such customer represents 42% and 48% of software sales, service fee and license fee revenues for the periods ended March 31, 2004 and 2003, respectively.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, decreased $102,323 to $940,450 as compared to $1,042,773 in the prior year period. The decrease in costs of products and services, excluding depreciation and amortization, was attributable to the Company’s continued focus on cost reduction. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 28% for the current period as compared to 38% in the prior year period.

Patent License Fee Cost

Patent license fee cost increased by $140,399 to $376,423 for the three months ended March 31, 2004 as compared to $236,024 for the same prior year period. The increase is due to a contingency fee related to the patent license fee revenues recorded in the period ended March 31, 2004 and no similar fee recorded in the prior year period.

Selling, General and Administrative Costs

Selling, general and administrative expenses increased $120,146 to $1,755,309 compared to $1,635,163 in the prior year period. The increase in selling, general and administrative expenses was primarily due to increased executive and employee compensation.

Research and Development Expense

Research and development expense increased $223,069 to $551,173 for the three months ended March 31, 2004 as compared to $328,104 for the three months ended March 31, 2003. The increase in expense was primarily due to the Company’s focus on the enhancement of its SmartBill® product to enable the Company to better service existing customers and attract new customers.

Depreciation and Amortization

Depreciation and amortization decreased $60,633 to $213,704 for the period ended March 31, 2004 from $274,337 in the prior year period. This decrease was primarily associated with reduced amortization expense as a result of the impairment and write-down of software development costs in December 2003.

Interest Income and Other Income

Interest income decreased $21,008 to $13,808 for the three months ended March 31, 2004 compared to $34,816 in the prior year period. The decrease in interest income was primarily associated with interest received on a Federal Income Tax refund for the period ended March 31, 2003 and no similar income for the period ended March 31, 2004.

Other income decreased $1,260 to $0 for the three months ended March 31, 2004 from $1,260 in the prior year period. The prior year period recorded income from the sale of assets associated with the close of a former office location.

Back to Contents

Taxes

The Company has sustained tax operating losses over the past two years, resulting in accumulated net operating loss carryforwards that could be used to reduce income tax expense in future periods. Current economic conditions make it difficult to predict the full recoverability of these deferred tax assets; therefore, a full valuation allowance has been provided against these deferred tax assets. As a result, the Company has not recorded and does not anticipate recording significant tax charges or benefits in 2004.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1,158,446 to $5,926,688 as of March 31, 2004 compared to $7,085,134 as of December 31, 2003. Cash flow used in operations amounted to $852,468 and cash used in investing activities amounted to $307,299. Cash flow used in operations was primarily attributable to the increase in receivables due to the timing of the collection of payment from the Company’s largest customer and the recording of a receivable related to the $500,000 of patent license fee revenue. Cash flows utilized in investing activities relate primarily to capitalization of software development costs.

The Company derives a substantial portion of its revenues from a single billing and billing analysis customer. This single customer generated approximately $1.4 and $1.3 million in revenue in the three months ended March 31, 2004 and 2003, respectively. This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Related Party Transactions

The Company leases 20,003 square feet of office space for its corporate headquarters located at 333 North Alabama Street, Indianapolis, Indiana from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. The Company has incurred $92,575 in lease expenses for the three month periods ended March 31, 2004 and March 31, 2003, respectively. The lease expired in November 2003 and the Company is currently on a month-to-month lease.

The Company incurred legal expenses of $33,523 and $9,160 for the three month periods ended March 31, 2004 and March 31, 2003, respectively, related to a law firm in which the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues.

Xila leases its headquarters from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. Xila incurred approximately $7,500 in lease expense for periods ended March 31, 2004 and March 31, 2003, respectively. The lease is currently a month-to-month lease.

Substantially all of the revenue from discontinued operations is derived from tenants residing in buildings either owned or managed by entities which are either owned directly or indirectly by certain directors of the Company.

Adoption of New Accounting Pronouncements

None.

Back to Contents

Item 3.     Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Back to Contents

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings.

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

Item 2 – Changes in Securities and Small Business Issuer Purchases of Equity Securities.
                     None

Item 3 – Defaults Upon Senior Securities.
                     None

Item 4 – Submission of Matters to a Vote of Security Holders.
                 None

Item 5 – Other Information.
                     None

Item 6 – Exhibits and Reports on Form 8-K:

Exhibit 31.1-Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2-Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

Form 8-K, Item 5 “Other Events and Regulation FD Disclosure” and Item 7 filed on January 15, 2004 regarding the Asset Purchase Agreement with CDS Holdings, LLC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Bradley Houlberg
Bradley Houlberg	Date: May 14, 2004
Chief Executive Officer

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: May 14, 2004
Chief Financial Officer