Form 10QSB
period 2004-06-30
CTI GROUP HOLDINGS INC
filed 2004-08-16
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-10560

CTI GROUP (HOLDINGS) INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	51-0308583

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

333 North Alabama Street, Suite 240, Indianapolis, IN	46204

(Address of principal executive offices)	(Zip Code)

(317) 262-4666

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Class A common stock, par value $.01, outstanding as of August 10, 2004 was 26,752,895 and the number of shares of Class B common stock, par value $.01, outstanding was 2,833,334. As of August 10, 2004, treasury stock constituted 140,250 shares of Class A common stock.

Transitional Small Business Disclosure Format (check one):
Yes /  / No /X/

CTI GROUP (HOLDINGS) INC.

FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2004

PAGE
ITEM NO.	NO.
PART I – Financial Information
1. Financial Statements
Consolidated balance sheets at June 30, 2004 (unaudited) and December 31, 2003	3
Consolidated statements of operations (unaudited) for the six months and three months ended June 30, 2004 and June 30, 2003	4-5
Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2004 and June 30, 2003	6
Notes to consolidated financial statements (unaudited)	7-13
2. Management’s Discussion and Analysis or Plan of Operation	14-19
3. Controls and Procedures	20
PART II – Other Information
1. Legal Proceedings	21-22
2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	23
3. Defaults Upon Senior Securities	23
4. Submission of Matters to a Vote of Security Holders	23
5. Other Information	23
6. Exhibits and Reports on Form 8-K	23
AMENDED BYLAWS, AS AMENDED
TWELFTH AMENDMENT TO LEASE AGREEMENT, DATED 12/01/2003
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION
SECTION 1350 CERTIFICATION OF THE CEO
SECTION 1350 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$6,034,381	$7,085,134
Trade accounts receivable, less allowance for doubtful accounts of $93,148 and $88,616, respectively	1,861,631	1,823,508
Prepaid expenses	156,552	381,046
Other current assets	1,136	—
Income taxes refundable	1,687,475	1,711,455

Total current assets	9,741,175	11,001,143
Property, equipment, and software net	1,525,303	980,627
Intangible assets, net	327,895	475,021
Other assets	77,613	77,588
Assets of discontinued operations	192,278	161,887

Total assets	$11,864,264	$12,696,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$521,170	$575,639
Accrued expenses	898,588	1,294,742
Accrued wages and other compensation	714,827	831,872
Deferred revenue	903,412	710,491

Total current liabilities	3,037,997	3,412,744
Deferred revenue – long term	42,368	39,204
Liabilities of discontinued operations	106,206	143,993

Total liabilities	3,186,571	3,595,941
Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $.01; 47,166,666 shares authorized; 26,893,145 issued and outstanding at June 30, 2004 and 26,689,456 issued and outstanding at December 31, 2003	268,932	266,895
Class B convertible common stock, par value $.01; 2,833,334 shares authorized, issued and outstanding at June 30, 2004 and at December 31, 2003	28,333	28,333
Additional paid-in capital	25,273,974	25,274,467
Accumulated deficit	(16,697,749)	(16,271,501)
Other comprehensive income – foreign currency translation	(3,654)	(5,726)
Treasury stock, 140,250 shares at cost at June 30, 2004 and December 31, 2003, respectively	(192,143)	(192,143)

Total stockholders’ equity	8,677,693	9,100,325

Total liabilities and stockholders’ equity	$11,864,264	$12,696,266

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended
	June 30,
	2004	2003
Revenues:
Software sales, service fee and license fee revenue	$6,897,455	$5,944,641
Patent license fee revenues	657,785	—

	7,555,240	5,944,641

Cost and Expenses:
Cost of products and services	2,111,563	2,132,151
Patent license fee cost	1,037,026	280,555
Selling, general and administration	3,599,899	3,541,790
Research and development	951,305	675,540
Depreciation and amortization	420,829	553,695

Loss from operations	(565,382)	(1,239,090)

Other income
Interest income, net of interest expense of $0 and $786, respectively	(28,686)	(46,506)
Other income	—	(60,560)

Loss from continuing operations before income taxes	(536,696)	(1,132,024)
Tax benefit	(139,814)	(733,850)

Loss from continuing operations, net of tax benefit	(396,882)	(398,174)
Loss from discontinued operations, net of tax	(29,363)	(97,641)

Net loss	$(426,245)	$(495,815)

Basic and diluted net loss per common share from continuing operations	$(0.01)	$(0.01)

Basic and diluted net loss per common share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	26,752,895	26,549,206

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	June 30,
	2004	2003
Revenues:
Software sales, service fee and license fee revenue	$3,533,116	$3,186,452
Patent license fee revenues	157,785	—

	3,690,901	3,186,452

Cost and Expenses:
Cost of products and services	1,171,113	1,089,378
Patent license fee cost	660,603	44,531
Selling, general and administration	1,844,590	1,906,627
Research and development	400,132	347,436
Depreciation and amortization	207,125	279,358

Loss from operations	(592,662)	(480,878)

Other income
Interest income, net of interest expense of $0 and $786, respectively	(14,878)	(11,690)
Other income	—	(59,300)

Loss from continuing operations before income taxes	(577,784)	(409,888)
Tax benefit	(139,814)	(469,879)

Income / (loss) from continuing operations, net of tax benefit	(437,970)	59,991
Income / (loss) from discontinued operations, net of tax	7,532	(72,583)

Net loss	$(430,438)	$(12,592)

Basic and diluted net income / (loss) per common share from continuing operations	$(0.02)	$0.00

Basic and diluted net income / (loss) per common share from discontinued operations	$0.00	$(0.00)

Basic and diluted net loss per common share	$(0.02)	$(0.00)

Basic and diluted weighted average common shares outstanding	26,752,895	26,549,206

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2004	2003
Cash flows (used in) provided by operating activities:
Net loss	$(426,245)	$(495,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	29,363	97,641
Provision for doubtful accounts	3,175	15,000
Depreciation and amortization	420,829	541,600
Deferred income taxes	—	495,929
Stock option grant expense	1,544	—
Changes in operating activities:
Trade receivables	1,714	(179,353)
Prepaid expenses	225,704	227,988
Income taxes	23,980	1,338,999
Other assets	(1,205)	5,208
Accounts payable	(56,586)	(257,597)
Accrued expenses	(564,125)	(580,547)
Deferred revenue	186,296	143,265

Cash (used in) provided by operating activities	(155,556)	1,352,318

Cash flows from investing activities:
Additions to software and property and equipment	(815,577)	(367,070)

Cash used in investing activities	(815,577)	(367,070)

Effect of foreign currency exchange rates on cash and cash equivalents	7,854	7,349
Cash used in discontinued operations	(87,474)	(41,217)

(Decrease) increase in cash and cash equivalents	(1,050,753)	951,380

Cash and cash equivalents, beginning of period	7,085,134	5,952,984

Cash and cash equivalents, end of period	$6,034,381	$6,904,364

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

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation. The results of operations reported for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

On December 31, 2003, the Company acquired, in satisfaction of a Promissory Note (see Note 4), substantially all of the net assets of CDS Holdings, LLC (“CDS”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations", the financial statements of CDS and the Company have been combined on an “as if” pooling basis, as CDS and the Company were under common control. The consolidated financial statements of the Company were required to be and have been restated to reflect the combination of the financial position and results of CDS as of the beginning of the earliest period presented, in order to furnish comparative information. The Company is actively seeking, and the CDS Asset Purchase Agreement (“CDS Agreement”) stipulates that the Company is required to exert commercially reasonable efforts, to sell Xila Communications, LLC (“Xila”), an entity owned by CDS. Therefore, the financial results of Xila have been presented as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets", in the consolidated financial statements. The information in the notes to the consolidated financial statements is for continuing operations, unless otherwise stated.

Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2003 and 2002 and the notes thereto included in the Company’s Forms 10-KSB as filed with the SEC.

NOTE 2: Adoption of New Accounting Pronouncements

None.

NOTE 3: Basic And Diluted Net Loss Per Common Share

Net loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(430,438)	$(12,592)	$(426,245)	$(495,815)

Weighted average shares of common stock outstanding used to compute basic earnings per share	26,752,895	26,549,206	26,752,895	26,549,206
Additional common shares to be issued assuming exercise of stock options	—	—	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	26,752,895	26,549,206	26,752,895	26,549,206

Basic:
Net loss per share	$(0.02)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding	26,752,895	26,549,206	26,752,895	26,549,206

Diluted:
Net loss per share	$(0.02)	$(0.00)	$(0.02)	$(0.02)

Weighted average common and common equivalent shares outstanding	26,752,895	26,549,206	26,752,895	26,549,206

For the three months and six months ended June 30, 2004 and June 30, 2003, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

The Company has a series of Class B common stock that is convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock as defined. The dilutive impact of the common shares, which the Company believes will be materially significant, has been excluded from the computation of basic and diluted earnings per share due to the inability of the Company to accurately estimate the ultimate number of shares to be issued.

NOTE 4: Merger, Acquisition and Discontinued Operations

Merger

The former Centillion Data Systems, Inc. (“Centillion”) businesses that were not related to the billing businesses were transferred in 2000 and 2001 prior to the February 12, 2001 merger consummated between Centillion and the Company (the “Merger”) to a limited liability company, CDS, along with other additional assets in exchange for a promissory note (the “Promissory Note” or “Note”). The former Centillion stockholders and directors (“Centillion Affiliates”) were the owners of CDS. CDS issued the Note to the Company. The fair value of the original Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. To secure the payment of the Note, CDS granted the Company a security interest in substantially all of CDS’ assets, which had been transferred to CDS from Centillion prior to the Merger. In connection with the Merger, the Company was obligated to issue shares of Class A common stock to Centillion Affiliates for principal payments on the Note at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Note was not fully paid in five years from the date of the Merger, it was to be appraised, and the Company would be required to issue shares of the Company’s Class A common stock for the appraised value to Centillion Affiliates at 88% of the average market value.

Acquisition

On December 31, 2003, the Company and CDS entered into the CDS Agreement. Pursuant to the CDS Agreement, the Company acquired the net assets (the “Assets”) of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution and liquidation of CDS. CDS’ membership interest (“Xila Interest”) in Xila constitutes most of the Assets acquired by the Company under the CDS Agreement. CDS transferred the Assets to the Company in exchange for (i) the cancellation of the Note; (ii) the Company’s payment or performance, when due, of certain assumed obligations of CDS; and (iii) the Company’s performance, when due, of the post-closing covenants contained in the CDS Agreement.

The Company’s post-closing covenants require the Company (i) to issue the number of shares of Class A common stock to Centillion Affiliates, on or before June 30, 2005, determined by dividing the fair market value of the Assets, excluding the value of the Xila Interest, by an amount equal to 88% of the average market value of a share of Class A common stock as of December 31, 2003; and (ii) to use the Company’s commercially reasonable efforts to sell the Xila Interest or all or substantially all of Xila’s assets to a third party on or before June 30, 2005 and to issue to Centillion Affiliates the number of shares of Class A common stock determined by dividing the net proceeds received by the Company in such sale by an amount equal to 88% of the average market value of a share of Class A common stock as of the date of such sale. However, if the sale of Xila does not occur on or before June 30, 2005, Centillion Affiliates will not be entitled to receive shares of Class A common stock pursuant to Paragraph (ii) above. The Centillion Affiliates were issued 203,689 shares of Class A common stock under Paragraph (i) above.

The aggregate carrying value of the Assets received under the CDS Agreement in 2003 amounted to approximately $67,000, which consisted of $49,000 in cash and $7,000 in various net assets attributable to CDS and $11,000 attributable to the net assets of Xila. Prior to the repayment of the Note on December 31, 2003, the Company ascribed no net value to the Note in its financial statements as a result of the uncertainty related to the realizability of the Note. In addition, the Company has recorded in additional paid in capital a realized $1,330,905 tax benefit associated with the cancellation of the Note. Any future realization of tax benefits associated with the Note cancellation will also be reflected in additional paid in capital. In accordance with SFAS No. 141, the financial statements of CDS and the Company have been combined on an “as if” pooling basis as CDS and the Company were under common control. The financial statements of the Company were required to and have been restated for the three and six months ended June 30, 2003 to reflect the combination of results of operations of CDS as of the beginning of the earliest period presented in order to furnish comparative information. Centillion Affiliates beneficially own, in the aggregate, the majority of the Company’s outstanding shares of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors and employees of the Company. The Company is actively seeking, and the CDS Agreement stipulates that the Company is required to exert commercially reasonable efforts, to sell Xila. Therefore, the historical results have been presented as discontinued operations in the consolidated financial statements.

Discontinued Operations

The Company is actively seeking to sell Xila. Therefore, Xila’s financial results have been presented as discontinued operations in the consolidated financial statements.

Losses from discontinued operations include the following results for the quarters ended June 30:

Substantially all of the revenue from discontinued operations is derived from tenants residing in buildings either owned or being managed by certain directors and shareholders of the Company. Xila currently leases space under a month to month contract with an entity in which both the chairman and a major shareholder of the Company have ownership interest. Revenue and costs between the Company and the discontinued operations have been eliminated in the consolidated statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$175,551	$212,776	$354,500	$393,565
Gain (loss) from operations	$7,532	$(72,583)	$(29,363)	$(97,641)
Other expense (income)	$—	$—	$—	$—
Total net income (loss) from discontinued operations	$7,532	$(72,583)	$(29,363)	$(97,641)

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2004	2003
Assets:
Current assets	$131,994	$101,600
Non-current assets	60,284	60,287

Total assets of discontinued operations	$192,278	$161,887

Liabilities:
Current liabilities	$106,206	$137,133
Long-term liabilities	—	6,860

Total liabilities of discontinued operations	$106,206	$143,993

Included in the current assets from discontinued operations in 2004 and 2003 is cash of $50,813 and $29,534, respectively.

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

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net loss and pro forma basic and diluted loss per share had the fair value method been applied to all stock awards for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(430,438)	$(12,592)	$(426,245)	$(495,815)
Stock-based employee compensation expense included in reported net loss	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all options	(23,924)	(17,429)	(47,848)	(34,858)

Proforma net loss	$(454,362)	$(30,021)	$(474,093)	$(530,673)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic and diluted loss per share:
As reported	$(0.02)	$(0.00)	$(0.02)	$(0.02)
Proforma	$(0.02)	$(0.00)	$(0.02)	$(0.02)

NOTE 6: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects including our right to replace the infringing product. As of June 30, 2004, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

NOTE 7: Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

NOTE 8: Income Tax Expense

The Company has sustained tax operating losses over the past two years, resulting in accumulated net operating loss carryforwards that could be used to reduce income tax expense in future periods. Current economic conditions make it difficult to predict the full recoverability of these deferred tax assets; therefore, a full valuation allowance has been provided against these deferred tax assets. As a result, the Company has not recorded and does not anticipate recording significant tax charges or benefits relating to net operating gains or losses in 2004.

The 2003 increase in tax rate and corresponding tax benefit is primarily associated with the true up of the estimates used in the 2002 tax provision.

The tax benefit that was recorded in 2004 was due to the completion of an IRS audit. The Company established reserves in the year ended December 31, 2002 relating to the deductions at risk due to the audit. The Company successfully defended some of the deductions that were reserved for in 2002 and a portion of the reserve was reversed in 2004 upon completion of the audit.

NOTE 9: Segment Information

The Company designs, develops, markets and supports billing and data management software and services. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has three reportable segments: BCC, Telemanagment and Patent Enforcement. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

Billing and Customer Care: BCC provides billing services and billing analysis software to telephone and wireless network operators to manage customer accounts, generate bills and manage customer service operation. The primary product utilized to generate revenues in this segment is SmartBill®. The Company provides these services through facilities located in Indianapolis, Indiana.

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

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003. Summarized financial information concerning the Company’s reportable segments for the three months ended June 30, 2004 is shown in the following table.

	For Three Months Ended June 30, 2004
	Billing and		Patent	Corporate
	Customer Care	Telemanagement	Enforcement	Expenses	Consolidated
Revenues	$2,242,548	$1,290,568	$157,785	$—	$3,690,901
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,494,269	867,734	(502,818)	—	1,859,185
Depreciation and Amortization	108,667	90,433	5,748	2,277	207,125
Income (loss) from operations	494,917	79,437	(508,565)	(658,451)	(592,662)
Long-lived assets	1,439,973	275,374	118,605	19,246	1,853,198

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For Six Months Ended June 30, 2004
	Billing and		Patent	Corporate
	Customer Care	Telemanagement	Enforcement	Expenses	Consolidated
Revenues	$4,441,228	$2,456,227	$657,785	$—	$7,555,240
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,042,726	1,743,166	(379,241)	—	4,406,651
Depreciation and Amortization	230,205	172,972	11,495	6,157	420,829
Income (loss) from operations	924,829	138,960	(390,736)	(1,238,435)	(565,382)
Long-lived assets	1,439,973	275,374	118,605	19,246	1,853,198

	For Three Months Ended June 30, 2003
	Billing and		Patent	Corporate
	Customer Care	Telemanagement	Enforcement	Expenses	Consolidated
Revenues	2,296,199	890,253	—	—	3,186,452
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,433,006	664,068	(44,531)	—	2,052,543
Depreciation and Amortization	170,235	100,638	5,748	2,737	279,358
Income (loss) from operations	280,020	(73,954)	(50,279)	(636,665)	(480,878)
Long-lived assets	1,333,189	590,601	141,595	30,485	2,095,870

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For Six Months Ended June 30, 2003
	Billing and		Patent	Corporate
	Customer Care	Telemanagement	Enforcement	Expenses	Consolidated
Revenues	4,210,374	1,734,267	—	—	5,944,641
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,534,405	1,278,085	(280,555)	—	3,531,935
Depreciation and Amortization	334,501	201,194	11,605	6,395	553,695
Income (loss) from operations	455,529	(150,603)	(292,160)	(1,251,856)	(1,239,090)
Long-lived assets	1,333,189	590,601	141,595	30,485	2,095,870

The following table presents net revenues by geographic location:

	For Three Months Ended June 30, 2004			For Six Months Ended June 30, 2004
	United States	United Kingdom	Consolidated	United States	United Kingdom	Consolidated
Revenues	$2,458,190	$1,232,711	$3,690,901	$5,211,844	$2,343,396	$7,555,240
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,034,376	824,809	1,859,185	2,743,323	1,663,328	4,406,651
Depreciation and Amortization	119,027	88,098	207,125	250,493	170,336	420,829
Gain (loss) from operations	(631,894)	39,232	(592,662)	(628,421)	63,039	(565,382)
Long-lived assets	1,577,824	275,374	1,853,198	1,577,824	275,374	1,853,198

	For Three Months Ended June 30, 2003			For Six Months Ended June 30, 2003
	United States	United Kingdom	Consolidated	United States	United Kingdom	Consolidated
Revenues	$2,379,021	$807,431	3,186,452	$4,398,690	$1,545,951	$5,944,641
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,419,934	632,609	2,052,543	2,327,876	1,204,059	3,531,935
Depreciation and Amortization	179,356	100,002	279,358	353,902	199,793	553,695
Loss from operations	(442,511)	(38,367)	(480,878)	(1,139,480)	(99,610)	(1,239,090)
Long-lived assets	1,527,192	568,678	2,095,870	1,527,192	568,678	2,095,870

NOTE 10: Subsequent Events

In July 2004, the Company entered into patent enforcement agreements amounting to $1,450,000, of which $350,000 was received with the remaining portion to be received over a six-year period.

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

The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments, and or product lines, which provide the greatest returns on investment. The BCC segment, as compared to the other business segments, provides the predominant share of revenue, income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations which demonstrated continued increased new customer revenues complemented by a strong UK currency. The Company believes that the Patent Enforcement segment may potentially offer the highest license revenue and cash generation; however, the Company reported only $658 thousand in license fee revenue and enforcement settlements for the six months ended June 30, 2004 as compared to $0 thousand for the prior year period.

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

The Company has a series of Class B common stock that is convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock as defined. The dilutive impact of the common shares, which the Company believes will be materially significant, has been excluded from the computation of basic and diluted earnings per share due to the inability of the Company to accurately estimate the ultimate number of shares to be issued.

Results of Operations–Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

Revenues from operations for the six months ended June 30, 2004 increased $1,610,599 to $7,555,240 as compared to $5,944,641 in the prior year period. The increase in revenue was primarily the result of patent license fee revenue combined with increased telemanagement and billing segment revenues. Patent license fee revenue of $657,785 was recorded in the six months ended June 30, 2004 and no similar patent license fee was recorded in the prior year period. Telemanagement segment revenue increase of $721,960 was primarily derived from the Company’s U.K. operations from new customer sales complemented by the continued strength of the U.K. pound. Billing revenue increase of $230,854 was derived from increased processing fees with current customers in combination with new customer revenue from customers acquired during the year ended December 31, 2003. The Company derives a substantial portion of its revenue from a single customer. This customer represented 38% of the revenues for the period ended June 30, 2004 and 47% for the period ended June 30, 2003. Exclusive of patent license fee revenues such customer represented 42% and 47% of software sales, service fee and license fee revenues for the periods ended June 30, 2004 and 2003, respectively.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, decreased $20,588 to $2,111,563 as compared to $2,132,151 in the prior year period. The decrease in costs of products and services, excluding depreciation and amortization, was attributable to the Company’s continued focus on cost reduction. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 31% for the current period as compared to 36% in the prior year period.

Patent License Fee Cost

Patent license fee cost increased by $756,471 to $1,037,026 for the six months ended June 30, 2004 as compared to $280,555 for the same prior year period. The increase is due to a contingency fee related to the patent license fee revenues recorded in the period ended June 30, 2004 in combination with legal fees that are not subject to contingency fee arrangements.

Selling, General and Administrative Costs

Selling, general and administrative expenses increased $58,109 to $3,599,899 compared to $3,541,790 in the prior year period. The increase in selling, general and administrative expenses was primarily due to increased employee compensation.

Research and Development Expense

Research and development expense increased $275,765 to $951,305 for the six months ended June 30, 2004 as compared to $675,540 for the six months ended June 30, 2003. The increase in expense was primarily due to the Company’s focus on the enhancement of its SmartBill® product to enable the Company to better service existing customers and attract new customers.

Depreciation and Amortization

Depreciation and amortization decreased $132,866 to $420,829 for the period ended June 30, 2004 from $553,695 in the prior year period. This decrease was primarily associated with reduced amortization expense as a result of the impairment and write-down of software development costs in December 2003.

Interest Income and Other Income

Interest income decreased $17,820 to $28,686 for the six months ended June 30, 2004 compared to $46,506 in the prior year period. The decrease in interest income was primarily associated with interest received on a Federal Income Tax refund for the period ended June 30, 2003 and no similar income for the period ended June 30, 2004.

Other income decreased $60,560 to $0 for the six months ended June 30, 2004 from $60,560 in the prior year period. The prior year period recorded a patent settlement income of $59,300.

Taxes

The Company has sustained tax operating losses over the past two years, resulting in accumulated net operating loss carryforwards that could be used to reduce income tax expense in future periods. Current economic conditions make it difficult to predict the full recoverability of these deferred tax assets; therefore, a full valuation allowance has been provided against these deferred tax assets. As a result, the Company has not recorded and does not anticipate recording significant tax charges or benefits relating to net operating gains or losses in 2004.

The 2003 increase in tax rate and corresponding tax benefit is primarily associated with the true up of the estimates used in the 2002 tax provision.

The tax benefit that was recorded in 2004 was due to the completion of an IRS audit. The Company established reserves in the year ended December 31, 2002 relating to the deductions at risk due to the audit. The Company successfully defended some of the deductions that were reserved for in 2002 and a portion of the reserve was reversed in 2004 upon completion of the audit.

Results of Operations–Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

Revenues from operations for the three months ended June 30, 2004 increased $504,449 to $3,690,901 as compared to $3,186,452 in the prior year period. The increase in revenue was primarily the result of patent license fee revenue combined with increased telemanagement segment revenues. Patent license fee revenue of $157,785 was recorded in the three months ended June 30, 2004 and no similar patent license fee was recorded in the prior year period. Telemanagement segment revenue increases of $400,315 were derived from the Company’s U.K. operations from new customer sales complemented by the continued strength of the U.K. pound. The Company derives a substantial portion of its revenue from a single customer. This customer represented 39% of the revenues for the period ended June 30, 2004 and 45% for the period ended June 30, 2003. Inclusive of patent license fee revenues such customer represented 40% and 45% of software sales, service fee and license fee revenues for the periods ended June 30, 2004 and 2003, respectively.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, increased $81,735 to $1,171,113 as compared to $1,089,378 in the prior year period. The increase in costs of products and services, excluding depreciation and amortization, was primarily attributable to the increase in revenue experienced in the three months ended June 30, 2004 over the prior year period. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 33% for the current period as compared to 34% in the prior year period.

Patent License Fee Cost

Patent license fee cost increased by $616,072 to $660,603 for the three months ended June 30, 2004 as compared to $44,531 for the same prior year period. The increase is due to a contingency fee related to the patent license fee revenues recorded in the period ended June 30, 2004 in combination with hourly fees on litigation that fall outside of the contingency fee agreement’s scope and no similar fees recorded in the prior year period.

Selling, General and Administrative Costs

Selling, general and administrative expenses decreased $62,037 to $1,844,590 compared to $1,906,627 in the prior year period. The decrease in selling, general and administrative expenses was primarily due to relocation expense incurred in the period ended June 30, 2003 and no corresponding relocation expense in the three months ended June 30, 2004 along with reduced legal expenses incurred in the three month period ended June 30, 2004 when compared to the prior year period.

Research and Development Expense

Research and development expense increased $52,696 to $400,132 for the three months ended June 30, 2004 as compared to $347,436 for the three months ended June 30, 2003. The increase in expense was primarily due to the Company’s focus on the enhancement of its SmartBill® product to enable the Company to better service existing customers and attract new customers.

Depreciation and Amortization

Depreciation and amortization decreased $72,233 to $207,125 for the thee months ended June 30, 2004 from $279,358 in the prior year period. This decrease was primarily associated with reduced amortization expense as a result of the impairment and write-down of software development costs in December 2003.

Interest Income and Other Income

Interest income increased $3,188 to $14,878 for the three months ended June 30, 2004 compared to $11,690 in the prior year period. The increase in interest income was primarily associated with a higher average cash balance for the three months ended June 30, 2004 than the prior year period.

Other income decreased $59,300 to $0 for the three months ended June 30, 2004 from $59,300 in the prior year period. The prior year period recorded a patent settlement income of $59,300.

Taxes

The Company has sustained tax operating losses over the past two years, resulting in accumulated net operating loss carryforwards that could be used to reduce income tax expense in future periods. Current economic conditions make it difficult to predict the full recoverability of these deferred tax assets; therefore, a full valuation allowance has been provided against these deferred tax assets. As a result, the Company has not recorded and does not anticipate recording significant tax charges or benefits relating to net operating gains or losses in 2004.

The 2003 increase in tax rate and corresponding tax benefit is primarily associated with the true up of the estimates used in the 2002 tax provision.

The tax benefit that was recorded in 2004 was due to the completion of an IRS audit. The Company established reserves in the year ended December 31, 2002 relating to the deductions at risk due to the audit. The Company successfully defended some of the deductions that were reserved for in 2002 and a portion of the reserve was reversed in 2004 upon completion of the audit.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1,050,753 to $6,034,381 as of June 30, 2004 compared to $7,085,134 as of December 31, 2003. Cash flow used in operations amounted to $155,556 and cash used in investing activities amounted to $815,577. Cash flow used in operations was primarily attributable to the net loss from operations combined with the payout of the 2003 incentive bonus in 2004. Cash flows utilized in investing activities relate primarily to capitalization of software development costs.

The Company derives a substantial portion of its revenues from a single billing and billing analysis customer. This single customer generated approximately $2.9 and $2.8 million in revenue in the six months ended June 30, 2004 and 2003, respectively. This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, depreciation and amortization, investments, income taxes, capitalized software, restructuring costs, accrued compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 7. “Financial Statements – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form10-KSB for the year ended December 31, 2003.

Income Taxes. The Company is required to estimate its income taxes. This process involves estimating the Company’s actual current tax obligations together with assessing differences resulting from different treatment of items for tax and accounting purposes which result in deferred income tax assets and liabilities.

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations.

The Company accounts for income taxes using the liability method in accordance with Standard Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

The Company records a valuation allowance against its deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2004, the Company has provided a valuation allowance against the Company’s deferred net tax assets related primarily to the Company’s net operating loss carryforwards due to the uncertainty of their realizability.

Research and Development and Software Development Costs. Research and development costs are charged to operations as incurred. Software Development Costs are considered for capitalization when technological feasibility is established in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The capitalization of certain computer software development costs incurred after technological feasibility is established. Sales and operating profit projections attributable to the MagnaFlex® product supported a recorded net realizable value which was substantially less than the carrying value; as a result, the Company recorded an impairment in the carrying value of capitalized software costs. Furthermore, the Company will charge all MagnaFlex® software development costs to operations in the period incurred.

Impairment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company’s long-lived assets were considered impaired during the years ended December 31, 2003 and 2002.

Revenue Recognition and Accounts Receivable Reserves. The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.

The Company’s sales arrangements typically include services in addition to software. Service revenues are generated from support and maintenance, processing, training, consulting, and customization services. For sales arrangements that include bundled software and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SOP 97-2. Support and maintenance revenues are recognized on a straight-line basis over the term of the agreement. Revenues from processing, training, consulting, and customization are recognized as provided to customers. If the services are essential to the functionality of the software, revenue from the software component is deferred until the essential service is complete.

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

Related Party Transactions

The Company leases 20,003 square feet of office space for its corporate headquarters located at 333 North Alabama Street, Indianapolis, Indiana from an entity in which both the chairman and a major shareholder who is also a director of the Company have an ownership interest. The Company has incurred $182,500 in lease expense for the six month period ended June 30, 2004 and $185,150 for six months ended June 30, 2003. The lease expires in November 2006.

The Company incurred legal expenses of $691,404 and $106,293 for the six month periods ended June 30, 2004 and June 30, 2003, respectively, related to a law firm in which the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues.

Xila leases its headquarters from an entity in which both the chairman and a major shareholder who is also a director of the Company have an ownership interest. Xila incurred approximately $15,000 in lease expense for periods ended June 30, 2004 and June 30, 2003, respectively. The lease terminated on July 31, 2004. Upon termination of the lease, Xila employees moved into the space currently being leased by the Company.

Substantially all of the revenue from discontinued operations is derived from tenants residing in buildings either owned or managed by entities which are either owned directly or indirectly by the chairman and a major shareholder who is also a director of the Company.

Adoption of New Accounting Pronouncements

None.

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

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings.

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

Frontier Corporation

The Company has previously disclosed in its annual report on Form 10-KSB for the fiscal year ended December 31, 2003 that it is a plaintiff in a lawsuit for patent infringement under 35 U.S.C. §271 et seq. against Frontier Corporation (“Frontier”, now known as Global Crossing North America, Inc. (“Global Crossing”)) in the United States District Court for the Southern District of Indiana. On December 21, 1998, the Company filed its Original Complaint against Frontier. The Company’s lawsuit seeks treble money damages, attorneys fees and an injunction for infringement of its two billing and management system patents, namely U.S. Patent Nos. 5,287,270 and 5,325,290 (collectively, the “Patents”).

The Company entered into a Settlement Agreement with Global Crossing on November 18, 2002 in which the parties agreed to dismiss the lawsuit and exchange mutual releases. The Settlement Agreement that was approved by the Bankruptcy Court, which was administering the bankruptcy of Global Crossing, on November 19, 2002, provides that the Company has a general unsecured claim in the amount of $5,000,000 and an administrative expense claim in the amount of $750,000 against Global Crossing, which will be paid on the effective date of the plan of reorganization. The Settlement Agreement further provides that the Company grants a fully paid up license until December 31, 2003 to Global Crossing to use any product, method or process covered by the Patents. The Settlement Agreement further provides an option to Global Crossing to purchase a license under the Patents after December 31, 2003 for $1,000,000. In December 2003, Frontier emerged from bankruptcy and the Company received payment of the administrative expense claim.

In May, 2004, the Company received cash in the amount of $22,189 and 9,262 shares of Global Crossing Limited common stock for payment of the Company’s $5,000,000 general unsecured claim.

On May 5, 2004, CTIG filed a motion in the United States Bankruptcy Court for the Southern District of New York, seeking to enforce the terms of its settlement entered into on November 18, 2002. Specifically, the Company is seeking $1,000,000 plus attorneys’ fees as provided under the Settlement Agreement for the continued use of the Patents by Global Crossing after December 31, 2003. Global Crossing has opposed the motion on the basis that it has not continued to use the inventions covered by the Patents. The parties have agreed to submit the dispute to mediation and a mediator has been agreed upon. It is expected that the mediation will occur in September 2004.

CallVision, Inc.

The Company has previously disclosed in its annual report on Form 10-KSB for the fiscal year ended December 31, 2003 that on April 17, 2003, an action was brought against the Company in the United States District Court, Western District of Washington, by CallVision, Inc. (“CallVision”). CallVision, which has since amended its complaint twice, seeks in the action (i) a declaration that it is not infringing the Company’s Patents; (ii) a declaration that the Patents are invalid; and (iii) unspecified damages based upon the Company’s purported tortious interference with CallVision’s business relations and alleged acts of unfair competition under Washington State law. The Company has asserted counterclaims alleging infringement of its Patent No. 5,287,270.

In May, 2004, the Company entered into a Memorandum of Understanding with CallVision. The Memorandum of Understanding contained various provisions including a payment by CallVision to the Company upon a written final settlement.

Telecommunications Services, Inc.

The Company has previously disclosed in its annual report on Form 10-KSB for the fiscal year ended December 31, 2003 that it is a defendant in a lawsuit filed on November 6, 2003 by Telecommunications Services, Inc. (“TSI”) seeking a declaratory judgment of non-infringement in the United States District Court for the Middle District of Florida. This lawsuit seeks a declaratory judgment of non-infringement of the Patents. The Company has filed a motion to dismiss the complaint filed by TSI seeking dismissal of the complaint or transfer of the case to the Southern District of Indiana.

The Company has previously disclosed that it is also a plaintiff in a lawsuit for patent infringement under 35 U.S.C. §271 et seq. filed against TSI in the United States District Court for the Southern District of Indiana on November 6, 2003. This lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5, 287,270. TSI has filed a motion to dismiss the complaint filed by the Company seeking dismissal of the complaint or, alternatively, transfer to the Middle District of Florida.

Both lawsuits have been settled and the revenue for the settlement was recorded in the quarter ended March 31, 2004. The lawsuit filed in the United States District Court for the Southern District of Indiana was dismissed on May 24, 2004 while the lawsuit filed in the United States District Court for the Middle District of Florida was dismissed on June 1, 2004.

BellSouth Corporation et al.

The Company has previously disclosed in its annual report on Form 10-KSB for the fiscal year ended December 31, 2003 that it is a plaintiff in a lawsuit for patent infringement under 35 U.S.C. §271 et seq. filed against BellSouth Corporation, Citizens Communications, Inc., Convergys Corporation, Mid America Computer Corporation, Qwest, Telephone Data Systems, Inc. and Traq-Wireless, Inc. in the United States District Court for the Southern District of Indiana on January 12, 2004. The lawsuit seeks treble damages, attorney’s fees and an injunction for infringement of U.S. Patent No. 5,287,270.

CTIG settled with defendant Telephone Data Systems, Inc. and dismissed its complaint against it on July 16, 2004. CTIG also settled with defendant Traq-Wireless, Inc. and dismissed the complaint against it on July 30, 2004. The Company dismissed its complaint against Mid-America Computer Corporation on April 12, 2004 and against Citizens Communications, Inc. on July 22, 2004. CTIG has amended its complaint to name the Qwest defendant as Qwest Corporation and Qwest Communications Corporation (“Qwest”).

On May 21, 2004, an action was brought against CTIG in the United States District Court for the Northern District of Georgia by BellSouth Telecommunications, Inc., BellSouth Business Systems, Inc. and BellSouth Billing, Inc. seeking a declaratory judgment of non-infringement and invalidity the Company’s Patent No. 5,287,270.

The parties to both lawsuits involving BellSouth are in the process of negotiating a settlement agreement.

Qwest has filed a motion seeking to dismiss the complaint as to it or, in the alternative, to transfer the complaint against it to the United States District Court for the Western District of Washington.

Citizens Communications, Inc.

The Company is a plaintiff in a lawsuit for patent infringement of the Company’s Patents under 35 U.S.C. §271 et seq. filed against Citizens Communications, Inc. in the United States District Court for Delaware on July 15, 2004. Citizens’ answer is due in September 2004.

Qwest

CTIG is a defendant in an action brought against it on May 11, 2004, by Qwest Corporation and Qwest Communications Corporation (“Qwest”) in the United States District Court for the Western District of Washington. In its complaint, Qwest seeks (i) a declaration that it is not infringing the Company’s Patent No. 5,287,270; and (ii) a declaration that Patent No. 5,287,270 is invalid. The Company has filed a motion seeking to dismiss the complaint filed by Qwest or, in the alternative, a transfer to the Southern District of Indiana.

Item 2 – Changes in Securities and Small Business Issuer Purchases of Equity Securities.

On December 31, 2003, the Company and CDS entered into the CDS Agreement. See the description of the CDS Agreement in Note 4 of Part I, Item 1 of Form 10-QSB. Pursuant to the CDS Agreement, as of December 31, 2003, the Centillion Affiliates were entitled to 203,689 shares of Class A common stock, as partial consideration for the Assets acquired by the Company. The Company issued such shares on May 11, 2004 in reliance on the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended, based upon a determination that the Centillion Affiliates were sophisticated investors, had access to, and were provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

On July 15, 2004 the Board of Directors adopted an amendment to the Amended Bylaws which provided, among other matters, that the annual meeting of the holders of Class A and Class B common stock shall be held at such time and place as determined by the Board of Directors. See Exhibit 3.1.

Item 3 – Defaults Upon Senior Securities.

None

Item 4 – Submission of Matters to a Vote of Security Holders.

None

Item 5 – Other Information.

None

Item 6 – Exhibits and Reports on Form 8-K:

Exhibit 3.1- Amended Bylaws, as amended.

Exhibit 10.1-Twelfth Amendment to Lease Agreement, dated December 1, 2003, by and between Lockerbie Marketplace, LLC and CTI Group (Holdings) Inc.

Exhibit 11.1-Statement re computation of per share earnings, incorporated by reference to Note 3 to Consolidated Financial Statements.

Exhibit 31.1-Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2-Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Bradley Houlberg
Bradley Houlberg	Date: August 16, 2004
Chief Executive Officer

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: August 16, 2004
Chief Financial Officer