Form 10QSB
period 2004-09-30
CTI GROUP HOLDINGS INC
filed 2004-11-15
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-10560

CTI GROUP (HOLDINGS) INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0308583 (IRS Employer Identification No.)

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

The number of shares of Class A common stock, par value $.01, outstanding as of November 12, 2004 was 26,752,895 and the number of shares of Class B common stock, par value $.01, outstanding was 2,833,334. As of November 12, 2004, treasury stock constituted 140,250 shares of Class A common stock.

Transitional Small Business Disclosure Format (check one): Yes /  /    No /X/

CTI GROUP (HOLDINGS) INC.

FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$7,322,249	$7,085,134
Trade accounts receivable, less allowance for doubtful accounts of $46,048 and $88,616, respectively	2,114,973	1,823,508
Prepaid expenses	537,688	381,046
Other current assets	8,427	—
Income taxes refundable	155,299	1,711,455

Total current assets	10,138,636	11,001,143
Property, equipment, and software net	1,850,855	980,627
Intangible assets, net	254,333	475,021
Other assets	77,624	77,588
Assets of discontinued operations	157,491	161,887

Total assets	$12,478,939	$12,696,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$299,358	$575,639
Accrued expenses	895,240	1,294,742
Accrued wages and other compensation	1,158,239	831,872
Deferred revenue	919,065	710,491

Total current liabilities	3,271,902	3,412,744
Deferred revenue – long term	35,092	39,204
Liabilities of discontinued operations	44,206	143,993

Total liabilities	3,351,200	3,595,941

Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $.01; 47,166,666 shares authorized; 26,893,145 issued and outstanding at September 30, 2004 and 26,689,456 issued and outstanding at December 31, 2003	268,932	266,895
Class B convertible common stock, par value $.01; 2,833,334 shares authorized, issued and outstanding at September 30, 2004 and at December 31, 2003	28,333	28,333
Additional paid-in capital	25,274,529	25,274,467
Accumulated deficit	(16,247,953)	(16,271,501)
Other comprehensive income – foreign currency translation	(3,959)	(5,726)
Treasury stock, 140,250 shares at cost at September 30, 2004 and December 31, 2003, respectively	(192,143)	(192,143)

Total stockholders’ equity	9,127,739	9,100,325

Total liabilities and stockholders’ equity	$12,478,939	$12,696,266

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Nine months ended
	September 30,
	2004	2003
Revenues:
Software sales, service fee and license fee revenue	$10,521,677	$8,883,385
Patent license fee and enforcement revenues	1,257,785	—

	11,779,462	8,883,385

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	3,214,317	3,029,893
Patent license fee and enforcement cost	1,453,279	432,990
Selling, general and administration	5,306,131	5,382,724
Research and development	1,384,290	1,159,816
Depreciation and amortization	605,077	803,660

Loss from operations	(183,632)	(1,925,698)

Other income
Interest income, net of interest expense of $0 and $786, respectively	48,053	57,256
Other income, net	—	42,438

Loss from continuing operations before income taxes	(135,579)	(1,826,004)
Tax benefit	139,814	958,481

Income / (loss) from continuing operations, net of tax benefit	4,235	(867,523)
Income / (loss) from discontinued operations, net of tax	19,315	(108,453)

Net income / (loss)	$23,550	$(975,976)

Basic and diluted net loss per common share from continuing operations	$0.00	$(0.03)

Basic and diluted net loss per common share from discontinued operations	$0.00	$(0.00)

Basic and diluted net loss per common share	$0.00	$(0.04)

Basic weighted average common shares outstanding	26,752,895	26,549,206
Diluted weighted average common shares outstanding	27,452,610	26,549,206

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	September 30,
	2004	2003
Revenues:
Software sales, service fee and license fee revenue	$3,624,222	$2,938,744
Patent license fee and enforcement revenues	600,000	—

	4,224,222	2,938,744

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,102,754	897,742
Patent license fee and enforcement cost	416,253	152,435
Selling, general and administration	1,706,232	1,840,934
Research and development	432,985	484,276
Depreciation and amortization	184,248	249,965

Income / (loss) from operations	381,750	(686,608)

Other income and expense
Interest income, net of interest expense of $0 and $786, respectively	19,367	10,750
Other expense	—	(18,122)

Income / (loss) from continuing operations before income taxes	401,117	(693,980)
Tax benefit	—	224,631

Income / (loss) from continuing operations, net of tax benefit	401,117	(469,349)
Income / (loss) from discontinued operations, net of tax	48,679	(10,812)

Net income / (loss)	$449,796	$(480,161)

Basic and diluted net income / (loss) per common share from continuing operations	$0.01	$(0.02)

Basic and diluted net income / (loss) per common share from discontinued operations	$0.00	$(0.00)

Basic and diluted net income / (loss) per common share	$0.02	$(0.02)

Basic weighted average common shares outstanding	26,752,895	26,549,206
Diluted weighted average common shares outstanding	27,303,589	26,549,206

     See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows provided by operating activities:
Net income / (loss)	$23,550	$(975,976)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) / loss from discontinued operations	(19,315)	108,453
Provision for doubtful accounts	13,531	17,078
Depreciation and amortization	605,077	800,618
Deferred income taxes	—	500,485
Stock option grant expense	2,099	—
Changes in operating activities:
Trade receivables	(263,961)	(341,468)
Prepaid expenses	(155,596)	9,119
Income taxes	1,556,156	1,109,807
Other assets	(8,519)	4,992
Accounts payable	(278,105)	(207,395)
Accrued expenses	(123,080)	(298,554)
Deferred revenue	196,242	18,855

Cash provided by operating activities	1,548,079	746,014

Cash flows from investing activities:
Additions to property, equipment, and software	(1,251,761)	(505,831)

Cash used in investing activities	(1,251,761)	(505,831)

Effect of foreign currency exchange rates on cash and cash equivalents	2,054	(1,437)
Cash used in discontinued operations	(61,257)	(78,641)

Increase in cash and cash equivalents	237,115	160,105

Cash and cash equivalents, beginning of period	7,085,134	5,952,984

Cash and cash equivalents, end of period	$7,322,249	$6,113,089

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

The Company is comprised of three business segments: Billing and Customer Care (“BCC”), Telemanagement (“Telemanagement”) and Patent Enforcement Activities (“Patent Enforcement”). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s patents and other intellectual property.

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation. The results of operations reported for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

On December 31, 2003, the Company acquired, in satisfaction of a Promissory Note (see Note 4), substantially all of the net assets of CDS Holdings, LLC (“CDS”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations", the financial statements of CDS and the Company have been combined on an “as if” pooling basis, as CDS and the Company were under common control. The consolidated financial statements of the Company were required to be and have been restated to reflect the combination of the financial position and results of CDS as of the beginning of the earliest period presented, in order to furnish comparative information. The CDS Asset Purchase Agreement (the “CDS Agreement”) requires the Company to exert commercially reasonable efforts to sell Xila Communications, LLC (“Xila”), an entity owned by CDS. Therefore, the financial results of Xila have been presented as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", in the consolidated financial statements. On October 28, 2004, Xila entered into an Asset Purchase Agreement (the “Xila Agreement”) with eGIX, Inc. (“eGIX”) described in Note 4. The information in the notes to the consolidated financial statements is for continuing operations, unless otherwise stated.

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

NOTE 2: Adoption of New Accounting Pronouncements

None.

NOTE 3: Basic And Diluted Net Income / (Loss) Per Common Share

Net income / (loss) per common share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income / (loss)	$449,796	$(480,161)	$23,550	$(975,976)

Weighted average shares of common stock outstanding used to compute basic earnings per share	26,752,895	26,549,206	26,752,895	26,549,206
Additional common shares to be issued assuming exercise of stock options	550,694	—	699,715	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	27,303,589	26,549,206	27,452,610	26,549,206

Basic:
Net income / (loss) per share	$0.02	$(0.02)	$0.00	$(0.04)

Weighted average common shares outstanding	26,752,895	26,549,206	26,752,895	26,549,206

Diluted:
Net income / (loss) per share	$0.02	$(0.02)	$0.00	$(0.04)

Weighted average common and common equivalent shares outstanding	27,303,589	26,549,206	27,452,610	26,549,206

For the three months and nine months ended September 30, 2003, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

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

NOTE 4: Merger, Acquisition and Discontinued Operations

Merger

The Company has previously reported in its current and periodic reports filed with the Securities and Exchange Commission that the Company and CDS entered into the CDS Agreement on December 31, 2003. The CDS Agreement is related to a promissory note (the “Note”) issued by CDS to the Company in connection with February 2001 merger (the “Merger”) of Centillion Data Systems, Inc. (“Centillion”) with the Company. CDS is owned by the former Centillion stockholders and directors (“Centillion Affiliates”).

The former Centillion businesses that were not related to the billing businesses were transferred in 2000 and 2001 prior to the Merger to CDS, along with other additional assets, in exchange for the Note. The former Centillion Affiliates were the owners of CDS. CDS issued the Note to the Company. The fair value of the original Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. To secure the payment of the Note, CDS granted the Company a security interest in substantially all of CDS’ assets, which had been transferred to CDS from Centillion prior to the Merger. In connection with the Merger, the Company was obligated to issue shares of Class A common stock to Centillion Affiliates for principal payments on the Note at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Note was not fully paid in five years from the date of the Merger, it was to be appraised, and the Company would be required to issue shares of the Company’s Class A common stock for the appraised value to Centillion Affiliates at 88% of the average market value.

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

The aggregate carrying value of the Assets received under the CDS Agreement in 2003 amounted to approximately $67,000, which consisted of $49,000 in cash and $7,000 in various net assets attributable to CDS and $11,000 attributable to the net assets of Xila. Prior to the repayment of the Note on December 31, 2003, the Company ascribed no net value to the Note in its financial statements as a result of the uncertainty related to the realizability of the Note. In addition, the Company has recorded in additional paid in capital a realized $1,330,905 tax benefit associated with the cancellation of the Note. Any future realization of tax benefits associated with the Note cancellation will also be reflected in additional paid in capital. In accordance with SFAS No. 141, the financial statements of CDS and the Company have been combined on an “as if” pooling basis as CDS and the Company were under common control. The financial statements of the Company were required to and have been restated for the three and nine months ended September 30, 2003 to reflect the combination of results of operations of CDS as of the beginning of the earliest period presented in order to furnish comparative information. Centillion Affiliates beneficially own, in the aggregate, the majority of the Company’s outstanding shares of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors and employees of the Company. The Company was actively seeking, and the CDS Agreement stipulates that the Company was required to exert commercially reasonable efforts, to sell Xila. Therefore, the historical results have been presented as discontinued operations in the consolidated financial statements.

Xila operates as a telecommunications carrier in the State of Indiana pursuant to the certificates of territorial authority issued by the Indiana Utility Regulatory Commission (the “IURC”). Upon the consummation of the CDS Agreement, Xila became a wholly owned subsidiary of the Company.

Discontinued Operations

Since acquired at the end of 2003, the Company has been seeking to sell Xila. Accordingly, Xila’s financial results have been presented as discontinued operations in the consolidated financial statements.

Income / (losses) from discontinued operations include the following results for the quarters ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$176,756	$230,543	$531,256	$624,108
Income / (loss) from operations	$48,679	$(10,812)	$19,315	$(108,453)
Other expense (income)	$—	$—	$—	$—
Total net income (loss) from discontinued operations	$48,679	$(10,812)	$19,315	$(108,453)

Substantially all of the revenue from discontinued operations is derived from tenants residing in buildings either owned or being managed by certain directors and shareholders of the Company. Revenue and costs between the Company and the discontinued operations have been eliminated in the consolidated statements of operations.

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2004	2003
Assets:
Current assets	$97,206	$101,600
Non-current assets	60,285	60,287

Total assets of discontinued operations	$157,491	$161,887

Liabilities:
Current liabilities	$44,206	$137,133
Long-term liabilities	—	6,860

Total liabilities of discontinued operations	$44,206	$143,993

Included in the current assets from discontinued operations in 2004 and 2003 is cash of $22,458 and $29,534, respectively

The Company agreed to sell Xila’s assets to an unrelated third party, eGIX, on October 28, 2004. Pursuant to the Xila Agreement with eGIX, eGIX will acquire substantially all of the net assets of Xila, excluding certain cash and cash equivalents, accounts receivables, accounts payables, and accrued expenses (the “Assets”).

Assuming that the pre-closing conditions are satisfied, Xila will transfer the Assets to eGIX in consideration for (i) the payment of the purchase price of $464,000; and (ii) the assumption by eGIX of certain Xila’s liabilities arising on or after October 1, 2004. At the closing, the purchase price will be paid as follows: (i) $180,000 in cash; and (ii) a promissory note for $284,000, the principal amount of which will be reduced by the application of any monies paid by eGIX to Xila in connection with the Services Agreement described below. The non-interest bearing promissory note is to be paid in twelve equal monthly installments of $15,000 following the closing, with a final balloon payment of $104,000 due thirty days thereafter.

The closing of this transaction is contingent upon the approval of the IURC and assignment of certain existing shared tenant agreements. The Xila Agreement with eGIX can be terminated (i) at any time prior to the closing by the mutual consent of the parties; (ii) on or before February 28, 2005 if any of the pre-closing conditions set forth in the Xila Agreement with eGIX are not satisfied or waived, provided that if, as of February 28, 2005, the only condition that is not satisfied is the approval of the transaction by the IURC, then the Xila Agreement with eGIX will be extended to March 31, 2005; or (iii) by either party if the closing does not occur on February 28, 2005, subject to the extension described in (ii) above.

Pursuant to the CDS Agreement described above, upon the closing of the Xila Agreement with eGIX, Centillion Affiliates will be entitled to the number of shares of Class A common stock determined by dividing the net proceeds received by the Company in the sale of Xila’s Assets by an amount equal to 88% of the average market value of a share of Class A common stock as of the date of such sale. Assuming that the average market price of a share of Class A common stock would be $0.30 and the net proceeds collected from the sale of Xila’s Assets would be $450,000, the Company estimates that it would issue approximately 1.7 million shares of Class A common stock to Centillion Affiliates. As of the date hereof, Centillion Affiliates beneficially own, in the aggregate, the majority of the Company’s outstanding shares of each of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors of the Company.

Xila and eGIX also entered into the Services Agreement (the “Services Agreement”) on October 28, 2004, pursuant to which eGIX operates all financial aspects of Xila’s business, is entitled to the revenues of the business and is responsible for the expenses and liabilities of the business starting from October 1, 2004. In consideration for entering into the Services Agreement, Xila will be receiving $15,000 per month beginning October 31, 2004 regardless of the profitability of the business. The term of the Services Agreement continues until the earlier of (i) February 28, 2005, unless extended pursuant to the agreement of the parties, or (ii) the closing date of the Xila Agreement with eGIX. The Services Agreement can be terminated during its term only due to the inability to obtain the IURC’s approval. Provided the sale of the Assets under the Xila Agreement with eGIX closes, the monthly $15,000 payment for the period beginning February 1, 2005 will be credited against the purchase price under the Xila Agreement with eGIX. If the transaction contemplated by the Xila Agreement with eGIX is not consummated, Xila has an option to (i) continue the Services Agreement; (ii) terminate the Services Agreement and continue to use eGIX’s services as Xila’s underlying carrier; or (iii) terminate the Services Agreement and all eGIX’s services.

In connection with the Xila Agreement with eGIX and the Services Agreement, Xila and eGIX also entered into a three-year Telecommunications Services Agreement on October 28, 2004, pursuant to which eGIX will provide local, long distance and international connectivity services to Xila and will move Xila’s customers from Xila’s present service providers to eGIX’s network, and the existing agreements between Xila and its connectivity providers will be terminated.

NOTE 5: Stock Based Compensation

The Company has a stock incentive plan, which provides for the granting of non-qualified stock options and incentive stock options to the Company’s employees (including officers) and directors. Awards are granted at the market price of the Company’s Class A common stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire ten years from the date of grant.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net loss and pro forma basic and diluted loss per share had the fair value method been applied to all stock awards for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income / (loss) as reported	$449,796	$(480,161)	$23,550	$(975,976)
Stock-based employee compensation expense included in reported net loss	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all options	(26,591)	(17,429)	(74,408)	(52,288)

Proforma net income / (loss)	$423,205	$(497,590)	$(50,858)	$(1,028,264)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic and diluted income / (loss) per share:
As reported	$0.02	$(0.02)	$0.00	$(0.04)
Proforma	$0.02	$(0.02)	$(0.00)	$(0.04)

NOTE 6: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of September 30, 2004, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

NOTE 7: Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business that are unrelated to Patent Enforcement. At the present time, these potential claims aggregate less than $100,000. The Company believes it has made sufficient provisions for these claims and that the ultimate resolution of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition or results of operations.

NOTE 8: Income Tax Expense

The Company has sustained tax operating losses over the past two years, resulting in accumulated net operating loss carryforwards that could be used to reduce income tax expense in future periods. The Company’s recent historical performance makes it difficult to predict the full recoverability of these deferred tax assets; therefore, a full valuation allowance has been provided against these deferred tax assets. As a result, the Company has not recorded and does not anticipate recording significant tax charges or benefits relating to net operating gains or losses in 2004.

A tax benefit of $140,000 was recorded in 2004 in connection with the resolution of prior year contingencies associated with audits of the Company’s tax filings by the IRS. The 2003 increased effective tax rate and corresponding tax benefit is primarily associated with revisions of estimates used in the 2002 tax provision.

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

Patent Enforcement Activities: Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s patents and other intellectual property rights. Patent enforcement activities involve the identification of companies which potentially infringe on the Company’s patents. The Company actively pursues potential infringers and seeks licensing agreements in connection with patent enforcement settlements. Patent enforcement settlements with potential infringers, including those without license provisions, are included in patent license fee and enforcement revenues. Due to the volatile nature of patent enforcement settlements, the occurrence and size of each patent enforcement settlement can vary significantly making it difficult to forecast such future revenues.

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2004 and 2003 is shown in the following table.

	For Three Months Ended September 30, 2004
	Billing and		Patent	Corporate
	Customer Care	Telemanagement	Enforcement	Expenses	Consolidated
Revenues	$2,392,521	$1,231,701	$600,000	$—	$4,224,222
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	$1,704,262	$817,206	$183,747	$—	$2,705,215
Depreciation and Amortization	$94,446	$81,804	$5,748	$2,250	$184,248
Income (loss) from operations	$770,418	$7,044	$177,999	$(554,344)	$401,117
Long-lived assets	$1,777,664	$197,177	$112,857	$17,490	$2,105,188

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For Nine Months Ended September 30, 2004
	Billing and		Patent	Corporate
	Customer Care	Telemanagement	Enforcement	Expenses	Consolidated
Revenues	$6,833,748	$3,687,929	$1,257,785	$—	$11,779,462
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	$4,746,987	$2,560,373	$(195,494)	$—	$7,111,866
Depreciation and Amortization	$324,651	$254,777	$17,243	$8,406	$605,077
Income (loss) from operations	$1,695,246	$149,294	$(212,737)	$(1,767,382)	$(135,579)
Long-lived assets	$1,777,664	$197,177	$112,857	$17,490	$2,105,188

	For Three Months Ended September 30, 2003
	Billing and
	Customer Care	Telemanagement	Patent Enforcement	Corporate Expenses	Consolidated
Revenues	$2,181,798	$756,946	$—	$—	$2,938,744
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	$1,493,993	$547,009	$(152,435)	$—	$1,888,567
Depreciation and Amortization	$170,410	$68,724	$5,748	$5,083	$249,965
Income (loss) from operations	$254,150	$(191,474)	$(158,183)	$(598,473)	$(693,980)
Long-lived assets	$1,317,848	$503,928	$135,848	$25,402	$1,983,026

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For Nine Months Ended September 30, 2003
	Billing and
	Customer Care	Telemanagement	Patent Enforcement	Corporate Expenses	Consolidated
Revenues	$6,392,173	$2,491,212	$—	$—	$8,883,385
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	$4,028,400	$1,825,092	$(432,990)	$—	$5,420,502
Depreciation and Amortization	$504,911	$269,918	$17,352	$11,479	$803,660
Income (loss) from operations	$710,623	$(339,910)	$(391,542)	$(1,805,175)	$(1,826,004)
Long-lived assets	$1,317,848	$503,928	$135,848	$25,402	$1,983,026

	For Three Months Ended September 30, 2004			For Nine Months Ended September 30, 2004
	United	United		United	United
	States	Kingdom	Consolidated	States	Kingdom	Consolidated
Revenues	$3,033,968	$1,190,254	$4,224,222	$8,245,811	$3,533,651	$11,779,462
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	$1,912,129	$793,086	$2,705,215	$4,655,451	$2,456,415	$7,111,866
Depreciation and Amortization	$102,630	$81,618	$184,248	$353,123	$251,954	$605,077
Income (loss) from operations	$415,404	$(14,287)	$401,117	$(187,623)	$52,044	$(135,579)
Long-lived assets	$1,908,011	$197,177	$2,105,188	$1,908,011	$197,177	$2,105,188

	For Three Months Ended September 30, 2003			For Nine Months Ended September 30, 2003
	United	United		United	United
	States	Kingdom	Consolidated	States	Kingdom	Consolidated
Revenues	$2,252,183	$686,561	$2,938,744	$6,650,873	$2,232,512	$8,883,385
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	$1,384,874	$503,693	$1,888,567	$3,712,750	$1,707,752	$5,420,502
Depreciation and Amortization	$181,884	$68,081	$249,965	$535,785	$267,875	$803,660
Loss from operations	$(514,531)	$(179,449)	$(693,980)	$(1,549,113)	$(276,891)	$(1,826,004)
Long-lived assets	$1,180,208	$802,818	$1,983,026	$1,180,208	$802,818	$1,983,026

NOTE 10: Subsequent Events

Costs Associated with Exit or Disposal Activities

Management has deteremined that the Magnaflex® product line, one of the product lines included in the BCC segment, has been unable to attract a customer level adequate to generate a positive contribution margin. On November 12, 2004, the Board of Directors of the Company approved management’s decision to no longer market or support the Magnaflex® product line beginning in fiscal year 2005. The Company’s intangible asset associated with Magnaflex® was written-off in prior years. The Company estimates that potential costs to exit this activity, including the cost of employee severance, if any, will not exceed $60,000. All such costs are expected to be determined and recorded in the fourth quarter of fiscal 2004.

On October 28, 2004, the Company agreed to sell Xila’s assets to eGIX. See Note 4 for additional information on this subsequent event.

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

The Company’s ability to predict projected results or the effect of events on Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to: the risk that the Company will not be able to attract and retain customers to purchase its products; the risk that the Company will not be able to commercialize and market products; results of research and development; technological advances by third parties; loss of major customers; competition; future capital needs of the Company; history of operating losses; and dependence upon general economic and business conditions. You should not place any undue reliance on any forward-looking statements.

Overview

The Company designs, develops, markets and supports billing and data management software and services.

The Company is comprised of three business segments: Billing and Customer Care (“BCC”), Telemanagement (“Telemanagement”) and Patent Enforcement Activities (“Patent Enforcement”). BCC designs, develops and provides customer management, billing and electronic bill presentment and analysis software and complementary services to telecommunications providers. BCC software and services are used primarily by wireline and wireless network operators and resellers to manage customer accounts, generate paper-based and electronic bills and manage customer service operations. Telemanagement designs, develops and provides software and services used by corporate, governmental and institutional end users to manage their telecommunications service and equipment costs. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.

The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, and training and consulting services.

The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments, and product lines, which provide the greatest returns on investment. The BCC segment, as compared to the other business segments, provides the predominant share of revenue, income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations which demonstrated continued increased new customer revenues complemented by a strong UK currency.

The Company’s business success in connection with the BCC and Telemanagement segments depends in part upon its continued ability to enhance the existing products and services, to introduce new products and services quickly and cost-effectively, to meet evolving customer needs, and to achieve market acceptance for new product and service offerings. Furthermore, the Company’s business success with the Patent Enforcement segment depends upon the success of the Company’s marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursues a licensing arrangement with violators rather than litigation. Patent enforcement activities involve the identification of companies which potentially infringe on the Company’s patents. Patent enforcement settlements with potential infringers, including those without license provisions, are included in patent license fee and enforcement revenues. Due to the volatile nature of patent enforcement settlements, the occurrence and size of each patent enforcement settlement can vary significantly making it difficult to forecast such future revenues.

The Company has a series of Class B common stock that is convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the average quoted market value of the Company’s Class A common stock as defined in the underlying agreement. The dilutive impact of the shares of Class A common stock issuable upon the conversion of Class B common stock, which the Company believes will be materially significant, has been excluded from the computation of basic and diluted earnings per share due to the inability of the Company to accurately estimate the ultimate number of shares to be issued.

Results of Operations–Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

Revenues from operations for the nine months ended September 30, 2004 increased $2,896,077 to $11,779,462 as compared to $8,883,385 in the prior year period. The increase in revenue was primarily the result of patent license fee and enforcement revenues combined with increased Telemanagement and BCC segment revenues. Due to the Company implementing a marketing approach in the Company’s Patent Enforcement segment, Patent license fee and enforcement revenues of $1,257,785 were recorded in the nine months ended September 30, 2004 and no similar patent license fee was recorded in the prior year period. Telemanagement segment revenue increase of $1,196,717 was primarily derived from the Company’s U.K. operations from new customer sales complemented by the continued strength of the U.K. pound. Billing revenue increase of $441,575 was derived from increased processing fees with current customers in combination with new customer revenue from customers acquired during the year ended December 31, 2003. The Company derives a substantial portion of its revenue from a single customer. This customer represented 38% of the revenues for the nine month period ended September 30, 2004 and 47% for the nine month period ended September 30, 2003. Exclusive of patent license fee and enforcement revenues such customer represented 42% and 47% of software sales, service fee and license fee revenues for the nine month periods ended September 30, 2004 and 2003, respectively.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, increased $184,424 to $3,214,317 as compared to $3,029,893 in the prior year period. The increase in costs of products and services, excluding depreciation and amortization, was related to the continued weakness in the U.S. dollar against the U.K. pound and additional costs in the U.K. to implement and manage the increase in revenue. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 31% for the current period as compared to 34% in the prior year period.

Patent License Fee and Enforcement Cost

Patent license fee and enforcement cost increased by $1,020,289 to $1,453,279 for the nine months ended September 30, 2004 as compared to $432,990 for the same prior year period. The increase is due to a contingency fee related to the patent license fee and enforcement revenues recorded in the period ended September 30, 2004 in combination with legal fees that are not subject to contingency fee arrangements.

Selling, General and Administrative Costs

Selling, general and administrative expenses decreased $76,593 to $5,306,131 compared to $5,382,724 in the prior year period. The decrease in selling, general and administrative expenses was primarily due to reduced advertising, and trade show expense partially off-set by increased employee compensation and an increase in the U.K. operation’s selling, general and administrative expenses due to the strength of the U.K. pound. In the period ended September 30, 2003, the Company incurred marketing expenses due to an effort to enhance the brand of the Company; no such expenses were incurred in the period ended September 30, 2004.

Research and Development Expense

Research and development expense increased $224,474 to $1,384,290 for the nine months ended September 30, 2004 as compared to $1,159,816 for the nine months ended September 30, 2003. The increase in expense was primarily due to the Company’s focus on the enhancement of its SmartBill® product to enable the Company to better service existing customers and attract new customers.

Depreciation and Amortization

Depreciation and amortization decreased $198,583 to $605,077 for the period ended September 30, 2004 from $803,660 in the prior year period. This decrease was primarily associated with reduced amortization expense as a result of the impairment and write-down of Magnaflex® software development costs in December 2003.

Interest Income and Other Income

Interest income decreased $9,203 to $48,053 for the nine months ended September 30, 2004 compared to $57,256 in the prior year period. The decrease in interest income was primarily associated with interest received on a Federal Income Tax refund for the period ended September 30, 2003 and no similar income for the period ended September 30, 2004.

Other income, net decreased $42,438 to $0 for the nine months ended September 30, 2004 from $42,438 in the prior year period. The prior year period recorded a patent settlement income of $58,800.

Taxes

The Company has sustained tax operating losses over the past two years, resulting in accumulated net operating loss carryforwards that could be used to reduce income tax expense in future periods. The Company’s recent historical performance makes it difficult to predict the full recoverability of these deferred tax assets; therefore, a full valuation allowance has been provided against these deferred tax assets. As a result, the Company has not recorded and does not anticipate recording significant tax charges or benefits relating to net operating income or losses in 2004.

A tax benefit of $140,000 was recorded in 2004 in connection with the resolution of prior year contingencies associated with audits of the Company’s tax filings by the IRS. The 2003 increased effective tax rate and corresponding tax benefit is primarily associated with revisions of estimates used in the 2002 tax provision.

Results of Operations–Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

Revenues from operations for the three months ended September 30, 2004 increased $1,285,478 to $4,224,222 as compared to $2,938,744 in the prior year period. The increase in revenue was primarily the result of patent license fee and enforcement revenues combined with increased Telemanagement segment revenues. Patent license fee and enforcement revenues of $600,000 were recorded in the three months ended September 30, 2004 and no similar patent license fee and enforcement revenues were recorded in the prior year period. Telemanagement segment revenue increases of $474,755 were derived from the Company’s U.K. operations from new customer sales complemented by the continued strength of the U.K. pound. The Company earns a substantial portion of its revenue from a single customer. This customer represented 38% of the revenues for the period ended September 30, 2004 and 48% for the period ended September 30, 2004. Exclusive of patent license fee and enforcement revenues such customer represented 45% and 49% of software sales, service fee and license fee revenues for the periods ended September 30, 2004 and 2003, respectively.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, increased $205,012 to $1,102,754 as compared to $897,742 in the prior year period. The increase in costs of products and services, excluding depreciation and amortization, was primarily attributable to the increase in revenue experienced in the three months ended September 30, 2004 over the prior year period. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 30% for the current period as compared to 31% in the prior year period.

Patent License Fee and Enforcement Cost

Patent license fee and enforcement cost increased by $263,818 to $416,253 for the three months ended September 30, 2004 as compared to $152,435 for the same prior year period. The increase is due to a contingency fee related to the patent license fee and enforcement revenues recorded in the period ended September 30, 2004 in combination with hourly fees on litigation that fall outside of the contingency fee agreement’s scope and no similar fees recorded in the prior year period.

Selling, General and Administrative Costs

Selling, general and administrative expenses decreased $134,702 to $1,706,232 compared to $1,840,934 in the prior year period. The decrease in selling, general and administrative expenses was primarily due to reduced selling and marketing expense incurred for the three months ended September 30, 2004 than 2003. During the three months ended September 30, 2003, the Company incurred marketing expenses due to an effort to enhance the brand of the Company. No such expenses were incurred in the quarter ended September 30, 2004.

Research and Development Expense

Research and development expense decreased $51,291 to $432,985 for the three months ended September 30, 2004 as compared to $484,276 for the three months ended September 30, 2003. The decrease in expense was primarily due to an increase in the amount of research and development efforts allocated to capital due to the Company’s focus on the enhancement of its SmartBill® product to enable the Company to better service existing customers and attract new customers.

Depreciation and Amortization

Depreciation and amortization decreased $65,717 to $184,248 for the three months ended September 30, 2004 from $249,965 in the prior year period. This decrease was primarily associated with reduced amortization expense as a result of the impairment and write-down of software development costs in December 2003.

Other Income and Expense

Interest income increased $8,617 to $19,367 for the three months ended September 30, 2004 compared to $10,750 in the prior year period. The increase in interest income was primarily associated with a higher average cash balance and an increase in the interest rate realized for the three months ended September 30, 2004 than the prior year period.

Other expense decreased $18,122 to $0 for the three months ended September 30, 2004 from $18,122 in the prior year period. The prior year period loss was primarily due to investment losses.

Taxes

The Company has sustained tax operating losses over the past two years, resulting in accumulated net operating loss carryforwards that could be used to reduce income tax expense in future periods. The Company’s recent historical performance makes it difficult to predict the full recoverability of these deferred tax assets; therefore, a full valuation allowance has been provided against these deferred tax assets. As a result, the Company has not recorded and does not anticipate recording significant tax charges or benefits relating to net operating gains or losses in 2004.

Liquidity and Capital Resources

Cash and cash equivalents increased $237,115 to $7,322,249 as of September 30, 2004 compared to $7,085,134 as of December 31, 2003. Cash flow provided by operations amounted to $1,548,079 and cash used in investing activities amounted to $1,251,761. Cash flow provided by operations was primarily attributable to the 2003 federal income tax refund and a net income from operations. Cash flows utilized in investing activities relate primarily to capitalization of software development costs.

Cash generation is predominantly from the income / (loss) from operations for each segment (see Note 9). The BCC, Telemanagement, and Patent Enforcement segments represented income / (loss) from operations for the nine months ended September 31, 2004 of $1,695,246, $149,294, and $(212,737), respectively. Corporate expenses amounted to $1,767,382 for the nine months ended September 30, 2004. The United States location generated a loss from operations for the nine months ended September 30, 2004 of $187,623, the United Kingdom location generated income from operations for the same period of $52,044.

The Company derives a substantial portion of its revenues from a single billing and billing analysis customer. This single customer generated approximately $4.4 and $4.1 million in revenue in the nine months ended September 30, 2004 and 2003, respectively. This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company.

Costs Associated with Exit or Disposal Activities. Management has deteremined that the Magnaflex® product line, one of the product lines included in the BCC segment, has been unable to attract a customer level adequate to generate a positive contribution margin. On November 12, 2004, the Board of Directors of the Company approved management’s decision to no longer market or support the Magnaflex® product line beginning in fiscal year 2005. The Company’s intangible asset associated with Magnaflex® was written-off in prior years. The Company estimates that potential costs to exit this activity, including cost of employee severance, if any, will not exceed $60,000. All such costs are expected to be determined and recorded in the fourth quarter of fiscal 2004.

Disposition of Discontinued Operations

The Company agreed to sell Xila’s assets to an unrelated third party, eGIX, on October 28, 2004. Pursuant to the Xila Agreement with eGIX, eGIX will acquire substantially all of the net assets of Xila, excluding certain cash and cash equivalents, accounts receivables, accounts payables, and accrued expenses (the “Assets”).

Assuming that the pre-closing conditions are satisfied, Xila will transfer the Assets to eGIX in consideration for (i) the payment of the purchase price of $464,000; and (ii) the assumption by eGIX of certain Xila’s liabilities arising on or after October 1, 2004. At the closing, the purchase price will be paid as follows: (i) $180,000 in cash; and (ii) a promissory note for $284,000, the principal amount of which will be reduced by the application of any monies paid by eGIX to Xila in connection with the Services Agreement described below. The non-interest bearing promissory note is to be paid in twelve equal monthly installments of $15,000 following the closing, with a final balloon payment of $104,000 due thirty days thereafter.

The closing of this transaction is contingent upon the approval of the IURC and assignment of certain existing shared tenant agreements. The Xila Agreement with eGIX can be terminated (i) at any time prior to the closing by the mutual consent of the parties; (ii) on or before February 28, 2005 if any of the pre-closing conditions set forth in the Xila Agreement with eGIX are not satisfied or waived, provided that if, as of February 28, 2005, the only condition that is not satisfied is the approval of the transaction by the IURC, then the Xila Agreement with eGIX will be extended to March 31, 2005; or (iii) by either party if the closing does not occur on February 28, 2005, subject to the extension described in (ii) above.

Pursuant to the CDS Agreement described above, upon the closing of the Xila Agreement with eGIX, Centillion Affiliates will be entitled to the number of shares of Class A common stock determined by dividing the net proceeds received by the Company in the sale of Xila’s Assets by an amount equal to 88% of the average market value of a share of Class A common stock as of the date of such sale. Assuming that the average market price of a share of Class A common stock would be $0.30 and the net proceeds collected from the sale of Xila’s Assets would be $450,000, the Company estimates that it would issue approximately 1.7 million shares of Class A common stock to Centillion Affiliates. As of the date hereof, Centillion Affiliates beneficially own, in the aggregate, the majority of the Company’s outstanding shares of each of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors of the Company.

Xila and eGIX also entered into the Services Agreement (the “Services Agreement”) on October 28, 2004, pursuant to which eGIX operates all financial aspects of Xila’s business, is entitled to the revenues of the business and is responsible for the expenses and liabilities of the business starting from October 1, 2004. In consideration for entering into the Services Agreement, Xila will be receiving $15,000 per month beginning October 31, 2004 regardless of the profitability of the business. The term of the Services Agreement continues until the earlier of (i) February 28, 2005, unless extended pursuant to the agreement of the parties, or (ii) the closing date of the Xila Agreement with eGIX. The Services Agreement can be terminated during its term only due to the inability to obtain the IURC’s approval. Provided the sale of the Assets under the Xila Agreement with eGIX closes, the monthly $15,000 payment for the period beginning February 1, 2005 will be credited against the purchase price under the Xila Agreement with eGIX. If the transaction contemplated by the Xila Agreement with eGIX is not consummated, Xila has an option to (i) continue the Services Agreement; (ii) terminate the Services Agreement and continue to use eGIX’s services as Xila’s underlying carrier; or (iii) terminate the Services Agreement and all eGIX’s services.

In connection with the Xila Agreement with eGIX and the Services Agreement, Xila and eGIX also entered into a three-year Telecommunications Services Agreement,on October 28, 2004, pursuant to which eGIX will provide local, long distance and international connectivity services to Xila and will move Xila’s customers from Xila’s present service providers to eGIX’s network, and the existing agreements between Xila and its connectivity providers will be terminated.

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

The Company records a valuation allowance against its deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of September 30, 2004, the Company has provided a valuation allowance against the Company’s deferred net tax assets related primarily to the Company’s net operating loss carryforwards due to the uncertainty of their realizability.

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

Impairment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the recoverability of the carrying value of its long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company’s long-lived assets were considered impaired during the years ended December 31, 2003 and 2002.

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

Related Party Transactions

The Company leased 20,003 square feet of office space for its corporate headquarters located at 333 North Alabama Street, Indianapolis, Indiana from an entity in which both the chairman and a major shareholder who is also a director of the Company have an ownership interest. The Company incurred $260,551 in expense for the nine month period ended September 30, 2004 and $276,817 for nine months ended September 30, 2003. The lease expires in November 2006. As of August 1, 2004, the chairman and the major shareholder who is also a director of the Company, no longer had an ownership interest in the building in which the Company leases its office space.

The Company incurred legal expenses of $839,109 and $127,049 for the nine month periods ended September 30, 2004 and September 30, 2003, respectively, related to a law firm in which the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues.

Xila leased its headquarters from an entity in which both the chairman and a major shareholder who is also a director of the Company have an ownership interest. Xila incurred approximately $17,500 and $22,500 in lease expense for periods ended September 30, 2004 and September 30, 2003, respectively. The lease terminated on July 31, 2004. Upon termination of the lease, Xila employees moved into the space currently being leased by the Company.

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

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings.

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business that are unrelated to Patent Enforcement. At the present time, these potential claims aggregate less than $100,000. The Company believes it has made sufficient provisions for these claims and that the ultimate resolution of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition or results of operations

Frontier Corporation

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

On May 5, 2004, CTIG filed a motion in the United States Bankruptcy Court for the Southern District of New York, seeking to enforce the terms of its settlement entered into on November 18, 2002. Specifically, the Company is seeking $1,000,000 plus attorneys’ fees as provided under the Settlement Agreement for the continued use of the Patents by Global Crossing after December 31, 2003. Global Crossing has opposed the motion on the basis that it has not continued to use the technology covered by the Patents. The parties have submitted the dispute to mediation which is currently ongoing.

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

The parties to both lawsuits involving BellSouth negotiated a settlement agreement in September 2004 which is reflected as revenue in the third quarter 2004 financial statements.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3 – Defaults Upon Senior Securities.

None

Item 4 – Submission of Matters to a Vote of Security Holders.

None

Item 5 – Other Information.

None

Item 6 – Exhibits and Reports on Form 8-K:

Exhibit 10.1	Asset purchase agreement between Xila Communications, LLC and eGIX, Inc. dated October 28, 2004.

Exhibit 10.2	Services agreement between Xila Communications, LLC and eGIX, Inc. dated October 28, 2004.

Exhibit 10.3	Telecommunications Services agreement between Xila Communications, LLC and eGIX, Inc. dated October 28, 2004.

Exhibit 10.4	Amendment No. 1 to Chief Executive Employment agreement between Bradley C. Houlberg and CTI Group (Holdings) Inc. dated October 20, 2004.

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 3 to Consolidated Financial Statements

Exhibit 31.1- Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2- Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Bradley Houlberg

Bradley Houlberg Chief Executive Officer	Date: November 15, 2004

/s/ Manfred Hanuschek

Manfred Hanuschek Chief Financial Officer	Date: November 15, 2004