Form 10KSB
period 2004-12-31
CTI GROUP HOLDINGS INC
filed 2005-03-31
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission file number 0-10560.

CTI Group (Holdings) Inc.

(Name of small business issuer in its charter)

Delaware	51-0308583
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 North Alabama St., Suite 240, Indianapolis, IN	46204

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (317) 262-4666

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Stock, Par Value $.01 Per Share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $16,157,984.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer based on the closing price of Class A common stock as of March 23, 2005 was $4,070,547.

Class B common stock is not traded on any exchange or The Nasdaq Stock Market and it is not quoted on the OTC Bulletin Board.

As of March 23, 2005, the number of shares of Class A common stock outstanding was 27,893,709 and the number of shares of Class B common stock outstanding was 2,833,334. As of March 23, 2005, Treasury Stock included 140,250 shares of Class A common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.

FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2004

Forward-Looking Statements

This Annual Report on Form 10-KSB (the “Annual Report”) contains “forward-looking” statements. CTI Group (Holdings) Inc. (the “Company”) is including this cautionary statement regarding forward-looking statements for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to:

•	projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;

•	statements of plans and objectives of the Company or its management or board of directors;

•	statements of future economic performance;

•	statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and

•	any statements using such words as “anticipate”, “expect”, “may”, “project”, “intend” or similar expressions.

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Annual Report to carefully consider the risk factors stated elsewhere in this document, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: ability to attract and retain customers to purchase its products, ability to commercialize and market products, technological advances by third parties and competition, capital needs of the Company, ability to obtain settlements in connection with its patent enforcement activities. The Company disclaims any intent or obligations to update forward-looking statements contained in the Annual Report.

PART I

Item 1. Description of Business

Background

CTI Group (Holdings) Inc. and subsidiaries (the “Company” or “CTI”) design, develop, market and support billing and communications management software and services solutions.

The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware in 1988, pursuant to a merger into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.

The Company is comprised of three business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute such software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while driving internal efficiencies into their invoice receipt, validation, approval and payment workflow processes. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.

The Company previously referred to its EIM segment as Billing and Customer Care. As a result of the Company’s discontinuance of its MagnaFlex® billing platform, the segment name has been changed because the Company believes that the term EIM more accurately represents the services performed by the Company.

Markets, Products, and Services

The Company is comprised of three operating business segments: EIM, Telemanagement and Patent Enforcement.

Electronic Invoice Management

EIM designs, develops and provides electronic invoice presentment, analysis and payment software that enables Internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers’ operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company primarily markets its EIM product and services in North America directly to telecommunication service providers who then market and distribute the product to their enterprise customers, which consist primarily of businesses, government agencies and institutions.

EIM Market

General. The telecommunications industry, as it relates to the EIM market segment, is comprised of those service providers who sell, resell, wholesale, or otherwise supply voice, data, video and other content delivery methods to consumers, businesses, government agencies and other end-users. Such providers perform a broad range of services including, but not necessarily limited to:

•	wireline and long distance;

•	wireless telephony and data;

•	messaging and paging;

•	IP telephony and data;

•	DSL/cable/broadband services; and

•	satellite telephony and data.

Providers of these services are typically carriers who fall into regulatory categories that include:

•	regional bell operating companies (“RBOC”s);

•	independent local exchange carriers;

•	competitive access providers;

•	competitive local exchange carriers;

•	interexchange carriers;

•	wireless carriers;

•	satellite service providers;

•	IP and data services providers; and

•	cable/broadband service providers.

Competition and integration continue to reshape the communications industry. Continued downward pressure on prices is driven by continued strong competition, the increasing replacement of wireline services with wireless alternatives, the introduction of new technologies such as voice over internet protocol (“VoIP”) and merger and acquisition activities of key service providers. As a result of such pricing pressures, the Company has been required to reduce its pricing and achieve product revenue growth through increased volume sales or processing of call detail records (“CDR”).

The industry dynamics noted above present clear opportunities for the Company’s software and service offerings. As service provider margins decline, the Company believes that it continues to deliver a value message that demonstrates how its EIM and Telemanagement solutions create competitive differentiation, stronger customer relationships, enhanced lifetime value and increased operational efficiencies.

The following market drivers are consistent across the telecommunications industry segments targeted by the Company. Each of these drivers is expected to positively impact the Company’s growth strategies and represents rationale in support of the Company’s strategic business positioning. The following trends are concurrent and are predicted to enhance the growing demand for the enhanced invoice delivery, processing and payment capabilities provided by the Company’s SmartBill® product suite.

Convergence and Complexity. The nature, size, needs and complexity of the telecommunications industry continue to change. Consolidation and service expansion continue to narrow the playing field in the Tier 1 service provider segment that includes Verizon Communications, Inc., SBC Communications, Inc., Sprint Corp/Nextel Communications, Inc. and Cingular Wireless, LLC. Opportunity exists within the Tier 1 segment but is not the primary focus of the Company. Broad opportunities exist in the smaller Tier 2, 3 and 4 market segments that include the regional, niche, and smaller markets. Expanded/bundled service offerings (local and long distance, voice and data, wireline and wireless, broadband DSL and cable-based access) are valued by end customers but add significant complexity to the customer/provider relationship. The industry has evolved around the Integrated Communications Provider (“ICP”) model. Many service providers are achieving or have developed their ICP model via acquisition and third-party resale. The Company’s EIM and Telemanagement software and services enable the ICPs to deliver a viable, integrated and converged experience to their customers – even if the providers’ internal systems and infrastructure may not yet support such integration.

Customer Relationship Management. The Internet continues to redefine the relationship between service providers and their customers. The industry has invested significant capital in an attempt to streamline its interaction with customers and prospects alike. Service providers and industry analysts view web-enabled customer self-care as the key to reducing costs by transitioning many service and support functions directly to customers. A provider who successfully migrates customer support functions onto the Web and into the hands of the customer consistently drives down costs, drives up profits and increases customer satisfaction by enabling the customer to save time, enhance convenience, and provide a greater personal level of account control.

Adoption and use of the tools extended by service providers has been disappointing. By delivering a compelling process and cost advantage to enterprise customers, the Company believes it can drive adoption and improve the self-care return on investment (“ROI”) for service providers.

Customer Ownership. Managing the life cycle and maximizing the return from, and retention of, customers are increasingly recognized to be more important than to simply focus on acquiring more customers. In an industry experiencing increased acquisition costs, accelerating customer turnover, and declining margins, it is vital to focus on retention and revenue per customer. Service providers are seeking options enabling competitive differentiation in service delivery, product bundling and customer self-care. The Company’s electronic invoice presentment and payment (“EIPP”) platform strengthens the service provider’s competitive position while optimizing key operational costs involving customer care and paper billing fulfillment.

Outsource/Service Bureau. The providers in the telecommunications industry today are demonstrating increasing reluctance to own or manage any system not related directly to their core competencies. The outsourcing/ASP delivery model represents an alternative to the risks and costs associated with rapidly changing technologies. Service providers are migrating from in-house development to packaged vendor solutions. At no time in their history has competition been so prevalent and the need to extend service portfolios so important. Companies are seeking rapid systems acquisition and implementation from outside parties.

Single Vendor Relationships. As competition continues to intensify across virtually every communications segment, carriers and service providers are looking to their billing and customer management infrastructure as one of the key differentiators. The industry is moving toward vendor relationships that can offer integrated solutions. Critical to this requirement are speed of implementation, scalability, modularity, and seamless integration with other critical business support systems. As the global telecommunications market continues to evolve, end customers will be drawn to service providers who not only offer a broad array of services but who will enable them to see all telecommunication expenditures from a single point of contact (“360º Visibility”). Whether established incumbents or new market entrants, telecommunications providers require systems that allow all services to be bundled together into value plans that encourage customer retention and adoption of additional services. Furthermore, providers require customer management systems that enable increasingly complex customer relationships to be managed through a unified, user-friendly interface into the customer database.

EIM Products and Services

The Company’s EIM product suite includes the SmartBill® and SmartBill® Connect software and services solutions. CTI’s products support the integrated communications provider model and the related need to invoice and effectively and efficiently manage their relationships with customers. Software and services are designed to collect and process data describing accounts receivable, to generate and deliver invoices, to support a customer service call center, and to interface with other business support systems. These products are mission-critical to providers inasmuch as they affect cash flow, customer relationship management and the ability to rapidly define, design, package and market competitive services more quickly and efficiently than their competitors. In the past, all sales for billing software and services were completed through the Company’s direct sales force.

SmartBill®. CTI’s flagship product is the SmartBill® system which is an electronic bill presentment and analysis tool. This product is currently sold via distributor relationships established with telecommunications providers who offer the product as a value-added element of their service offerings to business customers. Under its agreements with its distributors, CTI is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors’ end user customers.

Many times each month, CTI’s service provider clients deliver complete billing information for their SmartBill® customers to CTI. This data is then processed by CTI using its patented technology. The processed data is then made available to the service provider’s SmartBill® customers on CD-ROM or via the Internet. These customers utilize the SmartBill® end user application to create an array of standard reports or they can create customized reports through the application of filters that further refine their search for business support data. SmartBill® also enables customers to apply a flat rate or percentage mark-up for rebilling of communication charges to internal or external clients. Each month, CTI processes more than 2 billion call data records for more than 8,000 end users of CTI’s product suite.

Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create strong and lasting relationships. CTI’s relationship with its largest customers have spanned more than a decade. For the years ended December 31, 2004 and 2003, the Company had sales to a single customer aggregating $5,828,949 (36% of revenues) and $5,565,910 (42% of revenues), respectively. Such customer represents 41% and 45% of software sales, service fee and license fee revenues for the years ended December 31, 2004 and 2003, respectively. The contract with this customer contains automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2004. The loss of this customer would have a substantial negative impact on the Company’s operations and financial condition. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to alleviate production cessation.

SmartBill® Connect. is an Internet-based software solution delivered by the Company under its historic ASP business/service delivery model offering service providers a full range of Electronic-Care (“E-Care”) capabilities that can strengthen and build on existing investments in technology – preserving the full functionality of current systems – while allowing them to service and support future customer growth. The solution offers an opportunity to customers to interactively perform reporting, analysis, cost allocation, approval and, optionally, electronic-payment of their communications invoice. SmartBill® Connect empowers business customers with a tool providing 360° Visibility into communications expenditures, increased control of cost and usage information and optimization of the business processes involved in receipt, verification, approval and payment of their recurring operational expenses. The Company believes that improving the flow and control of these important business processes will promote adoption of self-care among business customers of telecommunication service providers, increase customer satisfaction and retention while lowering customer service costs.

Customers. SmartBill® Connect was released in December 2004. Throughout 2005, the Company will market the SmartBill® Connect solution to current SmartBill® customers and to additional telecommunication service providers.

Telemanagement

Telemangement provides software and services for end users to manage their usage of multi-media communications services and equipment.

Telemanagement Market, Products and Services

The Company’s primary Telemanagement products and services are comprised of Proteus Office, Proteus Trader, Proteus Enterprise, and Proteus Service Bureau (collectively, “ProteusTM ”). Telemanagement products previously included Proteus Corporate and Proteus Master which continue to be supported, but since functionality of those products is included in Proteus Enterprise and Proteus Office are no longer actively marketed or sold. Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track communications activity and to control costs associated with operating communications networks. ProteusTM performs functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling and usage patterns, toll fraud detection, directory services and integration with other private branch exchange (“PBX”) peripheral products. ProteusTM now also integrates Internet, e-mail and mobile data analysis and reporting with its traditional voice capabilities. The Company launched Proteus Enterprise, which encapsulates these different forms of communications management in late 2002. The Company’s Telemanagement products and services have been developed in and are marketed primarily in Europe. Telemanagement product sales are made through direct and distributor sales channels. In 2005, the Company will proactively market its Telemanagement products and services in North America.

The Company has also invested in enhancing its telemanagement solution for the new wave of IP telephony products and has already been approved by several leading telecom manufacturers to bundle ProteusTM with their IP solution at the source. The Company believes that this strategy positions it for global expansion, as IP technology gathers speed and market share.

As well as creating new market opportunities, this IP telephony integration provides many operational benefits, in that it requires no site visit for installation and self learns organizational data. Both of these elements have traditionally been resource hungry and often a barrier to channel sales growth.

ProteusTM is an enterprise traffic analysis and communications management software solution that is available in four versions to meet the specific needs of corporate users: Proteus Office, Proteus Trader, Proteus Enterprise, and Proteus Service Bureau.

ProteusTM Trader is aimed at the communications management requirements of the global financial investment and trading markets. Some investment banks are now using the product worldwide.

ProteusTM Enterprise and ProteusTM Office are specifically designed for general business use and respectively address the market requirements of large corporate users to small and medium sized companies.

ProteusTM Service Bureau is a hosted enterprise traffic analysis and communications management solution that is provided to customers and billed on a month to month basis.

ProteusTM is a Windows OS product that applies technology to upgrade and expand traditional call accounting and telemanagement market applications. Windows platform features, for example, include: call accounting report distribution via e-mail, call detail record polling via Internet, Intranets or wide area network, telephony applications programming interface dialer which facilitates point-and-click dialing from database-resident corporate and local directories, and 911 notification which allows organizations to assign any number of Windows-based PCs on their corporate local area network with an immediate screen-pop notification when a 911 call is made (the screen-pop pinpoints the caller’s exact location within the building).

Customers. Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment, and more recently mobile, Internet and e-mail technologies. The Company’s clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities, government agencies and investment banks. CTI anticipates that it can further expand its products and services through internal development of its own technological capabilities, by seeking to partner with companies offering complementary technology or by pursuing possible acquisitions.

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

Patent Enforcement Activities

CTI owns two patents, TransAct SM , which cover a method and process to prepare, display, and analyze usage and cost information for services including, but not limited to, telecommunications, financial card services, and utilities (e.g., electricity, oil, gas, water). The TransAct SM patents expire in 2011. The information can be provided to a user in an advantageous format that allows the user to quickly and easily retrieve, display, and analyze the information. The systems covered by these patents enable customer data to be sorted and processed in a manner so that the customer’s generation of reports is much faster than using a non-patented method. This patented TransAct SM technology is incorporated in the Company’s SmartBill® product. Other companies have developed programs to replicate this patented process that the Company believes violate its patents.

The Company’s patent enforcement activities involve the licensing, protection, enforcement and defense of the Company’s intellectual property and rights. The Company has instituted a marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursues a licensing arrangement with violators rather than litigation.

The Company has undertaken numerous enforcement activities, in which it has been successful in certain instances in enforcing its patents. As a matter of course, the defense of an outstanding lawsuit attacks the validity of the patents. The Company does not anticipate that such attack will be successful but the results of litigation are difficult to predict. There can be no assurance that the Company will continue to be successful in enforcing its patents in the future or potentially be defeated in its enforcement activities, which could then jeopardize the successful future enforcement activities. See Part I – Item 3. “Legal Proceedings.”

Employees

As of December 31, 2004, CTI employed 97 people on a full-time basis: 66 located in the United States and 29 located in the United Kingdom. None of the Company’s employees are represented by a labor union. The Company does not employ part-time employees. In addition, Xila employed 2 people on a full-time basis in the United States. The Company believes it maintains a good relationship with its workforce.

Intellectual Property

Patents. See “Patent Enforcement Activities” above.

Trademarks. The Company maintains registered trademarks. The main registered trademarks relate to its main EIM product SmartBill® and the CTI name. The Company currently has a service mark on its patented process, TransAct SM. The Company also has a pending trademark on its Telemanagement product, ProteusTM.

Technology, Research & Development

The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2004, research and development expenditures amounted to approximately $3,283,000 including approximately $1,491,000 in capitalized costs. In 2003, research and development expenditures amounted to approximately $2,164,000 including approximately $464,000 in capitalized costs. Capitalized software costs related to the development of the SmartBill® and SmartBill® Connect next generation releases.

Governmental Regulations

CTI does not believe that compliance with federal, state, local or foreign laws or regulations, including compliance with federal, state, local and foreign environmental laws and regulations, has a material effect on its capital expenditures, operating results or competitive position, or that it will be required to make any material capital expenditures in connection with governmental laws and regulations. Except for the Company’s discontinued operations of Xila, the Company is not subject to industry specific laws or regulations. Xila, prior to its sale in January 2005, was subject to regulatory approval to conduct business by the Telecommunications Division of the Indiana Utility Regulatory Commission (the “IURC”).

Competition

CTI competes with a number of companies that provide products and services that serve the same function as products and services provided by CTI.

EIM. The delivery of multiple telecommunications services from a single provider requires the service provider to present a single and comprehensive view of all of its services to the end customer. Prior to the release of

SmartBill® Connect, the Company’s value message to the service provider focused on supporting the provider’s enterprise customers who had complex service mixes and difficult to manage billing hierarchies. As such, the Company competed in a very narrowly defined niche. The Company found itself competing against Electronic Bill Presentment and Payment providers whose web-based solutions were positioned as a single solution that could support large users while delivering presentment and payment to the entire spectrum of end customers. With SmartBill® Connect, the Company maintains its previous functional capabilities while now being able to scale functionality and deliver Internet-based presentment and payment to the smallest of users. The Company believes that it is now able to compete directly with providers of Electronic Billing Analysis (“EBA”) and with providers of Electronic Bill Presentment and Payment (“EBPP”) solutions. This combination positions the Company as a provider of Electronic Invoice Management that delivers content-and-capability bundles that are defined differently for different market segments.

There are only a few competitors selling a product that directly competes with SmartBill®. However, several telecommunications companies offer a similar product using in-house resources. The Company’s main source of differentiation from its competitors, in the EIM segment is via technology. The Company has two patents on its SmartBill® and SmartBill® Connect processes. These patents enable customer data to be sorted in a manner so that the customer’s generation of reports is much faster than using a non-patented method.

The Company’s major competitors include: CheckFree Services Corp., edocs, Inc., Amdocs Limited, Veramark Technologies, Inc., Info Directions, Inc. In addition to these direct competitors, the Company faces intense competition from internal IT within the service providers’ business operations.

Telemanagement. The Company’s Telemanangement segment operates in a highly fragmented market. Competitors, such as Avotus® Corporation, BTS, Softech, Inc., Oak Tiger, and Veramark Technoligies, Inc. compete against the Company in the Telemanagement sector. The Company differentiates itself from its competitors based on technology. Proteus TM integrates with a wide variety of telephone systems and third party applications such as dealer boards and voice recording equipment. Proteus TM also connects directly over the local area network, which eliminates the need for cables that are associated with similar products.

Asset Impairment

SFAS 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. In the fourth quarter of 2003 it was determined that revised future sales and operating profit projections attributable to the MagnaFlex® product supported a recorded net realizable value which was substantially less than the carrying value. In December 2003, the Company recorded an impairment charge of $339,030 related to the write-down of the remaining capitalized development costs of its MagnaFlex® product. As of December 31, 2004, the Company has discontinued the MagnaFlex® product line and accordingly, there is no remaining net asset relating to capitalized MagnaFlex® development costs as of December 31, 2003 or December 31, 2004.

Merger

On February 12, 2001, Centillion Data Systems, Inc. (“Centillion”) consummated a merger (the “Merger”) with the Company. Simultaneous with the Merger with Centillion, the Company acquired Celltech Information Systems, Inc. (“Celltech”).

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of the Company’s Class A common stock and 2,833,334 shares of the Company’s Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company’s Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger with Centillion had been accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company’s common stock and control the Company after the Merger.

Centillion’s patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the “Centillion Data Systems, LLC” or “Tracking LLC”). Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to Tracking LLC, 2,833,334 newly authorized shares of the Company’s Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of Tracking LLC. Under the Merger agreement, until February 12, 2006 shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by 88% of the average market price of Class A common stock. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company’s equity interest in, or the assets of, Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company’s receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by the average market price of Class A common stock. The average market price of a share of Class A common stock is determined by the average of the last reported sales price over the period of the most recent twenty consecutive business days before such date. If Class B common stock were converted into Class A common stock as of December 31, 2004, such conversion would result in a materially significant dilution to holders of Class A common stock.

The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition of Celltech. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated intangibles in connection with the Merger in existence as of December 31, 2004 were estimated to have various estimated original lives ranging from 3 to 4 years.

The former Centillion businesses that were not related to the billing business were transferred in 2000 and 2001 prior to the Merger to a limited liability company, CDS Holdings, LLC (“CDS”), along with other additional assets in exchange for a promissory note (the “Promissory Note” or “Note”). The former Centillion stockholders and directors (“Centillion Affiliates”) owned CDS. Centillion Affiliates beneficially own, in the aggregate, the majority of the Company’s outstanding shares of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors and employees of the Company.

CDS issued the Note to the Company. The fair value of the original Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred businesses by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. To secure the payment of the Note, CDS granted the Company a security interest in substantially all of CDS’ assets, which had been transferred to CDS from Centillion prior to the Merger. The Company ascribed no net value to the Note in its financial statements as a result of the uncertainty related to the realizability of the Note. In connection with the Merger, the Company was obligated to issue shares of Class A common stock to Centillion Affiliates for principal payments on the Note at a per share value of 88% of the average market value of Class A common stock at the time of issuance.

CDS Agreement

On December 31, 2003, the Company and CDS entered into an Asset Purchase Agreement (the “CDS Agreement”). Pursuant to the CDS Agreement, the Company acquired the net assets (the “Assets”) of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution and liquidation of CDS. CDS’ membership interest (“Xila Interest”) in Xila Communications, LLC (“Xila”) constituted most of the Assets purchased by the Company under the CDS Agreement. Xila operated as a telecommunications carrier in the State of Indiana pursuant to the certificates of territorial authority issued by the IURC. CDS transferred the assets to the Company in exchange for (i) the cancellation of the Note; (ii) the Company’s payment or performance, when due, of certain assumed obligations of CDS; and (iii) the Company’s performance, when due, of the post-closing covenants contained in the CDS Agreement. Xila provided the Company’s telecommunications services.

The Company’s post-closing covenants required the Company (i) to issue the number of shares of Class A common stock to Centillion Affiliates, on or before June 30, 2005, determined by dividing the fair market value of the Assets, excluding the value of the Xila Interest, by an amount equal to 88% of the average market value of a share of Class A common stock as of December 31, 2003; and (ii) to use the Company’s commercially reasonable efforts to sell the Xila Interest or all or substantially all of Xila’s assets to a third party on or before June 30, 2005 and to issue to Centillion Affiliates the number of shares of Class A common stock determined by dividing the net proceeds received by the Company in such sale by an amount equal to 88% of the average market value of a share of Class A common stock as of the date of such sale. The Centillion Affiliates received 203,689 shares of Class A common stock under Paragraph (i) above. Of the Class A common stock issued to Centillion Affiliates: (i) 170,469 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority shareholder of the Company; (ii) 12,738 shares were issued directly to, and to an entity affiliated with, Mr. Garrison, the Company’s Chairman of the Board and (iii) 6,687 shares were issued to employees of the Company who are not deemed to be executive officers of the Company.

In the first quarter of 2004, the shares of Class A common stock were issued and a reclassification was made between additional paid in capital and Class A common stock par value in the Statement of Stockholders’ Equity and Comprehensive Income / (Loss).

The aggregate carrying value of the Assets received under the CDS Agreement amounted to approximately $67,000, which consisted of $49,000 in cash and $7,000 in various net assets attributable to CDS and $11,000 attributable to the net assets of Xila. Prior to the cancellation of the Note on December 31, 2003, the Company ascribed no net value to the Note in its financial statements as a result of the uncertainty related to the realizability of the Note. In addition, the Company has recorded in additional paid in capital a realized $1,330,905 tax benefit associated with the cancellation of the Note. Any future realization of tax benefits associated with the Note cancellation will also be reflected in additional paid in capital. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations, the financial statements of CDS and the Company, which are under common control, have been combined on an “as if” pooling basis. The Company sold Xila on January 21, 2005 as stipulated in the CDS Agreement. Therefore, the historical results have been presented as discontinued operations in the consolidated financial statements.

Discontinued Operations and the Xila Agreement

Pursuant to the Company’s post-closing covenants setforth in the CDS Agreement, the Company agreed to sell Xila’s assets to eGIX, Inc., an Indiana corporation (“eGIX”), and, on October 28, 2004, Xila entered into an Asset Purchase Agreement with eGIX (the “Xila Agreement”). Pursuant to the Xila Agreement, eGIX acquired substantially all of the assets of Xila, excluding certain cash and cash equivalents, accounts receivables and prepaid expenses (the “Assets”).

On January 21, 2005, after receiving the necessary regulatory approvals and consents as required under the Xila Agreement, the sale of the Assets was consummated, in connection with which the Company received the purchase price of $464,000 consisting of $180,000 cash payment and a non-interest bearing promissory note for $284,000. The promissory note is to be paid in twelve equal monthly installments of $15,000 following the closing, with a final balloon payment of $104,000 due thirty days thereafter.

As a result of the consummation of the sale of the Xila’s Assets, Centillion Affiliates received 1,140,564 shares of Class A common stock of the Company. Of the Class A common stock issued to Centillion Affiliates: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority shareholder of the Company; (ii) 71,323 shares were issued directly to, and to an entity affiliated with, Mr. Garrison, the Company’s Chairman of the Board and (iii) 37,442 shares were issued to employees of the Company who are not deemed to be executive officers of the Company.

In connection with the Xila Agreement, Xila and eGIX also entered into the Services Agreement (the “Services Agreement”) dated October 19, 2004, pursuant to which eGIX operated all financial aspects of Xila’s business, was entitled to the revenues of the business and was responsible for the expenses and liabilities of the business starting from October 1, 2004. In consideration for entering into the Services Agreement, Xila was receiving $15,000 per month from October 31, 2004 until January 21, 2005 regardless of the profitability of the business. The term of the Services Agreement continued until the earlier of (i) February 28, 2005, unless extended pursuant to the agreement of the parties, or (ii) the closing date of the Xila Agreement. The Services Agreement could be terminated during its term only due to the inability to obtain the IURC’s approval.

In connection with the Xila Agreement and the Services Agreement, XILA and eGIX also entered into a three-year Telecommunications Services Agreement on October 28, 2004, pursuant to which eGIX would provide local, long distance and international connectivity services to Xila and would move Xila’s customers from Xila’s present service providers to eGIX’s network, and the existing agreements between Xila and its connectivity providers would be terminated.

At the closing of the Xila Agreement on January 21, 2005, the Services Agreement and Telecommunications Services Agreement were terminated pursuant to the terms of the foregoing agreements.

In the first quarter of fiscal 2005, Xila changed its name to XC, LLC.

Risk Factors

The following risk factors could impact the Company’s financial and operating performance:

Since the Company derives a substantial percentage of its revenue from contracts with a few customers, the loss of one or all of these customers could have a negative impact on the Company’s profitability.

The Company derives a substantial portion of its revenues from a few customers. A single customer generated approximately $5,800,000 (36% of total revenue) in revenues in fiscal 2004 and $5,600,000 (42% of total revenue) in fiscal 2003. Although that customer’s contract now includes an automatic annual renewal provision effective each March, it does contain a four months prior notification termination clause. The loss of that customer would have a substantial negative impact on the Company’s operations.

The Company may not be successful in developing or in launching its new software products and services.

The Company invests significant resources in the research and development of new and enhanced software products and services. Because the Company was not successful in launching and selling its MagnaFlex® product it was discontinued, and in 2003 the Company recorded an impairment charge of approximately $339,000. The Company incurred research and development expenses of approximately $1,792,000 and $1,700,000 during 2004 and 2003, respectively. In addition, the Company incurred and capitalized approximately $1,491,000 and $464,000 in internal software development costs which were primarily related to next generation releases of SmartBill®. The net book value of capitalized software amounted to $1,711,639 at December 31, 2004. In December 2004, the Company released SmartBill® Connect. Although the Company believes it will be successful in launching SmartBill® Connect, the Company can not assure you that it will be successful in its efforts. The Company’s failure to successfully launch and sell SmartBill® Connect could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on its operating results.

The telecommunications billing services industry is subject to continually evolving industry standards and rapid technological changes to which the Company may not be able to respond.

The markets for the Company’s software products and services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company’s business success will depend in part upon its continued ability to enhance the existing products and services, to introduce new products and services quickly and cost-effectively, to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. The Company may not be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that the Company’s competitors will not develop competitive products, or that any new competitive products will not have an adverse effect on its operating results. The Company’s products are consistently subject to pricing pressure.

The Company intends further to refine, enhance and develop some of its existing software and billing systems and to change all of its billing and accounts receivable management services operations over to the most proven software systems and technology to reduce the number of systems and technologies that must be maintained and supported. There can be no assurance that:

•	the Company will be successful in refining, enhancing and developing its software and billing systems in the future;

•	the costs associated with refining, enhancing and developing these software products and billing systems will not increase significantly in future periods;

•	the Company will be able to successfully migrate its billing and accounts receivable management services operations to the most proven software systems and technology; or

•	the Company’s existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

The Company may not be able to compete successfully in segments, which would have a negative impact on the Company’s results of operations.

The Company competes with a number of companies in both the United States and United Kingdom that provide products and services that serve the same function as those provided by the Company, many of which are larger than the Company and have greater financial resources and better name recognition for their products than the Company does. Although the Company operates in a highly fragmented market, numerous competitors in the United States and the United Kingdom provide products and services comparable to the Company’s products and services which have the potential to acquire some or all of the Company’s market share in their respective geographic markets.

The Company may be unable to protect its TransAct SM technology and enforce its intellectual property rights, which will have a negative impact on the Company’s results of operations.

The Company owns two patents used in its TransAct SM technology which cover a method and process to prepare, display, and analyze usage and cost information for services such as, but not limited to, telecommunications, financial card services, and utilities. The patented TransAct SM technology is incorporated in the Company’s SmartBill® product, which is the flagship product of its EIM segment representing 50% of revenues in fiscal 2004. Other companies have developed programs which replicate the TransAct SM technology and which the Company believes violates its patents. Although the Company has undertaken enforcement activities, including litigation, to protect or enforce its patents, the Company cannot assure that the steps taken to protect the TransAct SM process will always be successful. The Company’s failure to enforce its intellectual property rights will have a negative impact on the Company’s results of operations. The patents expire in 2011.

The Company’s business may suffer as a result of the settlement of outstanding patent claims.

The Company has written letters and filed lawsuits claiming the possible infringement of its patents in connection with the TransAct SM technology. The Company entered into various settlements in prior actions and the Company may negotiate additional settlements in the future. Those settlements provided substantial cash payments to the Company and, in return, the Company waived its claims for past patent violations and granted in certain instances one time purchase of ongoing licenses to use the technology to the parties involved in those actions. See Part I – Item 3. “Legal Proceedings.” Although the Company strives to arrange for continued licensing revenue stream in the case of potential infringers, the Company may not be successful in negotiating such licensing agreements. Since those parties are the Company’s potential customers, the effect of granting one time purchase of ongoing licenses as well as the fact that the Company brought legal claims against those parties could reduce its ability to find new customers for the Company’s products.

The Company is subject to many risks associated with doing business outside the United States.

The Company faces many risks in connection with its operations outside the United States, including, but not limited to:

•	adverse fluctuations in currency exchange rates;

•	political and economic disruptions;

•	the imposition of tariffs and import and export controls; and

•	increased customs or local regulations.

The occurrence of any one or more of the foregoing could have a material negative effect on the Company’s results of operations.

The Company may not be successful when it enters new markets and that lack of success could limit the Company’s growth.

As the Company enters into new markets outside the United States, including countries in Asia and Europe, it faces the uncertainty of not having previously done business in those commercial, political and social settings. Accordingly, despite the Company’s best efforts, the likelihood of success in each new market, which the Company enters, is unpredictable for reasons particular to each new market. For example, the Company’s success in any new market is based primarily on strong acceptance of its products and services in such market. It is also possible that some unforeseen circumstances could arise which would limit the Company’s ability to continue to do business or to expand in that new market. The Company’s potential failure to succeed in the new markets would limit its ability to expand and grow.

Control of the Company is concentrated among its directors and executive officers and their respective affiliates who can exercise significant influence over all matters requiring stockholder approval.

As of March 23, 2005, the Company’s directors and executive officers and their respective affiliates owned 70.8% of the outstanding Class A common stock and 90.0% of the outstanding Class B common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of the Company.

Conversion of the shares of the Company’s Class B common stock into the shares of the Class A common stock will result in a materially significant dilution of stockholders’ ownership interest in the Class A common stock.

As of March 23, 2005, the Company had 2,833,334 shares of the Class B common stock issued and outstanding. These shares are convertible into the Class A common stock with the conversion ratio based on a formula which is described in Part I – Item 1. “Description of Business – Merger.” To the extent the shares of the Class B common stock are converted into the shares of the Class A common stock, such conversion would result in a materially significant dilution of stockholders’ ownership interest in the Class A common stock.

Despite profitability in 2004, the Company remains in an accumulated deficit position.

The Company reported cumulative accumulated deficits of approximately $15.3 million at December 31, 2004. Although the Company has returned to profitability in fiscal 2004 and developed a business plan and implemented a number of programs designed to maintain the Company’s profitability, there can be no assurance that its business plan adequately addresses the circumstances and situations which resulted in the Company’s losses of $2,501,175 in 2003 and $5,390,321 in 2002.

Item 2. Description of Property

Rent and lease expense was $617,800 and $732,053 for the years ended December 31, 2004 and 2003, respectively. The Company leases office space consisting of 20,003 square feet in Indianapolis in the United States at an annual rent of $289,277 per year. The Indianapolis office space lease expires in November 2006. The Company leases 3,485 square feet of office space in the U.K. at an annual rate equivalent to $87,300 per annum. The U. K. lease expired in January 2005. The UK landlord has allowed the Company to remain in the office space on a month-to-month basis at the existing lease rate, with the understanding that the parties will actively negotiate a new or amended lease agreement. The Company is actively negotiating a long-term extension to the original UK lease. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.

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

Frontier Corporation/Global Crossing North America, Inc.

The Company is a plaintiff in a lawsuit for patent infringement under 35 U.S.C. §271 et seq. against Frontier Corporation (“Frontier,” now known as Global Crossing North America, Inc. (“Global Crossing”)) in the United States District Court for the Southern District of Indiana. On December 21, 1998, the Company filed its original complaint against Frontier. The Company’s lawsuit seeks treble money damages, attorneys’ fees and an injunction for infringement of its two billing and management system patents, namely U.S. Patent Nos. 5,287,270 and 5,325,290 (collectively, the “Patents”).

The Company entered into a Settlement Agreement with Global Crossing on November 18, 2002 in which the parties agreed to dismiss the lawsuit and exchange mutual releases. The Settlement Agreement, which was approved by the Bankruptcy Court administering the bankruptcy of Global Crossing on November 19, 2002, provides that the Company has a general unsecured claim in the amount of $5,000,000 and an administrative expense claim in the amount of $750,000 against Global Crossing, which will be paid on the effective date of the plan of reorganization. The Settlement Agreement further provides that the Company grants a fully paid up license until December 31, 2003 to Global Crossing to use any product, method or process covered by the Patents. The Settlement Agreement further provides an option to Global Crossing to purchase a license under the Patents after December 31, 2003 for $1,000,000. In December 2003, Global Crossing emerged from bankruptcy and the Company received payment of the administrative expense claim. In May 2004, the Company received cash in the amount of $22,189 and 9,262 shares of Global Crossing Limited common stock for payment of the Company’s $5,000,000 general unsecured claim.

On May 5, 2004, the Company filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking to enforce the terms of its Settlement Agreement entered into on November 18, 2002. Specifically, the Company is seeking $1,000,000 plus attorneys’ fees as provided under the Settlement Agreement for the continued use of the Patents by Global Crossing after December 31, 2003. Global Crossing opposed the motion on the basis that it had not continued to use the inventions covered by the Patents. The parties submitted the dispute to mediation which is currently ongoing.

CallVision, Inc.

The Company was a defendant in a lawsuit filed on April 17, 2003 by CallVision, Inc. (“CallVision”) in the United States District Court for the Western District of Washington. CallVision sought in the action: (i) a declaration that it is not infringing the Company’s Patents; (ii) a declaration that the Patents are invalid; and (iii) unspecified damages based upon the Company’s purported tortious interference with CallVision’s business relations and alleged acts of unfair competition under Washington State law. The Company asserted counterclaims alleging infringement of its Patent No. 5,287,270.

In May 2004, the parties entered into a Memorandum of Understanding to settle the action. The Court dismissed the action and counterclaims in September 2004 after being notified of the execution of the Memorandum of Understanding. The parties entered into a formal settlement agreement in December 2004.

Telecommunications Services, Inc.

The Company was a defendant in a lawsuit filed on November 6, 2003 by Telecommunications Services, Inc. (“TSI”) seeking a declaratory judgment of non-infringement of the Patents in the United States District Court for the Middle District of Florida. The Company filed a motion seeking to dismiss the complaint filed by TSI or, alternatively, to transfer the case to the Southern District of Indiana.

The Company was also a plaintiff in a lawsuit for patent infringement under 35 U.S.C. §271 et seq. filed against TSI in the United States District Court for the Southern District of Indiana on November 6, 2003. This lawsuit sought treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270. TSI filed a motion seeking to dismiss the complaint filed by the Company or, alternatively, to transfer the case to the Middle District of Florida.

Both lawsuits were settled and the revenue for the settlement was recorded in the quarter ended March 31, 2004. The lawsuit filed in the United States District Court for the Southern District of Indiana was dismissed on May 24, 2004, and the lawsuit filed in the United States District Court for the Middle District of Florida was dismissed on June 1, 2004.

BellSouth Corporation et al.

The Company filed a lawsuit for patent infringement under 35 U.S.C. §271 et seq. against BellSouth Corporation (“BellSouth”), Citizens Communications, Inc., Convergys Corporation, Mid America Computer Corporation, Qwest, Telephone Data Systems, Inc. and Traq-Wireless, Inc. in the United States District Court for the Southern District of Indiana on January 12, 2004. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270.

The Company settled with defendant Telephone Data Systems, Inc. and dismissed its complaint against it on July 16, 2004. The Company also settled with defendant Traq-Wireless, Inc. and dismissed the complaint against it on July 30, 2004. The Company dismissed its complaint against Mid America Computer Corporation on April 12, 2004 and against Citizens Communications, Inc. on July 22, 2004. The Company has amended its complaint to substitute Qwest Corporation and Qwest Communications International, Inc. as defendants instead of Qwest.

On May 21, 2004, an action was brought against the Company in the United States District Court for the Northern District of Georgia by BellSouth Telecommunications, Inc., BellSouth Business Systems, Inc. and BellSouth Billing, Inc. seeking a declaratory judgment of non-infringement and invalidity of the Company’s Patent No. 5,287,270. The parties to both lawsuits involving BellSouth negotiated a settlement agreement in September 2004, and the revenue for the settlement was recorded in the quarter ended September 30, 2004. The complaint against Bellsouth was dismissed on October 4, 2004.

Convergys Corporation filed a motion to dismiss for lack of personal jurisdiction on June 1, 2004. The Court entered an opinion and order denying this motion to dismiss on December 8, 2004.

Qwest Corporation filed a motion in the United States District Court for the Southern District of Indiana seeking to dismiss the complaint against it on jurisdictional grounds or, alternatively, to transfer the case to the United States District Court for the Western District of Washington. The parties then engaged in jurisdictional discovery. On February 14, 2005, the United States District Court for the Southern District of Indiana denied the motion as moot in light of the consolidation of this action with the action disclosed below under “Qwest Corporation,” but gave Qwest Corporation a 30 days leave to renew its motion.

Citizens Communications, Inc.

The Company is a plaintiff in a lawsuit for patent infringement of the Company’s Patents under 35 U.S.C. §271 et seq. filed against Citizens Communications, Inc. in the United States District Court for the District of Delaware on July 15, 2004. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270.

Qwest Corporation

On May 11, 2004, an action was brought against the Company in the United States District Court for the

Western District of Washington by Qwest Corporation seeking a declaratory judgment of non-infringement and invalidity of the Company’s Patent No. 5,287,270. An amended complaint was filed on July 13, 2004 adding Qwest Communications Corporation to that action. The Company filed a motion with the United States District Court for the Western District of Washington seeking to dismiss that action or, in the alternative, to transfer it to the United States District Court for the Southern District of Indiana.

On November 12, 2004, the United States District Court for the Western District of Washington granted the Company’s motion to the extent of transferring the action to the United States District Court for the Southern District of Indiana. The Company asserted counterclaims alleging patent infringement and the United States District Court for the Southern District of Indiana then consolidated the transferred action with the pending patent infringement lawsuit disclosed above under “BellSouth Corporation et al.”

BT Group PLC

The Company is a plaintiff in a lawsuit filed against BT Group PLC for infringement of European Patent (UK) No. EP 0541535 B1 in connection with the Billing Analyst product used by BT Group PLC. The lawsuit was filed on October 6, 2004 in the Patents County Court in London, UK. The Company seeks the payment of damages and costs, an injunction and destruction of infringing articles.

Item 4. Submission of Matters to a Vote of Security Holders

There was no Annual Meeting of the Stockholders of the Company held in 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The shares of the Company’s Class A common stock, $0.01 par value per share, are quoted on the OTC Bulletin Board (Symbol “CTIG”). Class B common stock is not traded on any exchange or The Nasdaq Stock Market and it is not quoted on the OTC Bulletin Board. The table below sets forth for the indicated periods the high and low bid price ranges for Class A common stock as reported by the OTC Bulletin Board. These prices represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Quarterly Class A Common Stock Price Ranges

	2004		2003
	High	Low	High	Low
1st Quarter	$0.63	$0.32	$0.23	$0.15
2nd Quarter	$0.42	$0.28	$0.29	$0.13
3rd Quarter	$0.40	$0.30	$0.28	$0.20
4th Quarter	$0.46	$0.28	$0.45	$0.16

At March 23, 2005, the close price for such shares was $0.50.

At March 23, 2005, the number of stockholders of record of the Company’s Class A common stock was 470 and the number of stockholders of record of Class B common stock was 13.

No dividends were paid on the Company’s common stock in the years ended December 31, 2004 and 2003.

For the information regarding the Company’s equity compensation plans, see Part III, Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

On December 31, 2003, the Company and CDS entered into the CDS Agreement. See the description of the CDS Agreement in Part I, Item 1 of this Form 10-KSB. Pursuant to the CDS Agreement, as of December 31, 2003, the Centillion Affiliates were entitled to 203,689 shares of Class A common stock, as partial consideration for the Assets acquired by the Company. The Company issued such shares on May 11, 2004 in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based upon a determination that the Centillion Affiliates were sophisticated investors, had access to, and were provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

The Company is comprised of three business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute such software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while driving internal efficiencies into their invoice receipt, validation, approval and payment workflow processes. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.

The Company previously referred to its EIM segment as Billing and Customer Care. As a result of the Company’s discontinuance of its MagnaFlex® billing platform, the segment name was changed because the Company believed that the term EIM was a more accurate representation of the services performed by the Company.

The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and enforcement revenues.

The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations which demonstrated strong new customer revenues in the fourth quarter of 2003 and for the year ended December 31, 2004 complemented by a strong UK currency. Although the Company believes that the Patent Enforcement segment offers the highest license revenue and cash generation potential, the Company has reported only $1.8 million and $750,000 in license fee revenue and enforcement settlements in 2004 and 2003, respectively, compared to revenue in the EIM segment of $9.1 million and $8.6 million in 2004 and 2003, respectively, and Telemanagement revenue of $5.3 million and $3.8 million in 2004 and 2003, respectively.

The Company’s business success in connection with the EIM and Telemanagement segments depends in part upon its continued ability to enhance the existing products and services, to introduce new products and services, including SmartBill® Connect, quickly and cost-effectively to meet evolving customer needs, and to achieve market acceptance for new product and service offerings. Furthermore, the Company’s business success with the Patent Enforcement segment depends upon the success of the Company’s marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursues a licensing arrangement with violators rather than litigation. Patent enforcement activities involve the identification of companies which potentially infringe on the Company’s patents. Patent enforcement settlements with potential infringers, including those without license provisions, are included in patent license fee and enforcement revenues. Due to the volatile nature of patent enforcement settlements, the occurrence and size of each patent enforcement settlement can vary significantly making it difficult to forecast such future revenues.

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

Results of Operations (Year Ended December 31, 2004 Compared to Year Ended December 31, 2003)

Revenues.

Revenues from operations increased $2,939,190 to $16,157,984 as compared to $13,218,794 in the prior year period. The 22% increase in revenue was primarily the result of patent license fee and enforcement revenue combined with increased software sales, service fee and license fee revenue from existing customers. Due to the Company implementing a marketing approach in the Company’s Patent Enforcement segment, patent license fee and enforcement revenues of $1,810,065 were recorded in 2004 as compared to $840,000 in 2003. The Telemanagement segment revenue increase of $1,474,160 was primarily derived from the Company’s U.K. operations from new customer sales complemented by the continued strength of the U.K. pound. The EIM segment revenue increase of $494,965 was derived from increased processing fees with current customers in combination with new customer revenue from customers acquired during the year ended December 31, 2003. A major customer represented 36% of revenues for year ended December 31, 2004 and 42% of revenue for the year ended December 31, 2003, and such customer represented 41% of software sales, service fee and license fee revenues for the year ended December 31, 2004 and 45% for the year ended December 31, 2003.

Costs of Products and Services Excluding Depreciation and Amortization.

Costs of products and services, excluding depreciation and amortization, increased $274,624 or 6.9% to $4,264,454 as compared to $3,989,830 in the prior year period. The increase in costs of products and services, excluding depreciation and amortization, was primarily attributable to the Company’s increased installation costs in the Company’s U.K. operations associated with new customer sales. The cost of products and services for software sales, service fee and license fee revenues, excluding depreciation and amortization, was 30% for the current year as compared to 32% in the prior year period. The Company’s cost structure is relatively fixed and as a result, increased revenues generally generate improved margins.

Patent License Fee and Enforcement Costs.

Patent license fee and enforcement costs increased $742,515 or 89.9% to $1,568,553 as compared to $826,038 in the prior year period. The increase in costs was due to increased contingency fees related to the increased patent license fee and enforcement revenues recorded in 2004 of $385,257 as compared to $175,000 of such fees in 2003 combined with legal fees that were not subject to contingency fee arrangements.

Selling, General and Administrative Costs.

Selling, general and administrative expenses increased $27,890 to $7,137,623 compared to $7,109,733 in the prior year period. The slight 0.4% increase was primarily attributed to the Company’s emphasis on cost containment in order to maintain the cost efficiencies realized in prior years.

Research and Development Expense.

Research and development expense increased $92,450 or 5.4% to $1,792,431 compared to $1,699,981 in the prior year period. The increase in expense was primarily due to the Company’s increase in staffing due to the focus on the enhancement of its SmartBill® products to enable the Company to better service existing customers and attract new customers. Research and development expense relates primarily to personnel costs.

Impairment Charges.

The Company did not incur any impairment charges in the year ended December 31, 2004 but recorded an impairment charge in the year ended December 31, 2003 of $339,030 related to the asset impairment associated with the projected recovery of investment for the MagnaFlex® product. See “Impairment” below.

Depreciation and Amortization.

Depreciation and amortization decreased $293,234 or 27.2% to $784,059 compared to $1,077,293. The decrease was primarily attributable to reduced depreciable and amortizable assets in 2004 primarily related to the $339,030 impairment of capitalized MagnaFlex® development costs recognized in 2003.

Interest Income and Other Income.

Interest income increased $32,593 or 68.4% to $80,237 for the fiscal year ended December 31, 2004 compared to $47,644 in the prior year period. The increase in interest income was associated with an increased weighted average cash and cash equivalent on hand during 2004 compared to 2003. Other income for the fiscal year ended December 31, 2004 amounted to $9,775 compared to $182 in the prior year period. The increase in other income was primarily attributable to the Company recording a gain on the sale of long-lived assets in 2004 and no corresponding gain in 2003.

Taxes.

The tax benefit in 2004 was primarily attributable to a tax benefit of $188,847 being recorded in 2004 in connection with the resolution of prior year contingencies associated with audits of the Company’s tax filings by the IRS plus the realization of the net operating loss carryforward related to the Company’s UK operations which previously had a valuation allowance established. The tax expense in 2003 was primarily attributable to the Company establishing a valuation allowance against the U.S. net operating loss carryforwards due to the uncertainty of the realization of these carryforwards.

Liquidity and Capital Resources

Historically, our principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet our business objectives. Cash and cash equivalents increased by $836,546 to $7,921,680 as of December 31, 2004 from $7,085,134 as of December 31, 2003. Cash provided by operations was $2,635,444 and cash used in investing activity was $1,778,767 for the year ended December 31, 2004. Cash flow provided by operations was primarily attributable to the Company recognizing net income of $914,037 and $1,560,173 of cash realized from the collection of income tax refunds. Cash flows utilized by investing activities related primarily to capitalized costs incurred in the development of the Company’s SmartBill® Connect product which was released in December 2004.

Cash generation in 2004 is predominately derived from income from operations of $610,864 from the respective segments (see Note 10 to the Consolidated Financial Statements) which amounted to: EIM segment of $2,384,394; Telemanagement segment of $431,536; Patent Enforcement segment of $218,523; offset by Corporate expenses of $2,423,589. Income from operations on a geographical basis amounts to $289,830 for the United States and 321,034 for the United Kingdom.

The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $5,800,000 (36% of revenue) in revenues in fiscal 2004 and $5,600,000 (42% of revenue) in fiscal 2003. Although that customer’s contract includes an automatic annual renewal provision effective each March, it does contain a four months prior notification termination clause. The loss of that customer would have a substantial negative impact on the Company’s operations.

Cash used by discontinued operations amounted to $81,138 in the year ended December 31, 2004. Discontinued operations consist of the operating activities of Xila. Cash used in discontinued operations in the year ended December 31, 2003 was $39,573 which is net of cash contributed of approximately $49,000 related to the CDS Agreement. See Part I, Item 1. “Description of Business – Merger” for the description of the CDS Agreement and the Xila Agreement.

Impairment

SFAS 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. In the fourth quarter of 2003, it was determined that revised future sales and operating profit projections attributable to the MagnaFlex® product supported a recorded net realizable value which was substantially less than the carrying value. In December 2003, the Company recorded an impairment charge of $339,030 related to the write-down of capitalized development costs of its MagnaFlex® product. There is no remaining net asset value relating to capitalized MagnaFlex® development costs as of December 31, 2004 and December 31, 2003. The Company periodically evaluates capitalized computer software costs for impairment. The Company had

$1,711,639 of capitalized software costs as of December 31, 2004.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, depreciation and amortization, investments, income taxes, capitalized software, restructuring costs, accrued compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 7. “Financial Statements – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form10-KSB for the year ended December 31, 2004.

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

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company has provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of December 31, 2004, the Company’s valuation allowance related only to net deferred tax assets in the United States.

Research and Development and Software Development Costs. Research and development costs are charged to operations as incurred. Software Development Costs are considered for capitalization when technological feasibility is established in accordance with SFAS 86. The Company bases its determination of when technological feasibility is established based on the development team’s determination that the Company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications including, functions, features, and technical performance requirements.

Impairment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company’s long-lived assets were considered impaired during the year ended December 31, 2003. See Impairment above.

Revenue Recognition and Accounts Receivable Reserves. The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.

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

The Company also realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company continuously monitors collections and payments from its customers and the allowance for doubtful accounts is based on historical experience and any specific customer collection issues that the Company has identified. If the financial condition of its customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. Where an allowance for doubtful accounts has been established with respect to customer receivables, as payments are made on such receivables or if the customer goes out of business with no chance of collection, the allowances will decrease with a corresponding adjustment to accounts receivable as deemed appropriate.

Related Party Transactions

The Company leased its corporate headquarters from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. The Company incurred $260,551 and $411,303 in lease and other expense for the years ended December 31, 2004 and 2003, respectively. The building in which the Company’s Indianapolis, Indiana offices are leased was sold to a non-affiliated third party in the third quarter of 2004.

The Company incurred legal expenses of $1,102,248 and $397,433 during 2004 and 2003, respectively, related to a law firm in which the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. In 2002, the company entered into a contingency based agreement with such firm related to certain patent enforcement activities. As of December 31, 2004 and 2003, the Company had accounts payable due this law firm in the amounts of $2,984 and $20,010, respectively.

The Company incurred $222,750 in fees and $71,879 in expenses associated with Board of Directors activities in 2004 and $224,000 in fees and $49,766 in expenses associated with Board of Directors activities in 2003.

In 2004 and 2003, the Company paid $0 and approximately $8,000, respectively, for consulting services to a company owned by a director of the Company.

During 2003, the Company engaged an individual as an advisor to the board. This individual also serves as Chairman of a company on which another Company director is the managing director. The Company incurred approximately $9,000 in compensation to this individual and $3,200 in expenses in 2004 and $12,000 and $4,500 in fees and expenses, respectively in 2003. In addition, the Company recorded approximately $2,700 of stock option expense in 2004 for stock options to purchase 75,000 shares of Class A common stock granted to this individual in November 2003.

In 2003, the Company recorded a $19,000 relocation expense related to the remaining balance associated with an advance awarded in 2002 to the Company’s President and Chief Executive Officer, Bradley Houlberg.

On December 31, 2003, the Company and CDS entered into the CDS Agreement. Pursuant to the CDS Agreement, the Company acquired the net assets of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution, winding-up and liquidation of CDS. The Xila Interest constitutes most of the Assets purchased by the Company. CDS transferred the Assets to the Company in exchange for (i) the cancellation of the Note; (ii) the Company’s payment or performance, when due, of certain assumed obligations of CDS; and (iii) the Company’s performance, when due, of the post-closing covenants contained in the CDS Agreement. The Centillion Affiliates received 203,689 shares of Class A common stock under Paragraph (i) above. Of the Class A common stock issued to Centillion Affiliates: (i) 170,469 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority shareholder of the Company; (ii) 12,738 shares were issued directly to and to an entity affiliated with Mr. Garrison, the Company’s Chairman of the Board and (iii) 6,687 shares were issued to employees of the Company who are not deemed to be executive officers of the Company. See Part I , Item 1. “Description of Business – Merger.” The net assets acquired also included the membership interest in Xila, which provided the Company’s telecommunications services.

The Company’s telephone services are provided by Xila. The Company incurred $107,893 and $152,414 in telephone expense for the years ended December 31, 2004 and 2003. The Company provided billing solutions to this entity for the years ended December 31, 2004 and 2003 the revenues recorded amounted to $5,500 and $5,248, respectively. At December 31, 2004, the Company had no receivable from this entity. The financial statements of CDS and the Company which are under common control have been combined on an “as if” pooling basis and accordingly these amounts have been eliminated on the Company’s consolidated financial statements. The entity was sold to an unrelated third party in January 2005. See Part I , Item 1. “Description of Business – Discontinued Operations and the Xila Agreement.”

Xila leased, on a month-to-month basis, its office space from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. Xila incurred approximately $13,000 and $30,000 in lease expense for the years ended December 31, 2004 and 2003. In the second quarter of 2004, Xila’s remaining staff moved its offices to the Company’s leased space.

As a result of the consummation of the sale of the Assets of Xila, Centillion Affiliates received 1,140,564 shares of Class A common stock of the Company. Of the Class A common stock issued to Centillion Affiliates: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr.Osseiran, a director and majority shareholder of the Company; (ii) 71,323 shares were issued directly to and to an entity affiliated with Mr. Garrison, the Company’s Chairman of the Board and (iii) 37,442 shares were issued to employees all of whom are not deemed to be executive officers of the Company.

Substantially all of the revenue from discontinued operations was derived from tenants residing in buildings either owned or managed by entities which are either owned directly or indirectly by certain directors of the Company.

Recently Adopted Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (the Act) was signed into law by President Bush in October 2004. The Act includes a special one-year 85 percent deduction for qualifying dividends repatriated from foreign operations. The Company has not nor does it anticipate any dividends from foreign operation therefore, the Company does not believe that FASB Staff Position No. 109-2 will have a material impact on the Company’s financial statements.

In December 2004, the FASB published SFAS 123 (revised 2004), “Share-Based Payment,” (FAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2006 for small business issuers.. Accordingly, we will implement the revised standard in the third quarter of 2006. Currently, we account for stock-based employee awards using the intrinsic method accepted under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and therefore the Company expects to experience, based on current options outstanding, approximately $100,000 additional expense annually under FAS 123R.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of CTI Group (Holdings) Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 28, 2005

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	December 31,	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$7,921,680	$7,085,134
Trade accounts receivable, less allowance for doubtful accounts of $52,833 and $88,616, respectively	2,414,642	1,823,508
Prepaid expenses	347,350	381,046
Income taxes refundable	154,692	1,711,455
Deferred income tax benefit	49,033	—
Other current assets	15,845	—

Total current assets	10,903,242	11,001,143

Property, equipment, and software, net	2,260,759	980,627
Intangible assets, net	200,908	475,021
Other assets	102,655	77,588
Assets of discontinued operations	176,639	161,887

Total assets	$13,644,203	$12,696,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$228,904	$575,639
Accrued expenses	752,142	1,294,742
Accrued wages and other compensation	1,389,095	831, 872
Deferred revenue	1,150,419	710,491

Total current liabilities	3,520,560	3,412,744

Deferred revenue – long term	25,146	39,204

Liabilities of discontinued operations	57,395	143,993

Total liabilities	3,603,101	3,595,941
Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 26,893,145 issued and outstanding at December 31, 2004 and 26,689,456 issued and outstanding at December 31, 2003	268,932	266,895
Class B convertible common stock, par value $.01; 2,833,334 shares authorized, issued and outstanding at December 31, 2004 and December 31, 2003	28,333	28,333
Additional paid-in capital	25,275,084	25,274,467
Accumulated deficit	(15,357,465)	(16,271,502)
Other comprehensive income (loss)	18,361	(5,725)
Treasury stock, 140,250 shares at December 31, 2004 and December 31, 2003, at cost	(192,143)	(192,143)

Total stockholders’ equity	10,041,102	9,100,325

Total liabilities and stockholders’ equity	$13,644,203	$12,696,266

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2004 and 2003

	December 31,	December 31,
	2004	2003
Revenues:
Software sales, service fee and license fee revenue	$14,347,919	$12,378,794
Patent license fee and enforcement revenues	1,810,065	840,000

Total revenues	16,157,984	13,218,794
Cost and expenses:
Costs of products and services, excluding depreciation and amortization	4,264,454	3,989,830
Patent license fee and enforcement costs	1,568,553	826,038
Selling, general and administration	7,137,623	7,109,733
Research and development	1,792,431	1,699,981
Depreciation and amortization	784,059	1,077,293
Impairment charges	—	339,030

Total costs and expenses	15,547,120	15,041,905

Income / (loss) from operations	610,864	(1,823,111)

Other income:
Interest income	80,237	47,644
Other income	9,775	182

Income / (loss) from continuing operations before income taxes	700,876	(1,775,285)

Tax benefit / (expense)	188,847	(581,091)

Income / (loss) from continuing operations, net of tax	889,723	(2,356,376)

Income / (loss) from discontinued operations, net of tax	24,314	(144,799)

Net income / (loss)	$914,037	$(2,501,175)

Basic and diluted net income / (loss) per common share from continuing operations	$0.03	$(0.09)

Basic and diluted net income / (loss) per common share from discontinued operations	$0.00	$(0.00)

Basic and diluted net income / (loss) per common share	$0.03	$(0.09)

Basic weighted average common shares outstanding	26,752,895	26,549,206
Diluted weighted average common shares outstanding	27,424,309	26,549,206

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004 and 2003

	December 31,	December 31,
	2004	2003
Cash flows provided by (used in) operating activities:
Net income / (loss)	$914,037	$(2,501,175)
Adjustments to reconcile net income / (loss) to cash provided by operating activities:
Allowance for doubtful accounts	18,620	17,078
Depreciation and amortization	784,059	1,010,515
Gain on disposal of property and equipment	(9,775)	—
Deferred income taxes	(49,033)	1,161,037
Net (income) / loss from discontinued operations	(24,314)	144,799
Stock option grant expense	2,654	—
Impairment of long-lived assets	—	339,030
Changes in operating activities:
Trade accounts receivables	(498,258)	(247,302)
Prepaid expenses	38,194	89,488
Other assets	(40,877)	9,486
Accounts payable	(353,874)	(130,409)
Accrued expenses, wages and other compensation	(70,447)	(313,352)
Deferred revenue	364,285	(56,232)
Income taxes refundable	1,560,173	2,339,880

Cash provided by operating activities	2,635,444	1,862,843

Cash flows from investing activities:
Additions to property and equipment	(302,892)	(195,902)
Additions to software	(1,490,875)	(463,817)
Proceeds from sale of property and equipment	15,000	—

Cash used in investing activities	(1,778,767)	(659,719)

Effect of foreign currency exchange rates on cash and cash equivalents	61,007	(31,401)
Cash used in discontinued operations	(81,138)	(39,573)

Increase in cash and cash equivalents	836,546	1,132,150
Cash and cash equivalents, beginning of year	7,085,134	5,952,984

Cash and cash equivalents, end of year	$7,921,680	$7,085,134

Supplemental cash flow information
Cash paid for interest	$—	$4,204
Cash paid for taxes	$322,636	$7,605

Supplemental schedule of non-cash investing and financing activities
Non-cash assets received in payment of CDS note receivable	$—	$14,709
Tax benefit of note write-off credited to additional paid in capital	$—	$1,330,905

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2003 and 2004

							Retained
					Additional		Earnings	Other
	Class A Common Stock		Class B Common Stock		Paid-in	Comprehensive	(Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	deficit)	Income (loss)	Stock	Equity
Balance, December 31, 2002	26,689,456	$266,895	2,833,334	$28,333	$23,943,562		$(13,770,327)	$13,756	$(192,143)	$10,290,076
Comprehensive Loss
Net loss from continuing operations	—	—	—	—	—	(2,356,376)	(2,356,376)	—	—	(2,356,376)
Loss from discontinued operations	—	—	—	—	—	(144,799)	(144,799)	—	—	(144,799)
Foreign currency translation adjustments	—	—	—	—	—	(19,481)	—	(19,481)	—	(19,481)

Comprehensive loss	—	—	—	—	—	$(2,520,656)	—	—	—	—

Tax benefit of note receivable write-off	—	—	—	—	1,330,905		—	—	—	1,330,905

Balance, December 31, 2003	26,689,456	$266,895	2,833,334	$28,333	$25,274,467		$(16,271,502)	$(5,725)	$(192,143)	$9,100,325
Comprehensive Loss
Net income from continuing operations	—	—	—	—	—	889,723	889,723	—	—	889,723
Income from discontinued operations	—	—	—	—	—	24,314	24,314	—	—	24,314
Foreign currency translation adjustments	—	—	—	—	—	24,086	—	24,086	—	24,086

Comprehensive income	—	—	—	—	—	$938,123	—	—	—	—

Stock option expense	—	—	—	—	2,654		—	—	—	2,654
Issuance of shares related to the CDS Agreement	203,689	2,037	—	—	(2,037)		—	—	—	—

Balance, December 31, 2004	26,893,145	$268,932	2,833,334	$28,333	$25,275,084		$(15,357,465)	$18,361	$(192,143)	$10,041,102

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: CTI Group (Holdings) Inc. and wholly-owned subsidiaries (the “Company” or “CTI”) designs, develops, markets and supports billing and data management software and services. The Company operates in three business segments: Electronic Invoice Management, Telemanagement and Patent Enforcement Activities.

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to: loss of its significant customers, inability to enhance existing products and services to meet the evolving needs of customers, failure to enforce intellectual property rights, adverse fluctuations in currency exchange rates and disruption in industry and general economic conditions.

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

On December 31, 2003, the Company acquired, in satisfaction of a Promissory Note (see Note 2), substantially all of the net assets of CDS Holdings, LLC (“CDS”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, the financial statements of CDS and the Company have been combined on an “as if”, pooling basis as CDS and the Company are under common control. The Company sold Xila Communications, LLC, (“Xila”), an entity owned by CDS on January 21, 2005 as stipulated in the CDS Asset Purchase Agreement (“CDS Agreement”). Therefore, the financial results of Xila have been presented as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in the consolidated financial statements. The information in the notes to the consolidated financial statements is for continuing operations, unless otherwise stated.

RECLASSIFICATIONS: Certain reclassifications have been made in the financial statements and notes to the consolidated financial statements of the prior year to conform to the current year presentation. These reclassifications have no effect on previously reported net loss or shareholders’ equity.

FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned UK based subsidiary. The financial statements of the Company’s foreign subsidiary have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with SFAS 52, “Foreign Currency Translation.” Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholder’s equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction loss of approximately $27,000 and $22,000 for years ended December 31, 2004 and December 31, 2003, respectively.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and short-term investments which are highly liquid in nature. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.

ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2004 and 2003, advertising expense was $204,990 and $378,275, respectively.

USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Estimates utilized by the Company include the determination of the collectibility of receivables, valuation of stock options, recoverability

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and/or impairment of intangible assets, depreciation and amortization, accrued compensation and other liabilities, commitments and contingencies, and capitalization and impairment of computer software development costs.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued income taxes. The book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments.

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

COMPUTER SOFTWARE: Under the provisions of SFAS No 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”), expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the straight-line method over the estimated economic life of the product. SFAS 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. See Note 4. The Company capitalized $1,490,875 and $463,817 for the years ended December 31, 2004 and 2003, respectively, in costs related to its software development. The amortization expense for developed software was $237,213 and $453,928 for the years ended December 31, 2004 and 2003, respectively.

INTANGIBLE ASSETS: Intangible assets with definite lives consist of patents and purchased technology and customer accounts and are being amortized on a straight-line basis over 3-15 years.

LONG-LIVED ASSETS: Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).” SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

The Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives using the methodology prescribed in SFAS 144. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company’s long-lived assets were considered impaired during the year ended December 31, 2003. See Note 3.

REVENUE RECOGNITION: The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.

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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable.

STOCK BASED COMPENSATION: The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including FASB Interpretation No. 44 “Accounting for Certain Transactions Including Stock Compensation” an interpretation of APB 25. Under the intrinsic value method, compensation costs are the amounts attributable to the excess, if any, of the quoted market price of the stock on the date of grant or other measurement date over the amount the employee must pay to acquire the stock. Such amount, if any, is accrued over the related vesting period, as appropriate. Since the Company uses the intrinsic value method, related to employee and director option grants, it makes pro forma disclosures of net income / (loss) and earnings / (loss) per share as if the fair value based method of accounting had been applied, which is required by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”) an amendment of SFAS 123. This statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the summary of significant accounting policies in the financial statements.

INCOME TAXES: The Company accounts for income taxes following the provisions of SFAS No. 109 “Accounting for Income Taxes”, which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of net deferred tax assets.

BASIC AND DILUTED INCOME / (LOSS) PER COMMON SHARE: Net income (loss) per common share is computed in accordance with the provision of SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing reported earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing reported earnings (loss) available to common stockholders by adjusted weighted average shares outstanding for the year assuming the exercise of all potentially dilutive stock options and the conversion of Class B common shares into Class A common shares.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Twelve Months Ended December 30,
	2004	2003
Net income (loss)	$914,037	$(2,501,175)

Average shares of common stock outstanding used to compute basic earnings per share	26,752,895	26,549,206

Additional common shares to be issued assuming exercise of stock options	671,414	—

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	27,424,309	26,549,206

Net income (loss) per share – Basic:

Net income (loss) per share	$0.03	$(0.09)

Weighted average common and common equivalent shares outstanding	27,424,309	26,549,206

Net income (loss) per share – Diluted:

Net income (loss) per share	$0.03	$(0.09)

Weighted average common and common equivalent shares outstanding	27,424,309	26,549,206

For the years ended December 31, 2004 and December 31, 2003 options to purchase 2,563,250 and 2,338,750, respectively, shares of Class A common stock at exercise prices ranging from $.20 to $.50 were outstanding.

The Company has a series of Class B common stock that is convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock as defined (see Note 2). The dilutive impact of the common shares, which the Company believes will be materially significant, has been excluded from the computation of basic and diluted earnings per share due to the inability of the Company to estimate the ultimate number of shares to be issued.

CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of statutory insured limits. As of December 31, 2004, such deposits exceeded statutory insured limits by $3,565,613. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off in 2004 approximately $57,000 of receivables deemed to be uncollectible against the established allowance for doubtful accounts

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $1,792,431 and $1,699,981 for the years ended December 31, 2004 and 2003, respectively.

SHIPPING AND HANDLING FEES AND COSTS: The Company bills customers for shipping and handling. Shipping and handling costs, which are included in cost of products and services in the accompanying consolidated statements of operations, include shipping supplies and third-party shipping costs.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS: In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (the “Act”) was signed into law by President Bush in October 2004. The Act includes a special one-year 85 percent deduction for qualifying dividends repatriated from foreign operations. The Company has not nor does it anticipate any dividends from foreign operation therefore, the Company does not believe that FASB Staff Position No. 109-2 will have a material impact on the Company’s financial statements.

In December 2004, the FASB published SFAS 123 (revised 2004), “Share-Based Payment,” (“FAS 123R”). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2006 for small business issuers.. Accordingly, we will implement the revised standard in the third quarter of 2006. Currently, we account for stock-based employee awards using the intrinsic method accepted under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and therefore the Company expects to experience, based on current options outstanding, approximately $100,000 additional expense annually under FAS 123R.

NOTE 2 – MERGER, ACQUISITION AND DISCONTINUED OPERATIONS

Merger

On February 12, 2001, Centillion Data Systems, Inc. (“Centillion”) consummated a merger (the “Merger”) with the Company. Simultaneous with the Merger with Centillion, the Company acquired Celltech Information Systems, Inc. (“Celltech”).

Pursuant to the terms of the Merger, all of the outstanding shares of Centillion were exchanged for 17,698,253 shares of the Company’s Class A common stock and 2,833,334 shares of the Company’s Class B common stock. Celltech stockholders were issued 1,234,698 shares of the Company’s Class A common stock and $262,599 in cash, in exchange for all Celltech stock issued and outstanding.

The Merger with Centillion had been accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company’s common stock and control the Company after the Merger.

Centillion’s patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the “Centillion Data Systems, LLC” or “Tracking LLC”). Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to Tracking LLC, 2,833,334 newly authorized shares of the Company’s Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of Tracking LLC. Under the Merger agreement, until February 12, 2006 shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by 88% of the average market price of Class A common stock. The average market price of Class A common stock at any date will be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company’s equity interest in, or the assets of, Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company’s receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by the average market price of Class A common stock. The average market price of a share of Class A common stock is determined by the average of the last reported sales price over the period of the most recent twenty consecutive business days before such date. If Class B common stock were converted into Class A common

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock as of December 31, 2004, such conversion would result in a material dilution to holders of Class A common stock.

The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition of Celltech. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated intangibles in connection with the Merger in existence as of December 31, 2004 were estimated to have various estimated lives ranging from 3 to 4 years.

The former Centillion businesses that were not related to the billing business were transferred in 2000 and 2001 prior to the Merger to a limited liability company, CDS Holdings, LLC (“CDS”), along with other additional assets in exchange for a promissory note (the “Promissory Note” or “Note”). The former Centillion stockholders and directors (“Centillion Affiliates”) were the owners CDS. CDS issued the Note to the Company. The fair value of the original Promissory Note amounted to approximately $10,500,000. The transfer of the ownership interest in these transferred entities by Centillion, which occurred prior to the Merger, was accounted for as a distribution to the stockholders. To secure the payment of the Note, CDS granted the Company a security interest in substantially all of CDS’ assets, which had been transferred to CDS from Centillion prior to the Merger. In connection with the Merger, the Company was obligated to issue shares of Class A common stock to Centillion Affiliates for principal payments on the Note at a per share value of 88% of the average market value of Class A common stock at the time of issuance. If the Note was not fully paid in five years from the date of the Merger, it was to be appraised, and the Company would be required to issue shares of the Company’s Class A common stock for the appraised value to Centillion Affiliates at 88% of the average market value.

Acquisition

On December 31, 2003, the Company and CDS entered into an Asset Purchase Agreement (“CDS Agreement”). Pursuant to the CDS Agreement, the Company acquired the net assets (the “Assets”) of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution and liquidation of CDS. CDS’ membership interest (“Xila Interest”) in Xila Communications, LLC (“Xila”) constitutes most of the Assets purchased by the Company under the CDS Agreement. CDS transferred the assets to the Company in exchange for (i) the cancellation of the Note; (ii) the Company’s payment or performance, when due, of certain assumed obligations of CDS; and (iii) the Company’s performance, when due, of the post-closing covenants contained in the CDS Agreement. Xila provided the Company’s telecommunication services.

The Company’s post-closing covenants requires the Company (i) to issue the number of shares of Class A common stock to Centillion Affiliates, on or before June 30, 2005, determined by dividing the fair market value of the Assets, excluding the value of the Xila Interest, by an amount equal to 88% of the average market value of a share of Class A common stock as of December 31, 2003; and (ii) to use the Company’s commercially reasonable efforts to sell the Xila Interest or all or substantially all of Xila’s assets to a third party on or before June 30, 2005 and to issue to Centillion Affiliates the number of shares of Class A common stock determined by dividing the net proceeds received by the Company in such sale by an amount equal to 88% of the average market value of a share of Class A common stock as of the date of such sale. However, if the sale of Xila does not occur on or before June 30, 2005, Centillion Affiliates will not be entitled to receive shares of Class A common stock pursuant to Paragraph (ii) above. The Centillion Affiliates received 203,689 shares of Class A common stock under Paragraph (i) above in the first quarter of 2004. When the shares were issued, a reclassification was made between additional paid in capital and Class A common stock par value in the Statement of Stockholders’ Equity and Comprehensive Income / (Loss).

The aggregate carrying value of the Assets received under the CDS Agreement amounted to approximately $67,000, which consisted of $49,000 in cash and $7,000 in various net assets attributable to CDS and $11,000 attributable to the net assets of Xila. Prior to the repayment of the Note on December 31, 2003, the Company ascribed no net value to the Note in its financial statements as a result of the uncertainty related to the realizability of the Note. In addition, the Company has recorded in additional paid in capital a realized $1,330,905 tax benefit for the year ended December 31, 2003 associated with the cancellation of the Note. No

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefit was recognized for the year ended December 31, 2004. Any future realization of tax benefits associated with the Note cancellation will also be reflected in additional paid in capital. In accordance with SFAS 141, the financial statements of CDS and the Company, which are under common control, have been combined on an “as if” pooling basis.. Centillion Affiliates beneficially own, in the aggregate, the majority of the Company’s outstanding shares of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors and employees of the Company. The Company sold Xila in the first quarter of 2005 as stipulated in the CDS Agreement. Therefore, the historical results have been presented as discontinued operations in the consolidated financial statements.

Discontinued Operations

The Company agreed to sell Xila’s assets to eGIX, Inc., an Indiana corporation (“eGIX”), and, on October 28, 2004, Xila entered into an Asset Purchase Agreement with eGIX (the “Xila Agreement”). Pursuant to the Xila Agreement, eGIX acquires substantially all of the net assets of Xila, excluding certain cash and cash equivalents, accounts receivables and prepaid expenses (the “Net Assets”).

Xila and eGIX also entered into the Services Agreement (the “Services Agreement”) on October 28, 2004, pursuant to which eGIX operates all financial aspects of Xila’s business, is entitled to the revenues of the business and is responsible for the expenses and liabilities of the business starting from October 1, 2004. In consideration for entering into the Services Agreement, Xila will be receiving $15,000 per month beginning October 31, 2004 regardless of the profitability of the business. The term of the Services Agreement continues until the earlier of (i) February 28, 2005, unless extended pursuant to the agreement of the parties, or (ii) the closing date of the Xila Agreement. The Services Agreement can be terminated during its term only due to the inability to obtain the IURC’s approval.

In connection with the Xila Agreement and the Services Agreement, Xila and eGIX also entered into a three-year Telecommunications Services Agreement,on October 28, 2004, pursuant to which eGIX will provide local, long distance and international connectivity services to Xila and will move Xila’s customers from Xila’s present service providers to eGIX’s network, and the existing agreements between Xila and its connectivity providers will be terminated

On January 21, 2005, after receiving necessary regulatory approvals and consents under the Xila Agreement, the sale of the Net Assets was consummated, in connection with which the Company received a purchase price of $464,000 consisting of a $180,000 cash payment and a non-interest bearing note of $284,000. The promissory note is to be paid in twelve equal monthly installments of $15,000 following the closing with the final balloon payment of $104,000 due thirty days thereafter. At closing of the Xila agreement, the existing Service Agreement and Telecommunications Services Agreement were terminated. In accordance with the CDS Agreement the Company issued, in 2005, 1,140,564 shares of Class A common stock in connection with the sale of Xila’s Assets. The Company estimates the gain on sale amounts to approximately $375,000. The Company does not expect the actual gain on sale will change significantly from the estimate. Xila’s financial results have been presented as discontinued operations in the consolidated financial statements.

Income / (loss) from discontinued operations include the following results for the years ended December 31:

	2004	2003

Revenue	$576,256	$806,219

Income (loss) from operations	$15,955	$(200,494)
Other income	$8,359	$55,695

Total net income (loss) from discontinued operations	$24,314	$(144,799)

In accordance with the Services Agreement, Xila revenues, net of certain expenses, for the three months ending December 31, 2004 of $59,614 ($180,781 of revenue less $121,167 of expenses) were paid to eGIX during the fourth quarter of 2004. The Company also received $45,000 of revenue from eGIX in connection with the terms of the Services Agreement. These revenue and expense amounts are included in the table above.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of the revenue from discontinued operations was derived from tenants residing in buildings either owned or being managed by the directors and shareholders of the Company. Xila leased space under a month to month contract with an entity in which both the chairman and a major shareholder of the Company have ownership interest. Revenue and costs between the Company and the discontinued operations have been eliminated in the consolidated statements of operations.

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
	2004	2003

Assets:
Current assets	$121,354	$101,600
Non-current assets	55,285	60,286

Total assets of discontinued operations	$176,639	$161,886

	December 31,
	2004	2003

Liabilities:
Current liabilities	$57,395	$137,133
Long-term liabilities	—	6,860

Total liabilities of discontinued operations	$57,395	$143,993

Included in the current assets from discontinued operations is cash of $75,767 and $29,534 as of December 31, 2004 and 2003, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2004	2003
Patents	$344,850	$344,850
Customer base	426,813	426,813
Other intangibles	493,672	493,672

	1,265,335	1,265,335
Less accumulated amortization	(1,064,427)	(790,314)

	$200,908	$475,021

Amortization expense on intangible assets amounted to $274,113 and $294,251 for the years ended December 31, 2004 and 2003, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2005 — $116,787; 2006 - $22,990; 2007 — $22,990; 2008 — $22,990 and 2009 — $15,150.

NOTE 4 — PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

Property, equipment and software development costs consist of the following:

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2004	2003
Equipment	$1,450,581	$1,628,077
Furniture	418,747	458,105
Leasehold improvements	333,899	333,899
Software development costs	3,102,824	1,879,327

	5,306,051	4,299,408
Less accumulated depreciation and amortization	(3,045,292)	(3,318,781)

	$2,260,759	$980,627

Depreciation and amortization expense on property, equipment, and software amounted to $509,946 and $783,042 for the years ended December 31, 2004 and 2003, respectively. Fixed assets no longer in use in 2004 with an original cost of $783,435 and a remaining net book value of $5,225 were written off and sold resulting in a $9,776 gain on disposal of fixed assets. Fully depreciated equipment and furniture and fixtures with original cost of $759,100 were written off in 2003 as they were no longer used in the business.

In the fourth quarter of 2003, it was determined that revised future sales and operating profit projections attributable to the MagnaFlex® product supported a recorded net realizable value which was substantially less than the carrying value. In December 2003, the Company recorded an impairment charge of $339,030 related to the write-down of capitalized development costs of its MagnaFlex® product. The MagnaFlex® product is part of the Billing and Customer Care segments discussed in Note 10 – Segment information. There are no remaining unamortized MagnaFlex® software costs as of December 31, 2004 or December 31, 2003.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

A. LEASE COMMITMENTS:

The Company leases its office facilities and certain equipment under non-cancelable long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through non-cancelable long-term operating leases are as follows:

     Year ending December 31:

2005	$324,120
2006	282,460
2007	1,382
2008	—
2009	—
Thereafter	—

Total	$607,962

Rent and lease expense was $617,800 and $732,053 for the years ended December 31, 2004 and 2003, respectively. The Company leases office space consisting of 20,003 square feet in Indianapolis in the United States at an annual rent of $289,277 per year. The Indianapolis office space lease expires in November 2006. The Company lease 3,485 square feet of office space in the U.K. at an annual rate equivalent to $87,300 per annum. The U. K. lease expired in January 2005. The UK landlord has allowed the Company to remain in the office space on a month-to-month basis at the existing lease rate, with the understanding the parties will actively negotiate a new or amended lease agreement. The Company is actively negotiating a long-term extension to the original UK lease.

B. CONTINGENCIES:

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

C. EMPLOYMENT AGREEMENTS:

The Company has entered into employment agreements with certain members of management. The terms of these agreements could include, but are not limited to, compensation, non competition, severance and change in control clauses. As of December 31, 2004 and 2003, all relevant amounts have been accrued for under these agreements.

NOTE 6 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
	2004	2003
Income tax (benefit) expense:
Current provision
Federal	$(139,815)	$(536,913)
State	—	(37,097)
Deferred
Federal	—	1,057,070
State	—	98,031
Foreign	(49,032)	—

Provision (benefit) for income taxes	$(188,847)	$581,091

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate is as follows:

	December 31,
	2004	2003
Computed tax expense / (benefit) at the expected statutory rate	$233,159	$(592,858)
State tax expense / (benefit), net	23,135	(332,666)
Nondeductible goodwill and intangible assets	7,599	21,505
Reduction in tax contingency accrual	(163,794)	—
Other	—	(61,334)
Adjustment of estimated prior year tax provision	(75,046)	(99,118)
Write off of promissory note	—	(2,293,147)
Benefit of note write off credited to additional paid in capital	—	1,330,905
Utilization of net operating losses	(100,545)	—
Change in valuation allowance	(113,355)	2,607,804

	$(188,847)	$581,091

The components of the overall net deferred tax assets are as follows:

	Years Ended December 31,
	2004	2003
Assets
Net Operating losses
Promissory Note	$2,534,173	$1,431,112
Other net operating losses	1,828,431	972,756
Allowance for doubtful accounts	20,067	33,671
Vacation and bonus compensation and other accruals	88,431	305,918
Property tax	24,921	18,369
Capital loss carryforward	10,365	—
Tax credit carryforward	231,811	212,307

Total assets	$4,738,199	$2,974,133

Liabilities
Depreciation and amortization	(769,545)	(40,516)
Deferred acquisition costs	(28,139)	(193,308)
Other	(35,700)	—

Total liabilities	$(833,384)	$(233,824)

Valuation allowance	(3,855,782)	(2,740,309)

Deferred tax asset, net	$49,033	$—

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2004	2003
Vacation and bonus compensation and other accruals	88,431	305,918
Property tax	24,921	18,369
Capital loss carryforward	10,365	—
Tax credit carryforward	231,811	212,307

Total assets	$4,738,199	$2,974,133
Liabilities
Depreciation and amortization	(769,545)	(40,516)
Deferred acquisition costs	(28,139)	(193,308)
Other	(35,700)	—

Total liabilities	$(833,384)	$(233,824)

Valuation allowance	(3,855,782)	(2,740,309)

Deferred tax asset, net	$49,033	$—

At December 31, 2004 the Company has available unused net operating losses of $10,830,501 and tax credit carryforwards of approximately $231,811 that may be applied against future taxable income and that expire 2008 to 2024. At December 31, 2004 the Company has a valuation allowance of $4,518,113 established against unused U.S. net operating loss carryforwards of $10,576,162 and tax credits of $231,811 as utilization of these tax attributes is not assured in the United States. The valuation allowance of $76,302 on the United Kingdom net operating loss carryforward of $254,339 has been eliminated since it was determined that the Company would more likely than not realize the benefits of such loss carryforwards.

NOTE 7 — CAPITAL STOCK TRANSACTIONS

(A) OPTIONS:

The Company’s Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options and restricted stock grants to obtain shares of the Company’s common stock. Individuals eligible for participation in the Plan include designated officers and other employees (including employees who also serve as directors), non-employee directors, independent contractors and consultants who perform services for the Company. The exercise price of an incentive stock option is generally based upon the fair market value at the time the option is granted. The terms of each Grant under the Plan are determined by the Board of Directors, or a committee of the board administering the Plan, in accordance with the terms of the Plan. The exercise period of an incentive stock option cannot exceed ten years from the date of grant. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options granted under the Plan typically become exercisable over a one to five year period. Generally, the options have various vesting periods, which include immediate and term vesting periods. Incentive stock options typically terminate 90 days after termination of employment.

In 2002, the Company authorized an additional 2,000,000 shares for grant under the Plan. In connection with the shares that can be issued under the Plan, the Company filed a registration statement on Form S-8. Such registration statement also covered certain options granted prior to the Merger, which were not granted under the Plan (“Outside Plan Stock Options”). At December 31, 2004, the Company had authorized 4,600,000 shares for grant under the Plan of which 1,846,750 were available for grant as of December 31, 2004. At December 31, 2004, the company had 2,563,250 options outstanding which included 110,000 outside Plan Stock Options.

Information with respect to options is as follows:

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, December 31, 2002	1,445,000	$0.20-$0.50	$0.38
Granted	1,033,250	0.21	0.21
Exercised	—	—	—
Cancelled	(139,500)	0.21 – 0.50	0.28

Outstanding, December 31, 2003	2,338,750	$0.20-$0.50	$0.31
Granted	280,000	0.35	0.35
Exercised	—	—	—
Cancelled	(55,500)	0.21	0.21

Outstanding, December 31, 2004	2,563,250	$0.20-$0.50	$0.32

The following table summarizes options exercisable at December 31, 2004 and 2003:

		Exercise	Weighted
		Price Range	Average
	Option Shares	Per Share	Exercise Price
2004	968,938	$0.20 - $0.50	$0.34
2003	433,125	$0.20 - $0.50	$0.38

The weighted average remaining contractual life of the outstanding options as of December 31, 2004 is eight-years.

The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and the related Interpretations. No stock-based employee compensation cost is reflected in net income / (loss), as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in FAS 123, the Company’s net income / (loss) and income / (loss) per share would have been as follows:

	December 31	December 31
	2004	2003
Net income / (loss):
As reported	$914,037	$(2,501,175)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(102,138)	(70,555)

Pro forma net income / (loss)	$811,899	$(2,571,730)

Basic and Diluted income / (loss) per share:
As reported	$0.03	$(0.09)

Pro forma	$0.03	$(0.10)

The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Risk-free interest rate	3.73%	3.35%
Dividend yield	0.00%	0.00%
Volatility factor	78.96%	68.48%
Expected lives	5 years	5 years

(B) COMMON STOCK:

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 203,689 shares of Common Stock issued for the year ended December 31, 2004. For the year ended December 31, 2003, there was no issuance of Common Stock.

NOTE 8 — MAJOR CUSTOMERS

For the years ended December 31, 2004 and 2003, the Company had sales to a single customer aggregating $5,828,949 (36% of revenues) and $5,565,910 (42% of revenues), respectively. Such customer represents 41% and 45% of software sales, service fee and license fee revenues for the years ended December 31, 2004 and 2003, respectively. The Company had receivables from this single customer of $453,150 (19% of trade accounts receivable, net) and $473,771 (26% of the trade accounts receivable, net) as of December 31, 2004 and December 31, 2003, respectively. The contract with this customer was renewed in December 2001 with an automatic annual renewal provision effective March 2003; however, such agreement does contain a 120-day advance notice termination provision. The loss of this customer would have a substantial negative impact on the Company.

NOTE 9 – RETIREMENT PLAN

The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code that covers certain eligible U.S., full-time employees. The Company matches 50% of participant contributions up to 6% of participant compensation. The Company made contributions of $102,074 in 2004 and $91,107 in 2003. The Company maintains a defined contribution plan for its U.K. employees. The Company made contributions of approximately $76,717 in 2004 and $52,388 in 2003.

NOTE 10 –SEGMENT INFORMATION

The Company designs, develops, markets and supports billing and data management software and services. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has three reportable segments, Electronic Invoice Management (“EIM”), Telemanagment (“Telemanagement”) and Patent Enforcement Activities (“Patent Enforcement”). These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

Electronic Invoice Management: EIM designs, develops and provides electronic invoice presentment, analysis and payment software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company provided these services primarily through facilities located in Indianapolis, Indiana.

Telemanagment: Through its operations in the United Kingdom and Indianapolis and the utilization of the Proteus TM products, the Company offers telemanagement software and services for end users to manage their usage of multi-media communications services and equipment.

Patent Enforcement Activities: Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights.

The Company previously referred to its EIM segment as Billing and Customer Care. As a result of the Company’s discontinuance of its MagnaFlex® billing platform, the segment name has been changed because the Company believes that the term EIM more accurately represents the services performed by the Company.

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. Summarized financial information concerning the Company’s reportable segments is shown in the following table.

Reconciling items for operating income (loss) on the following table represent corporate expenses and depreciation.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected financial results by business segment:

	Electronic
	Invoice
2004	Management	Telemanagement	Patent Enforcement	Reconciling Amounts	Consolidated

Net revenues	$9,077,351	$5,270,568	$1,810,065	$—	$16,157,984
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	6,351,299	3,732,165	241,513	—	10,324,977

Depreciation and Amortization	437,143	313,518	22,990	10,408	784,059
Income (loss) from operations	2,384,394	431,536	218,523	(2,423,589)	610,864

Long-lived assets	2,306,359	140,633	107,110	10,220	2,564,322

2003

Net revenues	$8,582,386	$3,796,408	$840,000	$—	$13,218,794
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	5,520,826	2,868,138	13,962	—	8,402,926

Depreciation and Amortization	693,398	345,302	23,100	15,493	1,077,293
Impairment charges	339,030	—	—	—	339,030
Income (loss) from operations	739,108	(188,460)	(9,138)	(2,364,621)	(1,823,111)

Long-lived assets	949,141	430,894	130,100	23,101	1,533,236

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected financial results by geographic location based on location of customer:

2004	United States	United Kingdom	Consolidated

Net revenues	$11,089,482	$5,068,502	$16,157,984
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	6,720,184	3,604,793	10,324,977
Depreciation and Amortization	471,962	312,097	784,059
Income from operations	289,830	321,034	610,864
Long-lived assets	2,423,689	140,633	2,564,322

2003

Net revenues	$9,739,363	$3,479,431	$13,218,794
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	5,685,569	2,717,357	8,402,926
Depreciation and Amortization	734,583	342,710	1,077,293
Impairment charges	339,030	—	339,030
Loss from operations	(1,708,016)	(115,095)	(1,823,111)
Long-lived assets	1,102,342	430,894	1,533,236

NOTE 11 –RELATED PARTY TRANSACTIONS

The Company leased its corporate headquarters from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. The Company incurred $260,551 and $411,303 in lease and other expense for the years ended December 31, 2004 and 2003, respectively. The building in which the Company’s Indianapolis, Indiana offices are leased was sold to a non-affiliated third party in the third quarter of 2004.

The Company incurred legal expenses of $1,102,248 and $397,433 during 2004 and 2003, respectively, related to a law firm in which the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. In 2002, the company entered into a contingency based agreement with such firm related to certain patent enforcement activities. As of December 31, 2004 and 2003, the Company had accounts payable due this law firm in the amounts of $2,984 and $20,010, respectively.

The Company incurred $222,750 in fees and $71,879 in expenses associated with Board of Directors activities in 2004 and $224,000 in fees and $49,766 in expenses associated with Board of Directors activities in 2003.

In 2004 and 2003, the Company paid $0 and approximately $8,000, respectively, for consulting services to a company owned by a director of the Company.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2003, the Company engaged an individual as an advisor to the board. This individual also serves as Chairman of a company on which another Company director is the managing director. The Company incurred approximately $9,000 in compensation to this individual and $3,200 in expenses in 2004 and $12,000 and $4,500 in fees and expenses, respectively in 2003. In addition, the Company recorded approximately $2,700 of stock option expense in 2004 for stock options to purchase 75,000 shares of Class A common stock granted to this individual in November 2003.

In 2003, the Company recorded a $19,000 relocation expense related to the remaining balance associated with an advance awarded in 2002 to the Company’s President and Chief Executive Officer, Bradley Houlberg.

On December 31, 2003, the Company and CDS entered into the CDS Agreement. Pursuant to the CDS Agreement, the Company acquired the net assets of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution, winding-up and liquidation of CDS. The Xila Interest constitutes most of the Assets purchased by the Company. CDS transferred the Assets to the Company in exchange for (i) the cancellation of the Note; (ii) the Company’s payment or performance, when due, of certain assumed obligations of CDS; and (iii) the Company’s performance, when due, of the post-closing covenants contained in the CDS Agreement. The Centillion Affiliates received 203,689 shares of Class A common stock under Paragraph (i) above. Of the Class A common stock issued to Centillion Affiliates: (i) 170,469 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority shareholder of the Company; (ii) 12,738 shares were issued directly to and to an entity affiliated with Mr. Garrison, the Company’s Chairman of the Board and (iii) 6,687 shares were issued to employees of the Company who are not deemed to be executive officers of the Company. See Note 2. The net assets acquired also included the membership interest in Xila, which provided the Company’s telecommunications services.

The Company’s telephone services are provided by Xila. The Company incurred $107,893 and $152,414 in telephone expense for the years ended December 31, 2004 and 2003. The Company provided billing solutions to this entity for the years ended December 31, 2004 and 2003 the revenues recorded amounted to $5,500 and $5,248, respectively. At December 31, 2004, the Company had no receivable from this entity. The financial statements of CDS and the Company which are under common control have been combined on an “as if” pooling basis and accordingly these amounts have been eliminated on the Company’s consolidated financial statements. The entity was sold to an unrelated third party in January 2005. See Note 2.

Xila leased, on a month-to-month basis, its office space from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. Xila incurred approximately $13,000 and $30,000 in lease expense for the years ended December 31, 2004 and 2003. In the second quarter of 2004, Xila’s remaining staff moved its offices to the Company’s leased space.

As a result of the consummation of the sale of the Assets of Xila, Centillion Affiliates received 1,140,564 shares of Class A common stock of the Company. Of the Class A common stock issued to Centillion Affiliates: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority shareholder of the Company; (ii) 71,323 shares were issued directly to and to an entity affiliated with Mr. Garrison, the Company’s Chairman of the Board and (iii) 37,442 shares were issued to employees all of whom are not deemed to be executive officers of the Company.

Substantially all of the revenue from discontinued operations was derived from tenants residing in buildings either owned or managed by entities which are either owned directly or indirectly by certain directors of the Company.

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

The Company’s principal executive officer and principal financial officer note that during the Company’s fourth fiscal quarter the Company did not file a Form 8-K in connection with the employment agreement between the Company and the principal executive officer of the Company due to human performance error, not a process deficiency. The foregoing employment agreement is disclosed in Part II, Item 8B and Part III, Item 10 of this Form 10-KSB and attached as exhibit 10.16 to this Form 10-KSB.

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

Item 8B. Other Information

The Company entered into a Chief Executive Employment Agreement (the “Agreement”) with Bradley Houlberg, the Company’s President and Chief Executive Officer, as of December 21, 2004, which replaced Mr. Houlberg’s previous employment agreement dated January 28, 2002. Pursuant to the Agreement, Mr. Houlberg agreed to serve as the Company’s President and Chief Executive Officer for an initial period of one year and thereafter for additional one year periods, unless the Agreement is terminated by either party upon at least one month notice prior to any anniversary of the Agreement. Mr. Houlberg’s annual salary should be not less than $275,000. The board of directors reviews Mr. Houlberg’s salary at least annually to determine if an increase is appropriate, which increase is in the sole discretion of the board. Mr. Houlberg shall be paid any bonus as determined by the Company’s board of directors in its sole discretion. Mr. Houlberg shall also be paid an auto allowance of $500 per month.

The Agreement prohibits Mr. Houlberg from divulging confidential information regarding the Company’s business, except as his duties may require or as authorized by the Company’s board or executive committee. Under the Agreement, Mr. Houlberg cannot, during the term of the Agreement and for a period of one year after the termination of his employment with the Company, engage in any business or perform any actions in competition with the Company’s business worldwide.

Mr. Houlberg’s employment may be terminated (i) at any time by Mr. Houlberg by giving his notice of resignation to the board at least 30 days before the resignation is effective; (ii) for any reason upon the majority vote of the board or executive committee by giving written notice to Mr. Houberg at least 30 days before the termination is to be effective; and (iii) immediately upon Mr. Houlberg’s death or disability, as defined in the Agreement, or upon mutual agreement of Mr. Houlberg and the Company.

If Mr. Houlberg’s employment terminates as described above or upon the of termination of the Agreement, the Company will pay him as severance all accrued and unpaid salary and benefits through the date of termination of his employment (“Termination Date”) and unpaid business expenses. If Mr. Houlberg’s employment terminates upon his death, the Company will pay Mr. Houlberg as additional severance pay (i) an amount equal to his annual salary payable over twelve months plus (ii) a bonus payable pursuant to any incentive plan for such year, and (iii) the Company will pay for the cost to continue Mr. Houlberg’s participation in the Company’s health and hospitalization plans for twelve months after the Termination Date. If Mr. Houlberg’s employment terminates as a result of his disability, the Company may, at its discretion, pay Mr. Houlberg as additional severance pay all or a portion of the amounts described in connection with the termination of Mr. Houlberg’s employment as a result of his death.

If Mr. Houlberg’s employment terminates upon (i) the majority vote of the Company’s board or executive committee, (ii) upon Mr. Houlberg’s death or disability, or (iii) termination of the Agreement, Mr. Houlberg will have 90 days following the Termination Date to exercise all vested options. If Mr. Houlberg’s employment terminates as a result of his voluntary resignation, all vested options will terminate on the Termination Date. If Mr. Houlberg’s employment terminates for any reason, then all unvested options will terminate on the Termination Date.

The Agreement supersedes all prior employment agreements between Mr. Houlberg and the Company.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

Directors

On February 12, 2001, we consummated a merger (the “Merger”) with Centillion Data Systems, Inc. (“Centillion”). Pursuant to the terms of the Merger, our Certificate of Incorporation was amended to divide our board of directors into three classes: Class I, Class II, and Class III, having staggered terms of office. Directors of each class of our board of directors serve for a term of three years and until their successors have been elected and qualified, except in the event of their earlier resignation or removal.

The following table sets forth information about our directors:

	Position Held in
NAME	CTIG	Class	Director Since	Term Expires
Harold Garrison	Chairman	I	2001	2004	(1)

Salah N. Osseiran	Director	I	2002	2004	(1)

Michael Leeds	Vice-Chairman	II	2001	2005

Thomas Grein	Director	II	2001	2005

Rupert Armitage	Director	III	1995	2006

John Birbeck	Director	III	2001	2006

(1)	The terms expired in 2004 for Messrs. Garrison and Osseiran. No shareholder meeting was held in 2004 to reelect directors with expiring terms or elect new directors. Until a shareholder meeting is held and their respective successors are elected and qualified, Messrs. Garrison and Osseiran will continue serving as directors.

There is no family relationship between any of our directors and executive officers.

The following table sets forth information regarding the business experience of our current members of the board of directors during the past five years:

Name and Age (1)	Business Experience During Past Five Years
Harold D. Garrison (56) Chairman of the Board of Directors	Mr. Garrison became our director and chairman on February 12, 2001 in connection with the Merger. Mr. Garrison served as chairman of Centillion from 1988 until the Merger in 2001. He has also been serving as the chairman and chief executive officer of Mansur Group since 1982 and served as chairman of Xila Communications, Inc. from 1983 to 1999. Mr. Garrison has served as chairman of Xila Communications, LLC since 1999, a wholly owned subsidiary of CTIG. Xila Communications, LLC changed its name to XC, LLC upon the sale of the assets of Xila Communications, LLC. See the description of the CDS Agreement and the Xila Agreement in Part I, Item 1. Mr. Garrison is the Managing Member of Sunset, LLC.

Michael H. Leeds (58)	Mr. Leeds became our director and vice-chairman on February 12, 2001 in

Name and Age (1)	Business Experience During Past Five Years
Director and Vice Chairman	connection with the Merger. Mr. Leeds served as a member of the executive committee of the board of directors of Centillion from 1987 until the Merger in 2001. Since 1997, he has been the managing partner of the Boca Raton, Florida office of the law firm of Blank Rome LLP, which is our legal advisor.

Rupert D. Armitage (57) Director	Mr. Armitage, a citizen of the United Kingdom, has been our director since November, 1995. He is a founding member, chairman and managing director of two software-related companies in the United Kingdom: Ambit Research Ltd. formed in 1987, Information from Data Ltd. formed in 1993.

John Birbeck (49) Director	Mr. Birbeck, a citizen of the United Kingdom, has served as our director since June, 2001. In 1997, Mr. Birbeck founded Network Alchemy Ltd. From 1997 until 2001, Mr. Birbeck served as a director of Network Alchemy Ltd. From 2000 until 2001, Mr. Birbeck served as a director of Avaya Communications. Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr. Birbeck also was a founder of Seer Ltd. in 2000 and serves as its director.

Thomas W. Grein (53) Director	Mr. Grein became our director on February 12, 2001 in connection with the Merger. Mr. Grein served as a director of Centillion from October, 1999 until the Merger in 2001. Mr. Grein has been vice president and treasurer of Eli Lilly and Company since January, 2000. He served as executive director of investor relations and assistant treasurer from 1994 to 1998 and executive director of finance from 1998 to 2000 in Eli Lilly and Company. Mr. Grein is also a member of the board of directors of the Walther Cancer Foundation.

Salah N. Osseiran (50) Director	Mr. Osseiran, a Lebanese citizen, has been a director of Centillion since 1987. Mr. Osseiran became our director on February 12, 2001, in connection with the Merger, and served until his resignation on September 6, 2001. As of September 4, 2002, Mr. Osseiran was elected as our Class I director by the majority of our Class I and Class II directors remaining in office, voting as a group, in accordance with our amended Certificate of Incorporation. Mr. Osseiran has been the president and chief executive officer of Business Projects Company (“BPC”), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in Lebanon and interests in the other business activities in the Middle East. Mr. Osseiran has also been, since 1995, the managing director of the holding companies: Salsel Corporation Limited and Hawazen (BVI) Corp.

(1)	As of March 23, 2005.

Executive Officers

The following table sets forth information about our executive officers:

		Business Experience During
Name and Position	Age (1)	Past Five Years
Bradley Houlberg President and Chief Executive Officer	45	Mr. Houlberg has been our President and Chief Executive Officer since January, 2002. Mr. Houlberg was Executive Vice President for Alltel Information Services from 1997 to 2001. Mr. Houlberg was with Convergys from 1989 to 1997 with his last position as Managing Director.

Manfred Hanuschek Chief Financial Officer and Secretary	44	Mr. Hanuschek has been our Chief Financial Officer since June, 2000, and our Secretary since February, 2002. Mr. Hanuschek was Chief Financial Officer with ICC Technologies, Inc. from 1994 to 1998. From April, 1999 to July, 1999, Mr. Hanuschek was employed by us. Mr. Hanuschek was Senior Vice President and Chief Financial Officer of IGI, Inc. from July, 1999 to June, 2000.

(1)	As of March 23, 2005.

Audit Committee Financial Expert

Our board of directors has determined that at least one member of the Audit Committee of the board of directors, Mr. Grein, is an audit committee financial expert. Mr. Grein is independent as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Code of Ethics

Our board of directors adopted the Corporate Code of Ethics that applies to our directors, officers and employees, including our Chief Executive Officer (i.e., the principal executive officer), Chief Financial Officer (i.e., the principal financial officer), Principal Accounting Officer, Controller and any other person performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14.1 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004. The Company made no waivers from or changes to the Code of Ethics.

Nominating Committee

On December 7, 2004, our board of directors established a Nominating Committee, adopted a Nominating Committee Charter and procedures by which shareholders may recommend nominees to the Company’s board of directors. The Nominating Committee is authorized to establish criteria for selecting new directors and identify, screen and recruite new directors. The Nominating Committee will also recommend to the board nominees for directors and for committee membership.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of our Class A Common Stock (collectively, “Insiders”) to file reports of ownership and changes in their ownership of our Class A Common Stock with the SEC. The SEC regulations require Insiders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that the Insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2004, except for Forms 4 filed late by Messrs. Garrsion and Osseiran and Hawazen (BVI) Corp. in connection with shares of Class A common stock acquired pursuant to the CDS Agreement as of December 31, 2003.

Item 10. Executive Compensation

The following table sets forth information regarding compensation awarded to, earned by or paid to our chief executive officer and other executive officer for all services rendered in all capacities to the Company and its subsidiaries whose total annual salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000.

Summary Compensation Table

					Long-Term
					Compensation
	Annual Compensation				Awards
				Other Annual	Securities	All Other
Name and				Compensation	Underlying	Compensation
Principal Position	Year	Salary	Bonus (2)	(3)	Options	(4)
Bradley Houlberg
President and Chief
Executive Officer(1)	2004	$275,000	$137,500	$23,581	280,000	$5,178
	2003	$275,000	$137,500	$21,959	280,000	$3,056
	2002	$253,557	$61,875	$128,914	560,000	$967
Manfred Hanuschek,
Chief Financial	2004	$197,000	$118,000	$23,341	—	$6,500
Officer and Secretary	2003	$175,000	$70,000	$21,719	25,000	$6,000
	2002	$175,000	$35,625	$52,474	75,000	$5,500

(1)	Mr. Houlberg was employed as our President and Chief Executive Officer as of January 28, 2002.

(2)	For fiscal year 2004, represents year 2004 performance bonus paid in March 2005. For fiscal year 2003, represents year 2003 performance bonus paid in March 2004. For fiscal year 2002, represents year 2002 performance bonus paid in June 2003.

(3)	Includes relocation expense, annual automobile allowance and club membership dues reimbursed or paid by the Company. In fiscal year 2004, we paid the following amounts as automobile allowance, reimbursed club dues and insurance premiums to Messrs. Houlberg and Hanuschek: Mr. Houlberg — $6,000, $4,882 and $12,699, respectively; and Mr. Hanuschek — $6,000, $4,882 and $12,459, respectively. In fiscal year 2003, we paid the following amounts as automobile allowance, reimbursed club dues and insurance premiums to Messrs. Houlberg and Hanuschek: Mr. Houlberg — $6,000, $4,633 and $11,326, respectively; and Mr. Hanuschek — $6,000, $4,633 and $11,086, respectively. In fiscal year 2002, we paid the following amounts as automobile allowance, reimbursed club dues and insurance premiums to Messrs. Houlberg and Hanuschek: Mr. Houlberg $5,500, $3,861 and $10,553, respectively; and Mr. Hanuschek $6,000, $3,003 and $8,969, respectively. Included in Mr. Houlberg’s other annual compensation for fiscal 2002, is $104,000 advance for expenses due to his required relocation to Indianapolis. Also included in Mr. Houlberg’s other annual compensation for fiscal 2002 is a payment of $5,000 to cover legal costs related to his employment agreement with us. Mr. Hanuschek’s other annual compensation for fiscal 2002 includes $34,501 of relocation expense reimbursement and relocation expenses paid directly by us in connection with Mr. Hanuschek’s required relocation to Indianapolis.

(4)	Represents employer’s matching contribution under the 401(k) Plan for Messrs. Houlberg and Hanuschek.

The following table sets forth certain information regarding stock option grants made by us under the Plan, as defined below, to each of the executive officers named in the Summary Compensation Table above:

Option Grants in Fiscal Year 2004
Individual Grants

% of Total
	Number of	Options
	Securities	Granted to
	Underlying	Employees
	Options	in Fiscal		Expiration
Name	Granted (1)	Year	Exercise Price	Date
Bradley Houlberg President and Chief Executive Officer	280,000	100%	$0.35	7/26/2014

(1)	The options become exercisable in four equal annual installments beginning on the first anniversary of July 26, 2004, the grant date.

The following table sets forth certain information regarding stock option values on December 31, 2004 and stock options exercised during fiscal year 2004 by each of the executive officers named in the Summary Compensation Table above:

Aggregated Option Exercises in Fiscal Year 2004
and Fiscal Year-End Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	in-the-Money Options
	Shares		Options at FY-End	at FY-End
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise	Realized	Unexercisable	Unexercisable (1)
Bradley Houlberg President and Chief Executive Officer	—	—	350,000/770,000	$11,900/$44,100

Manfred Hanuschek Chief Financial Officer and Secretary	—	—	43,750/56,250	$2,688/$10,750

(1)	Calculation based upon the closing market price of $0.38 per share of Class A Common Stock on December 31, 2004. On March 23, 2005, the closing market price of a share of Class A Common Stock was $0.50.

Employment Agreements

     Bradley Houlberg

     The Company entered into a Chief Executive Employment Agreement (the “Agreement”) with Bradley Houlberg, the Company’s President and Chief Executive Officer, as of December 21, 2004, which replaced Mr. Houlberg’s previous employment agreement dated January 28, 2002. Pursuant to the Agreement, Mr. Houlberg agreed to serve as the Company’s President and Chief Executive Officer for an initial period of one year and thereafter for additional one year periods, unless the Agreement is terminated by either party upon at least one month notice prior to any anniversary of the Agreement. Mr. Houlberg’s annual salary should be not less than $275,000. The board of directors reviews Mr. Houlberg’s salary at least annually to determine if an increase is appropriate, which increase is in the sole discretion of the board. Mr. Houlberg shall be paid any bonus as determined by the Company’s board of directors in its sole discretion. Mr. Houlberg shall also be paid an auto allowance of $500 per month.

     The Agreement prohibits Mr. Houlberg from divulging confidential information regarding the Company’s business, except as his duties may require or as authorized by the Company’s board or executive committee. Under the Agreement, Mr. Houlberg cannot, during the term of the Agreement and for a period of one year after the termination of his employment with the Company, engage in any business or perform any actions in competition with the Company’s business worldwide.

     Mr. Houlberg’s employment may be terminated (i) at any time by Mr. Houlberg, by giving his notice of resignation to the board at least 30 days before the resignation is effective; (ii) for any reason upon the majority vote of the board or executive committee by giving written notice to Mr. Houlberg at least 30 days before the termination is to be effective; and (iii) immediately upon Mr. Houlberg’s death or disability, as defined in the Agreement, or upon mutual agreement of Mr. Houlberg and the Company.

     If Mr. Houlberg’s employment terminates as described above or upon the notice of termination of the Agreement, the Company will pay him as severance all accrued and unpaid salary and benefits through the date of termination of his employment (“Termination Date”) and unpaid business expenses. If Mr. Houlberg’s employment terminates upon his death, the Company will pay Mr. Houlberg as additional severance pay (i) an amount equal to his annual salary payable over twelve months plus (ii) a bonus payable pursuant to any incentive plan for such year, and (iii) the Company will pay for the cost to continue Mr. Houlberg’s participation in the Company’s health and hospitalization plans for twelve months after the Termination Date. If Mr. Houlberg’s employment terminates as a result of his disability, the Company may, at its discretion, pay Mr. Houlberg all or a portion of the amounts described in connection with the termination of Mr. Houlberg’s employment as a result of his death.

     If Mr. Houlberg’s employment terminates upon (i) the majority vote of the Company’s board or executive committee, (ii) upon Mr. Houlberg’s death or disability, or (iii) termination of the Agreement, Mr. Houlberg will have 90 days following the Termination Date to exercise all vested options. If Mr. Houlberg’s employment terminates as a result of his voluntary resignation, all vested options will terminate on the Termination Date. If Mr. Houlberg’s employment terminates for any reason, then all unvested options will terminate on the Termination Date.

     The Agreement supersedes all prior employment agreements between Mr. Houlberg and the Company.

     Manfred Hanuschek

     We entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. The following is the description of the terms and conditions of the amended agreement. Pursuant to the agreement, Mr. Hanuschek agreed to serve as our Chief Financial Officer for an initial period of three years, commencing on January 18, 2002, unless sooner terminated in accordance with the agreement, at the end of which the agreement will automatically renew for successive periods of one year. Effective January 1, 2004, Mr. Hanuschek’s annual base salary was adjusted to $197,000. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by our president or board, in his or its sole discretion. Under the agreement, Mr. Hanuschek is entitled to reimbursement of specified expenses and to participation in any savings, 401(k), pension, group medical and other similar plans, which we may adopt. Under the agreement, Mr. Hanuschek is entitled to reimbursement of relocation expenses related to his required relocation to Indianapolis, Indiana.

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

     We can terminate Mr. Hanuschek’s employment for cause at any time. Pursuant to the agreement, the term “cause” means that Mr. Hanuschek (i) materially fails to perform his duties under the agreement (other than the failure due to Mr. Hanuschek’s physical or mental illness), (ii) commits an act of dishonesty or breach of trust, or acts in a manner which is inimical or injurious to our business or interests, (iii) violates or breaches any of the provisions of the agreement and fails to cure such breach within 30 days after the receipt of written notice identifying the breach, (iv) intentionally acts or fails to act, which results directly in gain to or personal enrichment of Mr. Hanuschek and injury to us, or (v) is indicted for or convicted of a felony or any crime involving larceny, embezzlement or moral turpitude.

     The agreement prohibits Mr. Hanuschek from divulging confidential information regarding our business except with our prior written consent or except in the proper course of his employment. During Mr. Hanuschek’s employment and for a period of six months after the termination of the agreement and, so long as the required severance payment continues to be made, Mr. Hanuschek cannot, except with our prior written consent, engage in any business or perform any actions in competition with our company.

Amended and Restated Stock Option and Restricted Stock Plan

     Our stockholders approved the Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”) at our 2002 Annual Meeting of Stockholders held on May 30, 2002. The purpose of the Plan is to promote our interests by providing incentives to (i) our designated officers and other employees or those of our subsidiaries, (ii) members of our board of directors and (iii) independent contractors and consultants who perform services for us and thus to enable us to attract and retain the foregoing eligible participants in the Plan (individually, the “Participant” and, collectively, the “Participants”) and to encourage them to acquire or increase the proprietary interest in us.

     Our board of directors or committee of the board comprised of at least two members (collectively, the “Committee”) will administer and interpret the Plan. Each committee member must meet the definition of a “non-employee director” within the meaning of Rule 16b-3(b)(3) of the Exchange Act. The Committee has the sole authority to determine the persons eligible to receive grants, the type, size, and terms of grants, the time when grants will be made, the duration of any exercise or restriction period, any restrictions on resale applicable to the shares of the Common Stock to be issued or transferred pursuant to the grants and any other matters arising under the Plan.

     Grants under the Plan include: (i) incentive stock options, (ii) nonqualified stock options and (iii) restricted stock grants (i.e., grants of shares of our Common Stock pursuant to an incentive or long range compensation plan, program or contract approved by the Committee, as described below).

     The Plan also provides for special grants of nonqualified stock options to purchase up to 30,000 shares of the Common Stock vesting over a three-year period for our non-employee members of the board of directors who serve on the committee of the board of directors administering the Plan (“Director’s Grants”). A non-employee director who serves on the Committee may receive a Director’s Grant at the start of and in consideration for that director’s service to us as a Committee member. Director’s Grants may be awarded only in the sole discretion of the board of directors. Upon a change of control, a sale or exchange of our assets, our dissolution, liquidation, merger or consolidation, in which we are not the surviving corporation, vesting restrictions imposed under any Director’s Grant immediately lapse.

     Only officers and other employees are eligible to receive incentive stock options. All Participants in the Plan are eligible to receive nonqualified stock options and restricted stock grants. The maximum number of shares of the Common Stock that may be subject to grants awarded to any single individual under the Plan is 4,000,000 shares of the Common Stock, except in the case of a Director’s Grant, which cannot exceed 30,000 shares of the Common Stock during any three-year period.

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

     Unless the Participant is the holder of 10% of the total combined voting power of our stock or the stock of our subsidiaries, the Participant may exercise options during a period of ten years from the date of the grant, subject to the Committee’s determination of the exercise period of the Participant’s stock options. However, the Participant’s exercise period may terminate earlier if we terminate his or her employment relationship with us or if he or she dies or becomes disabled.

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

     In the event of a change of control (as defined in the Plan), the Participant may immediately exercise all outstanding stock options. All restrictions on the transfer of the shares of restricted stock will lapse upon the occurrence of the change of control, provided such shares have not been forfeited. Upon a sale or exchange of all or substantially all of our assets or upon our dissolution, liquidation, merger or consolidation where we are not the surviving corporation, the Participant will have the right to exercise in full any grants, including Director’s Grants, not previously exercised, subject to certain conditions.

Compensation of Directors

     The compensation paid to non-employee members of the board of directors is as follows:

     (i) $5,000 plus reasonable expenses for attendance at annual meetings;

     (ii) $3,000 plus reasonable expenses for attendance at quarterly meetings;

     (iii) $1,500 plus reasonable expenses for attendance at special and audit committee meetings or any other committee of the board of directors except for the executive commitee; and

     (iv) $2,500 plus reasonable expenses for attendance at executive committee meetings.

     In addition, the chairman of the board receives $5,000 per month plus reasonable expenses and the vice-chairman receives $4,000 per month plus reasonable expenses.

     During the fiscal year ended December 31, 2004, Messrs. Garrison, Leeds, Armitage, Birbeck, Grein and Osseiran earned non-employee 2004 director fees for their services on the board of directors of $76,500, $61,500, $30,000, $32,250, $13,500 and $9,000, respectively, plus expenses. Total cash reimbursed out of pocket director expenses amounted to $71,879 in 2004.

     During the fiscal year ended December 31, 2003, Messrs. Garrison, Leeds, Armitage, Bartkiw, Birbeck, Grein, and Osseiran earned non-employee 2003 director fees for their services on the board of directors of $78,000, $61,000, $24,000, $4,000, $25,000, $11,000, and $10,500, respectively, plus expenses. Total cash reimbursed out of pocket director expenses amounted to $49,766 in 2003.

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

     In 2004, there were no grants of options to any members of the board of directors.

     In 2003, Messrs. Garrison, Leeds, Armitage, Birbeck, Grein and Osseiran were granted options under the Plan to purchase 37,500, 37,500, 37,500, 6,250, 6,250 and 6,250 shares of our Class A Common Stock, respectively, at the exercise price of $0.21 per share. The options become exercisable in four equal installments beginning on November 5, 2004. Mr. Bartkiw’s options expired upon his resignation from our board of directors as of March 7, 2003.

     Certain directors received stock related to the CDS Agreement and the Xila Agreement. See Part I – Item 1. “Description of Business – CDS Agreement and Discontinued Operations and the Xila Agreement .”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information as of March 15, 2005 with respect to the beneficial ownership of our Class A and Class B Common Stock by: (i) each person who is known to us to be the beneficial owner of more than five percent of our outstanding Class A or Class B Common Stock, (ii) each of our directors, (iii) our chief executive officer and each other executive officer whose total annual salary and bonus for the fiscal year 2004 exceeded $100,000; and (iv) all of our directors and executive officers as a group. As of March 23, 2005, 27,893,709 shares of our Class A Common Stock and 2,833,334 shares of our Class B Common Stock were outstanding. As of March 23, 2005, treasury stock consisted of 140,250 shares of our Class A Common Stock.

     The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC regulations. Accordingly, beneficially-owned securities may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or convertible debentures within 60 days after March 23, 2005. Shares subject to stock options, warrants or convertible debentures, which an individual has the right to acquire within 60 days after March 23, 2005, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. Beneficial ownership may be disclaimed as to some of the securities.

	Amount and Nature of			Amount and Nature of
Name and Address of Beneficial	Beneficial Ownership of		Percent	Beneficial Ownership of		Percent
Owner**	Class A Common Stock		of Class	Class B Common Stock		of Class
Harold D. Garrison, Chairman	2,334,729	(1)	8.4%	177,178	(2)	6.3%
Michael H. Leeds, Vice-Chairman	65,625	(3)	*	—		—
Rupert D. Armitage, Director	561,844	(4)	2.0%	—		—
John Birbeck, Director	40,938	(5)	*	—		—
Thomas W. Grein, Director	10,938	(6)	*	—		—
Salah N. Osseiran, Director	16,907,840	(7)	60.6%	2,371,244	(8)	83.7%
Bradley Houlberg, President and Chief Executive Officer	490,000	(9)	1.7%	—		—

	Amount and Nature of			Amount and Nature of
Name and Address of Beneficial	Beneficial Ownership of		Percent	Beneficial Ownership of	Percent
Owner**	Class A Common Stock		of Class	Class B Common Stock	of Class
Manfred Hanuschek, Chief Financial Officer and Secretary	56,250	(10)	*	—	—
All directors and executive officers as a group (8 Persons)	20,468,164		70.8%	2,548,422	90.0%

*	Less than 1%.

**	The business address of our directors and executive officers is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.

(1)	Includes 542,081 shares of our Class A Common Stock held by Mr. Garrison directly, 1,304,238 shares of our Class A Common Stock owned by Sunset, LLC, of which Mr. Garrison is the Managing Member and 422,785 shares of our Class A Common Stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member and an exercisable option to purchase 65,625 shares of our Class A Common Stock.

(2)	Includes 14,732 shares of our Class B Common Stock held by Mr. Garrison directly, 94,762 shares of our Class B Common Stock owned by Sunset, LLC, of which Mr. Garrison is the managing member and 67,684 shares of our Class B Common Stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member.

(3)	Represents exercisable options to purchase 65,625 shares of our Class A Common Stock.

(4)	Includes 281,219 shares of our Class A Common Stock held by Mr. Armitage directly. Includes exercisable options to purchase 95,625 shares of our Class A Common Stock, 85,000 shares owned by Mr. Armitage’s spouse, and 100,000 shares owned by Ambit Research, of which Mr. Armitage is the managing director.

(5)	Includes 30,000 shares of our Class A Common Stock held by Mr. Birbeck directly and an exercisable option to purchase 10,938 shares of our Class A Common Stock.

(6)	Represents an exercisable option to purchase 10,938 shares of our Class A Common Stock.

(7)	Includes 45,000 shares of our Class A Common Stock owned by Salsel Corporation Limited, 14,207,292 shares of our Class A Common Stock owned by Hawazen (BVI) Corp. and 2,647,735 shares of our Class A Common Stock owned by Fairford Holdings Limited. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited and Hawazen (BVI) Corp. Mr. Osseiran is the managing director of Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Also includes exercisable options to purchase 7,813 shares of our Class A Common Stock.

(8)	Includes 2,113,902 shares of our Class B Common Stock owned by Hawazen (BVI) Corp. and 257,342 shares of our Class B Common Stock owned by Fairford Holdings Limited. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran is the managing director of Hawazen (BVI) Corp.

(9)	Represents exercisable options to purchase 490,000 shares of our Class A Common Stock.

(10)	Represents exercisable options to purchase 56,250 shares of our Class A Common Stock.

Equity Compensation Plan Information

The following table details information regarding the Company’s equity compensation plans as of December 31, 2004:

				Number of securities
				remaining available for
	Number of securities to		Weighted-average	future issuance under equity
	be issued upon exercise		exercise price of	compensation plans
	of outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	2,453,250	(1)	$0.31	1,846,750
Equity compensation plans not approved by security holders(2)	110,000		$0.39	—

Total	2,563,250		$0.32	1,846,750

(1)	Options to purchase 50,000 shares were granted prior to the Merger.

(2) The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements of the Company prior to the Merger (“Outside Plan Stock Options”).
Outside Plan Stock Options were granted to the Company’s employees. Outside Plan Stock Options to purchase in the aggregate 50,000 shares of the Company’s common stock were granted to Mr. Burt, Managing Director of the Company’s United Kingdom subsidiary CTI Data Solutions Ltd., in 1998 and 1999. The 1998 grant involved an option to purchase 30,000 shares of the Company’s common stock at the exercise price of $.34 per share, which expires in 2008. The 1999 grant included an option to purchase 20,000 shares of the Company’s common stock at the exercise price of $.375 per share, which expires in 2009. Outside Plan Stock Options to purchase in the aggregate 60,000 shares of the Company’s common stock were granted to two non-executive employees of CTI Data Solutions Ltd. in 1998 and 1999. The 1998 grant involved an option to purchase 30,000 shares of the Company’s common stock at the exercise price of $.34 per share, which expires in 2008. The 1999 grant included an option to purchase 30,000 shares of the Company’s common stock at the exercise price of $.50 per share, which expires in 2009. As of December 31, 2004, all of the foregoing Outside Plan Stock Options were fully vested.

Item 12. Certain Relationships and Related Transactions

The Company leased its corporate headquarters from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. The Company incurred $260,551 and $411,303 in lease and other expense for the years ended December 31, 2004 and 2003, respectively. The building in which the Company’s Indianapolis, Indiana offices are leased was sold to a non-affiliated third party in the third quarter of 2004.

The Company incurred legal expenses of $1,102,248 and $397,433 during 2004 and 2003, respectively, related to a law firm in which the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. In 2002, the company entered into a contingency based agreement with such firm related to certain patent enforcement activities. As of December 31, 2004 and 2003, the Company had accounts payable due this law firm in the amounts of $2,984 and $20,010, respectively.

The Company incurred $222,750 in fees and $71,879 in expenses associated with Board of Directors activities in 2004 and $224,000 in fees and $49,766 in expenses associated with Board of Directors activities in 2003.

In 2004 and 2003, the Company paid $0 and approximately $8,000, respectively, for consulting services to a company owned by a director of the Company.

During 2003, the Company engaged an individual as an advisor to the board. This individual also serves as Chairman of a company on which another Company director is the managing director. The Company incurred approximately $9,000 in compensation to this individual and $3,200 in expenses in 2004 and $12,000 and $4,500 in fees and expenses, respectively in 2003. In addition, the Company recorded approximately $2,700 of stock option expense in 2004 for stock options to purchased 75,000 shares of Class A common stock granted to this individual in November 2003.

In 2003, the Company recorded a $19,000 relocation expense related to the remaining balance associated with an advance awarded in 2002 to the Company’s President and Chief Executive Officer, Bradley Houlberg.

On December 31, 2003, the Company and CDS entered into the CDS Agreement. Pursuant to the CDS Agreement, the Company acquired the net assets of CDS, excluding approximately $34,130 in cash which was retained by Centillion Affiliates in escrow for costs associated with the dissolution, winding-up and liquidation of CDS. The Xila Interest constitutes most of the Assets purchased by the Company. CDS transferred the Assets to the Company in exchange for (i) the cancellation of the Note; (ii) the Company’s payment or performance, when due, of certain assumed obligations of CDS; and (iii) the Company’s performance, when due, of the post-closing covenants contained in the CDS Agreement. The Centillion Affiliates received 203,689 shares of Class A common stock under Paragraph (i) above. Of the Class A common stock issued to Centillion Affiliates: (i) 170,469 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority shareholder of the Company; (ii) 12,738 shares were issued directly to and to an entity affiliated with Mr. Garrison, the Company’s Chairman of the Board and (iii) 6,687 shares were issued to employees of the Company who are not deemed to be executive officers of the Company. See Part I , Item 1. “Description of Business – Merger.” The net assets acquired also included the membership interest in Xila, which provided the Company’s telecommunications services.

The Company’s telephone services are provided by Xila. The Company incurred $107,893 and $152,414 in telephone expense for the years ended December 31, 2004 and 2003. The Company provided billing solutions to this entity for the years ended December 31, 2004 and 2003 the revenues recorded amounted to $5,500 and $5,248, respectively. At December 31, 2004, the Company had no receivable from this entity. The financial statements of CDS and the Company which are under common control have been combined on an “as if” pooling basis and accordingly these amounts have been eliminated on the Company’s consolidated financial statements. The entity was sold to an unrelated third party in January 2005. See Part I , Item 1. “Description of Business – Discontinued Operations and the Xila Agreement.”

Xila leased, on a month-to-month basis, its office space from an entity in which both the chairman and a major shareholder of the Company have an ownership interest. Xila incurred approximately $13,000 and $30,000 in lease expense for the years ended December 31, 2004 and 2003. In the second quarter of 2004, Xila’s remaining staff moved its offices to the Company’s leased space.

As a result of the consummation of the sale of the Assets of Xila, Centillion Affiliates received 1,140,564 shares of Class A common stock of the Company. Of the Class A common stock issued to Centillion Affiliates: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority shareholder of the Company; (ii) 71,323 shares were issued directly to and to an entity affiliated with Mr. Garrison, the Company’s Chairman of the Board and (iii) 37,442 shares were issued to employees all of whom are not deemed to be executive officers of the Company.

Substantially all of the revenue from discontinued operations was derived from tenants residing in buildings either owned or managed by entities which are either owned directly or indirectly by certain directors of the Company.

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

     3.3 Certificate of Amendment of the Certificate of Incorporation dated November 16, 1995 incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities Exchange and Commission on March 30, 2004.

     3.4 Certificate of Amendment of the Certificate of Incorporation dated November 3, 1999 incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

     3.5 Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3.1(i) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

     3.6 Amended Bylaws, incorporated by reference to Exhibit 3.1(ii) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

     3.7 Amendment to Amended Bylaws dated November 29, 2001 incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

     3.8 Amended Bylaws adopted July 15, 2004 incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.

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

     10.14 Twelfth Amendment to Lease Agreement, dated December 1, 2003, by and between Lockerbie Marketplace, L.L.C. and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.

     10.15 Amendment No. 1 to Chief Executive Employment Agreement between Bradley C. Houlberg and CTI Group (Holdings) Inc. dated October 20, 2004 incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004. *

     10.16 Chief Executive Employment Agreement between Bradley C. Houlberg and CTI Group (Holdings) Inc. dated December 21, 2004. *

     10.17 Asset Purchase Agreement between Xila Communications, LLC and eGIX, Inc. dated as of October 28, 2004 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

     10.18 Services Agreement between Xila Communications, LLC and eGIX, Inc. dated October 19, 2004 incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

     10.19 Telecommunications Services Agreement between Xila Communications, LLC and eGIX, Inc. dated October 28, 2004 incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

     10.20 Adjustment to base compensation of CFO, Manfred Hanuschek, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2004. *

     11.1 Statement re computation of per share earnings, incorporated by reference to Note 7 to Consolidated Financial Statements

     14.1 Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

     21.1 List of subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2004.

     23.1 Consent of PricewaterhouseCoopers LLP.

     31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

     31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

     32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.

     32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

*      Management contract or compensatory plan or agreement.

Item 14. Principal Accountant Fees and Services

Category	2004	2003
Audit Fees	$188,828	$228,338
Audit-Related Fees	5,105	21,434
Tax Fees	15,010	8,996
All Other Fees	5,440	19,000

Total	$214,383	$277,768

     Audit Fees. The foregoing table presents the aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB for fiscal years ending December 31, 2004 and 2003.

     Audit-Related Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the paragraph “Audit Fees” above for fiscal years ending December 31, 2004 and 2003 are presented in the table above. Audit-related fees consisted principally of the evaluation of potential acquisitions and audits of financial statements of certain employee benefit plans.

     Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered to our UK subsidiary for tax compliance, tax advice and tax planning for the fiscal years ending December 31, 2004 and 2003 are presented in the table above. We use another accountant for U.S. corporate income tax compliance, advice and planning.

     All Other Fees. PricewaterhouseCoopers LLP provided products and services related to tax consulting and consulting related to Section 404 of the Sarbanes-Oxley Act of 2002.

Audit Committee Pre-Approval Policies and Procedures

     The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by PricewaterhouseCoopers LLP in fiscal 2004.

None of the services pre-approved by the Audit Committee or the Chair of the Committee during 2004 utilized the de minimis exception to pre-approval contained in the applicable SEC

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Group (Holdings) Inc.

By:	/s/ Bradley Houlberg

Name:	Bradley Houlberg
Title:	President and Chief Executive Officer
Date:	March 31, 2005

     In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2005	/s/ Bradley Houlberg

Date	Bradley Houlberg
President and Chief Executive Officer
(Principal Executive Officer)

March 31, 2005	/s/ Manfred Hanuschek

Date	Manfred Hanuschek
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

March 31, 2005	/s/ Harold Garrison

Date	Harold Garrison,
Chairman, Board of Directors

March 31, 2005	/s/ Michael Leeds

Date	Michael Leeds
Vice Chairman, Board of Directors

March 31, 2005	/s/ Rupert D. Armitage

Date	Rupert D. Armitage
Member, Board of Directors

March 31, 2005	/s/ John Birbeck

Date	John Birbeck
Member, Board of Directors

March 31, 2005	/s/ Thomas Grein

Date	Thomas Grein
Member, Board of Directors

March 31, 2005	/s/ Salah Osseiran

Date	Salah Osseiran
Member, Board of Directors