Form 10QSB
period 2005-03-31
CTI GROUP HOLDINGS INC
filed 2005-05-16
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2005, the number of shares of Class A common stock, par value $.01, outstanding was 27,895,209 and the number of shares of Class B common stock, par value $.01, outstanding was 2,833,334. As of May 10, 2005, treasury stock constituted 140,250 shares of Class A common stock.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.

FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$7,512,979	$7,921,680
Trade accounts receivable, less allowance for doubtful accounts of $54,141 and $52,833, respectively	1,857,435	2,414,642
Note receivable	245,053	—
Prepaid expenses	264,362	347,350
Other current assets	53,157	15,845
Deferred income tax benefit	—	49,033
Income taxes refundable	227,266	154,692

Total current assets	10,160,252	10,903,242

Property, equipment, and software, net	2,334,184	2,260,759
Intangible assets, net	168,483	200,908
Other assets	77,600	102,655
Assets of discontinued operations	—	176,639

Total assets	$12,740,519	$13,644,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$202,226	$228,904
Accrued expenses	856,583	752,142
Accrued wages and other compensation	511,301	1,389,095
Deferred revenue	988,585	1,150,419
Deferred tax liability	6,950	—

Total current liabilities	2,565,645	3,520,560

Deferred revenue – long term	24,089	25,146

Liabilities of discontinued operations	—	57,395

Total liabilities	2,589,734	3,603,101

Commitments and contingencies

Stockholders’ equity

Class A common stock, par value $.01; 47,166,666 shares authorized; 28,033,959 issued and outstanding at March 31, 2005 and 26,893,145 issued and outstanding at December 31, 2004	280,340	268,932

Class B convertible common stock, par value $.01; 2,833,334 shares authorized, issued and outstanding	28,333	28,333

Additional paid-in capital	25,264,284	25,275,084
Accumulated deficit	(15,239,235)	(15,357,465)
Other comprehensive income – foreign currency translation	9,206	18,361
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	10,150,785	10,041,102

Total liabilities and stockholders’ equity	$12,740,519	$13,644,203

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues:
Software sales, service fee and license fee revenue	$3,180,677	$3,364,339
Patent license fee and enforcement revenues	—	500,000

	3,180,677	3,864,339

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	805,323	940,450
Patent license fee and enforcement cost	140,576	376,423
Selling, general and administration	1,825,338	1,755,309
Research and development	516,003	551,173
Depreciation and amortization	249,508	213,704

Income / (loss) from operations	(356,071)	27,280

Other income
Interest income	56,054	13,808

Income / (loss) from continuing operations before income taxes	(300,017)	41,088

Tax benefit	37,482	—

Income / (loss) from continuing operations, net of tax benefit	(262,535)	41,088

Discontinued operations
Income / (loss) from discontinued operations, net of tax	10,497	(36,895)
Gain on sale of discontinued operations, net of tax	370,268	—

Income / (loss) from discontinued operations, net of tax	380,765	(36,895)

Net income	$118,230	$4,193

Basic and diluted net income / (loss) per common share from continuing operations	$(0.01)	$0.00

Basic and diluted net income / (loss) per common share from discontinued operations	$0.01	$(0.00)

Basic and diluted net income per common share	$0.00	$0.00

Basic weighted average common shares outstanding	27,627,391	26,752,895
Diluted weighted average common shares outstanding	28,421,837	27,637,620

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$118,230	$4,193
Adjustments to reconcile net income to net cash used in operating activities:
(Income) / loss from discontinued operations	(10,497)	36,895
Gain on sale of discontinued operations	(370,268)	—
Provision for doubtful accounts	1,428	3,185
Deferred income taxes	55,983	—
Depreciation and amortization	249,508	213,704
Stock option grant expense	555	972
Changes in operating activities:
Trade receivables	539,201	(1,059,152)
Prepaid expenses	82,695	105,723
Income taxes refundable	(72,574)	—
Other assets	(13,242)	—
Accounts payable	(25,151)	(197,081)
Accrued expenses	(765,074)	(66,824)
Deferred revenue	(148,266)	105,917

Cash used in operating activities	(357,472)	(852,468)

Cash flows from investing activities:
Additions to property, equipment, and software	(290,449)	(307,299)
Sale of discontinued assets	180,000	—
Cash received from payment of note receivable	30,000	—

Cash used in investing activities	(80,449)	(307,299)

Cash flows from financing activities:
Exercise of stock options	53	—

Cash provided by financing activities	53	—

Effect of foreign currency exchange rates on cash and cash equivalents	(15,587)	11,124
Cash contributed by / (used in) discontinued operations	44,754	(9,803)

Decrease in cash and cash equivalents	(408,701)	(1,158,446)

Cash and cash equivalents, beginning of period	7,921,680	7,085,134

Cash and cash equivalents, end of period	$7,512,979	$5,926,688

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: Business and Basis of Presentation

CTI Group (Holdings) Inc. and subsidiaries (the “Company” or “CTI”) design, develop, market and support billing and communications management software and services.

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

Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2004 and 2003 and the notes thereto included in the Company’s Forms 10-KSB as filed with the SEC.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

On January 21, 2005, the Company completed the sale of the Company’s discontinued assets and liabilities (see Note 5 – Discontinued Operations). The sales price was $464,000 of which $180,000 in cash was received along with a non-interest bearing note of $284,000 payable in 12 monthly installments of $15,000 and a final monthly payment of $104,000. The Company imputed interest on the note at a rate of 6% and recorded a note receivable of $272,397.

NOTE 3: Adoption of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised in 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. The Company has not elected early adoption of SFAS No. 123-R. SFAS No. 123-R will be effective for the Company in the first quarter of 2006 and will apply to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. The Company estimates that the adoption of SFAS No. 123-R will increase the Company’s expenses by approximately $100,000 annually (see Note 6 – Stock Based Compensation).

NOTE 4: Basic And Diluted Net Income Per Common Share

Net income per common share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options.

	For the Three Months Ended
	March 31,
	2005	2004
Net income	$118,230	$4,193

Weighted average shares of common stock outstanding used to compute basic earnings per share	27,627,391	26,752,895
Additional common shares to be issued assuming exercise of stock options	794,446	884,725

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,421,837	27,637,620

Basic:
Net income per share	$0.00	$0.00

Weighted average common shares outstanding	27,627,391	26,752,895

Diluted:
Net income per share	$0.00	$0.00

Weighted average common and common equivalent shares outstanding	28,421,837	27,637,620

The Company has a series of Class B common stock that is convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock as defined. The dilutive impact of the potential conversion of Class B common stock into Class A common stock, which the Company believes will be materially significant, has been excluded from the computation of basic and diluted earnings per share due to the inability of the Company to accurately estimate the ultimate number of shares to be issued.

NOTE 5: Merger, Acquisition and Discontinued Operations

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

Centillion’s patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (“Centillion Data Systems, LLC” or “Tracking LLC”). Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to Tracking LLC, 2,833,334 newly authorized shares of the Company’s Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of Tracking LLC. Under the Merger agreement, until February 12, 2006 shares of Class B common stock can be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by 88% of the average market price of Class A common stock. The average market price of Class A common stock at any date will be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company’s equity interest in, or the assets of, Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company’s receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by the average market price of Class A common stock. The average market price of a share of Class A common stock is determined by the average of the last reported sales price over the period of the most recent twenty consecutive business days before such date. If Class B common stock were converted into Class A common stock as of March 31, 2005, such conversion would result in a materially significant dilution to holders of Class A common stock.

The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition of Celltech. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated intangibles in connection with the Merger in existence as of March 31, 2005 were estimated to have various estimated lives ranging from 3 to 4 years.

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

The Company’s post-closing covenants required the Company (i) to issue the number of shares of Class A common stock to Centillion Affiliates, on or before June 30, 2005, determined by dividing the fair market value of the Assets, excluding the value of the Xila Interest, by an amount equal to 88% of the average market value of a share of Class A common stock as of December 31, 2003; and (ii) to use the Company’s commercially reasonable efforts to sell the Xila Interest or all or substantially all of Xila’s assets to a third party on or before June 30, 2005 and to issue to Centillion Affiliates the number of shares of Class A common stock determined by dividing the net proceeds received by the Company in such sale by an amount equal to 88% of the average market value of a share of Class A common stock as of the date of such sale. However, if the sale of Xila did not occur on or before June 30, 2005, Centillion Affiliates would not be entitled to receive shares of Class A common stock pursuant to Paragraph (ii) above. The Centillion Affiliates received 203,689 shares of Class A common stock under Paragraph (i) above in the first quarter of 2004. When the shares were issued, a reclassification was made between additional paid in capital and Class A common stock par value in the Statement of Stockholders’ Equity and Comprehensive Income / (Loss).

The aggregate carrying value of the Assets received under the CDS Agreement amounted to approximately $67,000, which consisted of $49,000 in cash and $7,000 in various net assets attributable to CDS and $11,000 attributable to the net assets of Xila. Prior to the repayment of the Note on December 31, 2003, the Company ascribed no net value to the Note in its financial statements as a result of the uncertainty related to the realizability of the Note. In addition, the

Company has recorded in additional paid in capital a realized $1,330,905 tax benefit for the year ended December 31, 2003 associated with the cancellation of the Note. No benefit was recognized for the year ended December 31, 2004. Any future realization of tax benefits associated with the Note cancellation will also be reflected in additional paid in capital. In accordance with SFAS 141, the financial statements of CDS and the Company, which are under common control, have been combined on an “as if” pooling basis.. Centillion Affiliates beneficially own, in the aggregate, the majority of the Company’s outstanding shares of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors and employees of the Company. The Company sold Xila in the first quarter of 2005 as stipulated in the CDS Agreement. See “Discontinued Operations” below for more information regarding the sale of Xila’s Assets. Therefore, the historical results have been presented as discontinued operations in the consolidated financial statements.

Discontinued Operations

Pursuant to the Company’s post-closing covenants set forth in the CDS Agreement, described above, the Company agreed to sell Xila’s assets to eGIX, Inc., an Indiana corporation (“eGIX”), and, on October 28, 2004, Xila entered into an Asset Purchase Agreement with eGIX (the “Xila Agreement”). Pursuant to the Xila Agreement, eGIX acquired substantially all of the net assets of Xila, excluding certain cash and cash equivalents, accounts receivables and prepaid expenses (the “Net Assets”).

Xila and eGIX also entered into the Services Agreement (the “Services Agreement”) on October 28, 2004, pursuant to which eGIX operated all financial aspects of Xila’s business, was entitled to the revenues of the business and was responsible for the expenses and liabilities of the business starting from October 1, 2004. In consideration for entering into the Services Agreement, Xila was receiving $15,000 per month beginning October 31, 2004 regardless of the profitability of the business.

In connection with the Xila Agreement and the Services Agreement, Xila and eGIX also entered into a three-year Telecommunications Services Agreement, on October 28, 2004, pursuant to which eGIX provided local, long distance and international connectivity services to Xila and moved Xila’s customers from Xila’s present service providers to eGIX’s network, and the existing agreements between Xila and its connectivity providers were terminated.

On January 21, 2005, after receiving necessary regulatory approvals and consents under the Xila Agreement, the sale of the Net Assets was consummated, in connection with which the Company received a purchase price of $464,000 consisting of a $180,000 cash payment and a non-interest bearing note of $284,000. The promissory note is to be paid in twelve equal monthly installments of $15,000 following the closing with the final payment of $104,000 due thirty days thereafter. Upon closing of the Xila Agreement, the existing Service Agreement and Telecommunications Services Agreement were terminated. In accordance with the CDS Agreement, the Company issued, in the first quarter of fiscal 2005, 1,140,564 shares of Class A common stock in connection with the sale of the Net Assets.

The Company recorded a gain on the sale of $370,268 in the first quarter of fiscal 2005. Xila’s financial results have been presented as discontinued operations in the consolidated financial statements. In the first quarter of fiscal 2005, Xila changed its name to XC, LLC.

Income / (losses) from discontinued operations include the following results for the quarters ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Revenue	$10,497	$178,949
Income / (loss) from operations	$10,497	$(36,895)
Other expense (income)	$—	$—
Total net income (loss) from discontinued operations	$10,497	$(36,895)

Substantially all of the revenue from discontinued operations is derived from tenants residing in buildings either owned or being managed by affiliates of certain directors and shareholders of the Company. Revenue and costs between the Company and the discontinued operations have been eliminated in the consolidated statements of operations.

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2005	2004

Assets:
Current assets	$—	$121,354
Non-current assets	—	55,285

Total assets of discontinued operations	$—	$176,639

Liabilities:
Current liabilities	$—	$57,395
Long-term liabilities	—	—

Total liabilities of discontinued operations	$—	$57,395

Included in the current assets from discontinued operations in 2004 is cash of $75,767.

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

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net loss and pro forma basic and diluted loss per share had the fair value method been applied to all stock awards for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net income as reported	$118,230	$4,193
Stock-based employee compensation expense included in reported net loss	—	—
Total stock-based employee compensation expense determined under fair value based method for all options	(27,077)	(24,126)

Proforma net income / (loss)	$91,153	$(19,933)

	Three Months Ended March 31,
	2005	2004
Basic and diluted income / (loss) per share:
As reported	$0.00	$0.00
Proforma	$0.00	$(0.00)

NOTE 7: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of March 31, 2005, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

NOTE 8: Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business that are unrelated to Patent Enforcement. At the present time, these potential claims aggregate less than $150,000. The Company believes it has made sufficient provisions for these claims and that the ultimate resolution of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition or results of operations.

NOTE 9: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of March 31, 2005, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s net tax benefit relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.

The tax benefit of $37,482 was due to a $70,974 benefit from the resolution of a prior year state tax contingency in the United States partially off-set by tax expense in the UK of $33,492 in connection with the taxable profit realized in the United Kingdom during the first quarter.

NOTE 10: Segment Information

The Company designs, develops, markets and supports billing and data management software and services. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has three reportable segments, Electronic Invoice Management (“EIM”), Telemanagment (“Telemanagment”) and Patent Enforcement Activities (“Patent Enforcement”). These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

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

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2005 and 2004 is shown in the following table.

	For Three Months Ended March 31, 2005
	Electronic
	Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated

Revenues	$1,830,787	$1,349,890	$—	$—	$3,180,677
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,382,091	993,263	(140,576)	—	2,234,778
Depreciation and Amortization	202,056	40,249	5,748	1,455	249,508
Income (loss) from operations	309,773	136,396	(146,324)	(655,916)	(356,071)
Long-lived assets	2,363,806	106,334	101,362	8,765	2,580,267

	For Three Months Ended March 31, 2004
	Electronic
	Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated

Revenues	$2,198,680	$1,165,659	$500,000	$—	$3,864,339
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,548,456	875,433	123,577	—	2,547,466
Depreciation and Amortization	121,538	82,539	5,748	3,879	213,704
Income (loss) from operations	429,912	59,524	117,829	(579,985)	27,280
Long-lived assets	1,050,238	352,672	124,351	21,523	1,548,784

The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2005
	United States	United Kingdom	Consolidated

Revenues	$1,885,187	$1,295,490	$3,180,677
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,273,388	961,390	2,234,778
Depreciation and Amortization	209,659	39,849	249,508
Income (loss) from operations	(532,817)	176,746	(356,071)
Long-lived assets	2,473,933	106,334	2,580,267

	For Three Months Ended March 31, 2004
	United States	United Kingdom	Consolidated

Revenues	$2,753,654	$1,110,685	$3,864,339
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,708,947	838,519	2,547,466
Depreciation and Amortization	131,466	82,238	213,704
Income from operations	3,472	23,808	27,280
Long-lived assets	1,196,112	352,672	1,548,784

NOTE 11: Subsequent events

On April 20, 2005, the Company’s wholly owned subsidiary, CTI Data Solutions Limited, as lessee, and Spherion Technology (UK) Limited (successor to Interim Technology (UK) Limited), as lessor, executed a lease agreement, pursuant to which the Company renewed and extended its 3,485 square feet of office space lease in London to remain at an annual rate equal to $87,300 per annum, payable in quarterly installments. The renewed lease term extended the lease retroactive from the previous lease termination date of January 2005 to December 2013. The lease contains an early termination clause, whereby the Company may terminate the lease effective January 2007 or thereafter, upon a minimum of six months advance notice of the date of termination and payment of the equivalent of one quarterly rent payment. Upon review of the lease in December 2008, the lease payment can be adjusted to current market conditions. In connection with the lease, the lessor agreed to reimburse the Company an amount equal to $9,700 towards certain repairs and renovations to the leased space.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations which sales are primarily denominated in UK pounds. Although the Company believes that the Patent Enforcement segment offers the highest license revenue and cash generation potential, the Company has reported license fee revenue and enforcement revenues of $0 and $500,000 in the first quarters of 2005 and 2004, respectively, compared to revenue in the EIM segment of $1.8 million and $2.2 million in the first quarters of 2005 and 2004, respectively, and Telemanagement revenue of $1.3 million and $1.2 million in the first quarters of 2005 and 2004, respectively.

The Company’s business success in connection with the EIM and Telemanagement segments depends in part upon its continued ability to enhance the existing products and services, including SmartBill® Connect, to introduce new products and services quickly and cost-effectively to meet evolving customer needs, and to achieve market acceptance for new product and service offerings. Furthermore, the Company’s business success with the Patent Enforcement segment depends upon the success of the Company’s marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursues a licensing arrangement with violators rather than litigation. Patent enforcement activities involve the identification of companies which potentially infringe on the Company’s patents. Patent enforcement settlements with potential infringers, including those without license provisions, are included in patent license fee and enforcement revenues. Due to the volatile nature of patent enforcement settlements, the occurrence and size of each patent enforcement settlement can vary significantly making it difficult to forecast such future revenues.

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

In the first quarter of 2005, the Company experienced a slight change in its financial condition as a result of net income of approximately $118,000 generated primarily from the gain on sale of discontinued operations. Although the Company’s total assets and liabilities declined, which was attributable to the payment of accrued incentive compensation, the Company realized an improvement in net current assets (current assets less current liabilities) of approximately $212,000 and stockholders’ equity of approximately $109,000 primarily as a result of the gain on sale of discontinued operations.

Results of Operations (Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004)

Revenues

Revenues from operations for the three months ended March 31, 2005 decreased $683,662, or 17.7%, to $3,180,677 as compared to $3,864,339 in the prior year period. The decrease in revenue was primarily the result of the lack of patent license fee and enforcement revenues combined with decreased EIM segment revenues. No patent license fee and enforcement revenues were recorded in the three months ended March 31, 2005 as compared to $500,000 of patent license fee and enforcement revenues recorded in the prior year period. The EIM segment revenues decreased by $367,893 of which $264,037 was attributable to the discontinuance of the Company’s MagnaFlex® product in the fourth quarter of 2004 and $103,856 of the decrease was due to decreased processing of call detail records. On a whole, the Company’s customers reported a decrease in volume of call detail records during the period ended March 31, 2005. Telemanagement segment revenue increases of $184,231 were derived from the Company’s U.K. operations from new customer sales complemented by the continued strength of the U.K. pound. The Company earns a substantial portion of its revenue from a single customer. This customer represented 43% of the revenues for the period ended March 31, 2005 and 37% for the period ended March 31, 2004. Exclusive of patent license fee and enforcement revenues such customer represented 43% and 42% of software sales, service fee and license fee revenues for the periods ended March 31, 2005 and 2004, respectively.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2005 decreased $135,127, or 14.4%, to $805,323 as compared to $940,450 in the same prior year period. The EIM segment cost of products and services, excluding depreciation and amortization, decreased $201,528 which was primarily due to the $238,810 cost reduction realized from the discontinuance of the Company’s MagnaFlex® product partially offset by an increase of $37,282 in costs of products and services, excluding depreciation and amortization, realized on the SmartBill® product. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 25% of revenue for the current period as compared to 28% of revenue in the prior year period.

Patent License Fee and Enforcement Cost

Patent license fee and enforcement cost for the three months ended March 31, 2005 decreased by $235,847, or 62.7%, to $140,576 for the three months ended March 31, 2005 as compared to $376,423 for the same prior year period. The decrease was due to a contingency fee of $74,211 related to the patent license fee and enforcement revenues recorded in the period ended March 31, 2004 and no similar fees recorded in the period ended March 31, 2005 combined with reduced legal activity.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended March 31, 2005 increased $70,029, or 4.0%, to $1,825,338 compared to $1,755,309 in the same prior year period. The increase in selling, general and administrative expenses was primarily due to increased trade show spending incurred for the three months ended March 31, 2005 as compared to the prior year period.

Research and Development Expense

Research and development expense for the three months ended March 31, 2005 decreased $35,170, or 6.4%, to $516,003 for the three months ended March 31, 2005 as compared to $551,173 for the three months ended March 31, 2004. The decrease in expense was primarily due the discontinuance of the Company’s MagnaFlex® product.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2005 increased $35,804, or 16.8%, to $249,508 for the three months ended March 31, 2005 from $213,704 in the prior year period. This increase was primarily associated with amortization expense associated with the release of SmartBill® Connect in December 2004.

Other Income and Expense

Interest income increased $42,246, or 306.0%, to $56,054 for the three months ended March 31, 2005 compared to $13,808 in the same prior year period. The increase in interest income was associated with interest received from a tax refund in combination with a higher average cash balance and an increase in the interest rate realized for the three months ended March 31, 2005 than the prior year period.

Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of March 31, 2005, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s net tax benefit relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.

The tax benefit of $37,482 was due to a $70,974 benefit from the resolution of a prior year state tax contingency in the United States partially off-set by tax expense in the UK of $33,492 in connection with the taxable profit realized in the United Kingdom during the first quarter.

Liquidity and Capital Resources

Historically, our principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet our business objectives. Cash and cash equivalents decreased $408,701, or 5.2%, to $7,512,979 as of March 31, 2005 compared to $7,921,680 as of December 31, 2004. The decrease in cash during the period ended March 31, 2005 was primarily due to the March 2005 payment of the accrued fiscal 2004 management and employee incentive compensation bonus of approximately $900,000. For the quarter ended March 31, 2005, cash flow used in operations and investing activities amounted to $357,472 and $80,449, respectively. Cash flow used in operations was primarily attributable to a March 2005 payment of the 2004 bonus. Cash flows used in investing activities in the first quarter of fiscal 2005 related primarily to $282,260 of capitalized software development costs incurred to develop the next generation of SmartBill® Connect partially off-set by the sale of the Company’s discontinued operations.

Cash generation is predominantly from the income / (loss) from operations for each segment (see Note 10 of Part I, Item 1 of this Form 10-QSB). The EIM and Telemanagement segments represented income from operations for the three months ended March 31, 2005 of $309,773, and $136,396, respectively. The Patent Enforcement and Corporate Allocation segments generated operating losses of $(146,324) and $(655,916), respectively, for the three months ended March 31, 2005. The United States location generated a loss from operations for the three months ended March 31, 2005 of $(532,817), while the United Kingdom location generated income from operations for the same period of $176,746.

The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $1.4 million in each of the three months ended March 31, 2005 and 2004 (42.7% of revenue for the three months ended March 31, 2005 and 36.9% or revenue for the three months ended March 31, 2004) . This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company’s financial condition and operations.

Disposition of Discontinued Operations

Pursuant to the Company’s post-closing covenants set forth in the CDS Agreement, described above, the Company agreed to sell Xila’s assets to eGIX, Inc., an Indiana corporation (“eGIX”), and, on October 28, 2004, Xila entered into an Asset Purchase Agreement with eGIX (the “Xila Agreement”). Pursuant to the Xila Agreement, eGIX acquired substantially all of the net assets of Xila, excluding certain cash and cash equivalents, accounts receivables and prepaid expenses (the “Net Assets”).

Xila and eGIX also entered into the Services Agreement (the “Services Agreement”) on October 28, 2004, pursuant to which eGIX operated all financial aspects of Xila’s business, was entitled to the revenues of the business and was responsible for the expenses and liabilities of the business starting from October 1, 2004. In consideration for entering into the Services Agreement, Xila was receiving $15,000 per month beginning October 31, 2004 regardless of the profitability of the business.

In connection with the Xila Agreement and the Services Agreement, Xila and eGIX also entered into a three-year Telecommunications Services Agreement, on October 28, 2004, pursuant to which eGIX provided local, long distance and international connectivity services to Xila and moved Xila’s customers from Xila’s present service providers to eGIX’s network, and the existing agreements between Xila and its connectivity providers were terminated.

On January 21, 2005, after receiving necessary regulatory approvals and consents under the Xila Agreement, the sale of the Net Assets was consummated, in connection with which the Company received a purchase price of $464,000 consisting of a $180,000 cash payment and a non-interest bearing note of $284,000. The promissory note is to be paid in twelve equal monthly installments of $15,000 following the closing with the final payment of $104,000 due thirty days thereafter. Upon closing of the Xila Agreement, the existing Service Agreement and Telecommunications Services Agreement were terminated. In accordance with the CDS Agreement, the Company issued, in the first quarter of fiscal 2005, 1,140,564 shares of Class A common stock in connection with the sale of the Net Assets.

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

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of March 31, 2005, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.

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

Related Party Transactions

The Company incurred legal expenses of $29,485 and $33,523 for the three month periods ended March 31, 2005 and March 31, 2004, respectively, related to a law firm in which the vice chairman is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues.

The Company leased its corporate headquarters from an entity in which both the chairman and a major shareholder of the Company had an ownership interest in 2004. The Company incurred $92,575 in lease and other expense for the quarter ended March 31, 2004. The building in which the Company’s Indianapolis, Indiana offices are leased was sold to a non-affiliated third party in the third quarter of 2004.

Xila leased its headquarters from an entity in which both the chairman and a major shareholder who is also a director of the Company have an ownership interest. Xila incurred approximately $0 and $7,500 in lease expense for periods ended March 31, 2005 and March 31, 2004, respectively. The lease terminated on July 31, 2004. Upon termination of the lease, Xila employees moved into the space leased by the Company.

In accordance with the CDS Agreement, the Company issued 1,140,564 shares of Class A common stock in connection with the sale of Xila’s Assets. Of the Class A common stock: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority shareholder of the Company; (ii) 71,323 shares were issued directly to, and to an entity affiliated with, Mr. Garrison, the Company’s Chairman of the Board, and (iii) 37,442 shares were issued to employees of the Company who are not deemed to be executive officers of the Company.

Adoption of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised in 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. The Company has not elected early adoption of SFAS No. 123-R. SFAS No. 123-R will be effective for the Company in the first quarter of 2006 and will apply to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings.

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. At the present time, these potential claims aggregate less than $150,000. The Company believes it has made sufficient provisions for these claims and that the ultimate resolution of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition or results of operations

BellSouth Corporation et al.

The Company has previously disclosed in its annual report on Form 10-KSB for the fiscal year ended December 31, 2004 that it is a plaintiff in a lawsuit for patent infringement under 35 U.S.C. §271 et seq. filed against BellSouth Corporation, Citizens Communications, Inc., Convergys Corporation, Mid America Computer Corporation, Qwest, Telephone Data Systems, Inc. and Traq-Wireless, Inc. in the United States District Court for the Southern District of Indiana on January 12, 2004. The lawsuit seeks treble damages, attorney’s fees and an injunction for infringement of U.S. Patent No. 5,287,270. The Company has amended its complaint to name the Qwest defendant as Qwest Corporation and Qwest Communications Corporation (“Qwest”). As previously disclosed in the annual report on Form 10-KSB for the fiscal year ended December 31, 2004, Convergys Corporation and Qwest are the only remaining defendants in the lawsuit.

Convergys Corporation filed a motion to dismiss for lack of personal jurisdiction on June 1, 2004. The Court entered an opinion and order denying this motion to dismiss on December 8, 2004.

Qwest Corporation filed a motion in the United States District Court for the Southern District of Indiana seeking to dismiss the complaint against it on jurisdictional grounds or, alternatively, to transfer the case to the United States District Court for the Western District of Washington. The parties then engaged in jurisdictional discovery. On February 14, 2005, the United States District Court for the Southern District of Indiana denied the motion as moot in light of the consolidation of this action with the action disclosed below under “Qwest Corporation,” but gave Qwest Corporation a 30 days leave to renew its motion. Qwest Corporation elected not to renew its motion and, on April 15, 2005, it filed an answer denying the substantive allegations of the Company’s complaint.

Qwest

The Company has previously disclosed in its annual report filed on Form 10-KSB for the fiscal year ended December 31, 2004 that the Company is a defendant in an action brought against it on May 11, 2004, by Qwest in the United States District Court for the Western District of Washington. In its complaint, Qwest seeks (i) a declaration that it is not infringing the Company’s Patent No. 5,287,270; and (ii) a declaration that Patent No. 5,287,270 is invalid. The Company has filed a motion seeking to dismiss the complaint filed by Qwest or, in the alternative, a transfer to the Southern District of Indiana.

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

In May 2005, an anonymous request for reexamination of the Company’s patent was filed with the US Patent office. The Company suspects that such request was filed as a tactical matter from one or more of the aforementioned defendants. The Company believes that the request for reexamination is without merit and is unable to determine the outcome or ramifications at this time.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2005, the Company consummated the sale of Xila’s Assets. See Note 5 of Part I, Item 1 of this Form 10-QSB. Pursuant to the CDS Agreement, as of January 21, 2005, the Centillion Affiliates were issued 1,140,564 shares of Class A common stock, as partial consideration for the assets acquired by the Company pursuant to the CDS Agreement. See Note 5 of Part I, Item 1 of this Form 10-QSB. The Company issued such shares in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based upon a determination that the Centillion Affiliates were sophisticated investors, had access to, and were provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

Item 3 – Defaults Upon Senior Securities.

None

Item 4 – Submission of Matters to a Vote of Security Holders.

None

Item 5 – Other Information.

None

Item 6 – Exhibits.

Exhibit 10.1-Lease, dated April 20, 2005, by and between Spherion Technology (UK) Limited and CTI Data Solutions Limited incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on April 26, 2005.

Exhibit 10.2-Underlease, dated August 10, 2000, by and between Interim Technology (UK) Limited and CTI Data Solutions Limited incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on April 26, 2005.

Exhibit 10.3-Lessee covenants contained in the Superior Lease, dated April 4, 1989, by and between Conifer Court Limited (superior landlord), GN Elmi Limited and G N Elmi a.s. incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on April 26, 2005.

Exhibit 11.1 Statement re computation of per share earnings, incorporated by reference to Note 4 to Consolidated Financial Statements

Exhibit 31.1-Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2-Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

Form 8-K, Item 1.01 “Entry into a Material Definitive Agreement” filed on January 27, 2005 regarding the consummation of the sale of Xila’s Assets eGIX.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Bradley Houlberg
Bradley Houlberg	Date: May 16, 2005
Chief Executive Officer

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: May 16, 2005
Chief Financial Officer