Form 10QSB
period 2005-06-30
CTI GROUP HOLDINGS INC
filed 2005-08-15
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
As of August 10, 2005, the number of shares of Class A common stock, par value $.01, outstanding was 27,895,209 and the number of shares of Class B common stock, par value $.01, outstanding was 2,833,334. As of August 10, 2005, treasury stock constituted 140,250 shares of Class A common stock.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$7,469,962	$7,921,680
Trade accounts receivable, less allowance for doubtful accounts of $55,031 and $52,833, respectively	1,729,633	2,414,642
Note and settlement receivable — short term	252,709	—
Prepaid expenses	461,043	347,350
Other current assets	45,169	15,845
Deferred income tax benefit	—	49,033
Income taxes refundable	—	154,692

Total current assets	9,958,516	10,903,242

Restricted cash	448,250	—
Long term settlement receivable — net of current portion	154,164	—
Property, equipment, and software, net	2,521,019	2,260,759
Intangible assets, net	136,061	200,908
Other assets	77,600	102,655
Assets of discontinued operations	—	176,639

Total assets	$13,295,610	$13,644,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$192,734	$228,904
Accrued expenses	971,610	752,142
Accrued wages and other compensation	896,481	1,389,095
Deferred revenue	972,453	1,150,419
Income tax payable	6,378	—
Deferred tax liability	9,176	—

Total current liabilities	3,048,832	3,520,560

Deferred rent incentive — long term	50,666	—
Deferred revenue — long term	55,468	25,146

Liabilities of discontinued operations	—	57,395

Total liabilities	3,154,966	3,603,101

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01; 47,166,666 shares authorized; 28,035,459 issued and outstanding at June 30, 2005 and 26,893,145 issued and outstanding at December 31, 2004	280,355	268,932

Class B convertible common stock, par value $.01; 2,833,334 shares authorized, issued and outstanding	28,333	28,333

Additional paid-in capital	25,265,140	25,275,084
Accumulated deficit	(15,210,847)	(15,357,465)
Other comprehensive income — foreign currency translation	(30,194)	18,361
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	10,140,644	10,041,102

Total liabilities and stockholders’ equity	$13,295,610	$13,644,203

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended
	June 30,
	2005	2004
Revenues:
Software sales, service fee and license fee revenue	$6,280,034	$6,897,455
Patent license fee and enforcement revenues	529,451	657,785

	6,809,485	7,555,240

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,684,399	2,111,563
Patent license fee and enforcement cost	402,971	1,037,026
Selling, general and administration	3,618,163	3,599,899
Research and development	1,016,385	951,305
Depreciation and amortization	529,658	420,829

Loss from operations	(442,091)	(565,382)

Other income
Interest income	129,077	28,686

Loss from continuing operations before income taxes	(313,014)	(536,696)

Tax benefit	78,867	139,814

Loss from continuing operations, net of tax benefit	(234,147)	(396,882)

Discontinued operations
Income / (loss) from discontinued operations, net of tax	10,497	(29,363)
Gain on sale of discontinued operations, net of tax	370,268	—

Income / (loss) from discontinued operations, net of tax	380,765	(29,363)

Net income / (loss)	$146,618	$(426,245)

Basic and diluted net income / (loss) per common share from continuing operations	$(0.01)	$(0.01)

Basic and diluted net income / (loss) per common share from discontinued operations	$0.01	$(0.00)

Basic and diluted net income per common share	$0.01	$(0.02)

Basic weighted average common shares outstanding	27,762,007	26,752,895
Diluted weighted average common shares outstanding	28,553,637	26,752,895
See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	June 30,
	2005	2004
Revenues:
Software sales, service fee and license fee revenue	$3,099,358	$3,533,116
Patent license fee and enforcement revenues	529,451	157,785

	3,628,809	3,690,901

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	879,076	1,171,113
Patent license fee and enforcement cost	262,395	660,603
Selling, general and administration	1,792,825	1,844,590
Research and development	500,382	400,132
Depreciation and amortization	280,150	207,125

Loss from operations	(86,019)	(592,662)

Other income
Interest income	73,023	14,878

Loss from continuing operations before income taxes	(12,996)	(577,784)

Tax benefit	41,384	139,814

Income / (loss) from continuing operations, net of tax benefit	28,388	(437,970)

Discontinued operations
Income / (loss) from discontinued operations, net of tax	—	7,532
Gain on sale of discontinued operations, net of tax	—	—

Income / (loss) from discontinued operations, net of tax	—	7,532

Net income / (loss)	$28,388	$(430,438)

Basic and diluted net income / (loss) per common share from continuing operations	$0.00	$(0.02)

Basic and diluted net income / (loss) per common share from discontinued operations	$0.00	$0.00

Basic and diluted net income per common share	$0.00	$(0.02)

Basic weighted average common shares outstanding	27,895,143	26,752,895
Diluted weighted average common shares outstanding	28,685,171	26,752,895
See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income / (loss)	$146,618	$(426,245)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) / loss from discontinued operations	(10,497)	29,363
Gain on sale of discontinued operations	(370,268)	—
Provision for doubtful accounts	2,867	3,175
Deferred income taxes	58,684	—
Depreciation and amortization	529,658	420,829
Recognition of lease incentive benefit	(16,990)	—
Stock option grant expense	1,111	1,544
Changes in operating assets and liabilities:
Trade receivables	635,858	1,714
Note and settlement receivables	(206,818)	—
Prepaid expenses	(148,168)	225,704
Income taxes	161,490	23,980
Other assets	24,316	(1,205)
Accounts payable	(31,779)	(56,586)
Accrued expenses	121,196	(564,125)
Accrued wages and other compensation	(481,522)	—
Deferred revenue	(84,511)	186,296

Cash provided by / (used in) operating activities	331,245	(155,556)

Cash flows used in investing activities:
Additions to property, equipment, and software	(535,885)	(815,577)
Increase in restricted cash	(477,752)	—
Sale of discontinued assets	180,000	—
Cash received from payment of note receivable	75,000	—

Cash used in investing activities	(758,637)	(815,577)

Cash flows from financing activities:
Exercise of stock options	368	—

Cash provided by financing activities	368	—

Effect of foreign currency exchange rates on cash and cash equivalents	(69,448)	7,854
Cash contributed by / (used in) discontinued operations	44,754	(87,474)

Decrease in cash and cash equivalents	(451,718)	(1,050,753)

Cash and cash equivalents, beginning of period	7,921,680	7,085,134

Cash and cash equivalents, end of period	$7,469,962	$6,034,381

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
In connection with legal proceedings which was initiated by the Company regarding certain Patent Enforcement activity in the United Kingdom, the Company was required to post collateral in a restricted cash account. The restricted cash account is to be utilized for costs associated with a potential unfavorable outcome of such proceedings. The ultimate outcome of such legal proceedings cannot be determined.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
On January 21, 2005, the Company completed the sale of the Company’s discontinued assets and liabilities (see Note 5 — Discontinued Operations). The sales price was $464,000 of which $180,000 in cash was received along with a non-interest bearing note of $284,000 payable in 12 monthly installments of $15,000 and a final monthly payment of $104,000. The Company imputed interest on the note at a rate of 6% and recorded a note receivable of $272,397. The note receivable balance as of June 30, 2005 amounted to $203,522.
On May 11, 2005, the Company entered into a $400,000 Patent Enforcement settlement in which the Company received $150,000 within ten days of the settlement and $250,000 payable in five annual installments of $50,000. The Company recorded the remaining payments at a discount with imputed interest at a rate of 7.83%. The settlement receivable as of June 30, 2005 amounted to $203,351.
In connection with the twelfth amendment to the lease entered into by the Company and Lockerbie Marketplace, LLC (the “Landlord”) in May, 2004, the Company received a lease incentive of $200,000 from the Landlord to purchase furniture and other office improvements (the “Allowance”). In the second quarter of 2005, the Landlord paid $189,257 of the Allowance to purchase furniture for the Company. The Company recorded this non-cash transaction by increasing fixed assets and establishing a deferred rent incentive in liabilities. When the deferred rent incentive benefit is recognized by the Company, the benefit will be shown as a adjustment to reconcile net cash in the Company’s Consolidated Statement of Cash Flows.

The Company paid $32,388 for state income taxes in the six months ended June 30, 2005.
NOTE 3: Adoption of New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised in 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. The Company has not elected early adoption of SFAS No. 123-R. SFAS No. 123-R will be effective for the Company in the first quarter of 2006 and will apply to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. The Company estimates that the adoption of SFAS No. 123-R will increase the Company’s expenses by approximately $100,000 annually (see Note 6 — Stock Based Compensation).
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

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2005	2004	2005	2004
Net income	$28,388	$(430,438)	$146,618	$(426,245)

Weighted average shares of common stock outstanding used to compute basic earnings per share	27,895,143	26,752,895	27,762,007	26,752,895
Additional common shares to be issued assuming exercise of stock options	790,028	—	791,630	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,685,171	26,752,895	28,553,637	26,752,895

Basic:
Net income per share	$0.00	$(0.02)	$0.01	$(0.02)

Weighted average common shares outstanding	27,895,143	26,752,895	27,762,007	26,752,895

Diluted:
Net income per share	$0.00	$(0.02)	$0.01	$(0.02)

Weighted average common and common equivalent shares outstanding	28,685,171	26,752,895	28,553,637	26,752,895

The Company has a series of Class B common stock that is convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock as defined. The dilutive impact of the potential conversion of Class B common stock into Class A common stock, which the Company believes could be materially significant, has been excluded from the computation of basic and diluted earnings per share due to the inability of the Company to accurately estimate the ultimate number of shares to be issued.

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
Centillion’s patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (“Centillion Data Systems, LLC” or “Tracking LLC”). Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to Tracking LLC, 2,833,334 newly authorized shares of the Company’s Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of Tracking LLC. Under the Company’s Certificate of Incorporation, as amended, adopted in connection with the Merger, until February 12, 2006 shares of Class B common stock can be converted by the Class B stockholders into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by 88% of the average market price of Class A common stock. The average market price of Class A common stock at any date will be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company’s equity interest in, or the assets of, Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company’s receipt of more than $7.5 million, shares of Class B common stock will automatically be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by the average market price of Class A common stock. Conversion of the Class B common stock could result in a materially significant dilution to holders of Class A common stock. The amount of dilution would depend on the method of conversion under the terms of the Merger, the market price of the Company’s Class A common stock, and value of Tracking, LLC.
The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition of Celltech. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated intangibles in connection with the Merger in existence as of June 30, 2005 were estimated to have various estimated lives ranging from 3 to 4 years.
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
The aggregate carrying value of the Assets received under the CDS Agreement amounted to approximately $67,000, which consisted of $49,000 in cash and $7,000 in various net assets attributable to CDS and $11,000 attributable to the net assets of Xila. Prior to the repayment of the Note on December 31, 2003, the Company ascribed no net value to the Note in its financial statements as a result of the uncertainty related to the realizability of the Note. In addition, the Company has recorded in additional paid in capital a realized $1,330,905 tax benefit for the year ended December 31, 2003 associated with the cancellation of the Note. No benefit was recognized for the year ended December 31, 2004. Any future realization of tax benefits associated with the Note cancellation will also be reflected in additional paid in capital. In accordance with SFAS No. 141, the financial statements of CDS and the Company, which are under common control, were combined on an “as if” pooling basis. Centillion Affiliates beneficially own, in the aggregate, the majority of the Company’s outstanding shares of Class A and Class B common stock. Some of Centillion Affiliates also serve as directors and employees of the Company. The Company sold Xila in the first quarter of 2005 as stipulated in the CDS Agreement. See “Discontinued Operations” below for more information regarding the sale of Xila’s Assets. Therefore, the historical results have been presented as discontinued operations in the consolidated financial statements.
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
The Company recorded a gain on the sale of $370,268 in the first quarter of fiscal 2005. Xila’s financial results were presented as discontinued operations in the consolidated financial statements. In the first quarter of fiscal 2005, Xila changed its name to XC, LLC.

Income / (losses) from discontinued operations include the following results for the quarters ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$—	$175,551	$10,497	$354,500
Gain (loss) from operations	$—	$7,532	$10,497	$(29,363)
Other expense (income)	$—	$—	$—	$—
Total net income (loss) from discontinued operations	$—	$7,532	$10,497	$(29,363)
Substantially all of the revenue from discontinued operations were derived from tenants residing in buildings either owned or being managed by affiliates of certain directors and shareholders of the Company. Revenue and costs between the Company and the discontinued operations have been eliminated in the consolidated statements of operations.
The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2005	2004

Assets:
Current assets	$—	$121,354
Non-current assets	—	55,285

Total assets of discontinued operations	$—	$176,639

Liabilities:
Current liabilities	$—	$57,395
Long-term liabilities	—	—

Total liabilities of discontinued operations	$—	$57,395

Included in the current assets from discontinued operations in 2004 is cash of $75,767.
NOTE 6: Stock Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$28,388	$(430,438)	$146,618	$(426,245)
Stock-based employee compensation expense included in reported net loss	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all options	(27,077)	(23,924)	(54,153)	(47,848)

Proforma net income / (loss)	$1,311	$(454,362)	$92,465	$(474,093)

The Company has a stock incentive plan, which provides for the granting of non-qualified stock options to the Company’s employees (including officers) and directors. Awards are granted at the market price of the Company’s Class A common stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire ten years from the date of grant.
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, we continue to measure and recognize compensation expense using the intrinsic value method specified in APB 25. As required under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net loss and pro forma basic and diluted loss per share had the fair value method been applied to all stock awards for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic and diluted income / (loss) per share:
As reported	$0.00	$(0.02)	$0.01	$(0.02)
Proforma	$0.00	$(0.02)	$0.00	$(0.02)

NOTE 7: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of June 30, 2005, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
NOTE 8: Contingencies
The Company is from time to time subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement. The Company believes it has made sufficient provisions for these claims and that the ultimate resolution of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition or results of operations.
NOTE 9: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of June 30, 2005, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax benefit of $78,867 was due to a $70,974 benefit from the resolution of a prior year state tax contingency in the United States and the reversal of a $50,000 reserve upon the completion of an audit by the Indiana Department of Revenue. The Company established the reserve in the year ended December 31, 2002 relating to the risk due to the audit and reversed it upon completion of the audit. UK tax expense of $42,108 in connection with the taxable profit realized in the United Kingdom during 2005 partially off-set the tax benefits recorded.
NOTE 10: Segment Information
The Company designs, develops, markets and supports billing and data management software and services. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has three reportable segments, EIM, Telemanagment and Patent Enforcement. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.
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
Reconciling items for operating income (loss) in the table below represent corporate expenses and depreciation.

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2005 and 2004 is shown in the following table.

	For Three Months Ended June 30, 2005					For Six Months Ended June 30, 2005
	Electronic					Electronic
	Invoice		Patent	Corporate		Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated	Management	Telemanagement	Enforcement	Allocation	Consolidated
Revenues	$1,817,771	$1,281,587	$529,451	$—	$3,628,809	$3,648,558	$2,631,476	$529,451	$—	$6,809,485
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,352,421	867,861	267,056	—	2,487,338	2,734,512	1,861,123	126,480	—	4,722,115
Depreciation and Amortization	230,802	40,395	5,748	3,205	280,150	432,859	80,644	11,495	4,660	529,658

Income (loss) from operations	288,988	1,085	261,308	(637,400)	(86,019)	598,762	137,480	114,985	(1,293,318)	(442,091)
Long-lived assets	2,487,651	524,991	249,779	74,673	3,337,094	2,487,651	524,991	249,779	74,673	3,337,094

	For Three Months Ended June 30, 2004					For Six Months Ended June 30, 2004
	Electronic					Electronic
	Invoice		Patent	Corporate		Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated	Management	Telemanagement	Enforcement	Allocation	Consolidated
Revenues	$2,242,548	$1,290,568	$157,785	$—	$3,690,901	$4,441,228	$2,456,227	$657,785	$—	$7,555,240
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,494,269	867,734	(502,818)	—	1,859,185	3,042,726	1,743,166	(379,241)	—	4,406,651
Depreciation and Amortization	108,667	90,433	5,748	2,277	207,125	230,205	172,972	11,495	6,157	420,829

Income (loss) from operations	494,917	79,437	(508,565)	(658,451)	(592,662)	924,829	138,960	(390,736)	(1,238,435)	(565,382)
Long-lived assets	1,439,973	275,374	118,605	19,246	1,853,198	1,439,973	275,374	118,605	19,246	1,853,198

     The following table presents net revenues by geographic location.

	For Three Months Ended June 30, 2005			For Six Months Ended June 30, 2005
	United	United		United	United
	States	Kingdom	Consolidated	States	Kingdom	Consolidated
Revenues	$2,449,019	$1,179,790	$3,628,809	$4,334,205	$2,475,280	$6,809,485
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,688,900	798,438	2,487,338	2,962,287	1,759,828	4,722,115
Depreciation and Amortization	240,156	39,994	280,150	449,815	79,843	529,658
Income (loss) from operations	(102,945)	16,926	(86,019)	(635,761)	193,670	(442,091)
Long-lived assets	2,812,103	524,991	3,337,094	2,812,103	524,991	3,337,094

	For Three Months Ended June 30, 2004			For Six Months Ended June 30, 2004
	United	United		United	United
	States	Kingdom	Consolidated	States	Kingdom	Consolidated
Revenues	$2,458,190	$1,232,711	$3,690,901	$5,211,844	$2,343,396	$7,555,240
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,034,376	824,809	1,859,185	2,743,323	1,663,328	4,406,651
Depreciation and Amortization	119,027	88,098	207,125	250,493	170,336	420,829
Loss from operations	(631,894)	39,232	(592,662)	(628,421)	63,039	(565,382)
Long-lived assets	1,577,824	275,374	1,853,198	1,577,824	275,374	1,853,198

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
The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to: the risk that the Company will not be able to attract and retain customers to purchase its products; the risk that the Company will not be able to commercialize and market products; results of research and development; technological advances by third parties; loss of major customers; competition; future capital needs of the Company; history of operating losses; and dependence upon general economic and business conditions. You should not place any undue reliance on any forward-looking statements.
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
The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and patent enforcement revenues.
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations which sales are primarily denominated in UK pounds. The Company has reported license fee revenue and enforcement revenues of $529,451 and $657,785 in the six months ended June 30, 2005 and 2004, respectively, compared to revenue in the EIM segment of $3.6 million and $4.4 million in the six months ended June 30, 2005 and 2004, respectively, and Telemanagement revenue of $2.6 million and $2.5 million in the six months ended June 30, 2005 and 2004, respectively.
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

The Company has a series of Class B common stock that is convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the average quoted market value of the Company’s Class A common stock as defined in the underlying agreement. The dilutive impact of the shares of Class A common stock issuable upon the conversion of Class B common stock, which the Company believes could be materially significant, has been excluded from the computation of basic and diluted earnings per share due to the inability of the Company to accurately estimate the ultimate number of shares to be issued. See Note 5 to Consolidated Financial Statements (unaudited).
Financial Condition
In the six months ended June 30, 2005, the Company experienced a slight change in its financial condition as a result of net income of approximately $146,618 generated primarily from the gain on sale of discontinued operations. At June 30, 2005, cash and cash equivalents were $7,469,962 compared to $7,921,680 at December 31, 2004 due to the posting of collateral in a restricted cash account. The Company realized a decline in net current assets (current assets less current liabilities) of approximately $473,000 which is primarily attributable to the aforementioned change in cash and cash equivalents. The Company realized an improvement in stockholders’ equity of approximately $100,000 primarily as a result of net income reported for the six months ended June 30, 2005.
Results of Operations (Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004)
Revenues
Revenues from operations for the six months ended June 30, 2005 decreased $745,755, or 9.9%, to $6,809,485 as compared to $7,555,240 in the prior year period. The decrease in revenue was primarily the result of decreased EIM segment revenues combined with lower patent license fee and enforcement revenues. The EIM segment revenues decreased by $792,670 of which $530,552 was attributable to the discontinuance of the Company’s MagnaFlex® product in the fourth quarter of 2004, $195,783 of the decrease was due to a decrease in the rate structure, and $66,335 of the decrease was due to lower programming revenue recognized in 2005. Patent license fee and enforcement revenues of $529,451 were recorded in the six months ended June 30, 2005 as compared to $657,785 of patent license fee and enforcement revenues recorded in the prior year period. Telemanagement segment revenue increases of $175,249 were derived from the Company’s U.K. operations from sales to new customers. The Company earns a substantial portion of its revenue from a single customer. This customer represented 40% of the revenues for the period ended June 30, 2005 and 37% for the period ended June 30, 2004. Exclusive of patent license fee and enforcement revenues, such customer represented 44% and 42% of software sales, service fee and license fee revenues for the periods ended June 30, 2005 and 2004, respectively.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2005 decreased $427,164, or 20.2%, to $1,684,399 as compared to $2,111,563 in the same prior year period. The EIM segment cost of products and services, excluding depreciation and amortization, decreased $484,457 which was primarily due to the $644,972 cost reduction realized from the discontinuance of the Company’s MagnaFlex® product partially offset by an increase of $117,028 in costs of products and services, excluding depreciation and amortization, realized on the SmartBill® product. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 27% of revenue for the six months ended June 30, 2005 as compared to 31% of revenue in the prior year period.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the six months ended June 30, 2005 decreased by $634,055, or 61.1%, to $402,971 as compared to $1,037,026 for the six months ended June 30, 2004. The decrease was primarily related to lower legal fees charged in the six months ended June 30, 2005 and a decrease in contingency fees of $62,454 in the six months ended June 30, 2005 when compared to the six months ended June 30, 2004.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the six months ended June 30, 2005 increased $18,264, or 0.5%, to $3,618,163 compared to $3,599,899 for the six months ended June 30, 2004. The increase was primarily attributable to increased trade show spending incurred in the first quarter of 2005.

Research and Development Expense
Research and development expense for the six months ended June 30, 2005 increased $65,080, or 6.8%, to $1,016,385 for the six months ended June 30, 2005 as compared to $951,305 for the six months ended June 30, 2004. The increase in expense was primarily due the reduction in development costs capitalized in the six months ended June 30, 2005.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2005 increased $108,829, or 25.8%, to $529,658 from $420,829 for the six months ended June 30, 2004. This increase was primarily due to the amortization expense associated with the release of SmartBill® Connect in December 2004.
Other Income and Expense
Interest income increased $100,391, or 350.0%, to $129,077 for the six months ended June 30, 2005 compared to $28,686 for the six months ended June 30, 2004. The increase in interest income was associated with a higher average cash balance and an increase in the interest rate realized for the six months ended June 30, 2005 than for the six months ended June 30, 2004 in combination with interest received from a tax refund.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of June 30, 2005, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax benefit of $78,867 for the six months ended June 30, 2005 was due to a $70,974 benefit from the resolution of a prior year state tax contingency in the United States and the reversal of a $50,000 reserve upon the completion of a state tax audit. The Company established the reserve in the year ended December 31, 2002 relating to the risk due to the audit and reversed it upon completion of the audit in 2005. UK tax expense of $42,108 in connection with the taxable profit realized in the United Kingdom during the six months ended June 30, 2005 partially off-set the tax benefits recorded.
Results of Operations (Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004)
Revenues
Revenues from operations for the three months ended June 30, 2005 decreased $62,092, or 1.7%, to $3,628,809 as compared to $3,690,901 for the three months ended June 30, 2004. The decrease in revenue was primarily the result of a decrease in the EIM segment revenues. The EIM segment revenues decreased by $424,777 of which $266,513 was attributable to the discontinuance of the Company’s MagnaFlex® product in the fourth quarter of 2004, $83,890 was related to a decrease in programming revenue recognized, and $74,374 of the decrease was due to a decrease in the rate structure. Telemanagement segment revenue decreased $8,981 or 0.1% due to timing of the orders received. An increase of $371,666 in Patent Enforcement revenue received partially off-set the decreases in EIM and Telemanagement revenue. The Company earns a substantial portion of its revenue from a single customer. This customer represented 38% of the revenues for the three months ended June 30, 2005 and 38% for the three months ended June 30, 2004. Exclusive of patent license fee and enforcement revenues such customer represented 44% and 40% of software sales, service fee and license fee revenues for the three months ended June 30, 2005 and 2004, respectively.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2005 decreased $292,037, or 24.9%, to $879,076 as compared to $1,171,113 for the three months ended June 30, 2004. The EIM segment cost of products and services, excluding depreciation and amortization, decreased $282,929 which was primarily due to the $387,912 cost reduction realized from the discontinuance of the Company’s MagnaFlex® product partially offset by an increase of $104,983 in costs of products and services, excluding depreciation and amortization, realized on the SmartBill® product. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 28% of revenue for the current period as compared to 33% of revenue for the three months ended June 30, 2004.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended June 30, 2005 decreased by $398,208, or 60.3%, to $262,395 for the three months ended June 30, 2005 as compared to $660,603 for the three months ended June 30, 2004. The decrease was primarily due to the reduced legal activity.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended June 30, 2005 decreased $51,765, or 2.8%, to $1,792,825 compared to $1,844,590 for the three months ended June 30, 2004. The decrease in selling, general and administrative expenses was primarily due to the timing of expenses being incurred.
Research and Development Expense
Research and development expense for the three months ended June 30, 2005 increased $100,250, or 25.1%, to $500,382 as compared to $400,132 for the three months ended June 30, 2004. The increase in expense was primarily due the reduction in development costs capitalized in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2005 increased $73,025, or 35.3%, to $280,150 from $207,125 in the three months ended June 30, 2004. This increase was primarily associated with amortization expense associated with the release of SmartBill® Connect in December 2004.
Other Income and Expense
Interest income increased $58,145, or 390.8%, to $73,023 for the three months ended June 30, 2005 compared to $14,878 for the three months ended June 30, 2004. The increase in interest income was associated with a higher average cash balance and an increase in the interest rate realized for the three months ended June 30, 2005 than the three months ended June 30, 2004.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of June 30, 2005, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s net tax benefit relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
The tax benefit of $41,384 for the three months ended June 30, 2005 was due to the reversal of a $50,000 reserve upon the completion of a state tax audit. The Company established the reserve in the year ended December 31, 2002 relating to the risk due to the audit and reversed it upon completion of the audit in 2005. UK tax expense of $8,616 in connection with the taxable profit realized in the United Kingdom during the three months ended June 30, 2005 partially off-set the tax benefits recorded.
Liquidity and Capital Resources
Historically, our principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet our business objectives. Cash and cash equivalents decreased

$451,718, or 5.7%, to $7,469,962 as of June 30, 2005 compared to $7,921,680 as of December 31, 2004. The decrease in cash during the six months ended June 30, 2005 was primarily related to investing activities of $758,637 offset by $331,245 of cash provided by operating activities. Cash provided by operating activities for the six months ended June 30, 2005, was primarily the result of positive net income and the collection from trade receivables. For the six months ended June 30, 2005, cash flow used in investing activities amounted to $758,637 which was primarily related to $506,905 of capitalized software development costs incurred to develop the next generation of SmartBill® Connect and the $477,752 increase in restricted cash which were partially off-set by the $255,000 cash received from sale of the Company’s discontinued operations.
Cash generation is predominantly from the income / (loss) from operations for each segment (see Note 10 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-QSB). The EIM, Telemanagement, and Patent Enforcement segments represented income from operations for the six months ended June 30, 2005 of $598,762, $137,480, and $114,985, respectively. The Corporate Allocation expense generated an operating loss of $1,293,318 for the six months ended June 30, 2005. The United States location generated a loss from operations for the six months ended June 30, 2005 of $635,761, while the United Kingdom location generated income from operations for the same period of $193,670.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $2.7 million and $2.8 million in the six months ended June 30, 2005 and June 30, 2004, respectively (40.2% of revenue for the six months ended June 30, 2005 and 37.4% or revenue for the six months ended June 30, 2004). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company’s financial condition and operations.
Entry into a Material Definitive Agreement
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
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 7. “Financial Statements — Notes to Consolidated Financial Statements — Note 1” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of June 30, 2005, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
Research and Development and Software Development Costs. Research and development costs are charged to operations as incurred. Software development costs are considered for capitalization when technological feasibility is established in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. The capitalization of certain computer software development costs incurred after technological feasibility is established.
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
Revenue Recognition and Accounts Receivable Reserves. The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.
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
Related Party Transactions
The Company incurred legal fees of $127,080 and $691,404 for the six months ended June 30, 2005 and June 30, 2004, respectively, related to a law firm in which the Company’s former Vice Chairman is a partner. The Vice Chairman resigned from the Board of Directors of the Company as of July 5, 2005. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues.
In accordance with the CDS Agreement, the Company issued 1,140,564 shares of Class A common stock in connection with the sale of Xila’s Assets. Of the Class A common stock: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority stockholder of the Company; (ii) 71,323 shares were issued directly to, and to an entity affiliated with, Mr. Garrison, the Company’s former Chairman of the Board, and (iii) 37,442 shares were issued to employees of the Company who are not deemed to be executive officers of the Company. Mr. Garrison resigned as the Chairman of the Board of Directors and was elected Vice Chairman of the Board of Directors on July 5, 2005.
During the six months ended June 30, 2005, the Company paid approximately $32,000 for sales management software and consulting services to an entity of which the Company’s current Chairman of the Board, Mr. Birbeck, is a founder and director. Mr. Birbeck was elected Chairman of the Board of Directors July 5, 2005.
In connection with the twelfth amendment to the lease entered into by the Company and Lockerbie Marketplace, LLC (the “Landlord”) in May, 2004, the Company received a lease incentive of $200,000 from the Landlord to purchase furniture and other office improvements (the “Allowance”). In the second quarter of 2005, approximately $189,257 of the Allowance was utilized to purchase furniture for the Company. Approximately $51,796 of the allowance utilized was for furniture purchased by the Landlord from an entity owned by the spouse of the Company’s CEO.
Adoption of New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123-R. SFAS No. 123-R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. The Company has not elected early adoption of SFAS No. 123-R. SFAS No. 123-R will be effective for the Company in the first quarter of 2006 and will apply to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.

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

PART II — OTHER INFORMATION
Item 1 – Legal Proceedings.
The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes it has made sufficient provisions for these claims and that the ultimate resolution of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition or results of operations
Frontier Corporation/Global Crossing North America, Inc.
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
On May 5, 2004, the Company filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking to enforce the terms of its Settlement Agreement entered into on November 18, 2002. Specifically, the Company is seeking $1,000,000 plus attorneys’ fees as provided under the Settlement Agreement for the continued use of the Patents by Global Crossing after December 31, 2003. Global Crossing opposed the motion on the basis that it had not continued to use the inventions covered by the Patents. The parties submitted the dispute to mediation.
BellSouth Corporation et al.
The Company has previously disclosed in its annual report on Form 10-KSB for the fiscal year ended December 31, 2004 that it is a plaintiff in a lawsuit for patent infringement under 35 U.S.C. §271 et seq. filed against BellSouth Corporation, Citizens Communications, Inc., Convergys Corporation, Mid America Computer Corporation, Qwest, Telephone Data Systems, Inc. and Traq-Wireless, Inc. in the United States District Court for the Southern District of Indiana on January 12, 2004. The lawsuit seeks treble damages, attorney’s fees and an injunction for infringement of U.S. Patent No. 5,287,270. The Company has amended its complaint to name the Qwest defendant as Qwest Corporation and Qwest Communications International Inc. (“Qwest International”). As previously disclosed in the annual report on Form 10-KSB for the fiscal year ended December 31, 2004, Convergys Corporation and the foregoing Qwest entities are the only remaining defendants in the lawsuit.
Convergys Corporation filed a motion to dismiss for lack of personal jurisdiction on June 1, 2004. The Court entered an opinion and order denying this motion to dismiss on December 8, 2004.
Qwest Corporation filed a motion in the United States District Court for the Southern District of Indiana seeking to dismiss the complaint against it on jurisdictional grounds or, alternatively, to transfer the case to the United States District Court for the Western District of Washington. The parties then engaged in jurisdictional discovery. On February 14, 2005, the United States District Court for the Southern District of Indiana denied the motion as moot in light of the consolidation of this action with the action disclosed below under “Qwest Corporation and Qwest Communications Corporation” but gave Qwest Corporation a 30 days leave to renew its motion. Qwest Corporation elected not to renew its motion and, on April 15, 2005, it filed an answer denying the substantive allegations of the Company’s complaint.
In May 2005, an anonymous request for reexamination of the Company’s patent was filed with the US Patent office. The Company suspects that such request was filed as a tactical matter from one or more of the aforementioned defendants. The Company believes that the request for re-examination is without merit and is unable to determine the outcome or ramifications at this time.
On May 13, 2005, Qwest Corporation, Qwest International and Qwest Communications Corporation (“Qwest Communications”) filed a motion to stay the litigation in the United States District Court for the Southern District of Indiana, which was denied by the Court. On July 20, 2005 the foregoing Qwest entities filed a renewed motion for stay, based on the re-examination discussed above, which is pending before the Court.
Qwest Corporation and Qwest Communications Corporation
The Company has previously disclosed in its annual report filed on Form 10-KSB for the fiscal year ended December 31, 2004 that the Company was a defendant in an action brought against it on May 11, 2004, by the foregoing Qwest entities in the United States District Court for the Western District of Washington. In its complaint, Qwest entities sought (i) a declaration that it is not infringing the Company’s Patent No. 5,287,270; and (ii) a declaration that Patent No. 5,287,270 is invalid. The Company filed a motion seeking to dismiss the complaint filed by Qwest entities or, in the alternative, a transfer to the Southern District of Indiana.
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
Citizens Communications, Inc.
The Company has previously disclosed in its annual report on Form 10-KSB for the fiscal year ended December 31, 2004 that it is a plaintiff in a lawsuit for patent infringement of the Company’s Patents under 35 U.S.C. §271 et seq. filed against Citizens Communications, Inc. in the United States District Court for the District of Delaware on July 15, 2004. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270.
On May 11, 2005, the Company entered into a settlement agreement with Citizens.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3 — Defaults Upon Senior Securities.
None
Item 4 — Submission of Matters to a Vote of Security Holders.
None
Item 5 — Other Information.
None
Item 6 — Exhibits.
Exhibit 10.1-Lease agreement between CTI Data Solutions Limited and Spherion Technology (UK) Limited dated April 20, 2005, incorporated by reference to Form 8-K filed on April 26, 2005
Exhibit 10.2- Underlease agreement between CTI Data Solutions Limited and Interim Technology (UK) Limited dated August 10, 2000, incorporated by reference to Form 8-K filed on April 26, 2005
Exhibit 10.3- Lessee covenants contained in Superior Lease, dated April 4, 1989, by and between Conifer Court Limited (superior landlord), GN Elmi Limited and G N Elmi a.s., incorporated by reference to Form 8-K filed on April 26, 2005
Exhibit 11.1 Statement re computation of per share earnings, incorporated by reference to Note 4 to Consolidated Financial Statements
Exhibit 31.1-Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2-Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer
Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Bradley Houlberg

Bradley Houlberg	Date: August 15, 2005
Chief Executive Officer

/s/ Manfred Hanuschek

Manfred Hanuschek	Date: August 15, 2005
Chief Financial Officer