Form 10QSB
period 2005-09-30
CTI GROUP HOLDINGS INC
filed 2005-11-14
CIK 355627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-10560
CTI GROUP (HOLDINGS) INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	51-0308583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
333 North Alabama Street, Suite 240, Indianapolis, IN 46204
(Address of principal executive offices)
(317) 262-4666

(Issuer’s telephone number)
Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 11, 2005, the number of shares of Class A common stock, par value $.01, outstanding was 27,895,209 and the number of shares of Class B common stock, par value $.01, outstanding was 2,833,334. As of November 11, 2005, treasury stock constituted 140,250 shares of Class A common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$7,494,115	$7,921,680
Trade accounts receivable, less allowance for doubtful accounts of $29,050 and $52,833, respectively	2,728,459	2,414,642
Note and settlement receivable – short term	282,336	—
Prepaid expenses	508,869	347,350
Other current assets	30,364	15,845
Deferred income tax benefit	—	49,033
Income taxes refundable	—	154,692

Total current assets	11,044,143	10,903,242

Restricted cash	442,400	—
Long term settlement receivable – net of current portion	661,332	—
Property, equipment, and software, net	2,376,491	2,260,759
Intangible assets, net	103,637	200,908
Other assets	76,300	102,655
Assets of discontinued operations	—	176,639

Total assets	$14,704,303	$13,644,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$186,239	$228,904
Accrued expenses	1,167,507	752,142
Accrued wages and other compensation	1,101,662	1,389,095
Deferred revenue	1,960,621	1,150,419
Income tax payable	57,267	—
Deferred tax liability	761	—

Total current liabilities	4,474,057	3,520,560

Deferred rent incentive – long term	21,258	—
Deferred revenue – long term	66,016	25,146

Liabilities of discontinued operations	—	57,395

Total liabilities	4,561,331	3,603,101

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01; 47,166,666 shares authorized; 28,035,459 issued and outstanding at September 30, 2005 and 26,893,145 issued and outstanding at December 31, 2004	280,355	268,932

Class B convertible common stock, par value $.01; 2,833,334 shares authorized, issued and outstanding	28,333	28,333

Additional paid-in capital	25,265,695	25,275,084
Accumulated deficit	(15,200,302)	(15,357,465)
Other comprehensive income – foreign currency translation	(38,966)	18,361
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	10,142,972	10,041,102

Total liabilities and stockholders’ equity	$14,704,303	$13,644,203

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended
	September 30,
	2005	2004
Revenues:
Software sales, service fee and license fee revenue	$9,542,742	$10,521,677
Patent license fee and enforcement revenues	1,346,757	1,257,785

	10,889,499	11,779,462

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,692,296	3,214,317
Patent license fee and enforcement cost	818,279	1,453,279
Selling, general and administration	5,441,360	5,306,131
Research and development	1,581,386	1,384,290
Depreciation and amortization	817,566	605,077

Loss from operations	(461,388)	(183,632)

Other income
Interest income	201,610	48,053

Loss from continuing operations before income taxes	(259,778)	(135,579)

Tax benefit	36,176	139,814

Income / (loss) from continuing operations	(223,602)	4,235

Discontinued operations
Income from discontinued operations, net of tax	10,497	19,315
Gain on sale of discontinued operations, net of tax	370,268	—

Income from discontinued operations, net of tax	380,765	19,315

Net income	157,163	23,550

Other comprehensive income
Foreign currency translation adjustment	(57,327)	1,767

Comprehensive income	$99,836	$25,317

Basic and diluted net income / (loss) per common share from continuing operations	$(0.01)	$0.00

Basic and diluted net income per common share from discontinued operations	$0.01	$0.00

Basic and diluted net income per common share	$0.01	$0.00

Basic weighted average common shares outstanding	27,806,895	26,752,895
Diluted weighted average common shares outstanding	28,530,897	26,452,610
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	September 30,
	2005	2004
Revenues:
Software sales, service fee and license fee revenue	$3,262,707	$3,624,222
Patent license fee and enforcement revenues	817,306	600,000

	4,080,013	4,224,222

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,007,898	1,102,754
Patent license fee and enforcement cost	415,308	416,253
Selling, general and administration	1,823,198	1,706,232
Research and development	565,000	432,985
Depreciation and amortization	287,908	184,248

Income / (loss) from operations	(19,299)	381,750

Other income
Interest income	72,533	19,367

Income from continuing operations before income taxes	53,234	401,117

Tax expense	42,689	—

Income from continuing operations	10,545	401,117

Income from discontinued operations, net of tax	—	48,679

Net income	10,545	449,796

Other comprehensive income
Foreign currency translation adjustment	(8,773)	(305)

Comprehensive income	$1,772	$449,491

Basic and diluted net income per common share from continuing operations	$0.00	$0.01

Basic and diluted net income per common share from discontinued operations	$0.00	$0.00

Basic and diluted net income per common share	$0.00	$0.02

Basic weighted average common shares outstanding	27,895,209	26,752,895
Diluted weighted average common shares outstanding	28,296,340	27,303,589
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$157,163	$23,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) from discontinued operations	(10,497)	(19,315)
Gain on sale of discontinued operations	(370,268)	—
Provision for doubtful accounts	4,179	13,531
Deferred income taxes	48,335	—
Depreciation and amortization	817,566	605,077
Recognition of rent incentive benefit	(48,832)	—
Stock option grant expense	1,666	2,099
Changes in operating assets and liabilities:
Trade receivables	(458,465)	(263,961)
Note and settlement receivables	(788,616)	—
Prepaid expenses	(168,549)	(155,596)
Income taxes	214,804	1,556,156
Other assets	11,567	(8,519)
Accounts payable	(35,243)	(278,105)
Accrued expenses	315,480	(123,080)
Accrued wages and other compensation	(267,377)	—
Deferred revenue	980,474	196,242

Cash provided by operating activities	403,387	1,548,079

Cash flows used in investing activities:
Additions to property, equipment, and software	(638,543)	(1,251,761)
Increase in restricted cash	(464,375)	—
Sale of discontinued assets	180,000	—
Cash received from payment of note receivable on sale of discontinued assets	120,000	—

Cash used in investing activities	(802,918)	(1,251,761)

Cash flows from financing activities:
Exercise of stock options	368	—

Cash provided by financing activities	368	—

Effect of foreign currency exchange rates on cash and cash equivalents	(73,156)	2,054
Cash contributed by / (used in) discontinued operations	44,754	(61,257)

Increase / (decrease) in cash and cash equivalents	(427,565)	237,115

Cash and cash equivalents, beginning of period	7,921,680	7,085,134

Cash and cash equivalents, end of period	$7,494,115	$7,322,249

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
In connection with legal proceedings which were initiated by the Company regarding certain Patent Enforcement activity in the United Kingdom, the Company was required to post collateral in a restricted cash account. The restricted cash account is to be utilized for costs associated with a potential unfavorable outcome of such proceedings. The ultimate outcome of such legal proceedings cannot be determined.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
On January 21, 2005, the Company completed the sale of the Company’s discontinued assets and liabilities (see Note 5 – Discontinued Operations). The sales price was $464,000 of which $180,000 in cash was received along with a non-interest bearing note of $284,000 payable in 12 monthly installments of $15,000 and a final monthly payment of $104,000. The Company imputed interest on the note at a rate of 6% and recorded a note receivable of $272,397. The note receivable balance as of September 30, 2005 amounted to $161,309.
On May 11, 2005, the Company entered into a $400,000 Patent Enforcement settlement in which the Company received $150,000 within ten days of the settlement and $250,000 payable in five annual installments of $50,000. The Company recorded the remaining payments at a discount with imputed interest at a rate of 7.83%. The settlement receivable as of September 30, 2005 amounted to $207,578 .
During the course of the Company’s on-going investigations of potential infringers of its patents, the Company determined that Communications Data Group, Inc. (“CDG”) was infringing at least one of its patents. On July 25, 2005, after lengthy negotiations, the Company entered into a Confidential Settlement Agreement with CDG under which, in return for certain payments described below, the Company agreed not to assert any claims for infringement of the Company’s patents against CDG or its customers. Pursuant to the Confidential Settlement Agreement, the Company is entitled to receive $975,000, of which the Company received $250,000 within ten days of the settlement and $725,000 is payable in five semi-annual installments of $50,000 followed by six semi-annual installments of $75,000 with a final payment of

$25,000 due on February 2, 2011. The Company recorded the remaining payments at a discount with imputed interest at a rate of 8.00%. The settlement receivable as of September 30, 2005 amounted to $574,781.
In connection with the twelfth amendment to the lease entered into by the Company and Lockerbie Marketplace, LLC (the “Landlord”) in May, 2004, the Company received a lease incentive of $200,000 from the Landlord to purchase furniture and other office improvements (the “Allowance”). In the three months ended June 30, 2005 and September 30, 2005, respectively, the Landlord paid $189,257, and $8,378, respectively, of the Allowance to purchase furniture for the Company. The Company recorded this non-cash transaction by increasing fixed assets and establishing a deferred rent incentive in liabilities. When the deferred rent incentive benefit is recognized by the Company, the benefit will be shown as an adjustment to reconcile net cash in the Company’s Consolidated Statement of Cash Flows.
The Company paid $34,202 for state income taxes in the nine months ended September 30, 2005.
NOTE 3: Adoption of New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised in 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. The Company has not elected early adoption of SFAS No. 123-R. SFAS No. 123-R will be effective for the Company in the first quarter of 2006 and will apply to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. The Company estimates that the adoption of SFAS No. 123-R will increase the Company’s expenses by approximately $100,000 annually based on current options outstanding and an estimate of future grants (see Note 6 – Stock Based Compensation).
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$10,545	$449,796	$157,163	$23,550

Weighted average shares of common stock outstanding used to compute basic earnings per share	27,895,209	26,752,895	27,806,895	26,752,895
Additional common shares to be issued assuming exercise of stock options	401,131	550,694	724,001	699,715

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,296,340	27,303,589	28,530,897	27,452,610

Basic:
Net income per share	$0.00	$0.02	$0.01	$0.00

Weighted average common shares outstanding	27,895,209	26,752,895	27,806,895	26,752,895

Diluted:
Net income per share	$0.00	$0.02	$0.01	$0.00

Weighted average common and common equivalent shares outstanding	28,296,340	27,303,589	28,530,897	27,452,610

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
The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition of Celltech. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The estimated intangibles in connection with the Merger in existence as of September 30, 2005 were estimated to have various estimated lives ranging from 3 to 4 years.
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
Income / (losses) from discontinued operations include the following results for the quarters ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$—	$176,756	$10,497	$531,256
Gain from operations	$—	$48,679	$10,497	$19,315
Other expense	$—	$—	$—	$—
Total net income from discontinued operations	$—	$48,679	$10,497	$19,315
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
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to measure and recognize compensation expense using the intrinsic value method specified in APB 25. As required under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income/(loss) and pro forma basic and diluted income/(loss) per share had the fair value method been applied to all stock awards for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$10,545	$449,796	$157,163	$23,550
Stock-based employee compensation expense included in reported net loss	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all options	(151,967)	(26,591)	(205,949)	(74,408)

Proforma net income / (loss)	$(141,422)	$423,205	$(48,786)	$(50,858)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic and diluted income / (loss) per share:
As reported	$0.00	$0.02	$0.01	$0.00
Proforma-basic	$(0.01)	$0.02	$(0.00)	$(0.00)
Proforma-diluted	$(0.00)	$0.02	$(0.00)	$(0.00)
NOTE 7: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of September 30, 2005, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
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
NOTE 9: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2005, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax benefit of $36,176 was due to a $70,974 benefit from the resolution of a prior year state tax contingency in the United States and the reversal of a $50,000 reserve upon the completion of an audit by the Indiana Department of Revenue. The Company established the reserve in the year ended December 31, 2002 relating to the risk due to the audit and reversed it upon completion of the audit. UK tax expense of $84,798 in connection with the taxable profit realized in the United Kingdom during 2005 partially off-set the tax benefits recorded. During the three months ended September 30, 2005, the Company recorded a tax expense of $42,689 due to the profitable operations in the United Kingdom.
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
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2005 and 2004 is shown in the following table.

	For Three Months Ended September 30, 2005					For Nine Months Ended September 30, 2005
	Electronic					Electronic
	Invoice		Patent	Corporate		Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated	Management	Telemanagement	Enforcement	Allocation	Consolidated
Revenues	$1,873,586	$1,389,121	$817,306	$—	$4,080,013	$5,522,144	$4,020,598	$1,346,757	$—	$10,889,499
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,324,641	930,168	401,998	—	2,656,807	4,059,154	2,791,292	528,478	—	7,378,924
Depreciation and Amortization	239,502	37,635	5,748	5,023	287,908	672,361	118,279	17,243	9,683	817,566
Income (loss) from operations	220,653	40,466	396,250	(676,668)	(19,299)	819,413	177,948	511,235	(1,969,984)	(461,388)

Long-lived assets	2,336,732	481,044	751,199	91,185	3,660,160	2,336,732	481,044	751,199	91,185	3,660,160

	For Three Months Ended September 30, 2004					For Nine Months Ended September 30, 2004
	Electronic					Electronic
	Invoice		Patent	Corporate		Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated	Management	Telemanagement	Enforcement	Allocation	Consolidated
Revenues	$2,392,521	$1,231,701	$600,000	$—	$4,224,222	$6,833,748	$3,687,929	$1,257,785	$—	$11,779,462
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,704,262	817,206	183,747	—	2,705,215	4,746,987	2,560,373	(195,494)	—	7,111,866
Depreciation and Amortization	94,446	81,804	5,748	2,250	184,248	324,641	254,777	17,243	8,406	605,077

Income (loss) from operations	770,418	1,902	177,999	(568,569)	381,750	1,695,246	140,862	(212,737)	(1,807,003)	(183,632)
Long-lived assets	1,777,664	197,177	112,857	17,490	2,105,188	1,777,664	197,177	112,857	17,490	2,105,188

The following table presents net revenues by geographic location.

	For Three Months Ended September 30, 2005			For Nine Months Ended September 30, 2005
	United	United		United	United
	States	Kingdom	Consolidated	States	Kingdom	Consolidated
Revenues	$2,727,587	$1,352,426	$4,080,013	$7,061,793	$3,827,706	$10,889,499
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,738,002	918,805	2,656,807	4,700,291	2,678,633	7,378,924
Depreciation and Amortization	250,765	37,143	287,908	700,580	116,986	817,566
Income (loss) from operations	(149,463)	130,164	(19,299)	(785,173)	323,835	(461,338)
Long-lived assets	3,179,116	481,044	3,660,160	3,179,116	481,044	3,660,160

	For Three Months Ended September 30, 2004			For Nine Months Ended September 30, 2004
	United	United		United	United
	States	Kingdom	Consolidated	States	Kingdom	Consolidated
Revenues	$3,033,968	$1,190,254	$4,224,222	$8,245,811	$3,533,651	$11,779,462
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,912,129	793,086	2,705,215	4,655,451	2,456,415	7,111,866
Depreciation and Amortization	102,630	81,618	184,248	353,123	251,954	605,077
Income (loss) from operations	401,179	(19,429)	381,750	(227,244)	43,612	(183,632)
Long-lived assets	1,908,011	197,177	2,105,188	1,908,011	197,177	2,105,188

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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations which sales are primarily denominated in UK pounds. The Company has reported license fee revenue and enforcement revenues of $1.3 million and $1.3 million in the nine months ended September 30, 2005 and 2004, respectively, compared to revenue in the EIM segment of $5.5 million and $6.8 million in the nine months ended September 30, 2005 and 2004, respectively, and Telemanagement revenue of $4.0 million and $3.7 million in the nine months ended September 30, 2005 and 2004, respectively.
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
Financial Condition
In the nine months ended September 30, 2005, the Company experienced a slight change in its financial condition as a result of net income of approximately $157,163 generated primarily attributable to the gain on sale of discontinued operations. At September 30, 2005, cash and cash equivalents were $7,494,115 compared to $7,921,680 at December 31, 2004, and the decrease was primarily attributable to the posting of collateral in a restricted cash account and additions to equipment and software. The Company realized a decline in net current assets (current assets less current liabilities) of approximately $813,000 which is primarily attributable to the aforementioned change in cash and cash equivalents and the issuance of long-term notes receivables related to patent enforcement settlements. The Company realized an improvement in stockholders’ equity of approximately $102,000 primarily as a result of net income reported for the nine months ended September 30, 2005. The Company generates approximately 35% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has declined by approximately 6% in relation to the US dollar in 2005.
Results of Operations (Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004)
Revenues
Revenues from operations for the nine months ended September 30, 2005 decreased $889,963, or 7.6%, to $10,889,499 as compared to $11,779,462 for the nine months ended September 30, 2004. The decrease in revenue was primarily the result of decreased EIM segment revenues. The EIM segment revenues decreased by $1,311,603 of which $797,450 was attributable to the discontinuance of the Company’s MagnaFlex® product in the fourth quarter of 2004, approximately $200,000 was attributable to the revenue earned in the nine months ended September 30, 2004 for a rerun of a customer’s invoice and no similar rerun revenue earned in the nine months ended September 30, 2005, approximately $286,000 of the decrease was due to a decrease in the revenue rate structure, and $28,385 of the decrease was due to lower programming revenue recognized in the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004. Patent license fee and enforcement revenues of $1,346,757 were recorded in the nine months ended September 30, 2005 as compared to $1,257,785 of patent license fee and enforcement revenues recorded in the prior year period. The increase of $88,972 or 7.0% in the patent license fee and enforcement revenues was attributable to larger settlements in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The Telemanagement segment revenue increase of $332,669 for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004 was derived predominately from the Company’s U.K. operations primarily attributable to sales to new customers. The Company earns a substantial portion of its revenue from a single customer. This customer represented 38% of the revenues for the nine months ended September 30, 2005 and 2004. Exclusive of patent license fee and enforcement revenues, such customer represented 43% and 42% of software sales, service fee and license fee revenues for the nine months ended September 30, 2005 and 2004, respectively.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2005 decreased $522,021, or 16.2%, to $2,692,296 as compared to $3,214,317 for the nine months ended September 30, 2004 primarily due to cost reductions in the Company’s EIM segment. The EIM segment cost of products and services, excluding depreciation and amortization, decreased $664,908 which was primarily due to the $952,030 cost reduction realized from the discontinuance of the Company’s MagnaFlex® product partially offset by an increase of $287,122 in costs of products and services, excluding depreciation and amortization, realized on the SmartBill® product predominately related to increased costs associated with the implementation of the Company’s new SmartBill® Connect product for customers that were previously using older versions of SmartBill®. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 28.2% of revenue for the nine months ended September 30, 2005 as compared to 30.5% of revenue for the nine months ended

September 30, 2004.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the nine months ended September 30, 2005 decreased by $635,000, or 43.7%, to $818,279 as compared to $1,453,279 for the nine months ended September 30, 2004. The decrease was primarily related to lower legal fees charged in the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the nine months ended September 30, 2005 increased $135,229, or 2.5%, to $5,441,360 compared to $5,306,131 for the nine months ended September 30, 2004. The increase was primarily attributable to increased personnel costs due to a realignment of the selling, general and administrative staffs.
Research and Development Expense
Research and development expense for the nine months ended September 30, 2005 increased $197,096, or 14.2%, to $1,581,386 for the nine months ended September 30, 2005 as compared to $1,384,290 for the nine months ended September 30, 2004. The increase in expense was primarily due the reduction in development costs capitalized in the nine months ended September 30, 2005.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2005 increased $212,489, or 35.1%, to $817,566 from $605,077 for the nine months ended September 30, 2004. This increase was primarily due to the amortization expense associated with the release of SmartBill® Connect in December 2004.
Other Income and Expense
Interest income increased $153,557, or 319.6%, to $201,610 for the nine months ended September 30, 2005 compared to $48,053 for the nine months ended September 30, 2004. The increase in interest income was associated with a higher average cash balance and an increase in the interest rate realized for the nine months ended September 30, 2005 than for the nine months ended September 30, 2004 in combination with interest received from a tax refund.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2005, the Company’s valuation allowance related to net deferred tax assets in the United States.
The tax benefit of $36,176 for the nine months ended September 30, 2005 was due to a $70,974 benefit from the resolution of a prior year state tax contingency in the United States and the reversal of a $50,000 reserve upon the completion of a state tax audit. The Company established the reserve in the year ended December 31, 2002 relating to the risk due to the audit and reversed it upon completion of the audit in 2005. UK tax expense of $84,798 in connection with the taxable profit realized in the United Kingdom during the nine months ended September 30, 2005 partially off-set the tax benefits recorded.
Results of Operations (Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004)
Revenues
Revenues from operations for the three months ended September 30, 2005 decreased $144,209, or 3.4%, to $4,080,013 as compared to $4,224,222 for the three months ended September 30, 2004. The decrease in revenue was primarily the result of a decrease in the EIM segment revenues which offset increased Telemanagement and Patent Enforcement revenues. The EIM segment revenues decreased by $518,936 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, of which $266,899 was attributable to the discontinuance of the Company’s MagnaFlex® product in the fourth quarter of 2004, approximately $200,000 was due to revenue earned in the three months ended September 30, 2004 for a rerun of a customer’s invoice and no similar rerun revenue earned for the three months ended September 30, 2005, and approximately $52,000 of the decrease was due to a decrease in the revenue rate structure. Telemanagement segment revenue increased $157,421, or 0.1%, due to increased revenue recognized in the Company’s UK operations. Patent Enforcement revenue increased $217,306 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, or 36.2%, due to a large settlement agreement. The Company earns a substantial portion of its revenue from a single customer. This customer represented 34.5% of the revenues for the three months ended September 30, 2005 and 38.2% for the three months ended September 30, 2004. Exclusive of patent license fee and enforcement revenues such customer represented 43.2% and 44.6% of software sales, service fee and license fee revenues for the three months ended September 30, 2005 and 2004, respectively.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2005 decreased $94,856, or 8.6%, to $1,007,898 as compared to $1,102,754 for the three months ended September 30, 2004. The EIM segment cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2005 decreased $152,087 compared to the three months ended September 30, 2004, which was primarily due to the $324,100 cost reduction realized from the discontinuance of the Company’s MagnaFlex® product partially offset by an increase of $172,013 costs of products and services, excluding depreciation and amortization, realized on the SmartBill® product predominately related to increased costs associated with the implementation of the Company’s new SmartBill® Connect product to customers that were previously on older versions of SmartBill®. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 30.9% of revenue for the the three months ended September 30, 2005 as compared to 30.4% of revenue for the three months ended September 30, 2004.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended September 30, 2005 decreased by $945, or 0.2%, to $415,308 as compared to $416,253 for the three months ended September 30, 2004. The decrease was primarily due to decreased personnel expenses partially off-set by increased legal expense incurred in three months ended September 30, 2005 compared to the three months ended September 30, 2004.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended September 30, 2005 increased $116,966, or 6.9%, to $1,823,198 compared to $1,706,232 for the three months ended September 30, 2004. The increase was primarily attributable to increased personnel costs in due to a realignment of the selling, general and administrative staffs.
Research and Development Expense
Research and development expense for the three months ended September 30, 2005 increased $132,015, or 30.5%, to $565,000 as compared to $432,985 for the three months ended September 30, 2004. The increase in expense was primarily due the reduction in development costs capitalized in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2005 increased $103,660, or 56.3%, to $287,908 from $184,248 in the three months ended September 30, 2004. This increase was primarily associated with amortization expense associated with the release of SmartBill® Connect in December 2004.
Other Income and Expense
Interest income increased $53,166, or 274.5%, to $72,533 for the three months ended September 30, 2005 compared to $19,367 for the three months ended September 30, 2004. The increase in interest income was associated with a higher average cash balance and an increase in the interest rate realized for the three months ended September 30, 2005 than the three months ended September 30, 2004.
Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2005, the Company’s valuation allowance related to net deferred tax assets in the United States. As a result, the Company’s net tax benefit relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
The tax expense of $42,689 for the three months ended September 30, 2005 was related to the taxable profit realized in the United Kingdom during the three months ended September 30, 2005.
Liquidity and Capital Resources
Historically, our principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet our business objectives. Cash and cash equivalents decreased $427,565, or 5.4%, to $7,494,115 as of September 30, 2005 compared to $7,921,680 as of December 31, 2004. The decrease in cash during the nine months ended September 30, 2005 was primarily related to cash used in investing activities of $802,918 offset by $403,387 of cash provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 2005, was primarily the result of positive net income and an increase in deferred revenue. For the nine months ended September 30, 2005, cash flow used in investing activities amounted to $802,918 which was primarily related to $566,702 of capitalized software development costs incurred to develop the next generation of SmartBill® Connect and the $464,375 increase in restricted cash which were partially off-set by the $300,000 cash received from sale of the Company’s discontinued operations.
Cash generation is predominantly from the income / (loss) from operations for each segment (see Note 10 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-QSB). The EIM, Telemanagement, and Patent Enforcement segments represented income from operations for the nine months ended September 30, 2005 of $819,413, $177,948, and $511,235, respectively. The Corporate Allocation expense generated an operating loss of $1,969,984 for the nine months ended September 30, 2005. The United States location generated a loss from operations for the nine months ended September 30, 2005 of $785,173, while the United Kingdom location generated income from operations for the same period of $323,835.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $4.1 million and $4.4 million in the nine months ended September 30, 2005 and September 30, 2004, respectively (38.1% of revenue for the nine months ended September 30, 2005 and 37.7% or revenue for the nine months ended September 30, 2004). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company’s financial condition and operations.
Entry into a Lease Agreement
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2005, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
Related Party Transactions
The Company incurred legal fees of $334,186 and $839,109 for the nine months ended September 30, 2005 and September 30, 2004, respectively, related to a law firm in which the Company’s former Vice Chairman is a partner. The Vice Chairman resigned from the Board of Directors of the Company as of July 5, 2005. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues.
In accordance with the CDS Agreement, on January 21, 2005, the Company issued 1,140,564 shares of Class A common stock in connection with the sale of Xila’s Assets. Of the Class A common stock: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority stockholder of the Company; (ii) 71,323 shares were issued directly to, and to an entity affiliated with, Mr. Garrison, the Company’s former Chairman of the Board, and (iii) 37,442 shares were issued to employees of the Company who are not deemed to be executive officers of the Company. Mr. Garrison resigned as the Chairman of the Board of Directors and was elected Vice Chairman of the Board of Directors on July 5, 2005.
During the nine months ended September 30, 2005, the Company paid approximately $32,000 for sales management software and consulting services to an entity of which the Company’s current Chairman of the Board, President, and Chief Executive Officer, Mr. Birbeck, is a founder and director. Mr. Birbeck was elected Chairman of the Board of Directors on July 5, 2005 and appointed President and Chief Executive Officer of the Company on September 13, 2005.
In connection with the twelfth amendment to the lease entered into by the Company and Lockerbie Marketplace, LLC (the “Landlord”) in May, 2004, the Company received a lease incentive of $200,000 from the Landlord to purchase furniture and other office improvements (the “Allowance”). In the nine months ended September 30, 2005, $197,636 of the Allowance was utilized to purchase furniture for the Company. Approximately $51,796 of the allowance utilized was for furniture purchased by the Landlord from an entity owned by the spouse of the Company’s former President and Chief Executive Officer.
On October 13, 2005, the employment of the Company’s former Chief Executive Officer and President, Mr. Bradley Houlberg, was terminated. The Company recorded $114,000 of expense, for the nine months ended September 30, 2005, related to the termination of Mr. Houlberg’s employment.
During the three months ended September 30, 2005, options to purchase 500,000 shares of the Company’s Class A common stock at an exercise price of $0.40 per share were issued to Mr. Birbeck, the Company’s Chairman of the Board of Directors, Chief Executive Officer, and President. The options vested immediately upon grant. During the three months ended September 30, 2005, options to purchase 6,250 shares of the Company’s Class A common stock at an exercise price of $0.34 per share were issued to Mr. Osseiran, a director and majority stockholder of the Company. The options vest in four equal annual installments beginning on the first anniversary of the date of the grant.
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
On May 5, 2004, the Company filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking to enforce the terms of its Settlement Agreement entered into on November 18, 2002. On October 14, 2005, the Company entered into a settlement agreement with Global Crossing.
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
In May 2005, an anonymous request for reexamination of the Company’s Patent No. 5,287,270 was filed with the US Patent Office. The Company suspects that such request was filed as a tactical matter from one or more of the aforementioned defendants. The Company believes that the request for re-examination is without merit and is unable to determine the outcome or ramifications at this time.
On May 13, 2005, Qwest Corporation, Qwest International and Qwest Communications Corporation (“Qwest Communications”) filed a motion to stay the litigation in the United States District Court for the Southern District of Indiana, which was denied by the Court. On July 20, 2005, the foregoing Qwest entities filed a renewed motion for stay, which was denied by the Court.
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
Avolent, Inc.
The Company is a plaintiff in a lawsuit for patent infringement of the Company’s Patent No. 5,287,270 under 35 U.S.C. §271 et seq. filed against Avolent, Inc. in the United States District Court for the District of Delaware on September 30, 2005. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3 – Defaults Upon Senior Securities.
     None
Item 4 – Submission of Matters to a Vote of Security Holders.
     None
Item 5 – Other Information.
     None
Item 6 – Exhibits.

Exhibit	10.1 Verbal Agreement between John Birbeck and the Company, dated September 13, 2005, incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 19, 2005.*

Exhibit	10.2 Amendment to the Verbal Agreement between John Birbeck and the Company, dated September 29, 2005, incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 4, 2005.*

Exhibit	10.3 Option to puchase shares of the Company’s Class A common stock granted to Salah Osseiran on July 13, 2005, incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 15, 2005.*

Exhibit	10.4 Option to purchase shares of the Company’s Class A common stock granted to John Birbeck on September 29, 2005, incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 4, 2005.*

Exhibit	11.1 Statement re computation of per share earnings, incorporated by reference to Note 4 to Consolidated Financial Statements

Exhibit	31.1-Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit	31.2-Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit	32.1- Section 1350 Certification of the Chief Executive Officer

Exhibit	32.2- Section 1350 Certification of the Chief Financial Officer

*	Management contract, compensatory plan or arrangement.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Birbeck
John Birbeck	Date: November 14, 2005
Chief Executive Officer

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: November 14, 2005
Chief Financial Officer