Form 10KSB
period 2005-12-31
CTI GROUP HOLDINGS INC
filed 2006-03-30
CIK 355627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-10560
CTI Group (Holdings) Inc.
(Name of small business issuer in its charter)

Delaware	51-0308583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 North Alabama St., Suite 240	46204
Indianapolis, IN	(Zip Code)
(Address of principal executive offices)
Issuer’s telephone number, including area code:
(317) 262-4666
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Class A Common Stock, Par Value $.01 Per Share
(Title of class)
      Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)☐
      The issuer’s revenues for its most recent fiscal year were $15,300,657.
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on the closing price of Class A common stock as of March 21, 2006 was $2,361,352. Class B common stock is not traded on any exchange or The Nasdaq Stock Market and it is not quoted on the OTC Bulletin Board.
      As of March 21, 2006, the number of shares of Class A common stock outstanding was 28,065,459 and the number of shares of Class B common stock outstanding was 2,833,334. As of March 21, 2006, treasury stock included 140,250 shares of Class A common stock.
      Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Annual Report to carefully consider the risk factors stated elsewhere in this document, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, ability to obtain settlements in connection with its patent enforcement activities. The Company disclaims any intent or obligations to update forward-looking statements contained in the Annual Report.

PART I
Item 1. Description of Business
Background
CTI Group (Holdings) Inc. and subsidiaries (the “Company” or “CTI”) design, develop, market and support intelligent electronic invoice processing and enterprise communications management software and services solutions.
The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware in 1988, pursuant to a merger into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.
The Company is comprised of three business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
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
EIM Market
General. The telecommunications industry, as it relates to the EIM market segment, is comprised of those service providers who sell, resell, wholesale, or otherwise supply voice, data, video and other content delivery methods to consumers, businesses, government agencies and other end-users. Such providers perform a broad range of services including, but not necessarily limited to:
•	wireline and long distance;

•	wireless telephony and data;

•	messaging and paging;

•	IP telephony, video, and data;

•	DSL/cable/broadband services; and

•	satellite telephony and data.

Providers of these services are typically carriers who fall into regulatory categories that include:
•	regional bell operating companies (“RBOC”s);

•	independent local exchange carriers;

•	competitive access providers;

•	competitive local exchange carriers;

•	interexchange carriers;

•	wireless carriers;

•	satellite service providers;

•	IP and data services providers; and

•	cable/broadband service providers.
Competition and integration continue to reshape the communications industry. Continued downward pressure on prices is driven by strong competition, the increasing replacement of wireline services with wireless alternatives, the introduction of new technologies based on internet protocol including voice over internet protocol (“VoIP”), video (“IPTV”), and merger and acquisition activities of key service providers. As a result of such pricing pressures, the Company has been required to reduce its pricing and achieve product revenue growth through increased volume sales or processing of call detail records (“CDR”).
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
Convergence and Complexity. The nature, size, needs and complexity of the telecommunications industry continue to change. Consolidation and service expansion continue to narrow the playing field in the Tier 1 service provider segment that includes Verizon Communications, Inc. (which now includes MCI Inc.), AT&T Inc. (now including SBC Communications, Inc. and Southwestern Bell Corp.), Sprint Corp/Nextel Communications, Inc. and Cingular Wireless, LLC. Opportunity exists within the Tier 1 segment but is not the primary focus of the Company. Broad opportunities exist in the smaller Tier 2, 3 and 4 market segments that include the regional, niche, and smaller markets. Expanded/bundled service offerings (local and long distance, voice and data, wireline and wireless, broadband DSL and cable-based access) are valued by end customers but add significant complexity to the customer/provider relationship. The industry has evolved around the Integrated Communications Provider (“ICP”) model. Many service providers are achieving or have developed their ICP model via acquisition and third-party resale. The Company’s EIM and Telemanagement software and services enable the ICPs to deliver a viable, integrated and converged experience to their customers – even if the providers’ internal systems and infrastructure may not yet support such integration.
Customer Relationship Management. The Internet continues to redefine the relationship between service providers and their customers. The industry has invested significant capital in an attempt to streamline its interaction with customers and prospects alike. Service providers and industry analysts view web-enabled customer self-care as the key to reducing costs by transitioning many service and support functions directly to customers. A provider who successfully migrates customer support functions onto the Web and into the hands of the customer consistently drives down costs, drives up profits and increases customer satisfaction by enabling the customer to save time, enhance convenience, and create the customer’s own “personalized” user experience. Adoption and use of the tools extended by service providers has been disappointing. By delivering a compelling process and cost advantage to enterprise customers, the Company believes it can drive adoption and improve the self-care return on investment (“ROI”) for service providers.

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
Outsource/Service Bureau. The providers in the telecommunications industry today are demonstrating increasing interest in establishing third party relationships that add value to their product portfolio while allowing the provider to focus on its core competencies. The outsourcing/ASP delivery model represents an alternative to the risks and costs associated with rapidly changing technologies. Service providers are migrating from in-house development to packaged vendor solutions. At no time in their history has competition been so prevalent and the need to extend service portfolios so important. Companies are seeking rapid systems acquisition and implementation from outside parties.
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

Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create strong and lasting relationships. CTI’s relationship with its largest customers has spanned more than a decade. For the years ended December 31, 2005 and 2004, the Company had sales to a single customer aggregating $5,594,946 (37% of revenues) and $5,828,949 (36% of revenues), respectively. Such customer represents 42% and 41% of software sales, service fee and license fee revenues for the years ended December 31, 2005 and 2004, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2006. The loss of this customer would have a substantial negative impact on the Company’s operations and financial condition. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to alleviate production cessation.
SmartBill® Connect is an Internet-based software solution delivered by the Company under its historic ASP business/service delivery model offering service providers a full range of Electronic-Care (“E-Care”) capabilities that can strengthen and build on existing investments in technology – preserving the full functionality of current systems – while allowing them to service and support future customer growth. The solution offers an opportunity to customers to interactively perform reporting, analysis, cost allocation, approval and, optionally, electronic-payment of their communications invoice. SmartBill® Connect empowers business customers with a tool providing 360° Visibility into communications expenditures, increased control of cost and usage information and optimization of the business processes involved in receipt, verification, approval and payment of their recurring operational expenses. The Company believes that improving the flow and control of these important business processes will promote adoption of self-care among business customers of telecommunication service providers, increase customer satisfaction and retention while lowering customer service costs.
Customers. SmartBill® Connect was released in December 2004. Throughout 2005, the Company marketed and distributed the SmartBill® Connect solution to current SmartBill® customers and to additional telecommunication service providers.
Telemanagement
Telemangement provides software and services for end users to manage their usage of multi-media communications services and equipment.
Telemanagement Market, Products and Services
The Company’s primary Telemanagement products and services are comprised of Proteus Office, Proteus Trader, Proteus Enterprise, and Proteus Service Bureau (collectively, “ProteusTM ”). Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track communications activity and to control costs associated with operating communications networks. ProteusTM is a user friendly, Microsoft Windows® based product. ProteusTM performs functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling and usage patterns, toll fraud detection, directory services and integration with other private branch exchange (“PBX”) peripheral products. ProteusTM also integrates Internet, e-mail and mobile data analysis and reporting with its traditional voice capabilities. The Company’s Telemanagement products and services have been developed, and historically marketed, primarily in Europe. Telemanagement product sales are made through direct and distributor sales channels. In 2005, the Company proactively marketed and distributed its Telemanagement products and services in North America.
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
Employees
As of December 31, 2005, CTI employed 94 people on a full-time basis: 60 located in the United States and 34 located in the United Kingdom. None of the Company’s employees are represented by a labor union. The Company does not employ part-time employees. The Company believes it maintains a good relationship with its workforce.
Intellectual Property
Patents. See “Patent Enforcement Activities” above.
Trademarks. The Company maintains registered trademarks. The main registered trademarks relate to its main billing product SmartBill® and the CTI name. The Company currently has a service mark on its patented process, TransActSM. The Company also has a pending trademark on its Telemanagement product, ProteusTM.
Technology, Research & Development
The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2005, research and development expenditures amounted to approximately $2,665,885 including approximately $656,000 in capitalized costs which were primarily related to next generation releases of SmartBill®. In 2004, research and development expenditures amounted to approximately $3,283,000 including approximately $1,491,000 in capitalized costs. Capitalized software costs related to the development of the SmartBill® and SmartBill® Connect next generation releases.
Governmental Regulations
CTI does not believe that compliance with federal, state, local or foreign laws or regulations, including compliance with federal, state, local and foreign environmental laws and regulations, has a material effect on its capital expenditures, operating results or competitive position, or that it will be required to make any material capital expenditures in connection with governmental laws and regulations. The Company is not subject to industry specific laws or regulations.
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
Telemanagement. The Company’s Telemanangement segment operates in a highly fragmented market. Competitors, such as Avotus® Corporation, BTS, Softech, Inc., Oak Tiger, and Veramark Technologies, Inc. compete against the Company in the Telemanagement sector. The Company differentiates itself from its competitors based on reporting capabilities and ease of user interface. ProteusTM integrates with a wide variety of telephone systems and third party applications such as dealer boards and voice recording equipment. ProteusTM also connects directly over the local area network, which eliminates the need for cables that are associated with similar products.
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
Centillion’s patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the “Centillion Data Systems, LLC” or “Tracking LLC”). Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to Tracking LLC, 2,833,334 newly authorized shares of the Company’s Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of Tracking LLC. Pursuant to the Certificate of Incorporation, as amended (the “Certificate of Incorporation”), at the election of the holders of more than 50% of the outstanding Class B common stock, until February 12, 2006 shares of Class B common stock could be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by 88% of the average market price of Class A common stock. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company’s equity interest in, or the assets of, Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company’s receipt of more than $7.5 million, shares of Class B common stock could automatically be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by the average market price of Class A common stock. The average market price of a share of Class A common stock is determined by the average of the last reported sales price over the period of the most recent twenty consecutive business days before such date.
As of March 21, 2006, there were 2,833,334 shares of Class B common stock issued and outstanding. Fairford Holdings Limited (“Fairford”) is the record holder of 2,371,244 shares of Class B common stock, which represent approximately 84% of the issued and outstanding shares of Class B common stock. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford.
As of February 7, 2006, Fairford notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into such number of shares of Class A common stock as determined pursuant to the Certificate of Incorporation. For the purpose of this conversion, the value of the Tracking LLC is deemed to be the book value of the Tracking LLC less the book value of certain patents (the “Net Book Value”). The Company estimates that, as of February 28, 2006, the unaudited Net Book Value of the Tracking LLC was approximately $557,068 and 88% of the average market price per share of Class A common stock was $0.25256. Therefore, if the conversion occurred as of February 28, 2006, holders of Class B common stock would be issued, in the aggregate, 2,205,686 shares of Class A common stock.
Pursuant to the Certificate of Incorporation, the foregoing conversion of shares of Class B common stock into shares of Class A common stock will be effective as of March 31, 2006. The number of shares of Class A common stock to be issued upon the conversion as of March 31, 2006 may be affected by the fluctuations of the market price of the shares of Class A common stock as well as by the changes in the Net Book Value of the Tracking LLC. Upon the effectiveness of the conversion, no shares of Class B common stock will be issued and outstanding.
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
The Company’s post-closing covenants required the Company (i) to issue the number of shares of Class A common stock to Centillion Affiliates, on or before June 30, 2005, determined by dividing the fair market value of the Assets, excluding the value of the Xila Interest, by an amount equal to 88% of the average market value of a share of Class A common stock as of December 31, 2003; and (ii) to use the Company’s commercially reasonable efforts to sell the Xila Interest or all or substantially all of Xila’s assets to a third party on or before June 30, 2005 and to issue to Centillion Affiliates the number of shares of Class A common stock determined by dividing the net proceeds received by the Company in such sale by an amount equal to 88% of the average market value of a share of Class A common stock as of the date of such sale. The Centillion Affiliates received 203,689 shares of Class A common stock under Paragraph (i) above. Of the Class A common stock issued to Centillion Affiliates: (i) 170,469 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority stockholder of the Company; (ii) 12,738 shares were issued directly to, and to an entity affiliated with, Mr. Garrison, the Company’s director and (iii) 6,687 shares were issued to employees of the Company who are not deemed to be executive officers of the Company.
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
Discontinued Operations and the Xila Agreement
Pursuant to the Company’s post-closing covenants set forth in the CDS Agreement, the Company agreed to sell Xila’s assets to eGIX, Inc., an Indiana corporation (“eGIX”), and, on October 28, 2004, Xila entered into an Asset Purchase Agreement with eGIX (the “Xila Agreement”). Pursuant to the Xila Agreement, eGIX acquired substantially all of the assets of Xila, excluding certain cash and cash equivalents, accounts receivables and prepaid expenses (the “Assets”).
On January 21, 2005, after receiving the necessary regulatory approvals and consents as required under the Xila Agreement, the sale of the Assets was consummated, in connection with which the Company received the purchase price of $464,000 consisting of $180,000 cash payment and a non-interest bearing promissory note for $284,000. The promissory note was paid in twelve equal monthly installments of $15,000 following the closing, with a final balloon payment of $104,000 paid on February 22, 2006.
As a result of the consummation of the sale of the Xila’s Assets, Centillion Affiliates received 1,140,564 shares of Class A common stock of the Company. Of the Class A common stock issued to Centillion Affiliates: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority stockholder of the Company; (ii) 71,323 shares were issued directly to, and to an entity affiliated with, Mr. Garrison, the Company’s director and (iii) 37,442 shares were issued to employees of the Company who are not deemed to be executive officers of the Company.
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

Risk Factors
Unless the context indicates otherwise, all references to “we,” “us,” “our,” in this subsection “Risk Factors” refer to the Company or CTI. We are subject to a number of risks listed below, which could have a material adverse effect on the value of the securities issued by us. You should carefully consider all of the information contained in, or incorporated by reference into, this Form 10-KSB and, in particular, the risks described below before investing in our Class A common stock or other securities. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed and you may lose part or all of your investment.
Since the we derive a substantial percentage of our revenue from contracts with a few customers, the loss of one or all of these customers could have a negative impact on our financial condition and results of operations.
We derive a substantial portion of our revenues from a few customers. A single customer generated approximately $5.6 million (37% of total revenue) in revenues in fiscal 2005 and $5.8 million (36% of total revenue) in fiscal 2004. Although that customer’s contract now includes an automatic annual renewal provision effective each March, it does contain a four months prior notification termination clause. The contract was automatically renewed in March 2006. The loss of that customer would have a substantial negative impact on our financial condition and results of operations.
We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations.
We invest significant resources in the research and development of new and enhanced software products and services. We incurred research and development expenses of approximately $2.0 million and $1.8 million during 2005 and 2004, respectively. In addition, we incurred and capitalized approximately $0.7 million and $1.5 million in internal software development costs which were primarily related to next generation releases of SmartBill®. The net book value of capitalized software amounted to $1.7 million at December 31, 2005. In December 2004, we released SmartBill® Connect. We successfully converted nearly 43% of our current customers to SmartBill® Connect during 2005. We cannot assure you that we will be successful in our efforts selling SmartBill® Connect, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.
The telecommunications billing services industry is subject to continually evolving industry standards and rapid technological changes to which the Company may not be able to respond which, in turn, could have a negative impact on our financial condition and results of operations.
The markets for our software products and services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Our business success will depend in part upon our continued ability to enhance the existing products and services, to introduce new products and services quickly and cost-effectively, to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. We may not be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that our competitors will not develop competitive products, or that any new competitive products will not have an adverse effect on our operating results. Our products are consistently subject to pricing pressure.
We intend further to refine, enhance and develop some of our existing software and billing systems and to change all of our billing and accounts receivable management services operations over to the most proven software systems and technology to reduce the number of systems and technologies that must be maintained and supported. There can be no assurance that:
•	we will be successful in refining, enhancing and developing our software and billing systems in the future;

•	the costs associated with refining, enhancing and developing these software products and billing systems will not increase significantly in future periods;

•	we will be able to successfully migrate our billing and accounts receivable management services operations to the most proven software systems and technology; or

•	our existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.
If any of the foregoing events occur, this could have a negative impact on our financial condition and results of operations.
We may not be able to compete successfully in segments, which would have a negative impact on our financial condition and results of operations.
We compete with a number of companies in both the United States and United Kingdom that provide products and services that serve the same function as those provided by us, many of which are larger than us and have greater financial resources and better name recognition for their products than we do. Although we operate in a highly fragmented market, numerous competitors in the United States and the United Kingdom provide products and services comparable to our products and services which have the potential to acquire some or all of our market share in their respective geographic markets which could have a negative impact on our financial condition and results of operations.
We may be unable to protect our TransAct SM technology and enforce our intellectual property rights, which will have a negative impact on our financial condition and results of operations.
We own two patents used in our TransAct SM technology, which cover a method and process to prepare, display, and analyze usage and cost information for services such as, but not limited to, telecommunications, financial card services, and utilities. The patented TransAct SM technology is incorporated in our SmartBill® product, which is the flagship product of our EIM segment representing 49% of our total revenues in fiscal 2005. Other companies have developed programs which replicate the TransAct SM technology and which we believe violates our patents. Although we have undertaken enforcement activities, including litigation, to protect or enforce our patents, we cannot assure you that the steps taken to protect the TransAct SM process will always be successful. Our failure to enforce our intellectual property rights will have a negative impact on our financial condition and results of operations. The patents expire in 2011.
Our business may suffer as a result of the settlement of outstanding patent claims.
We have written letters and filed lawsuits claiming the possible infringement of our patents in connection with the TransAct SM technology. We entered into various settlements in prior actions and we may negotiate additional settlements in the future. Those settlements provided substantial cash payments to us and, in return, we waived our claims for past patent violations and granted in certain instances one time purchase of ongoing licenses to use the technology to the parties involved in those actions. See Part I – Item 3. “Legal Proceedings.” Although we strive to arrange for continued licensing revenue stream in the case of potential infringers, we may not be successful in negotiating such licensing agreements. Since those parties are our potential customers, the effect of granting one time purchase of ongoing licenses as well as the fact that we brought legal claims against those parties could reduce its ability to find new customers for our products which could have a negative impact on our financial condition and results of operations.
Despite profitability in 2005 and 2004, we remain in an accumulated deficit position.
We reported cumulative accumulated deficits of approximately $14.8 million at December 31, 2005. Although we returned to profitability in fiscal 2004 and developed a business plan and implemented a number of programs, including the discontinuance of unprofitable product lines, which enabled us to maintain profitability in 2005, there can be no assurance that our business plan adequately addresses the circumstances and situations which in years prior to 2004, resulted in losses.

We are subject to many risks associated with doing business outside the United States which could have a negative impact on our financial condition and results of operations.
We face many risks in connection with our operations outside the United States, including, but not limited to:
•	adverse fluctuations in currency exchange rates;

•	political and economic disruptions;

•	the imposition of tariffs and import and export controls; and

•	increased customs or local regulations.
The occurrence of any one or more of the foregoing could have a material negative effect on our financial condition and results of operations.
We may not be successful when we enter new markets and that lack of success could limit the our growth.
As we enter into new markets outside the United States, including countries in Asia, Africa, and Europe, we face the uncertainty of not having previously done business in those commercial, political and social settings. Accordingly, despite our best efforts, the likelihood of success in each new market, which we enter, is unpredictable for reasons particular to each new market. For example, our success in any new market is based primarily on strong acceptance of our products and services in such market. It is also possible that some unforeseen circumstances could arise which would limit our ability to continue to do business or to expand in that new market. Our potential failure to succeed in the new markets would limit our ability to expand and grow.
If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act. As a result, current and potential stockholders may lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business and we could be subject to regulatory scrutiny.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management’s report on internal control over financial reporting and the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.
Control of us is concentrated among our directors and executive officers and their respective affiliates who can exercise significant influence over all matters requiring stockholder approval.
As of March 21, 2006, our directors and executive officers and their respective affiliates owned 71.8% of the outstanding Class A common stock and 90.0% of the outstanding Class B common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of us.
Conversion of the shares of the Company’s Class B common stock into the shares of Class A common stock will result in a material dilution of stockholders’ ownership interest in Class A common stock.
As of March 21, 2006, there were 2,833,334 shares of Class B common stock issued and outstanding. These shares are convertible into Class A common stock with the conversion ratio based on a formula which is described in Part I – Item 1. “Description of Business – Merger.” The pending conversion of Class B common stock into shares of Class A common stock will result in material dilution to holders of Class A common stock.
We are subject to the penny stock rules which may adversely affect trading in our Class A common stock.
On March 21, 2006, the closing price of our Class A common stock was $0.29. Our Class A common stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Class A common stock, decrease liquidity of our Class A common stock and increase transaction costs for sales and purchases of our Class A common stock as compared to other securities.
There is not presently an active market for shares of our Class A common stock, and, therefore, you may be unable to sell any shares of Class A common stock in the event that you need a source of liquidity.
Although our Class A common stock is quoted on the Over-the-Counter Bulletin Board, the trading in our Class A common stock has substantially less liquidity than the trading in the securities of many other companies listed on that market. A public trading market in the securities having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our securities at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market for the securities does not develop, you may be unable to resell your shares of Class A common stock at or above the price you pay for them or at any price.
Item 2. Description of Property
Rent and lease expense was $436,807 and $617,800 for the years ended December 31, 2005 and 2004, respectively. The Company leases office space consisting of 20,003 square feet in Indianapolis in the United States at an annual rent of $289,277 per year. The Indianapolis office space lease expires in November 2006. The Company believes that it will be able to extend its current lease or secure new space. The Company leases 3,485 square feet of office space in the U.K. at an annual rate equivalent to $87,300 per annum. The U.K. lease expires in December 2013. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.
Item 3. Legal Proceedings
The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business that are unrelated to Patent Enforcement. The Company believes the ultimate resolution of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition or results of operations.
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
Qwest Corporation filed a motion in the United States District Court for the Southern District of Indiana seeking to dismiss the complaint against it on jurisdictional grounds or, alternatively, to transfer the case to the United States District Court for the Western District of Washington. The parties then engaged in jurisdictional discovery. On February 14, 2005, the United States District Court for the Southern District of Indiana denied the motion as moot in light of the consolidation of this action with the action disclosed under “Qwest Corporation.”
In May 2005, an anonymous request for re-examination of the Company’s Patent No. 5,287,270 was filed with the U.S. Patent Office. The Company suspects that such request was filed as a tactical matter from one or more of the aforementioned defendants. The Company believes that the request for re-examination is without merit and is unable to determine the outcome or ramifications at this time.

On May 13, 2005, Qwest Corporation, Qwest International and Qwest Communications Corporation filed a motion to stay the litigation in the United States District Court for the Southern District of Indiana, which was denied by the Court. On July 20, 2005, the foregoing Qwest entities filed a renewed motion for stay, which was denied by the Court.
Citizens Communications, Inc.
The Company is a plaintiff in a lawsuit for patent infringement of the Company’s Patents under 35 U.S.C. §271 et seq. filed against Citizens Communications, Inc. in the United States District Court for the District of Delaware on July 15, 2004. The lawsuit seeks treble damages, attorneys’ fees and an injunction for the infringement of U.S. Patent No. 5,287,270. On May 11, 2005, the Company entered into a settlement agreement with Citizens Communications, Inc.
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
Avolent, Inc.
The Company filed a lawsuit for patent infringement of the Company’s patents under 35 U.S.C. §271 et seq. against Avolent, Inc. in the United States District Court for the District of Delaware on September 30, 2005. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270.
Cincinnati Bell, Inc.
The Company filed a lawsuit for patent infringement of the Company’s patents under 35 U.S.C. §271 et seq. against Cincinnati Bell, Inc. in the United States District Court for the Southern District of Ohio on December 19, 2005. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270.
Item 4. Submission of Matters to a Vote of Security Holders
The 2005 Annual Meeting of the Stockholders (the “Annual Meeting”) of the Company was held on December 8, 2005 at the offices of the Company, 333 N. Alabama Street, Suite 240, Indianapolis, Indiana 46204 at 11:00 a.m.

At the Annual Meeting the following actions were taken:
a) Class I directors, Harold Garrison and Salah N. Osseiran, were elected to the Board of Directors of the Company to hold office until the 2007 annual meeting of stockholders and until their respective successors are elected and qualified; Class II directors, Thomas Grein and Bengt Dahl, were elected to the Board of Directors of the Company until the 2008 annual meeting of stockholders and until their respective successors are elected and qualified. The votes for Harold Garrison were 21,898,887; 4,000 withheld. The votes for Salah N. Osseiran were 21,898,737; 4,150 withheld. The votes for Thomas Grein were 21,888,671; 14,216 withheld, the votes for Bengt Dahl were 21,866,521; 4,000 withheld.
b) The proposal to approve the CTI Group (Holdings) Stock Incentive Plan was approved. The votes for this proposal were 21,866,521 for; 33,066 against; 3,300 abstain. There were no broker non-votes.
c) The proposal to ratify the appointment of Crowe Chizek and Company LLC as the independent accountants of the Company was ratified. The votes for this proposal were 21,895,287 for; 7,600 against; 0 abstain. There were no broker non-votes.
The terms of office of the following incumbent Class III directors continue after the Annual Meeting: Rupert Armitage, and John Birbeck.

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

	Quarterly Class A Common Stock Price Ranges
	2005		2004
	High	Low	High	Low
1st Quarter	$0.64	$0.36	$0.63	$0.32
2nd Quarter	$0.58	$0.33	$0.42	$0.28
3rd Quarter	$0.40	$0.24	$0.40	$0.30
4th Quarter	$0.45	$0.31	$0.46	$0.28
At March 21, 2006, the closing price for a share of Class A common stock was $0.29.
At March 21, 2006, the number of stockholders of record of the Company’s Class A common stock was 466 and the number of stockholders of record of Class B common stock was 12.
No dividends were paid on the Company’s Class A or Class B common stock in the fiscal years ended December 31, 2005 and 2004.
For the information regarding the Company’s equity compensation plans, see Part III, Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
Upon the sale of the Assets acquired by the Company, the Company issued 1,140,564 shares of Class A common stock pursuant to the CDS Agreement. See the description of the sale of the Assets in Part I, Item 1 of this Form 10-KSB “Discontinued Operations and the Xila Agreement”. Pursuant to the CDS Agreement, as of December 31, 2003, The Company issued such shares on January 21, 2005 in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based upon a determination that the Centillion Affiliates were sophisticated investors, had access to, and were provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations which demonstrated strong new customer revenues for the years ended December 31, 2005 and 2004. Although the Company believes that the Patent Enforcement segment offers the highest license revenue and cash generation potential, the Company has reported only $1.8 million in license fee revenue and enforcement settlements in both 2005 and 2004 compared to revenue in the EIM segment of $7.5 million and $9.1 million in 2005 and 2004, respectively, and Telemanagement revenue of $6.0 million and $5.3 million in 2005 and 2004, respectively.
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
Financial Condition
In the fiscal year ended December 31, 2005, the Company experienced an increase in financial position. Total stockholders’ equity increased $443,951 to $10,485,053 as of December 31, 2005 primarily as a result of fiscal year 2005 net income of $523,134. At December 31, 2005, cash, cash equivalents and short-term investments were $8,097,004 compared to $7,921,680 at December 31, 2004. The Company realized a decline in net current assets (current assets less current liabilities) of approximately $343,000 which is primarily attributable to the transfer of $429,700 in cash and cash equivalents to restricted cash and the acceptance of long-term notes receivables related to patent enforcement settlements. The Company generates approximately 37% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has declined by approximately 10% in relation to the US dollar in 2005.
Results of Operations (Year Ended December 31, 2005 Compared to Year Ended December 31, 2004)
Revenues.
Revenues from operations decreased $857,327 to $15,300,657 as compared to $16,157,984 for the year ended December 31, 2004. The decrease in revenue was primarily the result of decreased EIM segment revenues which offset Telemanagement segment revenue increases. The EIM segment revenues decreased by $1,591,800 which was primarily attributable to the discontinuance of the Company’s unprofitable MagnaFlex® product in the fourth quarter of 2004 which accounted for approximately $1.1 million of revenue in 2004 and $400,000 of the decrease was associated with a decrease in the revenue rate structure in 2005. Although the Company’s EIM segment continues to increase the amount of transactions processed, a change in the mix of end-users has caused a slight decrease in revenue due to volume discounts given to large end-users. The Telemanagement segment revenue increase of $697,781 was primarily associated with the Company’s U.K. operations from new customer sales. In September 2005, the Company obtained a new Telemanagement customer based in South Africa with an estimated value of $1 million, of which, the Company has recognized approximately $600,000 in revenues and deferred approximately $400,000 to be recognized upon completion of the remaining installations in the year ending December 31, 2006. Revenue from patent license fee and enforcement increased slightly to $1,846,757 for the year ended December 31, 2005 as compared to $1,810,065 for the year ended December 31, 2004. A major customer represented 37% of total revenues for year ended December 31, 2005 and 36% of total revenues for the year ended December 31, 2004, and such customer represented 42% of software sales, service fee and license fee revenues for the year ended December 31, 2005 and 41% for the year ended December 31, 2004.
Costs of Products and Services Excluding Depreciation and Amortization.
Costs of products and services, excluding depreciation and amortization, decreased $227,073 to $4,037,381 as compared to $4,264,454 for the year ended December 31, 2004 primarily due to cost reductions in the Company’s EIM segment. The EIM segment cost of products and services, excluding depreciation and amortization, decreased $850,826 which was primarily due to the $1,231,786 cost reduction associated with the discontinuance of the Company’s MagnaFlex® product partially offset by an increase of $380,957 in costs of products and services, excluding depreciation and amortization, on the SmartBill® product predominately related to increased costs associated with the implementation of the Company’s new SmartBill® Connect product for customers that were previously using older versions of SmartBill®. The Telemangement segment cost of products and services, excluding depreciation and amortization, increased $583,034 primarily due to costs related to increased revenue. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 30.0% of revenue for the year ended December 31, 2005 as compared to 29.7% of revenue for the year ended December 31, 2004.
Patent License Fee and Enforcement Costs.
Patent license fee and enforcement cost for the year ended December 31, 2005 decreased by $347,546 to $1,221,007 as compared to $1,568,553 for the year ended December 31, 2004. The decrease was primarily related to lower legal fees incurred in the year ended December 31, 2005 when compared to the year ended December 31, 2004.
Selling, General and Administrative Costs.
Selling, general and administrative expenses decreased $43,438 to $7,094,185 compared to $7,137,623 for the year ended December 31, 2004. The slight decrease was primarily attributed to the Company’s emphasis on cost containment in order to maintain the cost efficiencies realized in prior years.

Research and Development Expense.
Research and development expense increased $217,454 to $2,009,885 compared to $1,792,431 for the year ended December 31, 2004. The increase in expense was primarily due to the reduction in the amount of research and development activities that were capitalized for the year ended December 31, 2005. The amount of capitalized research and development activities were $656,345 and $1,490,875 for the years ended December 31, 2005 and 2004, respectively. The reduction in capitaliazable research and development costs is due to increased maintenance on previously released products. Research and development expense relates primarily to personnel costs.
Depreciation and Amortization.
Depreciation and amortization for the year ended December 31, 2005 increased $314,201 to $1,098,260 from $784,059 for the year ended December 31, 2004. This increase was primarily due to the amortization expense associated with the release of SmartBill® Connect in December 2004. Approximately $734,292 and 237,213 of amortization expense was related to internally developed software for the years ended December 31, 2005 and 2004, respectively.
Interest Income and Other Income.
Interest income increased $216,471 to $296,708 for the year ended December 31, 2005 compared to $80,237 for the year ended December 31, 2004. The increase in interest income was primarily associated with an increase in the interest rate realized and a higher average cash balance for the year ended December 31, 2005 as compared with the year ended December 31, 2004 in combination with interest recorded on notes receivable and interest received from a tax refund.
Taxes.
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consists primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of December 31, 2005, the Company’s valuation allowance related to net deferred tax assets in the United States.
The net tax benefit of $11,169 for the year ended December 31, 2005 was primarily attributable to a $120,747 benefit from the resolution of a prior year state tax contingency upon the completion of a state tax audit which offset UK tax expense of $109,578 in connection with the taxable profit realized in the United Kingdom. The $188,847 net tax benefit for the year ended December 31, 2004 was primarily attributable to the resolution of prior federal tax contingency upon completion of an IRS audit plus the realization of the net operating loss carryforward related to the Company’s UK operations which previously had a valuation allowance established.
Liquidity and Capital Resources
Historically, our principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. Cash flows from operations and existing cash, cash equivalents, and short-term investments have been adequate to meet our business objectives. Cash, cash equivalents, and short-term investments increased by $175,324 to $8,097,004 as of December 31, 2005 from $7,921,680 as of December 31, 2004. Cash provided by operations was $1,156,283 and cash used in investing activity was $1,313,835 for the year ended December 31, 2005. Cash flow provided by operations was primarily attributable to the Company recognizing net income of $523,134 and a non-cash add-back of $1,098,260 of depreciation and amortization, partially off-set by an increase in note receivables due to operating activities of $756,180. Cash flows utilized by investing activities related primarily to capitalized costs incurred in the development and enhancements of the Company’s SmartBill® Connect product and an increase in restricted cash related to patent enforcement activities.
Cash generated from the respective segments amounted to: EIM segment of $1,484,724; Telemanagement segment of $329,318; Patent Enforcement segment of $602,760; offset by Corporate expenses of $2,576,863. Income / (loss) from operations on a geographical basis amounts to $(660,536) for the United States and $500,475 for the United Kingdom.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $5,594,946 (37% of total revenue) of revenues in fiscal 2005 and $5,828,949 (36% of total revenue) in fiscal 2004. Although that customer’s contract includes an automatic annual renewal provision effective each March, it does contain a four months prior notification termination clause. The loss of that customer would have a substantial negative impact on the Company’s operations.
The following table presents selected financial results by business segment:

	Electronic
	Invoice			Reconciling
	Management	Telemanagement	Patent Enforcement	Amounts	Consolidated

2005
Net revenues	$7,485,551	$5,968,349	$1,846,757	$—	$15,300,657
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	5,569,608	3,846,911	625,750	—	10,042,269
Depreciation and Amortization	917,141	142,653	22,990	15,476	1,098,260
Income (loss) from operations	1,484,724	329,318	602,760	(2,576,863)	(160,061)
Long-lived assets	2,194,513	465,262	715,473	89,847	3,465,095

2004
Net revenues	$9,077,351	$5,270,568	$1,810,065	$—	$16,157,984
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	6,351,299	3,732,165	241,513	—	10,324,977
Depreciation and Amortization	437,143	313,518	22,990	10,408	784,059
Income (loss) from operations	2,384,394	431,536	218,523	(2,423,589)	610,864
Long-lived assets	2,306,359	140,633	107,110	10,220	2,564,322

The following table presents selected financial results by geographic location based on location of customer:

	United States	United Kingdom	Consolidated

2005
Net revenues	$9,624,240	$5,676,417	$15,300,657
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	6,375,950	3,666,319	10,042,269
Depreciation and Amortization	957,373	140,887	1,098,260
Income / (loss) from operations	(660,536)	500,475	(160,061)
Long-lived assets	2,999,833	465,262	3,465,095

2004
Net revenues	$11,089,482	$5,068,502	$16,157,984
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	6,720,184	3,604,793	10,324,977
Depreciation and Amortization	471,962	312,097	784,059
Income from operations	289,830	321,034	610,864
Long-lived assets	2,423,689	140,633	2,564,322
Cash provided by discontinued operations amounted to $355,497 in the year ended December 31, 2005. Discontinued operations consist of the operating activities and the cash received from the sale of Xila. Cash used in discontinued operations in the year ended December 31, 2004 was $81,138. See Part I, Item 1. “Description of Business – Merger” for the description of the CDS Agreement and the Xila Agreement.
On January 21, 2005, the Company completed the sale of the Company’s discontinued assets and liabilities (see Note 3 – Discontinued Operations). The sales price was $464,000 of which $180,000 in cash was received along with a non-interest bearing note of $284,000 payable in 12 monthly installments of $15,000 and a final monthly payment of $104,000. The Company imputed interest on the note at a rate of 6% and recorded a note receivable of $272,397. The note receivable balance as of December 31, 2005 amounted to $118,433.
During fiscal 2005, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $1,375,000 of which the Company received $400,000 of cash and accepted notes for the remaining $975,000. The Company recorded the remaining payments at a discount with imputed interest ranging from 7.83% to 8.00%. The settlement receivable as of December 31, 2005 amounted to $747,800.
In connection with the twelfth amendment to the lease entered into by the Company and Lockerbie Marketplace, LLC (the “Landlord”) in May, 2004, the Company received a lease incentive of $200,000 from the Landlord to purchase furniture and other office improvements (the “Allowance”). In the twelve months ended December 31, 2005, the Landlord paid $200,000 of the Allowance to purchase furniture for the Company. The Company recorded this non-cash transaction by increasing fixed assets and establishing a deferred rent incentive in liabilities. When the deferred rent incentive benefit is recognized by the Company, the benefit will be shown as an adjustment to reconcile net cash in the Company’s Consolidated Statement of Cash Flows.

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
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 7. “Financial Statements – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form10-KSB for the year ended December 31, 2005.
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
The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of December 31, 2005, the Company’s valuation allowance related only to net deferred tax assets in the United States.
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

Impairment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is calculated using discounted expected future cash flows.
SFAS 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company periodically evaluates capitalized computer software costs for impairment. The Company had $1,678,785 of capitalized software costs as of December 31, 2005.
Revenue Recognition and Accounts Receivable Reserves. The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements, Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.
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
If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting set forth in paragraph 65 of SOP 97-2. If the criteria for separate accounting are not met, the entire arrangement is accounted for in conformity with Accounting Research Bulletin (“ARB”) No. 45, using the relevant guidance in SOP 81-1. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s Telemanagement products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.
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
Revisions. Certain revisions have been made in the financial statements and notes to the consolidated financial statements of the prior year to conform to the current year presentation.
Revisions Related to Auction Rate Securities
During the fourth quarter of 2005, the Company determined that it was appropriate to classify its auction rate securities as short term investments. Therefore, auction rate securities totaling $6,030,000 as of December 31, 2004, which were previously reported on the consolidated balance sheet and the consolidated statement of cash flows as cash equivalents, have been reclassified as short-term investments. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7-35 days. Auction rate securities are considered highly liquid because of the auction process. The revision has no effect on the Company’s results of operations, total current assets, total assets, stockholders’ equity, or operating cash flows.

December 31, 2004
Impact on consolidated balance sheet:
Cash and cash equivalents, as previously reported	$7,921,680
Cash and cash equivalents, as revised	1,891,680

Net change	$(6,030,000)

Short-term investments, as previously reported	$—
Short-term investments, as revised	6,030,000

Net change	$6,030,000

Impact on consolidated statement of cash flows
Net cash used in investing activities activities as previously reported	$(1,778,767)
Net cash used in investing activities activities, as revised	(2,628,767)

Net change	$(850,000)

Net increase in cash and cash equivalents, as previously reported	$836,546
Net decrease in cash and cash equivalents, as revised	(13,454)

Net change	$(850,000)

Cash and cash equivalents, beginning of year, as previously reported	$7,085,134
Cash and cash equivalents, beginning of year, as revised	1,905,134

Net change	$(5,180,000)

Revisions Related to Discontinued Operations
Cash used in operating activities by discontinued operations, which was previously reported on the consolidated statement of cash flows as a separate category not included in cash provided by operations, has been reclassified as cash used in operating activities. These revisions have no effect on the Company’s results of operations, consolidated balance sheet, or stockholders’ equity.

December 31, 2004
Impact on consolidated statement of cash flows
Net cash provided by operating activities, as previously reported	$2,635,444
Net cash provided by operating activities activities, as revised	2,554,306

Net change	$(81,138)

In addition, the Company will revise its presentation of the consolidated balance sheets and cash flows prospectively for the comparable quarterly periods in 2005 when it files its 2006 quarterly reports on Form 10-QSB for the items described above. As a result, operating cash flows for the unaudited interim periods in 2005 will be revised as follows:

	March 31, 2005		June 30, 2005		September 30, 2005
	Reported	Revised	Reported	Revised	Reported	Revised
Cash and cash equivalents	$7,512,979	$1,732,979	$7,469,962	$1,639,962	$7,494,115	$1,164,115
Short-term investments	$—	$5,780,000	$—	$5,830,000	$—	$6,330,000
Operating cash flow	$(357,472)	$(312,718)	$331,245	$375,999	$403,387	$448,141
Investing cash flow	$(80,449)	$169,551	$(758,637)	$(558,637)	$(802,918)	$(1,102,918)
Change in cash and cash equivalents	$(408,701)	$(158,701)	$(451,718)	$(251,718)	$(427,565)	$(727,565)
Beginning cash and cash equivalents	$7,921,680	$1,891,680	$7,921,680	$1,891,680	$7,921,680	$1,891,680
Legal Costs Related to Patent Enforcement Activities. Hourly legal costs incurred while pursuing patent license fee and enforcement revenues are expensed as incurred. Legal fees that are contingent on the successful outcome of an enforcement claim are recorded when the patent license fee and enforcement revenues are realized.
Conversion of Class B Common Stock into Class A Common Stock. As of February 7, 2006, the majority stockholder of the Company’s Class B common stock notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into such number of shares of the Company’s Class A common stock as determined pursuant to the Certificate of Incorporation. The Company estimated that, as of February 28, 2006, the unaudited net book value of Tracking, LLC was approximately $557,068 and 88% of the average market price per share of Class A common stock was $0.25256. Therefore, if the conversion occurred as of February 28, 2006, holders of Class B common stock would be issued, in the aggregate, 2,205,686 shares of Class A common stock.
Related Party Transactions
Prior to the third quarter of 2004, the Company leased its corporate headquarters from an entity in which both Harold Garrison, a director, and Salah Osseiran, a director and majority stockholder of the Company, had an ownership interest. The building in which the Company’s Indianapolis, Indiana offices are leased was sold to a non-affiliated third party in the third quarter of 2004. The Company incurred $0 and $260,551 in lease and other expense to the related party for the years ended December 31, 2005 and 2004, respectively.
As a result of the consummation of the sale of the assets of Xila Communications. LLC (“Xila”), the former Centillion Data Systems, Inc. stockholders and directors (“Centillion Affiliates”) received 1,140,564 shares of Class A common stock of the Company. Of the Class A common stock issued to Centillion Affiliates: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr.Osseiran, a director and majority stockholder of the Company; (ii) 71,323 shares were issued directly to and to an entity affiliated with Mr. Garrison, the Company’s director and (iii) 37,442 shares were issued to employees all of whom are not deemed to be executive officers of the Company. Xila was sold to an unrelated third party in January 2005.
During the fiscal year ended December 31, 2005, options to purchase 6,250 shares of the Company’s Class A common stock at an exercise price of $0.34 per share were issued to Mr. Osseiran, a director and majority stockholder of the Company. The options vest in four equal annual installments beginning on the first anniversary of the date of grant.
The Company incurred legal expenses of $675,384 and $1,102,248 during 2005 and 2004, respectively, related to a law firm in which Michal Leeds, the Company’s former Vice Chairman, is a partner. The Vice Chairman resigned from the Board of Directors of the Company as of July 5, 2005. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. As of December 31, 2005 and 2004, the Company had accounts payable due this law firm in the amounts of $112,530 and $2,984, respectively.
During 2003, the Company engaged Mr. Bengt Dahl as an advisor to the board. Mr. Dahl also serves as Chairman of a company on which Mr. Osseiran, another Company director, is the managing director. The Company incurred approximately $9,000 in compensation to Mr. Dahl and $3,200 in expenses in 2004. Mr. Dahl became a member of the board of directors of the Company on July 5, 2005 and accordingly the fees and expenses paid to Mr. Dahl in 2005 are included in board fees. In addition, the Company recorded approximately $2,200 and $2,700 of stock option expense in 2005 and 2004, respectively, for stock options to purchase 75,000 shares of Class A common stock granted to Mr. Dahl in November 2003.
The Company incurred $186,328 in fees and $73,288 in expenses associated with Board of Directors activities in 2005 and $222,750 in fees and $71,879 in expenses associated with Board of Directors activities in 2004.
During the fiscal year ended December 31, 2005, the Company paid approximately $32,000 for sales management software and consulting services to an entity of which the Company’s current Chairman of the Board, President, and Chief Executive Officer, Mr. Birbeck, is a founder and director. Mr. Birbeck was elected Chairman of the Board of Directors on July 5, 2005 and appointed President and Chief Executive Officer of the Company on September 13, 2005.
During the fiscal year ended December 31, 2005, options to purchase 500,000 shares of the Company’s Class A common stock at an exercise price of $0.40 per share were issued to Mr. Birbeck, the Company’s Chairman of the Board of Directors, Chief Executive Officer, and President. The options vested immediately upon grant.
In connection with the twelfth amendment to the lease entered into by the Company and Lockerbie Marketplace, LLC (the “Landlord”) in May, 2004, the Company received a lease incentive of $200,000 from the Landlord to purchase furniture and other office improvements (the “Allowance”). During the fiscal year ended December 31, 2005, $200,000 of the Allowance was utilized to purchase furniture for the Company. Approximately $51,796 of the allowance utilized was for furniture purchased by the Landlord from an entity owned by the spouse of Mr. Houlberg, the Company’s former President and Chief Executive Officer.
On October 13, 2005, the employment of the Company’s former Chief Executive Officer and President, Mr. Bradley Houlberg, was terminated. In connection with Mr. Houlberg’s termination of employment, the Company recorded $114,000 of expense and reimbursed Mr. Houlberg for accrued but unused 2005 vacation in the amount of $9,687 and reasonable outstanding business expenses.
During the fiscal year ended December 31, 2005, options to purchase 100,000 shares of the Company’s Class A common stock at an exercise price of $0.39 per share were issued to Mr. Hanuschek, the Chief Financial Officer of the Company. The options vest in three installments: (i) 50% of the option grant vests immediately upon grant, (ii) 25% of the option grant vests on the first anniversary of the date of the grant, (iii) 25% of the option grant vests on the second anniversary of the date of the grant.
The Company’s telephone services are provided by Xila. The Company incurred $107,893 in telephone expense for the year ended December 31, 2004. The Company provided billing solutions to this entity for the year ended December 31, 2004 amounting to $5,500 of revenue. At December 31, 2004, the Company had no receivable from this entity. The financial statements of CDS and the Company which were under common control had been combined on an “as if” pooling basis and accordingly these amounts were eliminated on the Company’s consolidated financial statements for the year ended December 31, 2004. The entity was sold to an unrelated third party in January 2005.
Xila leased, on a month-to-month basis, its office space from an entity in which both Harold Garrison, a director, and Salah Osseiran, a director and majority stockholder of the Company, have an ownership interest. Xila incurred approximately $13,000 in lease expense for the year ended December 31, 2004. In the second quarter of 2004, Xila’s remaining staff moved its offices to the Company’s leased space.

Recently Issued and Adopted Accounting Pronouncements
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
In December 2004, the FASB issued SFAS No. 123 (revised in 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. The Company has not elected early adoption of SFAS No. 123-R. SFAS No. 123-R will be effective for the Company in the first quarter of 2006 and will apply to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. The Company estimates that the adoption of SFAS No. 123-R will increase the Company’s expenses for options previously granted by approximately $55,000 annually. Potential future expense will be dependent on the amount of future share-based payment awards.

Item 7. Financial Statements

     Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
CTI Group (Holdings) Inc.
We have audited the accompanying consolidated balance sheet of CTI Group (Holdings) Inc. as of December 31, 2005 and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC
Indianapolis, Indiana
March 29, 2006

     Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of CTI Group (Holdings) Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, of cash flows and stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2004 present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 28, 2005

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$1,617,004	$1,891,680
Short-term investments	6,480,000	6,030,000

Total cash, cash equivalents, and short-term investments	8,097,004	7,921,680

Trade accounts receivable, less allowance for doubtful accounts of $30,021 and $52,833, respectively	2,478,067	2,414,642
Note and settlement receivable – short term	234,880	—
Prepaid expenses	372,885	347,350
Income taxes refundable	—	154,692
Deferred income tax benefit	3,610	49,033
Other current assets	20,905	15,845

Total current assets	11,207,351	10,903,242

Restricted cash	429,700	—
Long term settlement receivable – net of current portion	631,353	—
Property, equipment, and software, net	2,243,623	2,260,759
Intangible assets, net	84,119	200,908
Other assets	76,300	102,655
Assets of discontinued operations	—	176,639

Total assets	$14,672,446	$13,644,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$487,603	$228,904
Accrued expenses	1,101,306	$752,142
Accrued wages and other compensation	1,101,743	1,389,095
Income tax payable	86,645	—
Deferred revenue	1,390,617	1,150,419

Total current liabilities	4,167,914	3,520,560

Deferred revenue – long term	19,479	25,146

Liabilities of discontinued operations	—	57,395

Total liabilities	4,187,393	3,603,101
Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 28,065,459 issued and outstanding at December 31, 2005 and 26,893,145 issued and outstanding at December 31, 2004	280,655	268,932
Class B convertible common stock, par value $.01; 2,833,334 shares authorized, issued and outstanding at December 31, 2005 and December 31, 2004	28,333	28,333
Additional paid-in capital	25,271,951	25,275,084
Accumulated deficit	(14,834,331)	(15,357,465)
Other comprehensive income (loss)	(69,412)	18,361
Treasury stock, 140,250 shares Class A common stock at December 31, 2005 and December 31, 2004, at cost	(192,143)	(192,143)

Total stockholders’ equity	10,485,053	10,041,102

Total liabilities and stockholders’ equity	$14,672,446	$13,644,203

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004
Revenues:
Software sales, service fee and license fee	$13,453,900	$14,347,919
Patent license fee and enforcement	1,846,757	1,810,065

Total revenues	15,300,657	16,157,984

Cost and expenses:
Costs of products and services, excluding depreciation and amortization	4,037,381	4,264,454
Patent license fee and enforcement costs	1,221,007	1,568,553
Selling, general and administration	7,094,185	7,137,623
Research and development	2,009,885	1,792,431
Depreciation and amortization	1,098,260	784,059

Total costs and expenses	15,460,718	15,547,120

Income / (loss) from operations	(160,061)	610,864

Other income:
Interest income	296,708	80,237
Other income / (loss)	(5,447)	9,775

Income from continuing operations before income taxes	131,200	700,876

Tax benefit	11,169	188,847

Income from continuing operations, net of tax	142,369	889,723

Discontinued operations
Income from discontinued operations, net of tax	10,497	24,314
Gain on sale of discontinued operations, net of tax	370,268	—

Income from discontinued operations, net of tax	380,765	24,314

Net income	$523,134	$914,037

Basic net income per common share from continuing operations	$0.01	$0.03

Diluted net income per common share from continuing operations	$0.00	$0.03

Basic and diluted net income per common share from discontinued operations	$0.01	$0.00

Basic and diluted net income per common share	$0.02	$0.03

Basic weighted average common shares outstanding	27,832,854	26,752,895
Diluted weighted average common shares outstanding	30,307,906	27,424,309
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005 and 2004

		Revised – Note 1
	December 31,	December 31,
	2005	2004
Cash flows provided by operating activities:
Net income	$523,134	$914,037
Adjustments to reconcile net income to cash provided by operating activities:
Net income from discontinued operations	(10,497)	(24,314)
Depreciation and amortization	1,098,260	784,059
Gain on sale of discontinued assets	(370,268)	—
Allowance for doubtful accounts	5,343	18,620
Deferred income taxes	41,948	(49,033)
Stock option grant expense	2,222	2,654
Recognition of rent incentive benefit	(81,082)	—
Gain on disposal of property and equipment	—	(9,775)
Changes in operating activities:
Trade accounts receivables	(220,532)	(498,258)
Note and settlement receivables	(756,180)	—
Prepaid expenses	(31,502)	38,194
Other assets	21,767	(40,877)
Accounts payable	272,053	(353,874)
Accrued expenses, wages and other compensation	14,213	(70,447)
Deferred revenue	360,748	364,285
Income taxes refundable	241,902	1,560,173
Cash provided by / (used in) discontinued operations	44,754	(81,138)

Cash provided by operating activities	1,156,283	2,554,306

Cash flows used in investing activities:
Additions to software	(656,345)	(1,490,875)
Increase in restricted cash	(445,285)	—
Additions to property and equipment	(107,205)	(302,892)
Purchases of short-term available for sale securities investments	(27,250,000)	(16,475,000)
Sales of short-term available for sale securities investments	26,800,000	15,625,000
Sale of discontinued assets	180,000	—
Cash received from payment of note receivable on sale of discontinued assets	165,000	—
Proceeds from sale of property and equipment	—	15,000

Cash used in investing activities	(1,313,835)	(2,628,767)

Cash flows provided by financing activities:
Exercise of stock options	6,368	—

Cash provided by financing activities	6,368	—

Effect of foreign currency exchange rates on cash and cash equivalents	(123,492)	61,007

Decrease in cash and cash equivalents	(274,676)	(13,454)
Cash and cash equivalents, beginning of year	1,891,680	1,905,134

Cash and cash equivalents, end of year	$1,617,004	$1,891,680

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2005 and 2004

							Retained
					Additional		Earnings	Other
	Class A Common Stock		Class B Common Stock		Paid-in	Comprehensive	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	deficit)	Income (loss)	Stock	Equity
Balance, December 31, 2003	26,689,456	$266,895	2,833,334	$28,333	$25,274,467		$(16,271,502)	$(5,725)	$(192,143)	$9,100,325
Comprehensive Loss
Net income	—	—	—	—	—	914,037	914,037	—	—	914,037
Foreign currency translation adjustments	—	—	—	—	—	24,086	—	24,086	—	24,086

Comprehensive income	—	—	—	—	—	$938,123	—	—	—	—

Stock option expense	—	—	—	—	2,654		—	—	—	2,654

Issuance of shares related to the CDS Agreement	203,689	2,037	—	—	(2,037)		—	—	—	—

Balance, December 31, 2004	26,893,145	$268,932	2,833,334	$28,333	$25,275,084		$(15,357,465)	$18,361	$(192,143)	$10,041,102
Comprehensive Loss
Net income	—	—	—	—	—	523,134	523,134	—	—	523,134
Foreign currency translation adjustments	—	—	—	—	—	(87,773)	—	(87,773)	—	(87,773)

Comprehensive income	—	—	—	—	—	$435,361	—	—	—	—

Stock option expense	—	—	—	—	2,222		—	—	—	2,222

Stock issued upon exercise of stock options	31,750	317	—	—	6,051		—	—	—	6,368

Issuance of shares related to the CDS Agreement	1,140,564	11,406	—	—	(11,406)		—	—	—	—

Balance, December 31, 2005	28,065,459	$280,655	2,833,334	$28,333	$25,271,951		$(14,834,331)	$(69,412)	$(192,143)	$10,485,053

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS: CTI Group (Holdings) Inc. and wholly-owned subsidiaries (the “Company” or “CTI”) design, develop, market and support intelligent electronic invoice processing and enterprise communications management software and services solutions. The Company operates in three business segments: Electronic Invoice Management, Telemanagement and Patent Enforcement Activities.
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
On December 31, 2003, the Company acquired, in satisfaction of a Promissory Note (see Note 3), substantially all of the net assets of CDS Holdings, LLC (“CDS”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, the financial statements of CDS and the Company have been combined on an “as if”, pooling basis as CDS and the Company are under common control. The Company sold Xila Communications, LLC, (“Xila”), an entity owned by CDS on January 21, 2005 as stipulated in the CDS Asset Purchase Agreement (“CDS Agreement”). Therefore, the financial results of Xila have been presented as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in the consolidated financial statements. The information in the notes to the consolidated financial statements is for continuing operations, unless otherwise stated.
REVISIONS: Certain revisions have been made in the financial statements and notes to the consolidated financial statements of the prior year to conform to the current year presentation.
Revisions Related to Auction Rate Securities
During the fourth quarter of 2005, the Company determined that it was appropriate to classify its auction rate securities as short term investments. Therefore, auction rate securities totaling $6,030,000 as of December 31, 2004, which were previously reported on the consolidated balance sheet and the consolidated statement of cash flows as cash equivalents, have been reclassified as short-term investments. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7-35 days. Auction rate securities are considered highly liquid because of the auction process. The revision has no effect on the Company’s results of operations, total current assets, total assets, stockholders’ equity, or operating cash flows.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004
Impact on consolidated balance sheet:
Cash and cash equivalents, as previously reported	$7,921,680
Cash and cash equivalents, as revised	1,891,680

Net change	$(6,030,000)

Short-term investments, as previously reported	$—
Short-term investments, as revised	6,030,000

Net change	$6,030,000

Impact on consolidated statement of cash flows
Net cash used in investing activities activities as previously reported	$(1,778,767)
Net cash used in investing activities activities, as revised	(2,628,767)

Net change	$(850,000)

Net increase in cash and cash equivalents, as previously reported	$836,546
Net decrease in cash and cash equivalents, as revised	(13,454)

Net change	$(850,000)

Cash and cash equivalents, beginning of year, as previously reported	$7,085,134
Cash and cash equivalents, beginning of year, as revised	1,905,134

Net change	$(5,180,000)

Revisions Related to Discontinued Operations
Cash used in operating activities by discontinued operations, which was previously reported on the consolidated statement of cash flows as a separate category not included in cash provided by operations, has been reclassified as cash used in operating activities. These revisions have no effect on the Company’s results of operations, consolidated balance sheet, or stockholders’ equity.

December 31, 2004
Impact on consolidated statement of cash flows
Net cash provided by operating activities, as previously reported	$2,635,444
Net cash provided by operating activities activities, as revised	2,554,306

Net change	$(81,138)

In addition, the Company will revise its presentation of the consolidated balance sheets and cash flows prospectively for the comparable quarterly periods in 2005 when it files its 2006 quarterly reports on Form 10-QSB for the items described above. As a result, operating cash flows for the unaudited interim periods in 2005 will be revised as follows:

	March 31, 2005		June 30, 2005		September 30, 2005
	Reported	Revised	Reported	Revised	Reported	Revised
Cash and cash equivalents	$7,512,979	$1,732,979	$7,469,962	$1,639,962	$7,494,115	$1,164,115
Short-term investments	$—	$5,780,000	$—	$5,830,000	$—	$6,330,000
Operating cash flow	$(357,472)	$(312,718)	$331,245	$375,999	$403,387	$448,141
Investing cash flow	$(80,449)	$169,551	$(758,637)	$(558,637)	$(802,918)	$(1,102,918)
Change in cash and cash equivalents	$(408,701)	$(158,701)	$(451,718)	$(251,718)	$(427,565)	$(727,565)
Beginning cash and cash equivalents	$7,921,680	$1,891,680	$7,921,680	$1,891,680	$7,921,680	$1,891,680

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned UK based subsidiary. The financial statements of the Company’s foreign subsidiary have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with SFAS 52, “Foreign Currency Translation.” Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholder’s equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction gain of approximately $4,000 for the year ended December 31, 2005 and a transaction loss of approximately $27,000 for the year ended December 31, 2004.
CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and highly liquid investments. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.
SHORT-TERM INVESTMENTS: The Company considers all debt securities with maturities of more than three months but less than one year as short-term investments and classifies investments in such short-term debt securities as either held to maturity or available for sale. These investments are diversified among high credit quality securities in accordance with the Company’s investment policy. Short-term investments include auction rate securities, which are categorized as available for sale given their liquidity and frequent interest reset features. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized gains / (losses) or gross realized gains / (losses) from our current investments. All income generated from these current investments was recorded as Interest income. As of December 31, 2005 and 2004, the Company had $6,480,000 and $6,030,000, respectively, of auction rate securities.
ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2005 and 2004, advertising expense was $119,642 and $208,390, respectively.
USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Estimates utilized by the Company include the determination of the collectibility of receivables, valuation of stock options, recoverability and/or impairment of intangible assets, depreciation and amortization, accrued compensation and other liabilities, commitments and contingencies, and capitalization and impairment of computer software development costs.
FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and accrued income taxes. The book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments.
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
COMPUTER SOFTWARE: Under the provisions of SFAS No 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”), expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by- product basis ranging from three to four years. The amortization is computed using the straight-line method over the estimated economic life of the product. SFAS 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value at a balance sheet date shall be written down. See Note 5. The Company capitalized $656,345 and $1,490,875 for the years ended December 31, 2005 and 2004, respectively, in costs related to its software development. The amortization expense for developed software was $734,292 and $237,213 for the years ended December 31, 2005 and 2004, respectively.
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
REVENUE RECOGNITION: The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements, Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.
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
If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting set forth in paragraph 65 of SOP 97-2. If the criteria for separate accounting are not met, the entire arrangement is accounted for in conformity with ARB No. 45, using the relevant guidance in SOP 81-1. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s Telemanagement products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable.
LEGAL COSTS RELATED TO PATENT ENFORCEMENT ACTIVITIES: Hourly legal costs incurred while pursuing patent license fee and enforcement revenues are expensed as incurred. Legal fees that are contingent on the successful outcome of an enforcement claim are recorded when the patent license fee and enforcement revenues are realized.
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

	December 31	December 31
	2005	2004
Net income:
As reported	$523,134	$914,037
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(198,034)	(102,138)

Pro forma net income	$325,100	$811,899

Basic and Diluted income per share:
As reported	$0.02	$0.03

Pro forma	$0.01	$0.03

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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Twelve Months Ended December 31,
	2005	2004
Net income	$523,134	$914,037

Average shares of common stock outstanding used to compute basic earnings per share	27,832,854	26,752,895
Additional common shares to be issued assuming exercise of stock options	505,095	671,414
Additional common shares to be issued assuming conversion of Class B shares	1,969,957	—

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	30,307,906	27,424,309

Net income per share – Basic:

Net income per share	$0.02	$0.03

Weighted average common and common equivalent shares outstanding	30,307,906	27,424,309

Net income per share – Diluted:

Net income per share	$0.02	$0.03

Weighted average common and common equivalent shares outstanding	30,307,906	27,424,309

For the years ended December 31, 2005 and December 31, 2004 options to purchase 2,150,750 and 2,563,250, respectively, shares of Class A common stock at exercise prices ranging from $.20 to $.50 were outstanding.
The Company has a series of Class B common stock that is convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock as defined (see Note 3 and Note 13). The Class B common stock is a convertible participating security and is included in the computation of diluted earnings per share using the if-converted method since the utilization will result in no less dilution than if the two-class method of calculating earnings per share were used.
CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of statutory insured limits. As of December 31, 2005, such deposits exceeded statutory insured limits by $1,441,490. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off approximately $27,000 and $57,000 of receivables deemed to be uncollectible against the established allowance for doubtful accounts for the years ended December 31, 2005 and 2004, respectively.
COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive income (loss).
RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $2,009,885 and $1,792,431 for the years ended December 31, 2005 and 2004, respectively.
SHIPPING AND HANDLING FEES AND COSTS: The Company bills customers for shipping and handling. Shipping and handling costs, which are included in cost of products and services in the accompanying consolidated statements of operations, include shipping supplies and third-party shipping costs.
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS: In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (the “Act”) was signed into law by President Bush in October 2004. The Act includes a special one-year 85 percent

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
deduction for qualifying dividends repatriated from foreign operations. The Company has not nor does it anticipate any dividends from foreign operations therefore, the Company does not believe that FASB Staff Position No. 109-2 will have a material impact on the Company’s financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised in 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. The Company has not elected early adoption of SFAS No. 123-R. SFAS No. 123-R will be effective for the Company in the first quarter of 2006 and will apply to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. The Company estimates that the adoption of SFAS No. 123-R will increase the Company’s expenses for options previously granted by approximately $55,000 annually. Potential future expense will be dependent on the amount of future share-based payment awards.
NOTE 2 – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
On January 21, 2005, the Company completed the sale of the Company’s discontinued assets and liabilities (see Note 3 – Discontinued Operations). The sales price was $464,000 of which $180,000 in cash was received along with a non-interest bearing note of $284,000 payable in 12 monthly installments of $15,000 and a final monthly payment of $104,000. The Company imputed interest on the note at a rate of 6% and recorded a note receivable of $272,397. The note receivable balance as of December 31, 2005 amounted to $118,433.
During fiscal 2005, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $1,375,000 of which the Company received $400,000 of cash and accepted notes for the remaining $975,000. The Company recorded the remaining payments at a discount with imputed interest ranging from 7.83% to 8.00%. The settlement receivable as of December 31, 2005 amounted to $747,800.
In connection with the twelfth amendment to the lease entered into by the Company and Lockerbie Marketplace, LLC (the “Landlord”) in May, 2004, the Company received a lease incentive of $200,000 from the Landlord to purchase furniture and other office improvements (the “Allowance”). In the twelve months ended December 31, 2005, the Landlord paid $200,000 of the Allowance to purchase furniture for the Company. The Company recorded this non-cash transaction by increasing fixed assets and establishing a deferred rent incentive in liabilities. When the deferred rent incentive benefit is recognized by the Company, the benefit will be shown as an adjustment to reconcile net cash in the Company’s Consolidated Statement of Cash Flows.
The Company paid $34,202 for state income taxes in the twelve months ended December 31, 2005.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – MERGER, ACQUISITION AND DISCONTINUED OPERATIONS
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
Centillion’s patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (the “Centillion Data Systems, LLC” or “Tracking LLC”). Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to Tracking LLC, 2,833,334 newly authorized shares of the Company’s Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock have certain rights to convert the Class B common stock into Class A common stock based on the value of Tracking LLC. Pursuant to the Certificate of Incorporation, as amended (the “Certificate of Incorporation”), at the election of the holders of more than 50% of the outstanding Class B common stock, until February 12, 2006 shares of Class B common stock could be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by 88% of the average market price of Class A common stock. After February 11, 2005 and upon the occurrence of any direct or indirect sale, transfer or conveyance of, or the grant of any pledge or security interest in, 50% or more of the Company’s equity interest in, or the assets of, Tracking LLC, or upon the occurrence of any of the foregoing transactions resulting in the Company’s receipt of more than $7.5 million, shares of Class B common stock could automatically be converted into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by the average market price of Class A common stock. The average market price of a share of Class A common stock is determined by the average of the last reported sales price over the period of the most recent twenty consecutive business days before such date.
As of March 21, 2006, there were 2,833,334 shares of Class B common stock issued and outstanding. Fairford Holdings Limited (“Fairford”) is the record holder of 2,371,244 shares of Class B common stock, which represent approximately 84% of the issued and outstanding shares of Class B common stock. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford.
As of February 7, 2006, Fairford notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into such number of shares of Class A common stock as determined pursuant to the Certificate of Incorporation. For the purpose of this conversion, the value of the Tracking LLC is deemed to be the book value of the Tracking LLC less the book value of certain patents (the “Net Book Value”). The Company estimates that, as of February 28, 2006, the unaudited Net Book Value of the Tracking LLC was approximately $557,068 and 88% of the average market price per share of Class A common stock was $0.25256. Therefore, if the conversion occurred as of February 28, 2006, holders of Class B common stock would be issued, in the aggregate, 2,205,686 shares of Class A common stock.
Pursuant to the Certificate of Incorporation, the foregoing conversion of shares of Class B common stock into shares of Class A common stock will be effective as of March 31, 2006. The number of shares of Class A

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock to be issued upon the conversion as of March 31, 2006 may be affected by the fluctuations of the market price of the shares of Class A common stock as well as by the changes in the Net Book Value of the Tracking LLC. Upon the effectiveness of the conversion, no shares of Class B common stock will be issued and outstanding.
The Company engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the Merger and acquisition of Celltech. The valuation served as the basis of allocation of the purchase price to the various classes of the assets acquired, and determined there was no purchased in-process research and development at the time of acquisition. The net book value, as of December 31, 2005, of the intangible assets acquired in connection with the Merger was zero. The intangible assets had various estimated lives ranging from 3 to 4 years.
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On January 21, 2005, after receiving necessary regulatory approvals and consents under the Xila Agreement, the sale of the Net Assets was consummated, in connection with which the Company received a purchase price of $464,000 consisting of a $180,000 cash payment and a non-interest bearing note of $284,000. The promissory note was paid in twelve equal monthly installments of $15,000 following the closing with the final payment of $104,000 was received on February 22, 2006. Upon closing of the Xila Agreement, the existing Service Agreement and Telecommunications Services Agreement were terminated. In accordance with the CDS Agreement, the Company issued, in the first quarter of fiscal 2005, 1,140,564 shares of Class A common stock in connection with the sale of the Net Assets.
The Company recorded a gain on the sale of $370,268 in the first quarter of fiscal 2005. Xila’s financial results were presented as discontinued operations in the consolidated financial statements. In the first quarter of fiscal 2005, Xila changed its name to XC, LLC.
Income / (losses) from discontinued operations include the following results for the years ended December 31:

	2005	2004
Revenue	$10,497	$576,256

Income from operations	$10,497	$15,955
Other income	—	8,359

Net income from discontinued operations	$10,497	$24,314

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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Substantially all of the revenues from discontinued operations were derived from tenants residing in buildings either owned or being managed by affiliates of certain directors and stockholders of the Company. Revenue and costs between the Company and the discontinued operations have been eliminated in the consolidated statements of operations.
The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2005	2004

Assets:
Current assets	$—	$121,354
Non-current assets	—	55,285

Total assets of discontinued operations	$—	$176,639

Liabilities:
Current liabilities	$—	$57,395
Long-term liabilities	—	—

Total liabilities of discontinued operations	$—	$57,395

Included in the current assets from discontinued operations in 2004 is cash of $75,767.
NOTE 4 – INTANGIBLE ASSETS
Intangible assets consist of the following:

	December 31,
	2005	2004
Patents	$344,850	$344,850
Customer base	426,813	426,813
Other intangibles	493,672	493,672

	1,265,335	1,265,335
Less accumulated amortization	(1,181,216)	(1,064,427)

	$84,119	$200,908

Amortization expense on intangible assets amounted to $116,788 and $274,113 for the years ended December 31, 2005 and 2004, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2006 — $22,990; 2007 - $22,990; 2008 — $22,990; 2009 — $15,150 and 2010 — $0.
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS
Property, equipment and software development costs consist of the following:

	December 31,
	2005	2004
Equipment	$1,012,926	$1,450,581
Furniture	615,356	418,747
Leasehold improvements	342,016	333,899
Software development costs	3,619,255	3,102,824

	5,589,553	5,306,051
Less accumulated depreciation and amortization	(3,345,930)	(3,045,292)

	$2,243,623	$2,260,759

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization expense on property, equipment, and software amounted to $981,472 and $509,946 for the years ended December 31, 2005 and 2004, respectively. Fixed assets no longer in use in 2005 with an original cost of $624,431 were written off. In 2004, fixed assets with an original cost of $783,435 and a remaining net book value of $5,225 were written off and sold resulting in a $9,776 gain on disposal of fixed assets.
Amortization expense of developed software amounted to $734,292 and $237,213 for the years ended December 31, 2005 and 2004, respectively. Amortization expense of developed software relates to cost of sales.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
A. LEASE COMMITMENTS:
The Company leases its office facilities and certain equipment under non-cancelable long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through non-cancelable long-term operating leases are as follows:
     Year ending December 31:

2006	415,050
2007	88,002
2008	86,620
2009	86,620
2010	86,620
Thereafter	259,860

Total	$1,022,772

Rent and lease expense was $436,807 and $617,800 for the years ended December 31, 2005 and 2004, respectively. The Company leases office space consisting of 20,003 square feet in Indianapolis in the United States at an annual rent of $289,277 per year. The Indianapolis office space lease expires in November 2006. The Company leases 3,485 square feet of office space in the U.K. at an annual rate equivalent to $86,620 per annum. The U. K. lease expires in December 2013 but the Company may terminate the lease effective January, 2007 or thereafter, upon a minimum of six months advance notice of the date of termination and payment of the equivalent of one quarterly rent payment.
B. CONTINGENCIES:
The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
C. EMPLOYMENT AGREEMENTS:
The Company has entered into employment agreements with certain members of management. The terms of these agreements could include, but are not limited to, compensation, non competition, severance and change in control clauses. As of December 31, 2005 and 2004, all relevant amounts have been accrued for under these agreements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — INCOME TAXES
The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
	2005	2004
Income tax (benefit) expense:
Current provision
Federal	$(49,988)	$(139,814)
State	(70,760)	—
Foreign	64,156	—
Deferred
Federal	—	—
State	—	—
Foreign	45,423	(49,033)

Benefit for income taxes	$(11,169)	$(188,847)

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate is as follows:

	December 31,
	2005	2004
Computed tax expense of continuing operations at the expected statutory rate	$22,809	$224,892
Computed tax expense of discontinued operations at the expected statutory rate	129,460	8,267
State tax expense / (benefit), net	(46,702)	23,135
Nondeductible goodwill and intangible assets	5,233	7,599
Reduction in tax contingency accrual	(49,988)	(163,794)
Adjustment of prior year estimated tax provision	(46,944)	(75,046)
Tax credits earned	(22,490)	—
Utilization of net operating losses	—	(100,545)
Change in valuation allowance	(2,547)	(113,355)

	$(11,169)	$(188,847)

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the overall net deferred tax assets are as follows:

	Years Ended December 31,
	2005	2004
Assets
Net Operating losses
Promissory Note	$2,534,173	$2,534,173
Other operating losses	1,578,712	1,828,431
Allowance for doubtful accounts	7,646	20,067
Vacation and bonus compensation and other accruals	161,591	88,431
Property tax	13,011	24,921
Capital loss carryforward	10,365	10,365
Tax credit carryforward	231,811	231,811

Total assets	$4,537,309	$4,738,199

Liabilities
Depreciation and amortization	(774,491)	(769,545)
Deferred acquisition costs	—	(28,139)
Other	—	(35,700)

Total liabilities	(774,491)	(833,384)

Valuation allowance	(3,759,208)	(3,855,782)

Deferred tax asset, net	$3,610	$49,033

At December 31, 2005 the Company had available unused net operating losses of $10,180,782 and tax credit carryforwards of approximately $231,811 that may be applied against future taxable income and that expire 2008 to 2024. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate resolution of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2005 the Company had a valuation allowance of $3,759,208 established against unused U.S. net operating loss carryforwards of $10,180,782 and tax credits of $231,811 as utilization of these tax attributes is not assured in the United States.
NOTE 8 — CAPITAL STOCK TRANSACTIONS
(A) OPTIONS:
The Company’s Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options and restricted stock grants to obtain shares of the Company’s Class A common stock. Individuals eligible for participation in the Plan include designated officers and other employees (including employees who also serve as directors), non-employee directors, independent contractors and consultants who perform services for the Company. The exercise price of an incentive stock option is generally based upon the fair market value at the time the option is granted. The terms of each Grant under the Plan are determined by the Board of Directors, or a committee of the board administering the Plan, in accordance with the terms of the Plan. The exercise period of an incentive stock option cannot exceed ten years from the date of grant. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options granted under the Plan typically become exercisable over a one to five year period. Generally, the options have various vesting periods, which include immediate and term vesting periods. Incentive stock options typically terminate 90 days after termination of employment.
In 2002, the Company authorized an additional 2,000,000 shares for grant under the Plan. In connection with the shares that can be issued under the Plan, the Company filed a registration statement on Form S-8. Such

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
registration statement also covered certain options granted prior to the Merger, which were not granted under the Plan (“Outside Plan Stock Options”). At December 31, 2005, the Company had authorized 4,600,000 shares for grant under the Plan of which 2,227,500 were available for grant as of December 31, 2005. At December 31, 2005, the company had 2,150,750 options outstanding which included 110,000 outside Plan Stock Options. On December 8, 2005, the Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders.
The Stock Incentive Plan is administered by the Compensation Committee of the board of directors. Under the Stock Incentive Plan, the Compensation Committee is authorized to grant awards to non-employee directors, executive officers and other employees of, and consultants and advisors to, the Company or any of its subsidiaries and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. In addition, the Compensation Committee has the power to interpret the Stock Incentive Plan and to adopt such rules and regulations as it considers necessary or appropriate for purposes of administering the Stock Incentive Plan.
The maximum number of shares of common stock with respect to which awards may be granted or measured to any individual participant under the Stock Incentive Plan during each of the Company’s fiscal years will not exceed 1,500,000 shares of Class A common stock, subject to certain adjustments.
The aggregate number of shares of Class A common stock that will be reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted
Information with respect to options is as follows:

		Exercise
		Price Range	Weighted Average
	Options Shares	Per Share	Exercise Price

Outstanding, December 31, 2003	2,338,750	$0.20 — $0.50	$0.31
Granted	280,000	0.35	0.35
Exercised	—	—	—
Cancelled	(55,500)	0.21	0.21

Outstanding, December 31, 2004	2,563,250	$0.20 — $0.50	$0.32
Granted	853,750	0.34 — 0.40	0.39
Exercised	(31,750)	0.20 — 0.21	0.21
Cancelled	(1,234,500)	0.21 — 0.49	0.37

Outstanding, December 31, 2005	2,150,750	$0.21 — $0.50	$0.32

The following table summarizes options exercisable at December 31, 2005 and 2004:

		Exercise Price Range	Weighted Average
	Option Shares	Per Share	Exercise Price
2005	1,456,625	$0.21 — $0.50	$0.33
2004	968,938	$0.20 — $0.50	$0.34
The weighted average remaining contractual life of the outstanding options as of December 31, 2005 is eight-years.

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
The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Risk-free interest rate	4.10%	3.73%
Dividend yield	0.00%	0.00%
Volatility factor	71.88%	78.96%
Expected lives	5 years	5 years
(B) COMMON STOCK:
There were 1,172,314 and 203,689 shares of Class A common stock issued for the years ended December 31, 2005 and December 31, 2004, respectively.
NOTE 9 — MAJOR CUSTOMERS
For the years ended December 31, 2005 and 2004 the Company had sales to a single customer aggregating $5,594,946 (37% of total revenues) and $5,828,949 (36% of total revenues), respectively. Such customer represents 42% and 41% of software sales, service fee and license fee revenues for the years ended December 31, 2005 and 2004, respectively. The Company had receivables from this single customer of $547,123 (22% of trade accounts receivable, net) and $453,150 (19% of the trade accounts receivable, net) as of December 31, 2005 and December 31, 2004, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2006. The loss of this customer would have a substantial negative impact on the Company.
NOTE 10 – RETIREMENT PLAN
The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code that covers certain eligible U.S., full-time employees. The Company matches 50% of participant contributions up to 6% of participant compensation. The Company made contributions of $57,884 in 2005 and $102,074 in 2004. The Company maintains a defined contribution plan for its U.K. employees. The Company made contributions of approximately $60,977 in 2005 and $76,717 in 2004.
NOTE 11 –SEGMENT INFORMATION
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents selected financial results by business segment:

	Electronic
	Invoice		Patent	Reconciling
	Management	Telemanagement	Enforcement	Amounts	Consolidated

2005
Net revenues	$7,485,551	$5,968,349	$1,846,757	$-	$15,300,657
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	5,569,608	3,846,911	625,750	-	10,042,269
Depreciation and Amortization	917,141	142,653	22,990	15,476	1,098,260
Income (loss) from operations	1,484,724	329,318	602,760	(2,576,863)	(160,061)
Long-lived assets	2,194,513	465,262	715,473	89,847	3,465,095

2004
Net revenues	$9,077,351	$5,270,568	$1,810,065	$-	$16,157,984
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	6,351,299	3,732,165	241,513	-	10,324,977
Depreciation and Amortization	437,143	313,518	22,990	10,408	784,059
Income (loss) from operations	2,384,394	431,536	218,523	(2,423,589)	610,864
Long-lived assets	2,306,359	140,633	107,110	10,220	2,564,322

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents selected financial results by geographic location based on location of customer:

	United States	United Kingdom	Consolidated

2005
Net revenues	$9,624,240	$5,676,417	$15,300,657
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	6,375,950	3,666,319	10,042,269
Depreciation and Amortization	957,373	140,887	1,098,260
Income / (loss) from operations	(660,536)	500,475	(160,061)
Long-lived assets	2,999,833	465,262	3,465,095

2004
Net revenues	$11,089,482	$5,068,502	$16,157,984
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	6,720,184	3,604,793	10,324,977
Depreciation and Amortization	471,962	312,097	784,059
Income from operations	289,830	321,034	610,864
Long-lived assets	2,423,689	140,633	2,564,322
NOTE 12 –RELATED PARTY TRANSACTIONS
Prior to the third quarter of 2004, the Company leased its corporate headquarters from an entity in which both Harold Garrison, a director, and Salah Osseiran, a director and majority stockholder of the Company, had an ownership interest. The building in which the Company’s Indianapolis, Indiana offices are leased was sold to a non-affiliated third party in the third quarter of 2004. The Company incurred $0 and $260,551 in lease and other expense to the related party for the years ended December 31, 2005 and 2004, respectively.
As a result of the consummation of the sale of the assets of Xila Communications. LLC (“Xila”), the former Centillion Data Systems, Inc. stockholders and directors (“Centillion Affiliates”) received 1,140,564 shares of Class A common stock of the Company. Of the Class A common stock issued to Centillion Affiliates: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr.Osseiran, a director and majority stockholder of the Company; (ii) 71,323 shares were issued directly to and to an entity affiliated with Mr. Garrison, the Company’s director and (iii) 37,442 shares were issued to employees all of whom are not deemed to be executive officers of the Company. Xila was sold to an unrelated third party in January 2005.
During the fiscal year ended December 31, 2005, options to purchase 6,250 shares of the Company’s Class A common stock at an exercise price of $0.34 per share were issued to Mr. Osseiran, a director and majority stockholder of the Company. The options vest in four equal annual installments beginning on the first anniversary of the date of grant.
The Company incurred legal expenses of $675,384 and $1,102,248 during 2005 and 2004, respectively, related to a law firm in which Michal Leeds, the Company’s former Vice Chairman, is a partner. The Vice Chairman resigned from the Board of Directors of the Company as of July 5, 2005. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. As of December 31,

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 and 2004, the Company had accounts payable due this law firm in the amounts of $112,530 and $2,984, respectively.
During 2003, the Company engaged Mr. Bengt Dahl as an advisor to the board. Mr. Dahl also serves as Chairman of a company on which Mr. Osseiran, another Company director, is the managing director. The Company incurred approximately $9,000 in compensation to Mr. Dahl and $3,200 in expenses in 2004. Mr. Dahl became a member of the board of directors of the Company on July 5, 2005 and accordingly the fees and expenses paid to Mr. Dahl in 2005 are included in board fees. In addition, the Company recorded approximately $2,200 and $2,700 of stock option expense in 2005 and 2004, respectively, for stock options to purchase 75,000 shares of Class A common stock granted to Mr. Dahl in November 2003.
The Company incurred $186,328 in fees and $73,288 in expenses associated with Board of Directors activities in 2005 and $222,750 in fees and $71,879 in expenses associated with Board of Directors activities in 2004.
During the fiscal year ended December 31, 2005, the Company paid approximately $32,000 for sales management software and consulting services to an entity of which the Company’s current Chairman of the Board, President, and Chief Executive Officer, Mr. Birbeck, is a founder and director. Mr. Birbeck was elected Chairman of the Board of Directors on July 5, 2005 and appointed President and Chief Executive Officer of the Company on September 13, 2005.
During the fiscal year ended December 31, 2005, options to purchase 500,000 shares of the Company’s Class A common stock at an exercise price of $0.40 per share were issued to Mr. Birbeck, the Company’s Chairman of the Board of Directors, Chief Executive Officer, and President. The options vested immediately upon grant.
In connection with the twelfth amendment to the lease entered into by the Company and Lockerbie Marketplace, LLC (the “Landlord”) in May, 2004, the Company received a lease incentive of $200,000 from the Landlord to purchase furniture and other office improvements (the “Allowance”). During the fiscal year ended December 31, 2005, $200,000 of the Allowance was utilized to purchase furniture for the Company. Approximately $51,796 of the allowance utilized was for furniture purchased by the Landlord from an entity owned by the spouse of Mr. Houlberg, the Company’s former President and Chief Executive Officer.
On October 13, 2005, the employment of the Company’s former Chief Executive Officer and President, Mr. Bradley Houlberg, was terminated. In connection with Mr. Houlberg’s termination of employment, the Company recorded $114,000 of expense and reimbursed Mr. Houlberg for accrued but unused 2005 vacation in the amount of $9,687 and reasonable outstanding business expenses.
During the fiscal year ended December 31, 2005, options to purchase 100,000 shares of the Company’s Class A common stock at an exercise price of $0.39 per share were issued to Mr. Hanuschek, the Chief Financial Officer of the Company. The options vest in three installments: (i) 50% of the option grant vests immediately upon grant, (ii) 25% of the option grant vests on the first anniversary of the date of the grant, (iii) 25% of the option grant vests on the second anniversary of the date of the grant.
The Company’s telephone services are provided by Xila. The Company incurred $107,893 in telephone expense for the year ended December 31, 2004. The Company provided billing solutions to this entity for the year ended December 31, 2004 amounting to $5,500 of revenue. At December 31, 2004, the Company had no receivable from this entity. The financial statements of CDS and the Company which were under common control had been combined on an “as if” pooling basis and accordingly these amounts were eliminated on the Company’s consolidated financial statements for the year ended December 31, 2004. The entity was sold to an unrelated third party in January 2005. See Note 3.
Xila leased, on a month-to-month basis, its office space from an entity in which both Harold Garrison, a director, and Salah Osseiran, a director and majority stockholder of the Company, have an ownership interest. Xila incurred approximately $13,000 in lease expense for the year ended December 31, 2004. In the second quarter of 2004, Xila’s remaining staff moved its offices to the Company’s leased space.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 –SUBSEQUENT EVENTS
As of March 21, 2006, there were 2,833,334 shares of Class B common stock issued and outstanding. Fairford Holdings Limited (“Fairford”) is the record holder of 2,371,244 shares of Class B common stock, which represent approximately 84% of the issued and outstanding shares of Class B common stock. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford.
As of February 7, 2006, Fairford notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into such number of shares of Class A common stock as determined pursuant to the Certificate of Incorporation. For the purpose of this conversion, the value of the Tracking LLC is deemed to be the book value of the Tracking LLC less the book value of certain patents (the “Net Book Value”). The Company estimates that, as of February 28, 2006, the unaudited Net Book Value of the Tracking LLC was approximately $557,068 and 88% of the average market price per share of Class A common stock was $0.25256. Therefore, if the conversion occurred as of February 28, 2006, holders of Class B common stock would be issued, in the aggregate, 2,205,686 shares of Class A common stock.
Pursuant to the Certificate of Incorporation, the foregoing conversion of shares of Class B common stock into shares of Class A common stock will be effective as of March 31, 2006. The number of shares of Class A common stock to be issued upon the conversion as of March 31, 2006 may be affected by the fluctuations of the market price of the shares of Class A common stock as well as by the changes in the Net Book Value of the Tracking LLC. Upon the effectiveness of the conversion, no shares of Class B common stock will be issued and outstanding.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As reported on the Company’s Form 8-K filed on June 29, 2005, the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm on June 24, 2005. The decision was recommended and unanimously approved by the Company’s Audit Committee of the Board of Directors.
The reports of PwC on the Company’s financial statements for either of the past two fiscal years ended December 31, 2004 and 2003, respectively, contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles.
In connection with its audits for the two most recent fiscal years ended December 31, 2004 and 2003, respectively, and through June 24, 2005, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such period.
During the two most recent fiscal years and through June 24, 2005, there have been no reportable events (as described in Item 304(a)(1)(iv)(B) of Regulation S-B).
The Audit Committee of the Board of Directors of the Company engaged Crowe Chizek and Company LLC (“Crowe Chizek”) as its independent registered public accounting firm effective as of June 24, 2005. During the two most recent fiscal years ended December 31, 2004 and 2003, respectively, and through June 24, 2005, the Company has not consulted with Crowe Chizek regarding either: (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement or event identified in Item 304(a)(1)(iv) of Regulation S-B.
Item 8A. Controls and Procedures
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company’s principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.
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
None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors
On February 12, 2001, the Company consummated a merger (the “Merger”) with Centillion Data Systems, Inc. (“Centillion”). Pursuant to the terms of the Merger, the Company’s Certificate of Incorporation was amended to divide the Company’s board of directors into three classes: Class I, Class II, and Class III, having staggered terms of office. Directors of each class of the Company’s board of directors serve for a term of three years and until their successors have been elected and qualified, except in the event of their earlier resignation or removal.
The following table sets forth information about the Company’s directors:

	Position Held in
Name(1)	CTIG	Class	Director Since	Term Expires
John Birbeck	Chairman, President and Chief Executive Officer	III	2001	2006

Harold Garrison(2)	Director	I	2001	2007

Salah N. Osseiran	Director	I	2002	2007

Thomas Grein	Director	II	2001	2008

Bengt Dahl	Director	II	2005	2008

Rupert Armitage	Director	III	1995	2006

(1)	On July 5, 2005, Mr. Michael Leeds resigned as Vice Chairman and a Class II member of the Board and a member of the Executive and Compensation Committees of the Board.

(2)	On July 5, 2005, Mr. Harold Garrison resigned as Chairman of the Board of Directors of the Company and Chairman of the Executive Committee of the Board and was elected Vice Chairman of the Board. On February 1, 2006, the Board approved that the position of Vice Chairman of the Board was eliminated effective as of December 1, 2005. Mr. Garrison remains a director of the Company.
There is no family relationship between any of the Company’s directors and executive officers.
The following table sets forth information regarding the business experience of the Company’s current members of the board of directors during the past five years unless indicated otherwise:

Name and Age (1)	Business Experience During Past Five Years
John Birbeck (50) Chairman, President and Chief Executive Officer	Mr. Birbeck was appointed Chairman on July 5, 2005 and President and Chief Executive Officer on September 13, 2005. Mr. Birbeck, a citizen of the United Kingdom, has served as the Company’s director since June, 2001. In 1997, Mr. Birbeck founded Network Alchemy Ltd. From 1997 until 2001, Mr. Birbeck served as a director of Network Alchemy Ltd. From 2000 until 2001, Mr. Birbeck served as a director of Avaya Communications. From 2001 until September 2005, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr. Birbeck also was a founder of Seer Ltd. in 2000 and serves as its director.

Name and Age (1)	Business Experience During Past Five Years
Harold D. Garrison (57) Director	Mr. Garrison has served as the Company’s director since February 2001. On July 5, 2005, Mr. Garrison resigned as Chairman and was appointed Vice Chairman. The Vice Chairman position was eliminated on December 1, 2005. Mr. Garrison served as Chairman of Centillion from 1988 until the Merger. He has also been serving as Chairman and Chief Executive Officer of Mansur Group since 1982 and served as Chairman of Xila Communications, Inc. from 1983 to 1999. Mr. Garrison currently is the Managing Member of Sunset, LLC.

Rupert D. Armitage (58) Director	Mr. Armitage, a citizen of the United Kingdom, has been the Company’s director since November, 1995. He is a founding member, Chairman and Managing Director of two software-related companies in the United Kingdom: Ambit Research Ltd. formed in 1987, and Information from Data Ltd. formed in 1993.

Bengt Dahl (56) Director	Mr. Dahl, a citizen of Sweden, has served as an advisor to the board of directors since 2003. On July 5, 2005, Mr. Dahl was elected the Company’s director. Mr. Dahl is a director of Fairford Holdings Limited, a company which owned approximately 60% of the Company’s Class A common stock as March 21, 2006. See Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” During the past five years, Mr. Dahl also served as a director of a number of private and public European companies, including Emano AB, Norrskog Wood Products AB, and certain other companies affiliated with Mr. Osseiran, our director and majority stockholder, including Ballingslov Int’l AB, Axel Christiernsson Int’l AB and Skultuna Flexible AB.

Thomas W. Grein (54) Director	Mr. Grein became the Company’s director on February 12, 2001 in connection with the Merger. Mr. Grein served as a director of Centillion from October, 1999 until the Merger in 2001. Mr. Grein has been Vice-President and Treasurer of Eli Lilly and Company, a pharmaceutical company, since January, 2000. He served as Executive Director of Investor Relations and Assistant Treasurer from 1994 to 1998 and Executive Director of Finance from 1998 to 2000 in Eli Lilly and Company. Mr. Grein is also a member of the board of directors of Lynx Capital Management, and the Walther Cancer Foundation. Mr. Grein also serves as a member of the board of directors and the executive committee of the State of Indiana Chamber of Commerce, and as an advisory board member for the Fuqua School of Business at Duke University.

Salah N. Osseiran (51) Director	Mr. Osseiran, a Lebanese citizen, has been a director of Centillion since 1987. Mr. Osseiran became the Company’s director on February 12, 2001, in connection with the Merger, and served until his resignation on September 6, 2001. As of September 4, 2002, Mr. Osseiran was elected as our Class I director by the majority of our Class I and Class II directors remaining in office, voting as a group. Mr. Osseiran has been the President and Chief Executive Officer of Business Projects Company (“BPC”), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in Lebanon and interests in other business activities in the Middle East. Mr. Osseiran has also been, since 1995, a director of the holding companies: Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited.

(1)	As of March 21, 2006.

Executive Officers
The following table sets forth information about the Company’s executive officers who are not also directors of the Company, during the past five years unless indicated otherwise:

		Business Experience During
Name and Position	Age (1)	Past Five Years
Manfred Hanuschek Chief Financial Officer and Secretary	45	Mr. Hanuschek has been the Company’s Chief Financial Officer since June, 2000, and the Company’s Secretary since February, 2002. Mr. Hanuschek was Chief Financial Officer with ICC Technologies, Inc. from 1994 to 1998. From April, 1999 to July, 1999, Mr. Hanuschek was employed by the Company. Mr. Hanuschek was Senior Vice President and Chief Financial Officer of IGI, Inc. from July, 1999 to June, 2000.

Bradley Houlberg former President and Chief Executive Officer	46	Mr. Houlberg was the Company’s President and Chief Executive Officer from January, 2002 until his termination on October 13, 2005. Mr. Houlberg was Executive Vice President for Alltel Information Services from 1997 to 2001. Mr. Houlberg was with Convergys from 1989 to 1997 with his last position as Managing Director.

(1)	As of March 21, 2006.
Audit Committee Financial Expert
The Company’s board of directors has determined that at least one member of the Audit Committee of the board of directors, Mr. Grein, is an audit committee financial expert. Mr. Grein is independent as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Code of Ethics
The Company’s board of directors adopted the Corporate Code of Ethics that applies to the Company’s directors, officers and employees, including the Company’s Chief Executive Officer (i.e., the principal executive officer), Chief Financial Officer (i.e., the principal financial officer), Principal Accounting Officer, Controller and any other person performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004. The Company made no waivers from or changes to the Code of Ethics.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who beneficially own more than 10% of the Company’s Class A common stock (collectively, “Insiders”) to file reports of ownership and changes in ownership of the Company’s Class A common stock with the Securities Exchange Commission (“SEC”). The SEC regulations require Insiders to furnish the Company with copies of all Section 16(a) forms filed. Based solely on the Company’s review of the copies of such forms received by the Company, the Company believes that the Insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2005.

Item 10. Executive Compensation
The following table sets forth information regarding compensation awarded to, earned by or paid to the Company’s former and current chief executive officer and the other executive officer whose total annual salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000 for all services rendered in all capacities to the Company and its subsidiaries.
Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation			Awards
					Securities
Name and				Other Annual	Underlying	All Other
Principal Position	Year	Salary	Bonus (3)	Compensation (4)	Options	Compensation (5)
John Birbeck, Chairman, President, and Chief Executive Officer(1)	2005	$83,558	$62,500	$1,717	500,000	—

Bradley Houlberg, former President and Chief Executive Officer (2)	2005	$236,033	—	$8,887	—	$141,731
	2004	$275,000	$137,500	$10,882	280,000	$17,877
	2003	$275,000	$137,500	$10,633	280,000	$14,382

Manfred Hanuschek, Chief Financial Officer and Secretary	2005	$197,000	$99,288	$11,006	100,000	$20,245
	2004	$197,000	$118,000	$10,882	—	$18,609
	2003	$175,000	$70,000	$10,663	25,000	$17,086

(1)	Mr. Birbeck was employed as the Company’s President and Chief Executive Officer as of September 13, 2005. Mr. Birbeck was appointed Chairman of the Board of Directors on July 5, 2005. Upon Mr. Birbeck’s appointment as President and Chief Executive Officer, Mr. Birbeck’s compensation as a director ceased, and the compensation included in this table represents the compensation that he received as President and Chief Executive Officer of the Company in the fiscal year ended December 31, 2005.

(2)	Mr. Houlberg was employed as the Company’s President and Chief Executive Officer from January 28, 2002 until his termination on October 13, 2005.

(3)	For fiscal year 2005, represents year 2005 performance bonus paid in the first quarter of 2006. For fiscal year 2004, represents year 2004 performance bonus paid in March 2005. For fiscal year 2003, represents year 2003 performance bonus paid in March 2004.

(4)	Includes annual automobile allowance and club membership dues reimbursed or paid by the Company. In fiscal 2005, the Company paid the following amounts as automobile allowance and reimbursed club dues to Messrs. Birbeck, Hanuschek, and Houlberg: Mr. Birbeck -$1,717 and $0, respectively; Mr. Hanuschek — $6,000 and $5,006, respectively; and Mr. Houlberg — $4,715, and $4,172, respectively. In fiscal 2004, the Company paid the following amounts as automobile allowance and reimbursed club dues to Messrs. Houlberg and Hanuschek: Mr. Houlberg — $6,000 and $4,882, respectively; and Mr. Hanuschek — $6,000 and $4,882, respectively. In fiscal 2003, the Company paid the following amounts as automobile allowance and reimbursed club dues to Messrs. Houlberg and Hanuschek: Mr. Houlberg — $6,000 and $4,663, respectively; and Mr. Hanuschek — $6,000 and $4,663, respectively.

(5)	Represents employer’s matching contribution under the 401(k) Plan and reimbursed insurance premiums and separation payments. In fiscal 2005, the Company paid the following amounts as 401(k) Plan contributions and insurance premiums, to Messrs. Birbeck, Hanuschek, and Houlberg: Mr. Birbeck -$0

and $0, respectively; Mr. Hanuschek — $6,300 and $13,945, respectively; and Mr. Houlberg - $6,300, $11,744, respectively. In fiscal 2004, the Company paid the following amounts as 401(k) Plan contributions and insurance premiums, to Messrs. Hanuschek, and Houlberg: Mr. Hanuschek — $6,150 and $12,459, respectively; and Mr. Houlberg — $5,178, $12,699, respectively. In fiscal 2003, the Company paid the following amounts as 401(k) Plan contributions and insurance premiums, to Messrs. Hanuschek, and Houlberg: Mr. Hanuschek - $6,000 and $11,086, respectively; and Mr. Houlberg — $3,056, $11,326, respectively. Includes $114,000 paid to Mr. Houlberg as separation payment and $9,687 of accrued but unused vacation in fiscal 2005.
The following table sets forth certain information regarding stock option grants made by the Company under the Plan, as defined below, to the executive officers named in the Summary Compensation Table above:
Option Grants in Fiscal Year 2005
Individual Grants

		% of Total
	Number of	Options
	Securities	Granted to
	Underlying	Employees
	Options	in Fiscal		Expiration
Name	Granted	Year	Exercise Price	Date
John Birbeck Chairman, President, and Chief Executive Officer (1)	500,000	59%	$0.40	9/29/2015

Bradley Houlberg former President and Chief Executive Officer	0	0%	0	N/A

Manfred Hanuschek Chief Financial Officer and Secretary (2)	100,000	12%	$0.39	10/11/2015

(1)	The options became exercisable upon grant.

(2)	The options become exercisable upon three installments: 50% upon grant; 25% upon the first anniversary of the date of the grant; and 25% upon the second anniversary of the date of the grant.
The following table sets forth certain information regarding stock option values on December 31, 2005 and stock options exercised during the fiscal year ended December 31, 2005 by each of the executive officers named in the Summary Compensation Table above:
Aggregated Option Exercises in Fiscal Year 2005
and Fiscal Year-End Option Values

Number of
			Securities	Value of Unexercised
			Underlying	in-the-Money
			Unexercised Options	Options at FY-End
			at FY-End	Exercisable/
	Shares Acquired	Value	Exercisable/	Unexercisable
Name	on Exercise	Realized	Unexercisable	(2)
John Birbeck Chairman, President, and Chief Executive Officer	—	—	517,187.5/7,812.5	$1,500/$750

Bradley Houlberg former President and Chief Executive Officer(1)	—	—	630,000/490,000	$16,800/$16,800

Manfred Hanuschek Chief Financial Officer and Secretary	—	—	118,750/81,250	$3,000/$2,000

(1)	Mr. Houlberg’s options were cancelled on January 11, 2006, ninety days from his termination.

(2)	Calculation based upon the closing market price of $0.33 per share of Class A common stock on December 31, 2005. On March 21, 2006, the closing market price of a share of Class A common stock was $0.29.
Employment Agreements
           John Birbeck
On September 13, 2005, the Board of Directors of the Company appointed John Birbeck, Chairman of the Board of Directors of the Company, as President and Chief Executive Officer of the Company, and the Company and Mr. Birbeck entered into a verbal agreement (the “Verbal Agreement”) regarding Mr. Birbeck’s employment terms, which provided that Mr. Birbeck started serving as President and Chief Executive Officer of the Company as of September 13, 2005. The Verbal Agreement stated that the Company and Mr. Birbeck would enter into a written employment contract with an initial term of twelve months.
The Verbal Agreement provided that Mr. Birbeck would receive an initial annual salary of $275,000 and an annual performance bonus compensation of up to $250,000. Mr. Birbeck would cease receiving his director’s fees while he performed his duties as both an executive officer and director of the Company. The Company agreed to compensate Mr. Birbeck for his temporary living arrangements until a permanent residence was secured by Mr. Birbeck as well as for his reasonable business expenses.
On September 29, 2005, the Company’s Board of Directors modified the Verbal Agreement to provide that, subject to Mr. Birbeck’s continued employment as an executive officer of the Company, on the applicable grant dates, the Company would grant to Mr. Birbeck the following options to purchase the Company’s Class A common stock at an exercise price equal to the fair market value of such stock on the date of the grant: (i) an option to purchase 500,000 shares of the Company’s Class A common stock in 2005; (ii) an option to purchase 250,000 shares of the Company’s Class A common stock in 2006; and (iii) an option to purchase 250,000 shares of the Company’s Class A common stock in 2007.
The Company entered into a written employment agreement (the “Agreement”) with Mr. Birbeck effective September 13, 2005. The following is the description of the agreement.
Mr. Birbeck will serve as the Company’s President and Chief Executive Officer and in such positions as reasonably may be assigned by the Board or the Executive Committee of the Board. The term of the agreement commenced on September 13, 2005 and will continue for one year and thereafter will renew for additional one-year periods unless either party gives the other party written notice of non-renewal at least 90 days prior to any anniversary date of the Agreement. The Agreement includes certain terms of the Verbal Agreement and supersedes all such prior agreements, letters or term sheets and sets forth the entire understanding among the parties to the Agreement regarding Mr. Birbeck’s employment terms.
For all services rendered by Mr. Birbeck under the Agreement, the Company will pay Mr. Birbeck an annual salary at the rate of $275,000 for the Employment Term, less withholding required by law or agreed to by Mr. Birbeck. The salary will be reviewed at least annually by the Board to determine if an increase is appropriate, which increase will be in the sole discretion of the Board. The Salary will not be decreased during the Employment Term. Mr. Birbeck will waive any fee payable to him for his services as Chairman of the Board. No later than January 31 of each calendar year that Mr. Birbeck is employed by the Company pursuant to the agreement, beginning January 1, 2006, Mr. Birbeck and the Board will confer and agree on targets and/or goals to be achieved for that calendar year and the amount of bonus to be paid to Mr. Birbeck depending on the extent of attainment of such targets and/or goals. The agreement reached by Mr. Birbeck and the Board will be attached as an addendum to the Agreement each calendar year. The parties agree that the amount of bonus payable to Mr. Birbeck for full achievement of all targets and/or goals in any calendar year will be no less than $250,000 and may exceed that amount if deemed appropriate by the Board in its sole discretion. In the event that Mr. Birbeck’s employment with the Company ends during the course of a calendar year, Mr. Birbeck will be eligible for a pro rata amount of the bonus he would have received (if any) if he had remained employed for the full calendar year. For the period September 13, 2005 through December 31, 2005, the Company will pay Mr. Birbeck a bonus in the amount of $62,500.
Mr. Birbeck will be entitled to five weeks of paid vacation per year, with no right to carry over vacation to the next year, but unused vacation may be sold back to the Company. Mr. Birbeck will be paid a non-accountable automobile allowance of $500 per month for each full month during the Employment Term. The Company will reimburse Mr. Birbeck’s life partner for the annual airfare expenses for up to twelve round trips from the United States to the United Kingdom and health insurance coverage.
The Company will reimburse Mr. Birbeck for the amount he pays for temporary apartment rental (not to exceed $1,800 per month without the Company’s prior approval) until such time as Mr. Birbeck has made arrangements for permanent housing or for six months, whichever is less. Mr. Birbeck will also be paid a furnishing and household goods allowance in the amount of $12,000. In the event that Mr. Birbeck moves his household goods from the United Kingdom to the United States, he will be reimbursed for the lesser of his actual reasonable relocation expenses associated with such move or $80,000.
The Company is obligated to grant to Mr. Birbeck a stock option to purchase 500,000 shares of the Company’s Class A common stock within 30 days of the agreement date, which option will vest on the date of the grant. The Company is also obligated to grant to Mr. Birbeck a stock option to purchase additional 250,000 shares of the Company’s Class A common stock on September 13, 2006 and another 250,000 shares of the Company’s Class A common stock on September 13, 2007, which options will vest on the respective dates of the grants (provided that Mr. Birbeck is employed as the Company’s Chief Executive Officer and President on each of said vesting dates). The exercise price per share for each such option will be the fair market value of the Company’s Class A common stock on the dates of each of the grants.
The agreement prohibits Mr. Birbeck from divulging confidential information regarding the Company’s business, except as his duties may require or as authorized in writing by the Board or the Executive Committee. Under the agreement, Mr. Birbeck cannot, during his employment by the Company and for a period of 90 days after Mr. Birbeck’s employment by the Company, or any of the Company’s affiliates, ends engage in any business or perform any other action in competition with the Company.
Mr. Birbeck can terminate his employment pursuant to the agreement at any time by giving written notice of his voluntary resignation to the Board at least 90 days before the resignation is to be effective. The Company may terminate Mr. Birbeck’s employment for any reason upon the majority vote of the Board or the Executive Committee at a duly constituted meeting of the Board or the Executive Committee by giving written notice to Mr. Birbeck at least 90 days before the termination is to be effective. Mr. Birbeck’s employment will be immediately terminated upon Mr. Birbeck’s death or disability, as defined in the agreement, or upon the Company’s mutual agreement with Mr. Birbeck.
If Mr. Birbeck’s employment terminates as stated above or pursuant to notice of non-renewal sent by either party prior to any anniversary date of the agreement, the Company will pay Mr. Birbeck all accrued and unpaid Salary and benefits through the date of termination of employment (the “Termination Date”) and unpaid business expenses previously paid and reimbursable pursuant to the agreement through the Termination Date.
If the Company terminates Mr. Birbeck’s employment upon the majority vote of the Board or the Executive Committee, as stated above, the Company will pay Mr. Birbeck as separation pay three months’ salary at Mr. Birbeck’s then current base annual salary and an additional amount of the greater of $62,500 or 25% of the maximum annual bonus. As a condition to receiving such separation pay under the agreement, Mr. Birbeck will execute a release in a form satisfactory to the Company.
     Bradley Houlberg
The Company entered into a Chief Executive Employment Agreement (the “Agreement”) with Bradley

Houlberg, the Company’s former President and Chief Executive Officer, as of December 21, 2004, which replaced Mr. Houlberg’s previous employment agreement dated January 28, 2002. Pursuant to the Agreement, Mr. Houlberg agreed to serve as the Company’s President and Chief Executive Officer for an initial period of one year and thereafter for additional one year periods, unless the Agreement is terminated by either party upon at least one month notice prior to any anniversary of the Agreement. Mr. Houlberg’s annual salary should be not less than $275,000. The board of directors reviews Mr. Houlberg’s salary at least annually to determine if an increase is appropriate, which increase is in the sole discretion of the board. Mr. Houlberg shall be paid any bonus as determined by the Company’s board of directors in its sole discretion. Mr. Houlberg shall also be paid an auto allowance of $500 per month.
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
Mr. Houlberg’s employment may be terminated (i) at any time by Mr. Houlberg, by giving his notice of resignation to the board at least 30 days before the resignation is to be effective; (ii) for any reason upon the majority vote of the board or executive committee by giving written notice to Mr. Houberg at least 30 days before the termination is to be effective; and (iii) immediately upon Mr. Houlberg’s death or disability, as defined in the Agreement, or upon mutual agreement of Mr. Houlberg and the Company.
If Mr. Houlberg’s employment terminates as described above or upon the notice of termination of the Agreement, the Company will pay him as severance all accrued and unpaid salary and benefits through the date of termination of his employment (“Termination Date”) and unpaid business expenses. If Mr. Houlberg’s employment terminates upon his death, the Company will pay Mr. Houlberg as additional severance pay (i) an amount equal to his annual salary payable over twelve months plus (ii) a bonus payable pursuant to any incentive plan for such year, and (iii) the Company will pay for the cost to continue Mr. Houlberg’s participation in the Company’s health and hospitalization plans for twelve months after the Termination Date. If Mr. Houlberg’s employment terminates as a result of his disability, the Company may, at its discretion, pay Mr. Houlberg as additional severance all or a portion of the amounts described in connection with the termination of Mr. Houlberg’s employment as a result of his death.
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
On September 13, 2005, the Company and Bradley Houlberg mutually agreed to his departure and official written notice was provided to Mr. Houlberg pursuant to the Agreement whereby Mr. Houlberg’s employment was terminated effective October 13, 2005 (the “Termination Date”).
The Company agreed to pay Mr. Houlberg, as severance, all accrued and unpaid salary and benefits through the Termination Date and unpaid business expenses. Mr. Houlberg had 90 days following the Termination Date to exercise all vested options. Mr. Houlberg had vested options to purchase 560,000 shares of the Company’s Class A common stock at October 13, 2005. Mr. Houlberg failed to exercise the vested options within 90 days of the Termination Date and all options were cancelled.
On October 20, 2005, the Company and Mr. Houlberg, entered into a Seperation Agreement and Release (the “Separation Agreement”) pursuant to which the Company paid to Mr. Houlberg a separation payment in the sum of $114,000 and reimbursed him for the accrued but unused 2005 vacation in the amount of $9,687 and reasonable outstanding business expenses.

Under the Separation Agreement, Mr. Houlberg releases the Company and its affiliates, principals and all other persons from any claims, including, but not limited to, claims for attorneys’ fees and damages, arising out of any matters occurring prior to the effective date of the Separation Agreement. The Separation Agreement does not constitute an admission by the Company of any liability to Mr. Houlberg.
If Mr. Houlberg institutes an action against any released person concerning any claim released in the Seperation Agreement, he will repay to the Company the separation amount described above, with legal interest, and will pay such person’s costs and expenses, including attorneys’ fees, incurred in defending against such claim.
Pursuant to the Seperation Agreement, Mr. Houlberg has the right to file a charge alleging a violation of the Age Discrimination in Employment Act of 1967 with any administrative agency without either (i) repaying to the Company the separation amount stated above, or (ii) paying to the Company any other monetary amounts, such as attorneys’ fees and/or damages, unless the recovery of any such amounts by the Company is otherwise authorized by law.
The Seperarion Agreement includes Mr. Houlberg’s covenant not to disclose the Company’s confidential information, and the breach of such covenant by Mr. Houlberg would entitle the Company to damages constituting the entire separation amount being paid to Mr. Houlberg under the Agreement. Pursuant to the Seperation Agreement, Mr. Houlberg also continues to be bound by certain restrictions imposed on him by the Houlberg Seperation Agreement related to confidential information, ownership of work product and non-competition.
     Manfred Hanuschek
The Company entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. The following is the description of the terms and conditions of the amended agreement. Pursuant to the agreement, Mr. Hanuschek agreed to serve as the Company’s Chief Financial Officer for an initial period of three years, commencing on January 18, 2002, unless sooner terminated in accordance with the agreement, at the end of which the agreement will automatically renew for successive periods of one year. Effective January 1, 2004, Mr. Hanuschek’s annual base salary was adjusted to $197,000. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by the Company’s president or board, in its sole discretion. Under the agreement, Mr. Hanuschek is entitled to reimbursement of specified expenses and to participation in any savings, 401(k), pension, group medical and other similar plans, which the Company may adopt. Under the agreement, Mr. Hanuschek is entitled to reimbursement of relocation expenses related to his required relocation to Indianapolis, Indiana.
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
Mr. Hanuschek can terminate the agreement in the event of a change of control or change of management and is entitled to (i) a severance payment equal to his then current annual salary payable over a twelve-month period after the termination date and (ii) continued group medical and dental benefits over the twelve-month period.
The Company can terminate Mr. Hanuschek’s employment for cause at any time. Pursuant to the agreement, the term “cause” means that Mr. Hanuschek (i) materially fails to perform his duties under the agreement (other than the failure due to Mr. Hanuschek’s physical or mental illness), (ii) commits an act of dishonesty or breach of trust, or acts in a manner which is inimical or injurious to our business or interests, (iii) violates or breaches any of the provisions of the agreement and fails to cure such breach within 30 days after the receipt of written notice identifying the breach, (iv) intentionally acts or fails to act, which results directly in gain to or personal enrichment of Mr. Hanuschek and injury to the Company, or (v) is indicted for or convicted of a felony or any crime involving larceny, embezzlement or moral turpitude.

The agreement prohibits Mr. Hanuschek from divulging confidential information regarding the Company’s business except with the Company’s prior written consent or except in the proper course of his employment. During Mr. Hanuschek’s employment and for a period of six months after the termination of the agreement and, so long as the required severance payment continues to be made, Mr. Hanuschek cannot, except with the Company’s prior written consent, engage in any business or perform any actions in competition with the Company.
Amended and Restated Stock Option and Restricted Stock Plan
The Company’s stockholders approved the Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”) at the Company’s 2002 Annual Meeting of Stockholders held on May 30, 2002. The purpose of the Plan is to promote the Company’s interests by providing incentives to (i) the Company’s designated officers and other employees or those of the Company’s subsidiaries, (ii) members of the Company’s board of directors and (iii) independent contractors and consultants who perform services for us and thus to enable us to attract and retain the foregoing eligible participants in the Plan (individually, the “Participant” and, collectively, the “Participants”) and to encourage them to acquire or increase the proprietary interest in us.
The Company’s board of directors or committee of the board comprised of at least two members (collectively, the “Committee”) will administer and interpret the Plan. Each committee member must meet the definition of a “non-employee director” within the meaning of Rule 16b-3(b)(3) of the Exchange Act. The Committee has the sole authority to determine the persons eligible to receive grants, the type, size, and terms of grants, the time when grants will be made, the duration of any exercise or restriction period, any restrictions on resale applicable to the shares of the Common Stock to be issued or transferred pursuant to the grants and any other matters arising under the Plan.
Grants under the Plan include: (i) incentive stock options, (ii) nonqualified stock options and (iii) restricted stock grants (i.e., grants of shares of the Company’s Common Stock pursuant to an incentive or long range compensation plan, program or contract approved by the Committee, as described below).
The Plan also provides for special grants of nonqualified stock options to purchase up to 30,000 shares of the Common Stock vesting over a three-year period for the Company’s non-employee members of the board of directors who serve on the committee of the board of directors administering the Plan (“Director’s Grants”). A non-employee director who serves on the Committee may receive a Director’s Grant at the start of and in consideration for that director’s service to us as a Committee member. Director’s Grants may be awarded only in the sole discretion of the board of directors. Upon a change of control, a sale or exchange of the Company’s assets, the Company’s dissolution, liquidation, merger or consolidation, in which we are not the surviving corporation, vesting restrictions imposed under any Director’s Grant immediately lapse.
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
If any change is made to the Company’s Common Stock as a result of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination of shares, or exchange of shares, or any other change in capital structure without receipt of consideration and this change does not result in the termination of all outstanding grants, the Committee will preserve the value of outstanding grants, by adjusting the maximum number and class of shares issuable under the Plan and the number and class of shares, or the exercise price of each outstanding option.
The exercise price of an incentive stock options granted have been at the fair market value of a share of the Company’s Common Stock on the date of the grant. If the Participant owns common stock representing more than 10% of the total combined voting power of all classes of the Company’s stock or the stock of the

Company’s subsidiaries, the exercise price per share in the case of an incentive stock option will not be less than 110% of the fair market value of a share of the Company’s Common Stock on the date of the grant and the option of such Participant will not be exercisable after the expiration of five years from the date of the grant. The exercise price of a stock option is payable in full at the time of exercise in cash or, with the consent of the Committee, shares of the Company’s Common Stock already owned by the Participant and having a fair market value on the date of exercise equal to the exercise price, or a combination of cash and shares.
Unless the Participant is the holder of 10% of the total combined voting power of the Company’s stock or the stock of the Company’s subsidiaries, the Participant may exercise options during a period of ten years from the date of the grant, subject to the Committee’s determination of the exercise period of the Participant’s stock options. However, the Participant’s exercise period may terminate earlier if we terminate his or her employment relationship with us or if he or she dies or becomes disabled.
The aggregate fair market value of the Common Stock, determined as of the date of the grant, with respect to which incentive stock options are exercisable for the first time by the Participant during any calendar year under the Plan and under the Company’s other stock option plan, if any, cannot exceed $100,000.
The board of directors may amend or terminate the Plan at any time. However, amendments that materially increase the benefits accruing to the Participants under the Plan, increase the aggregate number of shares of the Company’s Common Stock that may be issued or transferred under the Plan, modify the requirements as to eligibility for participation in the Plan or modify the provisions for determining the fair market value of a share of the Company’s Common Stock require stockholder approval.
The Company will not grant incentive stock options after the expiration of 10 years from January 11, 1995.
In the event of a change of control (as defined in the Plan), the Participant may immediately exercise all outstanding stock options. All restrictions on the transfer of the shares of restricted stock will lapse upon the occurrence of the change of control, provided such shares have not been forfeited. Upon a sale or exchange of all or substantially all of the Company’s assets or upon the Company’s dissolution, liquidation, merger or consolidation where we are not the surviving corporation, the Participant will have the right to exercise in full any grants, including Director’s Grants, not previously exercised, subject to certain conditions.
The Plan was replaced with the CTI Group (Holdings) Inc. Stock Incentive Plan described below.
CTI Group (Holdings) Inc. Stock Incentive Plan
The Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders held on December 8, 2005. The purpose of the Stock Incentive Plan is to provide incentives to attract, retain, motivate and reward highly competent persons as outside directors, executive officers and other employees, or consultants or advisors to, the Company or any of its subsidiaries by providing them with opportunities to acquire shares of Class A common stock, referred to as common stock in this section, of the Company or to receive other awards under the Stock Incentive plan, as applicable. Furthermore, the Stock Incentive Plan is intended to assist in further aligning the interests of participants in the Stock Incentive Plan with those of its stockholders.
The Board of Directors of the Company believes that the Company and its subsidiaries will significantly benefit from having the Company’s outside directors, executive officers, other employees, consultants or advisors, receive options to purchase common stock and other awards under the Stock Incentive Plan, as applicable. Providing an opportunity to the foregoing participants in the Stock Incentive Plan to acquire common stock or benefit from the appreciation of such common stock is valuable in attracting and retaining highly qualified outside directors, employees, consultants and advisors and in providing additional motivation to such persons to use their best efforts on behalf of the Company and its stockholders.
The following types of awards or any combination of them may be granted under the Stock Incentive Plan: (i) “Stock Options” (both “Incentive Stock Options” and “Non-Qualified Options”) to acquire shares of common stock; (ii) “Stock Grants” which entitle the grantee to acquire shares of common stock which may be subject to certain restrictions such as restrictions on transferability; and (iii) “Performance Awards,” which entitle the grantee to receive, without payment, an award following the attainment of performance goals. Awards are evidenced by award agreements in such forms as the Compensation Committee approves from time to time. Each award is subject to such terms and conditions consistent with the Stock Incentive Plan, as determined by the Compensation Committee and as set forth in the award agreement. The Compensation Committee shall have the authority to retract any award granted under the Stock Incentive Plan in case of a material restatement of the financial statements of the Company or if it is otherwise determined by the Compensation Committee that the previously granted award was not earned by the participant.
The Stock Incentive Plan will be administered by the Compensation Committee of the board of directors. The current members of the Compensation Committee are Rupert Armitage and Bengt Dahl. It is the Board’s policy that the Compensation Committee be composed of outside directors for the purpose of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the performance-based compensation exception under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
Under the Stock Incentive Plan, the Compensation Committee is authorized to grant awards to outside directors, executive officers and other employees of, and consultants and advisors to, the Comany or any of its subsidiaries and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. In addition, the Compensation Committee has the power to interpret the Stock Incentive Plan and to adopt such rules and regulations as it considers necessary or appropriate for purposes of administering the Stock Incentive Plan.
The Board of Directors will have the authority to establish stock grant levels and stock ownership guidelines for outside directors which will be reviewed annually in relation to director compensation practices of comparable companies.
All outside directors, executive officers and other employees of, and consultants and advisors to, the Company or any of its subsidiaries, who are significantly responsible for the success and future growth and profitability of the Company, as determined by the Compensation Committee, are eligible to be participants in the Stock Incentive Plan. As of the date of this proxy statement, six directors, one executive officer and approximately 100 employees were eligible to be participants. A participant’s right, if any, to continue to serve the Company as a director, executive officer or other employee, or otherwise will not be enlarged or otherwise affected by his or her designation as a participant under the Stock Incentive Plan. Participants may receive one or more awards under the Stock Incentive Plan.
The maximum number of shares of common stock with respect to which awards may be granted or measured to any individual participant under the Stock Incentive Plan during each of the Company’s fiscal years will not exceed 1,500,000 shares of Class A common stock, subject to certain adjustments.
The aggregate number of shares of common stock that will be reserved for awards, including shares of common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is canceled, forfeited, or surrendered to the Company for tax withholding purposes, shares of common stock allocable to such award may again be available for awards under the Stock Incentive Plan.
Stock Options granted under the Stock Incentive Plan may be either Incentive Stock Options (within the meaning of Section 422 of the Code) or Non-Qualified Stock Options which do not qualify as Incentive Stock Options.
The Compensation Committee determines the exercise price at which shares underlying a Stock Option may be purchased, whether an Incentive Stock Option or a Non-Qualified Stock Option. However, the exercise price may not be less than the fair market value of the shares of common stock on the date the Stock Option is granted.

Incentive Stock Options may be granted only to executive officers and other employees of the Company or any of its subsidiaries, and Non-Qualified Stock Options may be granted to any participant in the Stock Incentive Plan.
No Stock Option will be exercisable later than ten years after the date it is granted. Stock Options granted under the Stock Incentive Plan are exercisable at such times as specified in the Stock Incentive Plan and the award agreement. A participant in the Stock Incentive Plan must pay the option exercise price in cash.
Incentive Stock Options are subject to certain limitations, including the following. The aggregate market value (determined as of the date of grant) of common stock with respect to which Incentive Stock Options are exercisable for the first time by a participant during any calendar year may not exceed $100,000. Furthermore, Incentive Stock Options may not be granted to any participant who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all outstanding classes of stock of the Company or any of its subsidiaries, unless the exercise price is fixed at not less than 110% of the fair market value of the common stock on the date of grant and the option cannot be exercised more than five years after the date of grant.
Stock Grant may be granted to executive officers and other employees of, or consultants or advisors to, the Company or any of its subsidiaries. A Stock Grant may include restrictions on the sale or other disposition of the shares covered by the award, or the Company may have the right to reacquire such shares for no consideration upon termination of the participant’s employment within specified periods. The award agreement will specify whether the participant will have, with respect to the shares of common stock subject to a Stock Grant, all of the rights of a holder of shares of common stock, including the right to receive dividends, if any, and to vote the shares.
Performance Awards may be granted to executive officers and other employees of the Company or any of its subsidiaries. The Compensation Committee will set performance targets at its discretion which, depending on the extent to which they are met, will determine the number and/or value of Performance Awards that will be paid out to the participants and may attach to such Performance Awards one or more restrictions. Performance targets may be based upon company-wide, business unit and/or individual performance.
Payment of earned Performance Awards may be made in shares of common stock or in cash and will be made in accordance with the terms and conditions prescribed or authorized by the Compensation Committee. The participant may elect to defer, or the Compensation Committee may require or permit the deferral of, the receipt of Performance Awards upon such terms as the Compensation Committee deems appropriate.
Certain awards made under the Stock Incentive Plan may be granted so that they qualify as “performance-based compensation” (as this term is used in Section 162(m) of the Code and the regulations thereunder) and are exempt from the deduction limitation imposed by Section 162(m) of the Code (“Performance-Based Awards”). All Stock Options granted under the Stock Incentive Plan and certain Stock Grants and Performance Awards granted under the Stock Incentive Plan, and the compensation attributable to such awards, are intended to (i) qualify as Performance-Based Awards or (ii) be otherwise exempt from the deduction limitation imposed by Section 162(m) of the Code. Among other criteria, awards only qualify as Performance-Based Awards if at the time of grant the Compensation Committee is comprised solely of two or more “outside directors” (as this term is used in Section 162(m) of the Code and the regulations thereunder). In making these awards, the Compensation Committee must establish and apply objective performance goals and may use one or more or a combination of goals including increases or improvements in earnings per share, net income, return on assets, stock market index comparisons and other similar objective factors.
The Stock Incentive Plan provides for the acceleration of certain benefits in the event of a “Change in Control” of the Company. The meaning of a “Change in Control” is either defined in the participant’s employment agreement or change-in-control agreement, if one exists, or by the Stock Incentive Plan. The Stock Incentive Plan definition includes, among other things, such events as the sale of all assets of CTIG, any person becoming the beneficial owner of more than 50% of CTIG voting stock, and a merger of CTIG where the Company’s stockholders own less than 51% of the voting stock of the surviving entity.

All unvested awards granted under the Stock Incentive Plan will become fully vested immediately upon the occurrence of the Change of Control and such vested awards will be paid out or settled, as applicable, within 60 days upon the occurrence of the Change of Control, subject to requirements of applicable laws and regulations. The Compensation Committee may determine that upon the occurrence of a Change in Control, each Stock Option outstanding will terminate and the holder will receive, within 60 days upon the occurrence of the Change in Control, an amount equal to the excess of the fair market value of the shares underlying the award immediately prior to the occurrence of such Change in Control over the exercise price per share of such award. This cash-out amount is payable in cash, in one or more kinds of property (including the property, if any, payable in the transaction) or in a combination thereof.
In the event of any change in the shares of common stock by reason of a merger, consolidation, reorganization, recapitalization, stock split, stock dividend, exchange of shares, or other similar change in the corporate structure or distribution to stockholders, each outstanding Stock Option will be adjusted. The adjustments will make each award exercisable thereafter for the securities, cash and/or other property as would have been received in respect of the common stock subject to such award had the Stock Option been exercised in full immediately prior to the change or distribution. Furthermore, in the event of any such change or distribution, in order to prevent dilution or enlargement of participants’ rights under the Stock Incentive Plan, the Compensation Committee has the authority to make equitable adjustments to, among other things, the number and kind of shares subject to outstanding awards and exercise price of outstanding awards.
If a participant’s employment is terminated due to death or disability, then the participant’s unvested or Stock Grants and unexercisable Stock Options become vested or exercisable, as applicable, immediately as of the date of the termination of the participant’s employment. All Stock Options that were or became exercisable as of the date of the participant’s death or termination of employment, will remain exercisable until the earlier of (i) the end of the one-year period following the date of the participant’s death or the date of the termination of his or her employment, as the case may be, or (ii) the date the Stock Option would otherwise expire. All unearned or unvested Performance Awards held by the participant on the date of the participant’s death or the date of the termination of his or her employment, as the case may be, will immediately become earned or vested as of such date and will be paid out or settled based on the participant’s performance immediately prior to the date of the participant’s death or the date of the termination of his or her employment on a pro-rated basis with a minimum of at least one year into a performance period, as determined by the Committee. A participant whose employment is terminated for cause, as defined in the Stock Incentive Plan, forfeits all awards, whether or not vested, exercisable or earned, granted to the participant. A participant whose employment is terminated for any reason, including, without limitation, retirement, other than for cause, death or disability forfeits all unvested, unexercisable and unearned awards granted to the participant. All exercisable Stock Options held by the participant on the date of the termination of his or her employment for any reason other than for cause, death or disability will remain exercisable until the earlier of (i) the end of the 90-day period following the date of the termination of the participant’s employment, or (ii) the date the Stock Option would otherwise expire. The Stock Incentive Plan’s provisions relating to termination of employment may be modified in the discretion of the Compensation Committee.
Each award granted under the Stock Incentive Plan which is subject to restrictions on transferability and/or exercisability is not transferable otherwise than by will or the laws of descent and distribution, and/or is exercisable, during the participant’s lifetime, only by the participant. The Compensation Committee may allow a Stock Option to be exercisable during a period after the death of the participant by the executor or administrator of the estate of the deceased participant or the person or persons to whom the deceased participant’s rights under the Stock Option will pass by will or the laws of descent and distribution. The Compensation Committee also may permit an award (other than an Incentive Stock Option) to be transferred by a participant solely to members of the participant’s immediate family or trusts or family partnerships for the benefit of such persons, subject to any restriction included in the award agreement.
The terms and conditions applicable to any award may be amended or modified by mutual agreement between the Company and the participant or any other persons as may then have an interest in the award. Also, by mutual agreement between the Company and a participant under this Stock Incentive Plan or under any other present or future plan of the Company, awards may be granted to a participant in substitution and exchange for, and in cancellation of, any awards previously granted to a participant under the Stock Incentive Plan or any other present or future plan of the Company.
The Board of Directors approved the Stock Incentive Plan on October 28, 2005. The Stock Incentive Plan became effective upon stockholder approval on December 8, 2005 and will terminate on the 10th anniversary of December 8, 2005 unless terminated sooner by the Board of Directors or the Compensation Committee. The Board of Directors or the Compensation Committee may amend the Stock Incentive Plan from time to time and suspend or terminate the Stock Incentive Plan at any time. Without stockholder approval, no amendment will: (i) increase the total number of shares which may be issued under the Stock Incentive Plan or the maximum number of shares with respect to which Stock Options and other awards that may be granted to any individual under the Stock Incentive Plan; (ii) modify the requirements as to eligibility for awards under the Stock Incentive Plan; (iii) disqualify any Incentive Stock Options granted under the Stock Incentive Plan; (iv) effect the repricing of Stock Options.
Compensation of Directors
For the year ended December 31, 2004 and from January 1, 2005 until November 30, 2005, the compensation paid to non-employee members of the board of directors was as follows:
(i)	$5,000 plus reasonable expenses for attendance at annual meetings;
(ii)	$3,000 plus reasonable expenses for attendance at quarterly meetings;
(iii)	$1,500 plus reasonable expenses for attendance at special and audit committee meetings and performance of supplemental board activities; and
(iv)	$2,500 plus reasonable expenses for attendance at executive committee meetings.
In addition, the chairman of the board received $5,000 per month plus reasonable expenses and the vice-chairman received $4,000 per month plus reasonable expenses.
On February 1, 2006, the board made certain changes in compensation payable to non-employee directors for the attendance of board, committee and stockholders’ meetings. The changes were effective as of December 1, 2005. Fees will be paid to directors based on attendance of board or committee meetings either in person or by means of remote communications (e.g. video conferencing, teleconferencing or internet conferencing) plus reasonable expenses, as follows:
(i)	$2,000 for in person attendance at board and committee meetings (except audit committee meetings);
(ii)	$1,500 for remote attendance at board and committee meetings (except audit committee meetings);
(iii)	$2,000 for in person or remote attendance at audit committee meetings; and
(iv)	$0 for attendance at stockholders’ meetings.
In addition, the Board also approved that the position of Vice Chairman of the Board was eliminated effective as of December 1, 2005.
During the fiscal year ended December 31, 2005, Messrs. Garrison, Leeds, Armitage, Birbeck, Grein, Dahl, and Osseiran earned non-employee 2005 director fees for their services on the board of directors of $64,161, $29,000, $26,000, $28,667, $13,500, $14,000, and $11,000, respectively, plus expenses. Total cash reimbursed out of pocket director expenses amounted to $73,288 in 2005.
In 2001, the board of directors engaged a compensation consulting firm to develop, among other items, compensation guidelines and recommendations for granting of options to the Company’s directors and officers. Such recommendations identified a structure whereby options were to be granted at the fair market value on the date of grant and vest ratably over four years. The compensation consulting firm recommended; (i) first year grants for directors to be for the purchase of 12,500 shares and second and third year grants to be for the purchase of 6,250 shares of the Company’s Class A Common Stock; and (ii) additional first year grants for Executive Committee members to be for the purchase of 62,500 shares and second and third year grants to be for the purchase of 31,250 shares of the Company’s Class A Common Stock. Executive Committee members consist of Messr. Garrison, Birbeck, and Armitage.
In 2005, Mr. Osseiran was granted options under the Plan to purchase 6,250 shares of the Company’s Class A common stock at the exercise price of $0.34 per share. The options become exercisable in four equal installments beginning on July 13, 2006. Mr. Birbeck was granted options under the Plan to purchase 500,000 shares of the Company’s Class A common stock at the exercise price of $0.40 per share. The options became exercisable immediately upon grant.
The Company incurred legal expenses of $675,384 and $1,102,248 during 2005 and 2004, respectively, related to a law firm in which Mr. Leeds, the Company’s former Vice Chairman, is a partner. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. On July 5, 2005, Mr. Leeds resigned as Vice Chairman and a Class II member of the Board and a member of the Executive and Compensation Committees of the Board. Options to purchase 150,000 shares of the Company’s Class A common stock previously granted to Mr. Leeds were cancelled upon his resignation from the Board.
During the fiscal year ended December 31, 2005, the Company paid approximately $32,000 for sales management software and consulting services to an entity of which the Company’s current Chairman of the Board, President, and Chief Executive Officer, Mr. Birbeck, is a founder and director. Mr. Birbeck was elected Chairman of the Board of Directors on July 5, 2005 and appointed President and Chief Executive Officer of the Company on September 13, 2005.
In accordance with the Asset Purchase Agreement (See “Certain Relationships and Related Transactions”) entered into on December 31, 2003. the Company issued 1,140,564 shares of Class A common stock, on January 21, 2005, in connection with the sale of Xila’s Assets. Of the Class A common stock: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority stockholder of the Company; (ii) 71,323 shares were issued directly to, and to an entity affiliated with, Mr. Garrison, the Company’s director; and (iii) 37,442 shares were issued to employees of the Company who are not deemed to be executive officers of the Company.
For more information regarding transactions involving the Company’s directors, see “Certain Relationships and Related Transactions” below.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 21, 2006 with respect to the beneficial ownership of the Company’s Class A and Class B Common Stock by: (i) each person who is known to us to be the beneficial owner of more than five percent of the Company’s outstanding Class A or Class B Common Stock, (ii) each of the Company’s directors, (iii) the Company’s chief executive officer and each other executive officer whose total annual salary and bonus for the fiscal year 2005 exceeded $100,000; and (iv) all of the Company’s directors and executive officers as a group. As of March 21, 2006, 28,065,459 shares of the Company’s Class A common stock and 2,833,334 shares of the Company’s Class B common stock were outstanding. As of March 21, 2006, treasury stock consisted of 140,250 shares of the Company’s Class A common stock.
The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC regulations. Accordingly, beneficially-owned securities may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or convertible debentures within 60 days after March 21, 2006. Shares subject to stock options, warrants or convertible debentures, which an individual has the right to acquire within 60 days after March 21, 2006, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. Beneficial ownership may be disclaimed as to some of the securities.

	Amount and			Amount and
	Nature of			Nature of
	Beneficial			Beneficial
	Ownership of			Ownership of
Name and Address of Beneficial	Class A		Percent	Class B		Percent
Owner**	Common Stock		of Class	Common Stock		of Class
John Birbeck, Chairman, President, and Chief Executive Officer	547,188	(1)	1.9%	—		—
Harold D. Garrison, Director	2,372,229	(2)	8.5%	177,178	(3)	6.3%
Rupert D. Armitage, Director	599,344	(4)	2.1%	—		—
Bengt Dahl, Director	37,500	(5)	*	—		—
Thomas W. Grein, Director	17,188	(6)	*	—		—
Salah N. Osseiran, Director	16,912,527	(7)	60.5%	2,371,244	(8)	83.7%
Manfred Hanuschek, Chief Financial Officer and Secretary	131,250	(9)	*	—		—
Bradley Houlberg, former President and Chief Executive Officer	—	(10)	—	—		—
All directors and executive officers as a group (7 persons)	20,617,226	(11)	71.8%	2,548,422		90.0%

*	Less than 1%.

**	The business address of the Company’s directors and executive officers is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.

(1)	Represents 30,000 shares of Class A common stock held by Mr. Birbeck directly and exercisable options to purchase 517,188 shares of the Company’s Class A common stock.

(2)	Represents 542,081 shares of the Company’s Class A common stock held by Mr. Garrison directly, 1,304,238 of the Company’s Class A common stock owned by Sunset, LLC, of which Mr. Garrison is the Managing Member, 422,785 shares of the Company’s Class A common stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member, and exercisable options to purchase 103,125 shares of the Company’s Class A common stock.

(3)	Represents 14,732 shares of the Company’s Class B common stock held by Mr. Garrison directly, 94,762 shares of the Company’s Class B common stock owned by Sunset, LLC, of which Mr. Garrison is the Managing Member, and 67,684 shares of the Company’s Class B common stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member.

(4)	Represents 311,219 shares of the Company’s Class A common stock held by Mr. Armitage directly, 85,000 shares of the Company’s Class A common stock owned by Mr. Armitage’s spouse, and 100,000 shares of the Company’s Class A common stock owned by Ambit Research Ltd., of which Mr. Armitage is the Managing Director and exercisable options to purchase 103,125 shares of the Company’s Class A common stock,.

(5)	Represents an exercisable option to purchase 37,500 shares of the Company’s Class A common stock.

(6)	Represents exercisable options to purchase 17,188 shares of the Company’s Class A common stock.

(7)	Represents 45,000 shares of the Company’s Class A common stock owned by Salsel Corporation Limited, 16,855,027 shares of the Company’s Class A common stock owned by Fairford Holdings Limited and an exercisable option to purchase 12,500 shares of the Company’s Class A common stock. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited and Fairford Holdings Limited. Mr. Osseiran is the Managing Director of Salsel Corporation Limited. Bengt Dahl is the managing director of Fairford Holdings Limited. However, Mr. Dahl does not have, or share, the voting or investment power over the shares of the Company’s Class A common stock owned by Fairford Holdings Limited.

(8)	Includes 2,371,244 shares of the Company’s Class B common stock owned by Fairford Holdings Limited. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Fairford Holdings Limited. Bengt Dahl is the managing director of Fairford Holdings Limited. However, Mr. Dahl does not have, or share, the voting or investment power over the shares of the Company’s Class B common stock owned by Fairford Holdings Limited.

(9)	Represents exercisable options to purchase 131,250 shares of the Company’s Class A common stock.

(10)	All stock options were cancelled 90 days after Mr. Houlberg’s termination date of October 13, 2005.

(11)	Includes exercisable options to purchase 921,875 shares of the Company’s Class A common stock.

Equity Compensation Plan Information
The following table details information regarding the Company’s equity compensation plans as of December 31, 2005:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,040,750	$0.31	3,000,000
Equity compensation plans not approved by security holders(2)	110,000	$0.39	—

Total	2,150,750	$0.31	3,000,000

(1) The 2,040,750 of outstanding options were issued under the Amended and Restated Stock Option and Restricted Stock Plan. The 3,000,000 of securities available for future issuance are under the new CTI Group (Holdings) Inc. Stock Incentive Plan, which replaced the Amended and Restated Stock Option and Restricted Stock Plan as of December 8, 2005.
(2) The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements of the Company prior to the Merger (“Outside Plan Stock Options”).
Outside Plan Stock Options were granted to the Company’s employees. Outside Plan Stock Options to purchase in the aggregate 50,000 shares of the Company’s common stock were granted to Mr. Burt, Managing Director of the Company’s United Kingdom subsidiary CTI Data Solutions Ltd., in 1998 and 1999. The 1998 grant involved an option to purchase 30,000 shares of the Company’s common stock at the exercise price of $.34 per share, which expires in 2008. The 1999 grant included an option to purchase 20,000 shares of the Company’s common stock at the exercise price of $.375 per share, which expires in 2009. Outside Plan Stock Options to purchase in the aggregate 60,000 shares of the Company’s common stock were granted to two non-executive employees of CTI Data Solutions Ltd. in 1998 and 1999. The 1998 grant involved an option to purchase 30,000 shares of the Company’s common stock at the exercise price of $.34 per share, which expires in 2008. The 1999 grant included an option to purchase 30,000 shares of the Company’s common stock at the exercise price of $.50 per share, which expires in 2009. As of December 31, 2005, all of the foregoing Outside Plan Stock Options were fully vested.
Item 12. Certain Relationships and Related Transactions
Prior to the third quarter of 2004, the Company leased its corporate headquarters from an entity in which both Harold Garrison, a director, and Salah Osseiran, a director and majority stockholder of the Company, had an ownership interest. The building in which the Company’s Indianapolis, Indiana offices are leased was sold to a non-affiliated third party in the third quarter of 2004. The Company incurred $0 and $260,551 in lease and other expense to the related party for the years ended December 31, 2005 and 2004, respectively.
As a result of the consummation of the sale of the assets of Xila Communications. LLC (“Xila”), the former Centillion Data Systems, Inc. stockholders and directors (“Centillion Affiliates”) received 1,140,564 shares of Class A common stock of the Company. Of the Class A common stock issued to Centillion Affiliates: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr.Osseiran, a director and majority stockholder of the Company; (ii) 71,323 shares were issued directly to and to an entity affiliated with Mr. Garrison, the Company’s director and (iii) 37,442 shares were issued to employees all of whom are not deemed to be executive officers of the Company. Xila was sold to an unrelated third party in January 2005.

During the fiscal year ended December 31, 2005, options to purchase 6,250 shares of the Company’s Class A common stock at an exercise price of $0.34 per share were issued to Mr. Osseiran, a director and majority stockholder of the Company. The options vest in four equal annual installments beginning on the first anniversary of the date of grant.
The Company incurred legal expenses of $675,384 and $1,102,248 during 2005 and 2004, respectively, related to a law firm in which Michal Leeds, the Company’s former Vice Chairman, is a partner. The Vice Chairman resigned from the Board of Directors of the Company as of July 5, 2005. Such expenses relate primarily to fees and expenses associated with patent enforcement activities and general corporate issues. As of December 31, 2005 and 2004, the Company had accounts payable due this law firm in the amounts of $112,530 and $2,984, respectively.
During 2003, the Company engaged Mr. Bengt Dahl as an advisor to the board. Mr. Dahl also serves as Chairman of a company on which Mr. Osseiran, another Company director, is the managing director. The Company incurred approximately $9,000 in compensation to Mr. Dahl and $3,200 in expenses in 2004. Mr. Dahl became a member of the board of directors of the Company on July 5, 2005 and accordingly the fees and expenses paid to Mr. Dahl in 2005 are included in board fees. In addition, the Company recorded approximately $2,200 and $2,700 of stock option expense in 2005 and 2004, respectively, for stock options to purchase 75,000 shares of Class A common stock granted to Mr. Dahl in November 2003.
The Company incurred $186,328 in fees and $73,288 in expenses associated with Board of Directors activities in 2005 and $222,750 in fees and $71,879 in expenses associated with Board of Directors activities in 2004.
During the fiscal year ended December 31, 2005, the Company paid approximately $32,000 for sales management software and consulting services to an entity of which the Company’s current Chairman of the Board, President, and Chief Executive Officer, Mr. Birbeck, is a founder and director. Mr. Birbeck was elected Chairman of the Board of Directors on July 5, 2005 and appointed President and Chief Executive Officer of the Company on September 13, 2005.
During the fiscal year ended December 31, 2005, options to purchase 500,000 shares of the Company’s Class A common stock at an exercise price of $0.40 per share were issued to Mr. Birbeck, the Company’s Chairman of the Board of Directors, Chief Executive Officer, and President. The options vested immediately upon grant.
In connection with the twelfth amendment to the lease entered into by the Company and Lockerbie Marketplace, LLC (the “Landlord”) in May, 2004, the Company received a lease incentive of $200,000 from the Landlord to purchase furniture and other office improvements (the “Allowance”). During the fiscal year ended December 31, 2005, $200,000 of the Allowance was utilized to purchase furniture for the Company. Approximately $51,796 of the allowance utilized was for furniture purchased by the Landlord from an entity owned by the spouse of Mr. Houlberg, the Company’s former President and Chief Executive Officer.
On October 13, 2005, the employment of the Company’s former Chief Executive Officer and President, Mr. Bradley Houlberg, was terminated. In connection with Mr. Houlberg’s termination of employment, the Company recorded $114,000 of expense and reimbursed Mr. Houlberg for accrued but unused 2005 vacation in the amount of $9,687 and reasonable outstanding business expenses.
During the fiscal year ended December 31, 2005, options to purchase 100,000 shares of the Company’s Class A common stock at an exercise price of $0.39 per share were issued to Mr. Hanuschek, the Chief Financial Officer of the Company. The options vest in three installments: (i) 50% of the option grant vests immediately upon grant, (ii) 25% of the option grant vests on the first anniversary of the date of the grant, (iii) 25% of the option grant vests on the second anniversary of the date of the grant.
The Company’s telephone services are provided by Xila. The Company incurred $107,893 in telephone expense for the year ended December 31, 2004. The Company provided billing solutions to this entity for the year ended December 31, 2004 amounting to $5,500 of revenue. At December 31, 2004, the Company had no receivable from this entity. The financial statements of CDS and the Company which were under common control had been combined on an “as if” pooling basis and accordingly these amounts were eliminated on the

Company’s consolidated financial statements for the year ended December 31, 2004. The entity was sold to an unrelated third party in January 2005.
Xila leased, on a month-to-month basis, its office space from an entity in which both Harold Garrison, a director, and Salah Osseiran, a director and majority stockholder of the Company, have an ownership interest. Xila incurred approximately $13,000 in lease expense for the year ended December 31, 2004. In the second quarter of 2004, Xila’s remaining staff moved its offices to the Company’s leased space.

PART IV
Item 13. Exhibits
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
     10.1 Amended and Restated Stock Option and Restricted Stock Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2002. *
     10.2 Letter, dated September 6, 2001, to Anthony P. Johns, incorporated by reference to Exhibit 10.4.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *
     10.3 Chief Executive Employment Agreement, dated January 28, 2002, between Bradley C. Houlberg and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *
     10.4 Employment Agreement, dated May 30, 2000, between Manfred Hanuschek and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *
     10.4.1 Amendment No. 1 to Employment Agreement, dated May 30, 2000, between Manfred Hanuschek and CTI Group (Holdings) Inc., dated January 18, 2002, incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *
     10.5 Eleventh Amendment to Lease Agreement, dated January 23, 2001, by and between Lockerbie Vermont LLC and Centillion Data Systems, Inc., incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002.
     10.6 Settlement Agreement by and between Anthony P. Johns, Fairford Holdings Limited, Stephen J. Bartkiw, Harold D. Garrison and CTI Group (Holdings) Inc., dated June 20, 2002, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2002.
     10.7 Johns Family Purchase Agreement, dated June 11, 2002, among Robert Johns, Elizabeth Chiddicks, Jason Johns, Paul Johns, Stephen J. Bartkiw, and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2002.
     10.8 Termination Agreement, dated January 30, 2003, between CTI Group (Holdings) Inc. and CCP-CPN One, Ltd. regarding early termination of Houston office lease, incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.
     10.9 Termination Agreement, dated October 30, 2002, between CTI Group (Holdings) Inc. and WHVPW Real Estate Limited Partnership regarding early termination of Valley Forge office lease, incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.
     10.10 Option Grant to A. Burt, dated February 27, 1998*, Option Grant to A. Burt, dated May 25, 1999*, Option Grant to T. Indrakumar, dated February 27, 1998 and Option Grant to A. Khan, dated October 1, 1999, incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 2002.
     10.11 Asset Purchase Agreement, dated as of December 31, 2003, by and between CTI Group (Holdings) Inc. and CDS Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2004.
     10.12 Twelfth Amendment to Lease Agreement, dated December 1, 2003, by and between Lockerbie Marketplace, L.L.C. and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
     10.13 Amendment No. 1 to Chief Executive Employment Agreement between Bradley C. Houlberg and CTI Group (Holdings) Inc. dated October 20, 2004 incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004. *
     10.14 Chief Executive Employment Agreement between Bradley C. Houlberg and CTI Group (Holdings)

Inc. dated December 21, 2004 incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on March 31, 2005. *
     10.15 Asset Purchase Agreement between Xila Communications, LLC and eGIX, Inc. dated as of October 28, 2004 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.
     10.16 Services Agreement between Xila Communications, LLC and eGIX, Inc. dated October 19, 2004 incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.
     10.17 Telecommunications Services Agreement between Xila Communications, LLC and eGIX, Inc. dated October 28, 2004 incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.
     10.18 Adjustment to base compensation of CFO, Manfred Hanuschek, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2004. *
     10.19 Lease Agreement, dated April 20, 2005, by and between Spherion Technology (UK) Limited and CTI Data Solutions Limited, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.
     10.20 Underlease agreement between CTI Data Solutions Limited and Interim Technology (UK) Limited dated August 10, 2000, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission on April 26, 2005.
     10.21 Lessee covenants contained in Superior Lease, dated April 4, 1989, by and between Conifer Court Limited (superior landlord), GN Elmi Limited and G N Elmi a.s., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities Exchange Commission on April 26, 2005.
     10.22 Chief Executive Employment Agreement between John Birbeck and CTI Group (Holdings) Inc. dated September 13, 2005, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.23 CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Appendix III to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 23, 2005. *
     10.24 Form of Incentive Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.3 to the Current Report of Form 8-K filed with the Securities Exchange Commission on February 3, 2006. *
     10.25 Form of Nonqualified Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities Exchange Commission on February 3, 2006. *
     10.26 Form of Stock Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities Exchange Commission on February 3, 2006. *
     10.27 Separation agreement between Bradley Houlberg and CTI Group (Holdings) Inc. dated October 20, 2005 incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed with the Securities Exchange Commission on October 26, 2005. *
     10.28 Compensation arrangements for the Board of Directors of CTI Group (Holdings) Inc. incorporated by reference to Exhibit 10.2 to the Current Report of Form 8-K filed with the Securities Exchange Commission on February 3, 2006. *
     10.29 Stock option grant to Salah Osseiran on July 13, 2005 incorporated by reference to the Current Report of Form 8-K filed with the Securities Exchange Commission on July15, 2005. *
     10.30 Stock option grant to Manfred Hanuschek on October 11, 2005 incorporated by reference to the Current Report of Form 8-K filed with the Securities Exchange Commission on October 14, 2005. *
     11.1 Statement re computation of per share earnings, incorporated by reference to Note 1 to Consolidated Financial Statements
     14.1 Code of Ethics incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.
     21.1 List of subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2005.
     23.1 Consent of Crowe Chizek and Company LLC.
     23.2 Consent of PricewaterhouseCoopers LLP.
     31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
     31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
     32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
     32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.
     * Management contract or compensatory plan or agreement.

Item 14. Principal Accountant Fees and Services

Category	2005	2004
Audit Fees	$160,036	$222,278
Audit-Related Fees	29,480	5,105
Tax Fees	14,250	15,010
All Other Fees	—	5,440

Total	$203,766	$247,833

     Audit Fees. The foregoing table presents the aggregate fees billed by Crowe Chizek and Company LLC of $129,726 for the audit of the Company’s annual financial statements for the year ended December 31, 2005 and reviews of financial statements included in the Company’s Forms 10-QSB for quarters ended June 30, 2005 and September 30, 2005. The foregoing table presents the aggregate fees billed by PricewaterhouseCoopers LLP of $30,310 for the review of the Company’s financial statements included in the Company’s Form 10-QSB for the quarter ended March 31, 2005 and for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB for the fiscal years ended December 31, 2004.
     Audit-Related Fees. The aggregated fees of $1,500 billed in 2005 by Crowe Chizek and Company LLC for consulting related to the SEC comment letter are reported in the Audit-Related Fees in the above table. The aggregate fees billed in 2005 of $27,980 by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the paragraph “Audit Fees” above. The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the paragraph “Audit Fees” above for the fiscal year ended December 31, 2004 are presented in the table above. Audit-related fees from PricewaterhouseCoopers, LLP consisted principally of the evaluation of potential acquisitions, and services related to a change in accountants.
     Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered to the Company’s UK subsidiary for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 are presented in the table above. We use another accountant for U.S. corporate income tax compliance, advice and planning.
     All Other Fees. PricewaterhouseCoopers LLP provided products and services related to tax consulting and consulting related to Section 404 of the Sarbanes-Oxley Act of 2002.
     Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Crowe Chizek and Company LLC in fiscal 2005.
None of the services pre-approved by the Audit Committee or the Chair of the Committee during 2005 utilized the de minimis exception to pre-approval.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CTI Group (Holdings) Inc.

By:	/s/ John Birbeck

Name:	John Birbeck
Title:	Chairman, President and Chief Executive Officer
Date:	March 30, 2006
     In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2006	/s/ John Birbeck

Date	John Birbeck
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 30, 2006	/s/ Manfred Hanuschek

Date	Manfred Hanuschek
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

March 30, 2006	/s/ Harold Garrison

Date	Harold Garrison,
Member, Board of Directors

March 30, 2006	/s/ Rupert D. Armitage

Date	Rupert D. Armitage
Member, Board of Directors

March 30, 2006	/s/ Bengt Dahl

Date	Bengt Dahl
Member, Board of Directors

March 30, 2006	/s/ Thomas Grein

Date	Thomas Grein
Member, Board of Directors

March 30, 2006	/s/ Salah Osseiran

Date	Salah Osseiran
Member, Board of Directors