Form 10QSB
period 2006-03-31
CTI GROUP HOLDINGS INC
filed 2006-05-15
CIK 355627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
As of May 12, 2006, the number of shares of Class A common stock, par value $.01, outstanding was 29,166,271 and the number of shares of Class B common stock, par value $.01, outstanding was 0. As of May 10, 2006, treasury stock constituted 140,250 shares of Class A common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2006

Forward-Looking Statements
This Quarterly Report on Form 10-QSB (“Form 10-QSB”) contains “forward-looking” statements. CTI Group (Holdings) Inc. and its subsidiaries (the “Company” or “CTI”) include this cautionary statement regarding forward-looking statements for the express purpose of using protections of the safe-harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or board of directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words “anticipate”, “expect”, “may”, “project”, “intend”, “believe”, or similar expressions.
The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Form 10-QSB to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-QSB.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$1,543,446	$1,617,004
Short-term investments	5,955,000	6,480,000

Total cash, cash equivalents, and short-term investments	7,498,446	8,097,004
Trade accounts receivable, less allowance for doubtful accounts of $31,630 and $30,021, respectively	1,876,786	2,478,067
Note and settlement receivable – short term	117,988	234,880
Prepaid expenses	373,294	372,885
Other current assets	19,759	20,905
Deferred income tax benefit	—	3,610

Total current assets	9,886,273	11,207,351

Restricted cash	434,825	429,700
Long term settlement receivable – net of current portion	644,625	631,353
Property, equipment, and software, net	2,088,063	2,243,623
Intangible assets, net	78,372	84,119
Other assets	76,300	76,300

Total assets	$13,208,458	$14,672,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$228,042	$487,603
Accrued expenses	1,259,735	1,101,306
Accrued wages and other compensation	557,301	1,101,743
Deferred revenue	1,317,546	1,390,617
Income tax payable	101,406	86,645
Deferred tax liability	1,832	—

Total current liabilities	3,465,862	4,167,914

Deferred revenue – long term	16,332	19,479

Total liabilities	3,482,194	4,187,393

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,166,271 issued and outstanding at March 31, 2006 and 28,065,459 issued and outstanding at December 31, 2005	291,663	280,655

Class B convertible common stock, par value $.01; 2,833,334 shares authorized; 0 issued and outstanding as of March 31, 2006 and 2,833,334 shares authorized, issued and outstanding as of December 31, 2005	—	28,333

Additional paid-in capital	25,301,242	25,271,951
Accumulated deficit	(15,619,212)	(14,834,331)
Other comprehensive loss – foreign currency translation	(55,286)	(69,412)
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	9,726,264	10,485,053

Total liabilities and stockholders’ equity	$13,208,458	$14,672,446

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues:
Software sales, service fee and license fee revenue	$3,065,493	$3,180,677
Patent license fee and enforcement revenues	15,674	—

	3,081,167	3,180,677

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,049,114	805,323
Patent license fee and enforcement cost	360,523	140,576
Selling, general and administration	1,672,158	1,825,338
Research and development	594,331	516,003
Depreciation and amortization	267,731	249,508

Loss from operations	(862,690)	(356,071)

Other income
Interest income	99,187	56,054

Loss from continuing operations before income taxes	(763,503)	(300,017)

Tax expense / (benefit)	21,378	(37,482)

Loss from continuing operations	(784,881)	(262,535)

Discontinued operations
Income from discontinued operations, net of tax	—	10,497
Gain on sale of discontinued operations, net of tax	—	370,268

Income from discontinued operations, net of tax	—	380,765

Net income / (loss)	(784,881)	118,230

Other comprehensive income
Foreign currency translation adjustment	14,176	(9,155)

Comprehensive income / (loss)	$(770,705)	$109,075

Basic and diluted net loss per common share from continuing operations	$(0.03)	$(0.01)

Basic and diluted net income per common share from discontinued operations	$0.00	$0.01

Basic and diluted net income / (loss) per common share	$(0.03)	$0.00

Basic weighted average common shares outstanding	28,512,309	27,627,391
Diluted weighted average common shares outstanding	28,512,309	28,421,837
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
		Revised-Note 3
	2006	2005
Cash flows from operating activities:
Net income / (loss)	$(784,881)	$118,230
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
(Income) from discontinued operations	—	(10,497)
Gain on sale of discontinued operations	—	(370,268)
Provision for doubtful accounts	1,280	1,428
Deferred income taxes	5,251	55,983
Depreciation and amortization	267,731	249,508
Recognition of rent incentive benefit	(32,432)	—
Stock option grant expense	11,966	555
Changes in operating assets and liabilities:
Trade receivables	611,994	539,201
Note and settlement receivables	(14,814)	—
Prepaid expenses	1,096	82,695
Income taxes	14,190	(72,574)
Other assets	1,046	(13,242)
Accounts payable	(260,411)	(25,151)
Accrued expenses	184,447	112,720
Accrued wages and other compensation	(544,285)	(877,794)
Deferred revenue	(90,429)	(148,266)
Cash provided by discontinued operations	—	44,754

Cash used in operating activities	(628,251)	(312,718)

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(105,836)	(290,449)
Purchases of short-term available for sale securities investments	(5,800,000)	(12,200,000)
Sales of short-term available for sale securities investments	6,325,000	12,450,000
Sale of discontinued assets	—	180,000
Cash received from payment of note receivable on sale of discontinued assets	119,000	30,000

Cash provided by investing activities	538,164	169,551

Cash flows provided by financing activities:
Exercise of stock options	—	53

Cash provided by financing activities	—	53

Effect of foreign currency exchange rates on cash and cash equivalents	16,529	(15,587)

Decrease in cash and cash equivalents	(73,558)	(158,701)

Cash and cash equivalents, beginning of period	1,617,004	1,891,680

Cash and cash equivalents, end of period	$1,543,446	$1,732,979

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
Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2005 and 2004 and the notes thereto included in the Company’s Forms 10-KSB as filed with the SEC.
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
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
On January 21, 2005, the Company completed the sale of the Company’s discontinued assets and liabilities (see Note 6: Discontinued Operations). The sales price was $464,000 of which $180,000 in cash was received along with a non-interest bearing note of $284,000 payable in 12 monthly installments of $15,000 and a final monthly payment of $104,000. The Company imputed interest on the note at a rate of 6% and recorded a note receivable of $272,397. The note receivable balance as of March 31, 2006 amounted to $0.
During fiscal 2005, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $1,375,000 of which the Company received $400,000 of cash and accepted notes for the remaining $975,000. The Company recorded the remaining payments at a discount with imputed interest ranging from 7.83% to 8.00%. The settlement receivable as of March 31, 2006 amounted to $762,613.
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
The Company paid $1,175 in state income taxes for the three months ended March 31, 2006.
NOTE 3: Revisions
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
The Company revised its presentation of the cash flows for the three months ended March 31, 2005 to allow for accurate comparisons to the cash flows from operations for the three months ended March 31, 2006.

	March 31, 2005
	Reported	Revised
Cash and cash equivalents	$7,512,979	$1,732,979
Short-term investments	$—	$5,780,000
Operating cash flow	$(357,472)	$(312,718)
Investing cash flow	$(80,449)	$169,551
Change in cash and cash equivalents	$(408,701)	$(158,701)
Beginning cash and cash equivalents	$7,921,680	$1,891,680
NOTE 4: Adoption of New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised in 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company is no longer permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. The adoption of the modified perspective method as permitted under SFAS No. 123-R applies to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards and will not require the Company’s financial statements for any prior interim periods or fiscal years to reflect any restated amounts (See Note 7: Stock Based Compensation).
NOTE 5: Basic And Diluted Net Income Per Common Share
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

	For the Three Months Ended
	March 31,
	2006	2005
Net income / (loss)	$(784,881)	$118,230

Weighted average shares of common stock outstanding used to compute basic earnings per share	28,512,309	27,627,391

Additional common shares to be issued assuming exercise of stock options	—	794,446

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,512,309	28,421,837

Basic:
Net income / (loss) per share	$(0.03)	$0.00

Weighted average common shares outstanding	28,512,309	27,627,391

Diluted:
Net income / (loss) per share	$(0.03)	$0.00

Weighted average common and common equivalent shares outstanding	28,512,309	28,421,837

For the three months March 31, 2006, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued assuming exercise of stock options would be 414,653.
The Company had a series of Class B common stock that was convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock (see Note 6). The Class B common stock was a convertible participating security which was converted into 1,100,812 shares, excluding fractional shares, of Class A common stock as of March 31, 2006. Prior to the conversion date, Class B common stock would have been included in the computation of diluted earnings per share using the if-converted method since the utilization of such method resulted in no less dilution than if the two-class method of calculating earnings per share were used but was excluded for the three months ended March 31, 2006 due to the anti-dilutive effect resulting from the Company’s net loss.
NOTE 6: Merger, Acquisition and Discontinued Operations
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
The Merger with Centillion was accounted for as a reverse purchase acquisition because former Centillion stockholders own a majority of the outstanding shares of the Company’s common stock and control the Company after the Merger.
Centillion’s patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (“Centillion Data Systems, LLC” or “Tracking LLC”). Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to Tracking LLC, 2,833,334 newly authorized shares of the Company’s Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock had certain rights to convert the Class B common stock into Class A common stock based on the value of Tracking LLC. Under the Company’s Certificate of Incorporation, as amended, adopted in connection with the Merger, until February 12, 2006 shares of Class B common stock could be converted at the election of the holders of more than 50% of the outstanding shares of Class B common stock into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by 88% of the average market price of Class A common stock. The average market price of Class A common stock at any date would be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date or if Class A common stock is not so traded, the average of the highest bid and the lowest asked quotations in the over-the-counter market during such period. As of February 7, 2006, Fairford Holdings Limited (“Fairford”), the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 shares of issued and outstanding shares of Class B common stock, notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. As of March 31, 2006, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of the Class B common stock was calculated using a value of Tracking LLC of $271,482.69 and 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).
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
Income / (losses) from discontinued operations include the following results for the quarters ended March 31:

	Three months ended March 31,
	2006	2005
Revenue	$—	$10,497
Gain from operations	$—	$10,497
Other expense	$—	$—
Total net income from discontinued operations	$—	$10,497
NOTE 7: Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the Black-Scholes-Merton formula and the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.
The Company’s Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options to purchase, and restricted stock grants of, shares of the Company’s Class A common stock. Individuals eligible for participation in the Plan include designated officers and other employees (including employees who also serve as directors), non-employee directors, independent contractors and consultants who perform services for the Company. The terms of each grant under the Plan are determined by the Board of Directors, or a committee of the board administering the Plan, in accordance with the terms of the Plan. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options granted under the Plan typically become exercisable over a one to five year period. Generally, the options have various vesting periods, which include immediate and term vesting periods.
In 2002, the Company’s stockholders authorized an additional 2,000,000 shares for grant under the Plan. In connection with the shares that can be issued under the Plan, the Company filed a registration statement on Form S-8. Such registration statement also covered certain options granted prior to the Merger, which were not granted under the Plan (“Outside Plan Stock Options”). At March 31, 2006, the Company had authorized 4,600,000 shares for grant under the Plan of which 2,227,500 were available for grant as of December 31, 2005. At March 31, 2006, the company had 1,987,000 options outstanding which included 110,000 Outside Plan Stock Options. At March 31, 2006, the Company had 1,396,625 options that were exercisable which included 110,000 Outside Plan Stock Options. On December 8, 2005, the Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders. The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to the stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan.
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
The following types of awards or any combination of them may be granted under the Stock Incentive Plan: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock grants, and (iv) performance awards.
The maximum number of shares of Class A common stock with respect to which awards may be granted or measured to any individual participant under the Stock Incentive Plan during each of the Company’s fiscal years will not exceed 1,500,000 shares of Class A common stock, subject to certain adjustments.
The aggregate number of shares of Class A common stock that will be reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. As of March 31, 2006, no awards were granted under the Stock Incentive Plan.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, December 31, 2005	2,150,750	$0.21-$0.50	$0.32
Granted	—	—	—
Exercised	—	—	—
Cancelled	(163,750)	$0.21-$0.25	$0.24

Outstanding, March 31, 2006	1,987,000	$0.21-$0.50	$0.32

The following table summarizes options exercisable at March 31, 2006:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

March 31, 2006	1,396,625	$0.21 – $0.50	$0.34	283,536	7.63 years

The following table summarizes non-vested options:

Option
Shares
December 31, 2005	694,125
Granted	—
Cancelled	(66,250)
Vested	(37,500)

March 31, 2006	590,375

The weighted average remaining contractual life of the outstanding options as of March 31, 2006 was eight-years.
The company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures.
The fair value of stock options was calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2006	2005

Average risk-free interest rate	3.76%	3.59%
Average dividend yield	0.00%	0.00%
Average volatility factor	69.52%	70.55%
Average forfeiture rate – directors and officers	17.65%	0.00%
Average forfeiture rate – employees	12.69%	0.00%
Expected lives	5 years	5 years
Included within Selling, general and administrative expense for the three months ended March 31, 2006 is $11,996 of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
As of March 31, 2006 the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $82,000 which will be amortized over the weighted-average remaining requisite service period, which is approximately 2 years and 3 months. Intrinsic value of all options granted as of March 31, 2006 totals $353,529. The intrinsic values of options vesting during the three months ended March 31, 2006 and March 31, 2005 were $1,357 and $9,888, respectively.
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company measured and recognized compensation expense using the intrinsic value method specified in APB 25 until January 1, 2006. As required under the provisions of SFAS No. 123R, “Share Based Payment,” the following table discloses the pro forma net income / (loss) and pro forma basic and diluted income / (loss) per share had the fair value method been applied to all stock awards for the three months ended March 31, 2005:

Three Months
Ended March 31,
2005
Net income as reported	$118,230
Stock-based employee compensation expense included in reported net income	—
Total stock-based employee compensation expense determined under fair value based method for all options	(27,077)

Proforma net income	$91,153

Three Months
Ended March 31,
2005
Basic and diluted income per share:
As reported	$0.00
Proforma – basic and diluted	$0.00

NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of March 31, 2006, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
NOTE 9: Contingencies
The Company is from time to time subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of March 31, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax expense for the three months ended March 31, 2006 of $21,378 was due to the taxable earnings before taxes of $71,257 realized in the United Kingdom during the three months ended March 31, 2006.
NOTE 11: Segment Information
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
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2006 and 2005 is shown in the following table.

	For Three Months Ended March 31, 2006
	Electronic Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated

Revenues	$1,708,420	$1,357,073	$15,674	$—	$3,081,167
Gross profit / (loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,279,698	736,681	(344,849)	—	1,671,530
Depreciation and Amortization	246,596	9,183	5,748	6,204	267,731
Income (loss) from operations	245,672	(179,933)	(350,597)	(577,832)	(862,690)
Long-lived assets	2,025,283	490,262	722,997	83,643	3,322,185

	For Three Months Ended March 31, 2005
	Electronic Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated

Revenues	$1,830,787	$1,349,890	$—	$—	$3,180,677
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,382,091	993,263	(140,576)	—	2,234,778
Depreciation and Amortization	202,056	40,249	5,748	1,455	249,508
Income (loss) from operations	309,773	136,396	(146,324)	(655,916)	(356,071)
Long-lived assets	2,363,806	106,334	101,362	8,765	2,580,267
The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2006
	United States	United Kingdom	Consolidated

Revenues	$1,820,274	$1,260,893	$3,081,167
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	943,569	727,961	1,671,530
Depreciation and Amortization	260,449	7,282	267,731
Income (loss) from operations	(918,211)	55,521	(862,690)
Long-lived assets	2,831,923	490,262	3,322,185

	For Three Months Ended March 31, 2005
	United States	United Kingdom	Consolidated

Revenues	$1,885,187	$1,295,490	$3,180,677
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,273,388	961,390	2,234,778
Depreciation and Amortization	209,659	39,849	249,508

Income (loss) from operations	(532,817)	176,746	(356,071)
Long-lived assets	2,473,933	106,334	2,580,267

Item 2. Management’s Discussion and Analysis or Plan of Operation.
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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations. The Company reported approximately $16,000 and $0 in license fee revenue and enforcement settlements in the three months ended March 31, 2006 and March 31, 2005, respectively, compared to revenue in the EIM segment of $1.7 million and $1.8 million in the three months ended March 31, 2006 and 2005, respectively, and Telemanagement revenue of $1.4 million and $1.3 million in the three months ended March 31, 2006 and 2005, respectively.
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
Conversion of Shares of Class B Common Stock into Shares of Class A Common Stock
The Company had a series of Class B common stock that was convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the average quoted market value of the Company’s Class A common stock as defined in the Certificate of Incorporation. As of March 31, 2006, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of the Class B common stock was calculated using a value of Tracking LLC of $271,482.69 and 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).
Financial Condition
In the three months ended March 31, 2006, the Company experienced a change in its financial condition as a result of a net loss of $784,881 primarily attributable to a reduction in revenue and an increase in cost of goods sold. At March 31, 2006, cash, cash equivalents, and short term investments were $7,498,446 compared to $8,097,004 at December 31, 2005, and the decrease was primarily attributable to the $784,881 loss in the three months ended March 31, 2006. The Company realized a decline in net current assets (current assets less current liabilities) of $619,026 which is primarily attributable to the aforementioned net loss. The Company realized a deterioration in stockholders’ equity of $758,789 primarily as a result of the net loss reported for the three months ended March 31, 2006. The Company generates approximately 41% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved by approximately 1% in relation to the US dollar in the three months ended March 31, 2006.
Results of Operations (Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005)
Revenues
Revenues from operations for the three months ended March 31, 2006 decreased $99,510, or 3.1%, to $3,081,167 as compared to $3,180,677 for the three months ended March 31, 2005. The decrease in revenue was primarily the result of a decrease in the EIM segment revenues. The EIM segment revenues decreased by $122,367 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to a reduction in processing of data for existing customers. Telemanagement segment revenues increased $7,183 and Patent Enforcement revenues increased $15,674 for the three months ended March 31, 2006 compared to the three months ended March 31, 3005. The Company earns a substantial portion of its revenue from a single customer. This customer represented 41.3% of the revenues for the three months ended March 31, 2006 and 42.7% for the three months ended March 31, 2005. Exclusive of patent license fee and enforcement revenues such customer represented 41.5% and 42.7% of software sales, service fee and license fee revenues for the three months ended March 31, 2006 and 2005, respectively.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2006 increased $243,791, or 30.2%, to $1,049,114 as compared to $805,323 for the three months ended March 31, 2005. Telemanagement cost of products and services was increased by $263,765 which is primarily due to costs associated with implementations in South Africa. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 34.2% of revenue for the three months ended March 31, 2006 as compared to 25.3% of revenue for the three months ended March 31, 2005.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended March 31, 2006 increased by $219,947, or 156.5%, to $360,523 as compared to $140,576 for the three months ended March 31, 3005. The increase was primarily due to increased legal expense incurred in three months ended March 31, 2006 compared to the three months ended March 31, 2005.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended March 31, 2006 decreased $153,180, or 8.4%, to $1,672,158 compared to $1,825,338 for the three months ended March 31, 2005. The decrease was primarily attributable to decreased director fees, and accounting and professional fees.
Research and Development Expense
Research and development expense for the three months ended March 31, 2006 increased $78,328, or 15.2%, to $594,331 as compared to $516,003 for the three months ended March 31, 2005. The increase in expense was primarily due to the reduction in development costs capitalized in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2006 increased $18,223, or 6.8%, to $267,731 from $249,508 in the three months ended March 31, 2005. This increase was primarily associated with depreciation expense associated with new office furniture obtained in June, 2005.
Amortization expense of developed software amounted to $199,158 and $236,319 for the three months ended March 31, 2006 and 2005, respectively. Amortization expense of developed software relates to cost of sales.
Other Income and Expense
Interest income increased $43,133, or 76.9%, to $99,187 for the three months ended March 31, 2006 compared to

$56,054 for the three months ended March 31, 2005. The increase in interest income was associated with increased interest rate return realized for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of March 31, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax expense for the three months ended March 31, 2006 of $21,378 was due to the taxable earnings before taxes of $71,257 realized in the United Kingdom during the three months ended March 31, 2006.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash, cash equivalents, and short-term investments decreased $598,558, or 7.4%, to $7,498,446 as of March 31, 2006 compared to $8,097,004 as of December 31, 2005. The decrease in cash, cash equivalents, and short-term investments during the three months ended March 31, 2006 was predominately related to cash used in operating activities of $628,251 which was primarily associated with the Company’s net loss for the three months ended March 31, 2006 of $784,881. For the three months ended March 31, 2006, cash flow provided by investing activities amounted to $538,164 which was primarily related to the liquidation of $525,000 of auction rate securities.
Cash is generated from or utilized in the income / (loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-QSB). The EIM, Telemanagement, and Patent Enforcement segments represented income / (loss) from operations for the three months ended March 31, 2006 of $245,672, $(179,933), and $(350,597), respectively. The Corporate Allocation expense generated an operating loss of $(577,832) for the three months ended March 31, 2006. The United States location generated a loss from operations for the three months ended March 31, 2006 of $(918,211), while the United Kingdom location generated income from operations for the same period of $55,521.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $1.3 million and $1.4 million in the three months ended March 31, 2006 and March 31, 2005, respectively (41.3% of revenue for the three months ended March 31, 2006 and 42.7% or revenue for the three months ended March 31, 2005). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
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
The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of March 31, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
Adoption of Statement of Financial Accounting Standards No. 123R. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the Black-Scholes-Merton formula and the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.
The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures.
Included within Selling, general and administrative expense for the three months ended March 31, 2006 is $11,996 of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $40,000, $34,000, and $8,000 for the fiscal years ending December 31, 2006, 2007, and 2008, respectively, of compensation costs for nonvested stock options previously granted to employees. See Item 1. “Financial Statements – Notes to Consolidated Financial Statements – Note 7” in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 for further information regarding the Company’s adoption of SFAS No. 123R.

Related Party Transactions
As of February 7, 2006, Fairford Holdings Limited (“Fairford”), the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 issued and outstanding shares of Class B common stock, notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. As of March 31, 2006, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of the Class B common stock was calculated using a value of Tracking LLC of $271,482.69 and 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).
Adoption of New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the Black-Scholes-Merton formula and the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

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
The Company’s principal executive officer and principal financial officer also conducted an evaluation of changes in the internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.
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

PART II — OTHER INFORMATION
Item 1 – Legal Proceedings.
The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business and are unrelated to Patent Enforcement.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
As of March 31, 2006, in connection with the conversion of shares of Class B common stock into shares of Class A common stock, the Company issued 1,100,812 shares of Class A common stock in exchange for 2,833,334 shares of Class B common stock in reliance on the exemption from the registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). See “Management’s Discussion and Analysis or Plan of Operation” for a description of the terms of the conversion of Class B common stock.
The Company believes that the conversion met all of the requirements of the exemption provided by Section 3(a)(9) of the Securities Act because (i) the Company was the issuer of both (a) shares of Class A common stock issued in the conversion and (b) shares of Class B common stock converted into shares of Class A common stock; (ii) the conversion involved an exchange exclusively with the Company’s existing security holders and did not involve any new consideration being paid by security holders; and (iii) the Company did not pay, and does not need to pay, any compensation for soliciting holders of Class B common stock to participate in the conversion.
Item 3 – Defaults Upon Senior Securities.
None
Item 4 – Submission of Matters to a Vote of Security Holders.
None
Item 5 – Other Information.
Conversion of Class B common stock
The Company has previously disclosed in its current and periodic reports filed with the Securities and Exchange Commission that, in connection with the merger between the Company and Centillion Data Systems, Inc. (“Centillion”) effective February 12, 2001, the Company issued 2,833,334 shares of Class B common stock to former Centillion stockholders. Pursuant to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), shares of Class B common stock could be converted into shares of Class A common stock at the election of the holders of more than 50% of the outstanding shares of Class B common stock. The number of shares of Class A common stock to be issued upon such conversion was to be determined by dividing the value of Centillion Data Systems, LLC, a wholly owned subsidiary of the Company (the “Tracking LLC”), by 88% of the average market price of Class A common stock determined pursuant to a formula set forth in the Certificate of Incorporation. For the purposes of the conversion, the value of the Tracking LLC was deemed to be the book value of the Tracking LLC less the book value of certain patents (the “Net Book Value”).
As of February 7, 2006, Fairford Holdings Limited (“Fairford”), the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 shares of issued and outstanding shares of Class B common stock, notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford.
Pursuant to the Certificate of Incorporation, the foregoing conversion of shares of Class B common stock into shares of Class A common stock was effective as of March 31, 2006. The Company had previously reported that as of March 31, 2006, the estimated unaudited Net Book Value of the Tracking LLC was approximately $231,232.
On May 12, 2006, the Company determined that as of March 31, 2006, the unaudited Net Book Value of the Tracking LLC was $271,482.69. Therefore, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of             shares of Class A common stock issued upon conversion of Class B common stock was calculated using 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).
Amendment to the Employment Agreement with Mr. Birbeck
On May 12, 2006, the board of directors of the Company approved an amendment to the Chief Executive Employment Agreement between John Birbeck and CTI Group (Holdings) Inc., dated September 13, 2005, whereby the limitation on months during which Mr. Birbeck, the Company’s President and Chief Executive Officer, would be reimbursed for the apartment rental and the provision for relocation expenses reimbursement for permanent housing to be provided to Mr. Birbeck were eliminated. Pursuant to the amended Chief Executive Employment Agreement, Mr. Birbeck will continue to be reimbursed for his apartment rental, which cannot exceed $1,800 per month without the Company’s prior approval, until he makes arrangements for permanent housing.
Bonus Awarded to the Company’s Executive Officers
On February 24, 2006, performance bonuses, relating to the fiscal year ended December 31, 2005, of $99,288 and $62,500 were paid to Mr. Hanuschek, Chief Financial Officer, and Mr. Birbeck, Chief Executive Officer, respectively. For further description of the Company’s executive compensation see Part III, Item 10. “Executive Compensation” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
Item 6 – Exhibits.
Exhibit 10.1-Chief Executive Employment Agreement between John Birbeck and CTI Group (Holdings) Inc. dated September 13, 2005, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
Exhibit 10.2- Amendment to Chief Executive Employment Agreement between John Birbeck and CTI Group (Holdings) Inc. dated May 12, 2006. *
Exhibit 10.3-Non-Employee Director Fee Structure incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on February 3, 2006.
Exhibit  10.4-Form of Incentive Stock Option Agreement incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on February 3, 2006.
Exhibit 10.5-Form of Nonqualified Stock Option Agreement incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on February 3, 2006.
Exhibit 10.6-Form of Stock Agreement incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on February 3, 2006.
Exhibit 11.1 Statement re computation of per share earnings, incorporated by reference to Note 5 to Consolidated Financial Statements
Exhibit 31.1-Chief Executive Officer Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2-Chief Financial Officer Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer
Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

*	Management contract, compensatory plan or arrangement.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Birbeck
John Birbeck	Date: May 15, 2006
Chief Executive Officer

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: May 15, 2006
Chief Financial Officer