Form 10QSB
period 2006-06-30
CTI GROUP HOLDINGS INC
filed 2006-08-14
CIK 355627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
As of August 9, 2006, the number of shares of Class A common stock, par value $.01, outstanding was 29,166,271 and the number of shares of Class B common stock, par value $.01, outstanding was 0. As of August 9, 2006, treasury stock constituted 140,250 shares of Class A common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2006

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$1,846,870	$1,617,004
Short-term investments	5,655,000	6,480,000

Total cash, cash equivalents, and short-term investments	7,501,870	8,097,004
Trade accounts receivable, less allowance for doubtful accounts of $33,831 and $30,021, respectively	2,310,735	2,478,067
Note and settlement receivable – short term	100,108	234,880
Prepaid expenses	242,944	372,885
Other current assets	15,383	20,905
Deferred income tax benefit	—	3,610

Total current assets	10,171,040	11,207,351

Restricted cash	462,275	429,700
Long term settlement receivable – net of current portion	576,709	631,353
Property, equipment, and software, net	2,034,142	2,243,623
Intangible assets, net	72,625	84,119
Other assets	76,300	76,300

Total assets	$13,393,091	$14,672,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$332,159	$487,603
Accrued expenses	1,021,185	1,101,306
Accrued wages and other compensation	883,458	1,101,743
Deferred revenue	1,495,592	1,390,617
Income tax payable	95,462	86,645
Deferred tax liability	7,636	—

Total current liabilities	3,835,492	4,167,914

Deferred revenue – long term	14,718	19,479

Total liabilities	3,850,210	4,187,393

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,166,271 issued and outstanding at June 30, 2006 and 28,065,459 issued and outstanding at December 31, 2005	291,663	280,655

Class B convertible common stock, par value $.01; 2,833,334 shares authorized; 0 issued and outstanding as of June 30, 2006 and 2,833,334 shares authorized, issued and outstanding as of December 31, 2005	—	28,333

Additional paid-in capital	25,342,721	25,271,951
Accumulated deficit	(15,916,755)	(14,834,331)
Other comprehensive income / (loss) – foreign currency translation	17,395	(69,412)
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	9,542,881	10,485,053

Total liabilities and stockholders’ equity	13,393,091	$14,672,446

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended
	June 30,
	2006	2005
Revenues:
Software sales, service fee and license fee revenue	$6,177,198	$6,280,034
Patent license fee and enforcement revenues	190,674	529,451

	6,367,872	6,809,485

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,938,107	1,684,399
Patent license fee and enforcement cost	604,511	402,971
Selling, general and administration	3,441,796	3,618,163
Research and development	1,098,080	1,016,385
Depreciation and amortization	530,298	529,658

Loss from operations	(1,244,920)	(442,091)

Other income / (expense)
Interest income	199,946	129,077
Other expense	(16,420)	—

Total other income	183,526	129,077

Loss from continuing operations before income taxes	(1,061,394)	(313,014)

Tax expense / (benefit)	21,030	(78,867)

Loss from continuing operations	(1,082,424)	(234,147)

Discontinued operations
Income from discontinued operations, net of tax	—	10,497
Gain on sale of discontinued operations, net of tax	—	370,268

Income from discontinued operations, net of tax	—	380,765

Net income / (loss)	(1,082,424)	146,618

Other comprehensive income
Foreign currency translation adjustment	86,807	(48,554)

Comprehensive income / (loss)	$(995,617)	$98,064

Basic and diluted net loss per common share from continuing operations	$(0.04)	$(0.01)

Basic and diluted net income per common share from discontinued operations	$0.00	$0.01

Basic and diluted net income / (loss) per common share	$(0.04)	$0.01

Basic weighted average common shares outstanding	28,770,584	27,762,007
Diluted weighted average common shares outstanding	28,770,584	28,553,637
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	June 30,
	2006	2005
Revenues:
Software sales, service fee and license fee revenue	$3,111,704	$3,099,358
Patent license fee and enforcement revenues	175,000	529,451

	3,286,704	3,628,809

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	888,994	879,076
Patent license fee and enforcement cost	243,987	262,395
Selling, general and administration	1,769,637	1,792,825
Research and development	503,749	500,382
Depreciation and amortization	262,567	280,150

Loss from operations	(382,230)	(86,019)

Other income / (expense)
Interest income	100,759	73,023
Other expense	(16,420)	—

Total other income	84,339	73,023

Loss from continuing operations before income taxes	(297,891)	(12,996)

Tax benefit	348	41,384

Net income / (loss)	(297,543)	28,388

Other comprehensive income
Foreign currency translation adjustment	72,682	(39,401)

Comprehensive loss	$(224,681)	$(11,013)

Basic and diluted net loss per common share from continuing operations	$(0.01)	$(0.00)

Basic and diluted net income / (loss) per common share	$(0.01)	$0.00

Basic weighted average common shares outstanding	29,026,021	27,895,143
Diluted weighted average common shares outstanding	29,026,021	28,685,171
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
		Revised – Note 3
	2006	2005
Cash flows from operating activities:
Net income / (loss)	$(1,082,424)	$146,618
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Income from discontinued operations	—	(10,497)
Gain on sale of discontinued operations	—	(370,268)
Provision for doubtful accounts	2,630	2,867
Deferred income taxes	10,817	58,684
Depreciation and amortization	530,298	529,658
Recognition of rent incentive benefit	(64,864)	(16,990)
Stock option grant expense	53,445	1,111
Changes in operating assets and liabilities:
Trade receivables	266,546	635,858
Note and settlement receivables	70,983	(206,818)
Prepaid expenses	135,056	(148,168)
Income taxes	4,619	161,490
Other assets	5,319	24,316
Accounts payable	(170,208)	(31,779)
Accrued expenses	(41,386)	121,196
Accrued wages and other compensation	(230,329)	(481,522)
Deferred revenue	(1,397)	(84,511)
Cash provided by discontinued operations	—	44,754

Cash provided by (used in) operating activities	(510,895)	375,999

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(308,233)	(535,885)
Increase in restricted cash	—	(477,752)
Purchases of short-term available for sale securities investments	(8,275,000)	(23,950,000)
Sales of short-term available for sale securities investments	9,100,000	24,150,000
Sale of discontinued assets	—	180,000
Cash received from payment of note receivable on sale of discontinued operations	119,000	75,000

Cash provided by (used in) investing activities	635,767	(558,637)

Cash flows provided by financing activities:
Exercise of stock options	—	368

Cash provided by financing activities	—	368

Effect of foreign currency exchange rates on cash and cash equivalents	104,994	(69,448)

Increase (Decrease) in cash and cash equivalents	229,866	(251,718)

Cash and cash equivalents, beginning of period	1,617,004	1,891,680

Cash and cash equivalents, end of period	$1,846,870	$1,639,962

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
Amortization expense of developed software amounted to $393,286 and $393,168 for the six months ended June 30, 2006 and 2005, respectively. Amortization expense of developed software amounted to $194,129 and $156,850 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense of developed software was presented as depreciation and amortization expense even though it relates to cost of sales.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
On January 21, 2005, the Company completed the sale of the Company’s discontinued assets and liabilities (see Note 6: Discontinued Operations). The sales price was $464,000 of which $180,000 in cash was received along with a non-interest bearing note of $284,000 payable in 12 monthly installments of $15,000 and a final monthly payment of $104,000. The Company imputed interest on the note at a rate of 6% and recorded a note receivable of $272,397. The note receivable was paid in full as of June 30, 2006.
During fiscal 2005, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $1,375,000 of which the Company received $400,000 of cash and accepted notes for the remaining $975,000. The Company recorded the remaining payments at a discount with imputed interest ranging from 7.83% to 8.00%. The settlement receivable as of June 30, 2006 amounted to $676,817.

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
The Company paid $14,938 in state income taxes for the six months ended June 30, 2006.
NOTE 3: Revisions
Revisions Related to Auction Rate Securities
During the fourth quarter of 2005, the Company determined that it was appropriate to classify its auction rate securities as short term investments. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7-35 days. Auction rate securities are considered highly liquid because of the auction process. The revision has no effect on the Company’s results of operations, total current assets, total assets, stockholders’ equity.
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
The Company revised its presentation of the cash flows for the six months ended June 30, 2005 to allow for accurate comparisons to the cash flows from operations for the six months ended June 30, 2006.

	June 30, 2005
	Reported	Revised
Cash and cash equivalents	$7,469,962	$1,639,962
Short-term investments	—	5,830,000
Operating cash flow	331,245	375,999
Investing cash flow	(758,637)	(558,637)
Change in cash and cash equivalents	(451,718)	(251,718)
Beginning cash and cash equivalents	7,921,680	1,891,680
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
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

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

	For the Three Months Ended		For the Six Months Ended
	2006	2005	2006	2005
Net income / (loss)	$(297,543)	$28,388	$(1,082,424)	$146,618

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,026,021	27,895,143	28,770,584	27,762,007
Additional common shares to be issued assuming exercise of stock options	—	790,028	—	791,630

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,026,021	28,685,171	28,770,584	28,553,637

Basic:
Net income / (loss) per share	$(0.01)	$0.00	$(0.04)	$0.01

Weighted average common shares outstanding	29,026,021	27,895,143	28,770,584	27,762,007

Diluted:
Net income / (loss) per share	$(0.01)	$0.00	$(0.04)	$0.01

Weighted average common and common equivalent shares outstanding	29,026,021	28,685,171	28,770,584	28,553,637

For the three and six months ended June 30, 2006, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued assuming exercise of stock options for the three and six months ended June 30, 2006 would be 286,849 and 228,910, respectively.
The Company had a series of Class B common stock that was convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock (see Note 6). The Class B common stock was a convertible participating security which was converted into 1,100,812 shares, excluding fractional shares, of Class A common stock as of March 31, 2006. Prior to the conversion date, Class B common stock would have been included in the computation of diluted earnings per share using the if-converted method since the utilization of such method resulted in no less dilution than if the two-class method of calculating earnings per share were used but was excluded for the six months ended June 30, 2006 due to the anti-dilutive effect resulting from the Company’s net loss.
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
Income / (losses) from discontinued operations include the following results for the quarters ended June 30:

	Three months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$10,497
Gain from operations	$—	$—	$—	$10,497
Other expense	$—	$—	$—	$—
Total net income from discontinued operations	$—	$—	$—	$10,497

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
The Company’s Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options to purchase, and restricted stock grants of, shares of the Company’s Class A common stock. Individuals eligible for participation in the Plan include designated officers and other employees (including employees who also serve as directors), non-employee directors, independent contractors and consultants who perform services for the Company. The terms of each grant under the Plan are determined by the Board of Directors, or a committee of the board administering the Plan, in accordance with the terms of the Plan. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options granted under the Plan typically become exercisable over a one to five year period. Generally, the options have various vesting periods, which include immediate and term vesting periods. On December 8, 2005, the Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders. The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan. As of June 30, 2006, no awards were granted under the Stock Incentive Plan.
In 2002, the Company’s stockholders authorized an additional 2,000,000 shares for grant under the Plan. In connection with the shares that can be issued under the Plan, the Company filed a registration statement on Form S-8. Such registration statement also covered certain options granted prior to the Merger, which were not granted under the Plan (“Outside Plan Stock Options”). At June 30, 2006, the Company had authorized 4,600,000 shares for grant under the Plan of which 2,227,500 were available for grant as of December 31, 2005. At June 30, 2006, the company had 1,987,000 options outstanding which included 110,000 Outside Plan Stock Options. At June 30, 2006, the Company had 1,396,625 options that were exercisable which included 110,000 Outside Plan Stock Options. On December 8, 2005, the Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders. In connection with the shares that can be issued under the Plan, the Company filed a registration statement on Form S-8. The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to the stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan.
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
The aggregate number of shares of Class A common stock that will be reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. As of June 30, 2006, no awards were granted under the Stock Incentive Plan.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, December 31, 2005	2,150,750	$0.21—$0.50	$0.32
Granted	—	—	—
Exercised	—	—	—
Cancelled	(163,750)	$0.21—$0.25	$0.24

Outstanding, June 30, 2006	1,987,000	$0.21—$0.50	$0.32

The following table summarizes options exercisable at June 30, 2006:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average Exercise	Intrinsic	Remaining
	Shares	Per Share	Price	Value	Contractual Term

June 30, 2006	1,396,625	$0.21 — $0.50	$0.34	283,536	7.54 years
The following table summarizes non-vested options:

Option
Shares
December 31, 2005	694,125
Granted	—
Cancelled	(66,250)
Vested	(37,500)

June 30, 2006	590,375

Included within Selling, general and administrative expense for the three and six months ended June 30, 2006 is $41,449 and $53,445, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company measured and recognized compensation expense using the intrinsic value method specified in APB 25 until January 1, 2006. As required under the provisions of SFAS No. 123R, “Share Based Payment,” the following table discloses the pro forma net income / (loss) and pro forma basic and diluted income / (loss) per share had the fair value method been applied to all stock awards for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income as reported	$28,388	$146,618
Stock-based employee compensation expense included in reported net income	—	—
Total stock-based employee compensation expense determined under fair value based method for all options	(27,077)	(54,153)

Proforma net income	$1,311	$92,465

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Basic and diluted income per share:
As reported	$0.00	$0.01
Proforma — basic and diluted	$0.00	$0.00
NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of June 30, 2006, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
NOTE 9: Contingencies
The Company is from time to time subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. As of June 30, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax expense for the six months ended June 30, 2006 of $21,030 was due to the taxable earnings before taxes of $70,099 realized in the United Kingdom during the six months ended June 30, 2006.
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
Telemanagment: Through its operations in the United Kingdom and Indianapolis and the utilization of the Proteus ™ products, the Company offers telemanagement software and services for end users to manage their usage of multi-media communications services and equipment.
Patent Enforcement Activities: Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights.
Reconciling items for operating income (loss) in the table below represent corporate expenses and depreciation.
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2006 and 2005 is shown in the following table.

	For Three Months Ended June 30, 2006					For Six Months Ended June 30, 2006
	Electronic					Electronic
	Invoice		Patent	Corporate		Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated	Management	Telemanagement	Enforcement	Allocation	Consolidated

Revenues	$1,745,565	$1,366,139	$175,000	$—	$3,286,704	$3,453,985	$2,723,213	$190,674	$—	$6,367,872
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,364,088	858,622	(68,987)	—	2,153,723	2,643,786	1,595,305	(413,837)	—	3,825,254
Depreciation and Amortization	241,593	9,021	5,748	6,205	262,567	488,189	18,204	11,495	12,410	530,298

Income (loss) from operations	458,076	(191,385)	(74,735)	(574,186)	(382,230)	703,749	(371,318)	(425,332)	(1,152,019)	(1,244,920)
Long-lived assets	1,960,083	535,196	649,334	77,438	3,222,051	1,960,083	535,196	649,334	77,438	3,222,051

	For Three Months Ended June 30, 2005					For Six Months Ended June 30, 2005
	Electronic					Electronic
	Invoice		Patent	Corporate		Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated	Management	Telemanagement	Enforcement	Allocation	Consolidated

Revenues	$1,817,771	$1,281,587	$529,451	$—	$3,628,809	$3,648,558	$2,631,476	$529,451	$—	$6,809,485
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,352,421	867,861	267,056	—	2,487,338	2,734,512	1,861,123	126,480	—	4,722,115
Depreciation and Amortization	230,802	40,395	5,748	3,205	280,150	432,859	80,644	11,495	4,660	529,658

Income (loss) from operations	288,988	1,085	261,308	(637,400)	(86,019)	598,762	137,480	114,985	(1,293,318)	(442,091)
Long-lived assets	2,487,651	524,991	249,779	74,673	3,337,094	2,487,651	524,991	249,779	74,673	3,337,094

The following table presents net revenues by geographic location.

	For Three Months Ended June 30, 2006			For Six Months Ended June 30, 2006
	United	United		United	United
	States	Kingdom	Consolidated	States	Kingdom	Consolidated

Revenues	$2,029,253	$1,257,451	$3,286,704	$3,849,528	$2,518,344	$6,367,872

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,337,178	816,545	2,153,723	2,280,748	1,544,506	3,825,254
Depreciation and Amortization	255,772	6,795	262,567	516,221	14,077	530,298
Income (loss) from operations	(381,254)	(976)	(382,230)	(1,299,465)	54,545	(1,244,920)
Long-lived assets	2,686,855	535,196	3,222,051	2,686,855	535,196	3,222,051

	For Three Months Ended June 30, 2005			For Six Months Ended June 30, 2005
	United	United		United	United
	States	Kingdom	Consolidated	States	Kingdom	Consolidated

Revenues	$2,449,019	$1,179,790	$3,628,809	$4,334,205	$2,475,280	$6,809,485
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,688,900	798,438	2,487,338	2,962,287	1,759,828	4,722,115
Depreciation and Amortization	240,156	39,994	280,150	449,815	79,843	529,658
Income / (loss) from operations	(102,945)	16,926	(86,019)	(635,761)	193,670	(442,091)
Long-lived assets	2,812,103	524,991	3,337,094	2,812,103	524,991	3,337,094

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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations. The Company reported revenue in the EIM segment of $3.5 million and $3.6 million in the six months ended June 30, 2006 and 2005, respectively, and Telemanagement revenue of $2.7 million and $2.6 million in the six months ended June 30, 2006 and 2005, respectively, compared to approximately $190 thousand and $529 thousand in license fee revenue and enforcement settlements in the six months ended June 30, 2006 and June 30, 2005, respectively.
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
Conversion of Shares of Class B Common Stock into Shares of Class A Common Stock
The Company had a series of Class B common stock that was convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the average quoted market value of the Company’s Class A common stock as defined in the Certificate of Incorporation. In the six months ended June 30, 2006, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of the Class B common stock was calculated using a value of Tracking LLC of $271,482.69 and 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).
Financial Condition
In the six months ended June 30, 2006, the Company experienced a change in its financial condition as a result of a net loss of $1,082,424 primarily attributable to a reduction in revenue and an increase in cost of goods sold. At June 30, 2006, cash, cash equivalents, and short term investments were $7,501,870 compared to $8,097,004 at December 31, 2005, and the decrease was primarily attributable to the $1,082,424 loss in the six months ended June 30, 2006. The Company realized a decline in net current assets (current assets less current liabilities) of $703,889 which is primarily attributable to the aforementioned net loss. The Company realized deterioration in stockholders’ equity of $942,172 primarily as a result of the net loss reported for the six months ended June 30, 2006. The Company generates approximately 43% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved by approximately 7.6% in relation to the US dollar in the six months ended June 30, 2006.
Results of Operations (Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005)
Revenues
Revenues from operations for the six months ended June 30, 2006 decreased $441,613, or 6.5%, to $6,367,872 as compared to $6,809,485 for the six months ended June 30, 2005. The decrease in revenue was primarily the result of a decrease in the Patent license fee and enforcement revenues of $338,777 combined with a $194,573 decrease in EIM segment revenues. The decrease in the Patent license fee and enforcement revenues is related to the uncertainty of the timing and size of the resolution of patent enforcement activities. The EIM segment revenues decrease for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is due to a reduction in processing of data for existing customers. Telemanagement segment revenues increased $91,737 for the six months ended June 30, 2006 compared to the six months ended June 30, 3005. The Company earns a substantial portion of its revenue from a single EIM segment customer. This customer represented 40.3% of the revenues for the six months ended June 30, 2006 and 40.2% for the six months ended June 30, 2005.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2006 increased $253,708, or 15.1%, to $1,938,107 as compared to $1,684,399 for the six months ended June 30, 2005. Telemanagement cost of products and services was increased by $215,982 which is primarily due to costs associated with implementations in South Africa. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 31.4% of revenue for the six months ended June 30, 2006 as compared to 26.8% of revenue for the six months ended June 30, 2005.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the six months ended June 30, 2006 increased by $201,540, or 50.0%, to $604,511 as compared to $402,971 for the six months ended June 30, 3005. The increase was primarily due to increased legal expense incurred in six months ended June 30, 2006 compared to the six months ended June 30, 2005.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the six months ended June 30, 2006 decreased $176,367, or 4.9%, to $3,441,796 compared to $3,618,163 for the six months ended June 30, 2005. The decrease was primarily attributable to decreased director fees, and accounting and professional fees.
Research and Development Expense
Research and development expense for the six months ended June 30, 2006 increased $81,695, or 8.0% to $1,098,080 as compared to $1,016,385 for the six months ended June 30, 2005. The increase in expense was primarily due to the reduction in development costs capitalized in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2006 increased $640, or 0.1%, to $530,298 from $529,658 in the six months ended June 30, 2005. This increase was primarily associated with depreciation expense associated with new office furniture obtained in June, 2005.
Amortization expense of developed software amounted to $393,286 and $393,168 for the six months ended June 30, 2006 and 2005, respectively. Amortization expense of developed software relates to cost of sales.
Other Income and Expense
Interest income increased $70,869, or 54.9%, to $199,946 for the six months ended June 30, 2006 compared to $129,077 for the six months ended June 30, 2005. The increase in interest income was associated with increased interest rate return realized for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Other expense of $16,420 for the six months ended June 30, 2006 related to the disposal of an asset that was no longer in service.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of June 30, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax expense for the six months ended June 30, 2006 of $21,030 was due to the taxable earnings before taxes of $70,099 realized in the United Kingdom during the six months ended June 30, 2006.
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
Results of Operations (Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005)
Revenues
Revenues from operations for the three months ended June 30, 2006 decreased $342,105, or 9.4%, to $3,286,704 as compared to $3,628,809 for the three months ended June 30, 2005. The decrease in revenue was primarily the result of a decrease in the Patent license fee and enforcement revenue of $354,451 in combination with a decrease of $72,206 in EIM segment revenues. The decrease in the Patent license fee and enforcement revenues is related to the uncertainty of the timing and size of the resolution of patent enforcement activities. The EIM segment revenues decrease for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is due to a reduction in processing of data for existing customers. Telemanagement segment revenues increased $84,552 for the three months ended June 30, 2006 compared to the three months ended June 30, 3005. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 39.3% of the revenues for the three months ended June 30, 2006 and 37.9% for the three months ended June 30, 2005.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2006 increased $9,918, or 1.1%, to $888,994 as compared to $879,076 for the three months ended June 30, 2005. Telemanagement cost of products and services was increased by $215,982 which is primarily due to costs associated with implementations in South Africa and Europe. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 28.6% of revenue for the three months ended June 30, 2006 as compared to 28.4% of revenue for the three months ended June 30, 2005.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended June 30, 2006 decreased by $18,408, or 7.0%, to $243,987 as compared to $262,395 for the three months ended June 30, 3005. The decrease was primarily due to decreased legal contingency expense incurred in three months ended June 30, 2006 compared to the three months ended June 30, 2005.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended June 30, 2006 decreased $23,188, or 12.9%, to $1,769,637 compared to $1,792,825 for the three months ended June 30, 2005. The decrease was primarily attributable to decreased director fees, and accounting and professional fees.

Research and Development Expense
Research and development expense for the three months ended June 30, 2006 increased $3,367, or 0.7%, to $503,749 as compared to $500,382 for the three months ended June 30, 2005. The increase in expense was primarily due to the reduction in development costs capitalized in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2006 decreased $17,583, or 6.3%, to $262,567 from $280,150 in the three months ended June 30, 2005. The decrease is associated with the intangible for the customer base in the United Kingdom being fully amortized by December 31, 2005.
Amortization expense of developed software amounted to $194,129 and $156,850 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense of developed software relates to cost of sales.
Other Income and Expense
Interest income increased $27,736, or 38.0%, to $100,759 for the three months ended June 30, 2006 compared to $73,023 for the three months ended June 30, 2005. The increase in interest income was associated with increased interest rate return realized for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
Other expense of $16,420 for the three months ended June 30, 2006 related to the disposal of an asset that was no longer in service.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of June 30, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax benefit of $41,384 for the three months ended June 30, 2005 was due to the reversal of a $50,000 reserve upon the completion of a state tax audit. The Company established the reserve in the year ended December 31, 2002 relating to the risk due to the audit and reversed it upon completion of the audit in 2005. UK tax expense of $8,616 in connection with the taxable profit realized in the United Kingdom during the three months ended June 30, 2005 partially off-set the tax benefits recorded
The tax benefit for the three months ended June 30, 2006 of $348 was due to the taxable loss before taxes of $1,158 realized in the United Kingdom during the three months ended June 30, 2006.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash, cash equivalents, and short-term investments decreased $595,134, or 7.4%, to $7,501,870 as of June 30, 2006 compared to $8,097,004 as of December 31, 2005. The decrease in cash, cash equivalents, and short-term investments during the six months ended June 30, 2006 was predominately related to cash used in operating activities of $510,895 which was primarily associated with the Company’s net loss for the six months ended June 30, 2006 of $1,082,424. For the six months ended June 30, 2006, cash flow provided by investing activities amounted to $635,767 which was primarily related to the net liquidation of $825,000 of auction rate securities.
Cash is generated from or utilized in the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-QSB). The EIM, Telemanagement, and Patent Enforcement segments represented income / (loss) from operations for the six months ended June 30, 2006 of $703,749, $(371,318), and $(425,332), respectively. The Corporate Allocation expense generated an operating loss of $(1,152,019) for the six months ended June 30, 2006. The United States location generated a loss from operations for the six months ended June 30, 2006 of $(1,299,465) which was primarily related to the loss incurred in the Corporate Allocation expense and Patent Enforcement segment combined with a $(425,692) loss from the Telemanagement segment in the US. The Telemanagement segment incurred a loss due to costs associated with the launch of the ProteusTM product in the United States. The United Kingdom location generated income from operations for the same period of $54,545.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $2.6 million and $2.7 million in the six months ended June 30, 2006 and June 30, 2005, respectively (40.3% of revenue for the six months ended June 30, 2006 and 40.2% or revenue for the six months ended June 30, 2005). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
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
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 7. “Financial Statements — Notes to Consolidated Financial Statements — Note 1” in the Company’s Annual Report on Form10-KSB for the year ended December 31, 2005.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of June 30, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.

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
Included within Selling, general and administrative expense for the six months ended June 30, 2006 is $53,445 of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $86,000, $80,000, and $8,000 for the fiscal years ending December 31, 2006, 2007, and 2008, respectively, of compensation costs for nonvested stock options previously granted to employees. See Item 1. “Financial Statements — Notes to Consolidated Financial Statements — Note 7” in the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 for further information regarding the Company’s adoption of SFAS No. 123R.
Related Party Transactions
As of February 7, 2006, Fairford Holdings Limited (“Fairford”), the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 issued and outstanding shares of Class B common stock, notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. As of March 31, 2006, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of the Class B common stock was calculated using the estimated unaudited book value of Tracking LLC of $271,482.69 and 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).
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
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

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
Item 1 — Legal Proceedings.
The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business and are unrelated to Patent Enforcement.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3 — Defaults Upon Senior Securities.
None
Item 4 — Submission of Matters to a Vote of Security Holders.
None
Item 5 — Other Information.
None
Item 6 — Exhibits.

Exhibit 11.1—	Statement re computation of per share earnings, incorporated by reference to Note 5 to Consolidated Financial Statements

Exhibit 31.1—	Chief Executive Officer Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2—	Chief Financial Officer Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1—	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2—	Section 1350 Certification of the Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Birbeck

John Birbeck	Date: August 14, 2006
Chief Executive Officer

/s/ Manfred Hanuschek

Manfred Hanuschek	Date: August 14, 2006
Chief Financial Officer