Form 10QSB
period 2006-09-30
CTI GROUP HOLDINGS INC
filed 2006-11-14
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
As of November 9, 2006, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271 and the number of shares of Class B common stock, par value $.01 per share, outstanding was 0. As of November 9, 2006, treasury stock constituted 140,250 shares of Class A common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

ITEM		PAGE
NO.		NO.
Forward Looking Statements		3

PART I — Financial Information
1.	Financial Statements
	Consolidated balance sheets at September 30, 2006 (unaudited) and December 31, 2005	4
	Consolidated statements of operations (unaudited) for the nine months ended September 30, 2006 and September 30, 2005	5
	Consolidated statements of operations (unaudited) for the three months ended September 30, 2006 and September 30, 2005	6
	Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2006 and September 30, 2005	7
	Notes to consolidated financial statements (unaudited)	8-18
2.	Management’s Discussion and Analysis or Plan of Operation	19-27
3.	Controls and Procedures	28

PART II — Other Information
1.	Legal Proceedings	29
2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
3.	Defaults Upon Senior Securities	29
4.	Submission of Matters to a Vote of Security Holders	29
5.	Other Information	29
6.	Exhibits	29

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
The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Form 10-QSB to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: the Company’s ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-QSB.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$1,716,902	$1,617,004
Short-term investments	5,430,000	6,480,000

Total cash, cash equivalents, and short-term investments	7,146,902	8,097,004
Trade accounts receivable, less allowance for doubtful accounts of $35,888 and $30,021, respectively	1,782,258	2,478,067
Note and settlement receivable — short term	189,198	234,880
Prepaid expenses	449,766	372,885
Other current assets	22,024	20,905
Income tax receivable	27,374	—
Deferred income tax benefit	—	3,610

Total current assets	9,617,522	11,207,351

Restricted cash	467,900	429,700
Long term settlement receivable — net of current portion	793,194	631,353
Property, equipment, and software, net	1,908,982	2,243,623
Intangible assets, net	66,877	84,119
Other assets	76,300	76,300

Total assets	$12,930,775	$14,672,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$216,757	$487,603
Accrued expenses	922,974	1,101,306
Accrued wages and other compensation	713,766	1,101,743
Deferred revenue	1,360,278	1,390,617
Income tax payable	—	86,645
Deferred tax liability	16,834	—

Total current liabilities	3,230,609	4,167,914

Deferred revenue — long term	12,369	19,479

Total liabilities	3,242,978	4,187,393

Commitments and contingencies

Stockholders’ equity

Class A common stock, par value $.01; 47,166,666 shares authorized; 29,178,271 issued and outstanding at September 30, 2006 and 28,065,459 issued and outstanding at December 31, 2005	291,783	280,655

Class B convertible common stock, par value $.01; 2,833,334 shares authorized; 0 issued and outstanding as of September 30, 2006 and 2,833,334 shares authorized, issued and outstanding as of December 31, 2005	—	28,333

Additional paid-in capital	25,358,928	25,271,951
Accumulated deficit	(15,803,604)	(14,834,331)
Other comprehensive income / (loss) — foreign currency translation	32,833	(69,412)
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	9,687,797	10,485,053

Total liabilities and stockholders’ equity	$12,930,775	$14,672,446

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended
	September 30,
	2006	2005

Revenues:
Software sales, service fee and license fee revenue	$9,020,894	$9,542,742
Patent license fee and enforcement revenues	522,921	1,346,757

	9,543,815	10,889,499

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,668,966	2,692,296
Patent license fee and enforcement cost	763,396	818,279
Selling, general and administration	5,123,378	5,441,360
Research and development	1,445,758	1,581,386
Depreciation and amortization	785,800	817,566

Loss from operations	(1,243,483)	(461,388)

Other income / (expense)
Interest income	300,519	201,610
Other expense	(28,369)	—

Total other income	272,150	201,610

Loss from continuing operations before income taxes	(971,333)	(259,778)

Tax benefit	2,060	36,176

Loss from continuing operations	(969,273)	(223,602)

Discontinued operations
Income from discontinued operations, net of tax	—	10,497
Gain on sale of discontinued operations, net of tax	—	370,268

Income from discontinued operations, net of tax	—	380,765

Net income / (loss)	(969,273)	157,163

Other comprehensive income
Foreign currency translation adjustment	102,244	(57,327)

Comprehensive income / (loss)	$(867,029)	$99,836

Basic and diluted net loss per common share from continuing operations	$(0.03)	$(0.01)

Basic and diluted net income per common share from discontinued operations	$—	$0.01

Basic and diluted net income / (loss) per common share	$(0.03)	$0.01

Basic weighted average common shares outstanding	28,857,218	27,806,895
Diluted weighted average common shares outstanding	28,857,218	28,530,896
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	September 30,
	2006	2005
Revenues:
Software sales, service fee and license fee revenue	$2,843,696	$3,262,707
Patent license fee and enforcement revenues	332,248	817,306

	3,175,944	4,080,013

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	730,859	1,007,898
Patent license fee and enforcement cost	158,885	415,308
Selling, general and administration	1,681,580	1,823,198
Research and development	347,679	565,000
Depreciation and amortization	255,501	287,908

Income / (loss) from operations	1,440	(19,299)

Other income / (expense)
Interest income	100,573	72,533
Other expense	(11,949)	—

Total other income	88,624	72,533

Income from continuing operations before income taxes	90,064	53,234

Tax benefit / (expense)	23,086	(42,689)

Net income	113,150	10,545

Other comprehensive income
Foreign currency translation adjustment	15,437	(8,773)

Comprehensive income	$128,587	$1,772

Basic and diluted net income per common share from continuing operations	$0.00	$0.00

Basic and diluted net income per common share	$0.00	$0.00

Basic weighted average common shares outstanding	29,027,660	27,895,209
Diluted weighted average common shares outstanding	29,300,817	28,296,340
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
		Revised — Note 3
	2006	2005
Cash flows from operating activities:
Net income / (loss)	$(969,273)	$157,163
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Provision for doubtful accounts	3,907	4,179
Deferred income taxes	28,744	48,335
Depreciation and amortization	785,800	817,566
Recognition of rent incentive benefit	(97,296)	(48,832)
Stock option grant expense	67,252	1,666
Loss on disposal of property and equipment	12,590	—
Income from discontinued operations	—	(10,497)
Gain on sale of discontinued operations	—	(370,268)
Changes in operating assets and liabilities:
Trade receivables	1,048,445	(458,465)
Note and settlement receivables	(234,593)	(788,616)
Prepaid expenses	(87,040)	(168,549)
Income taxes	(163,063)	214,804
Other assets	(1,340)	11,567
Accounts payable	(339,481)	(35,243)
Accrued expenses	(148,878)	315,480
Accrued wages and other compensation	(448,318)	(267,377)
Deferred revenue	(222,749)	980,474
Cash provided by discontinued operations	—	44,754

Cash provided by (used in) operating activities	(765,293)	448,141

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(483,712)	(638,543)
Purchases of short-term available for sale securities investments	(12,750,000)	(24,450,000)
Sales of short-term available for sale securities investments	13,800,000	24,150,000
Cash received from payment of note receivable on sale of discontinued operations	119,000	120,000
Increase in restricted cash	—	(464,375)
Sale of discontinued assets	—	180,000

Cash provided by (used in) investing activities	685,288	(1,102,918)

Cash flows provided by financing activities:
Exercise of stock options	2,520	368

Cash provided by financing activities	2,520	368

Effect of foreign currency exchange rates on cash and cash equivalents	177,383	(73,156)

Increase (decrease) in cash and cash equivalents	99,898	(727,565)

Cash and cash equivalents, beginning of period	1,617,004	1,891,680

Cash and cash equivalents, end of period	1,716,902	1,164,115

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
Amortization expense of developed software amounted to $584,650 and $550,018 for the nine months ended September 30, 2006 and 2005, respectively. Amortization expense of developed software amounted to $195,029 and $196,700 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense of developed software was presented as depreciation and amortization expense even though it relates to cost of sales.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
On January 21, 2005, the Company completed the sale of the Company’s discontinued assets and liabilities (see Note 6: Discontinued Operations). The sales price was $464,000 of which $180,000 in cash was received along with a non-interest bearing note of $284,000 payable in 12 monthly installments of $15,000 and a final monthly payment of $104,000. The Company imputed interest on the note at a rate of 6% and recorded a note receivable of $272,397. The note receivable was paid in full as of September 30, 2006.
During fiscal 2005, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $1,375,000 of which the Company received $400,000 of cash and accepted notes for the remaining $975,000. The Company recorded the remaining payments at a discount with imputed interest ranging from 7.83% to 8.00%.

During fiscal 2006, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $400,000 of which the Company received $40,000 of cash and accepted notes for the remaining $360,000. The Company recorded the remaining payments at a discount at an imputed interest rate of 9.25%. The settlement receivable as of September 30, 2006 amounted to $982,392.
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
The Company paid $14,938 in state income taxes and $86,803 in foreign income tax for the nine months ended September 30, 2006.
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
The Company revised its presentation of the cash flows for the nine months ended September 30, 2005 to allow for accurate comparisons to the cash flows from operations for the nine months ended September 30, 2006.

	September 30, 2005
	Reported	Revised
Cash and cash equivalents	$7,494,115	$1,164,115
Short-term investments	—	6,330,000
Operating cash flow	403,387	448,141
Investing cash flow	(802,918)	(1,102,918)
Change in cash and cash equivalents	(427,565)	(727,565)
Beginning cash and cash equivalents	7,921,680	1,891,680
NOTE 4: New Accounting Pronouncements

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The Company is reviewing the impact that adopting SFAS No. 157 will have on its financial statements. SFAS No. 157 is effective for the Company beginning in the 2008 first quarter.
The FASB also issued Statement No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and applies to all Plan sponsors who offer defined benefit postretirement benefit plans. For purposes of providing employees with retirement benefits, the Company maintains a defined contribution retirement plan and does not utilize defined benefit pension or other postretirement benefit plans. Therefore, SFAS No. 158 will not impact the Company’s financial statements as it does not change the accounting and reporting with respect to defined contribution plans.
In addition, in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 acknowledges the existing diversity in practice in this area and discusses the techniques commonly used to accumulate and quantify misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover method” and the “iron curtain method.” The rollover method quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, regardless of the misstatement’s period(s) of origin. In SAB No. 108, the SEC established an approach (i.e., the “dual approach”) that requires quantifying errors under both the rollover and iron curtain methods and evaluating the misstatement of the current year financial statements calculated under each approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has yet to determine the impact of the adoption of SAB No. 108 in the 2006 fourth quarter.
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

	For the Three Months Ended		For the Nine Months Ended
	2006	2005	2006	2005
Net income / (loss)	$113,150	$10,545	$(969,273)	$157,163

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,027,660	27,895,209	28,857,218	27,806,895
Additional common shares to be issued assuming exercise of stock options	273,157	401,131	—	724,001

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,300,817	28,296,340	28,857,218	28,530,896

Basic:
Net income / (loss) per share	$0.00	$0.00	$(0.03)	$0.01

Weighted average common shares outstanding	29,027,660	27,895,209	28,857,218	27,806,895

Diluted:
Net income / (loss) per share	$0.00	$0.00	$(0.03)	$0.01

Weighted average common and common equivalent shares outstanding	29,300,817	28,296,340	28,857,218	28,530,896

For the nine months ended September 30, 2006, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued assuming exercise of stock options for the nine months ended September 30, 2006 would be 223,338.
The Company had a series of Class B common stock that was convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock (see Note 6). The Class B common stock was a convertible participating security which was converted into 1,100,812 shares, excluding fractional shares, of Class A common stock as of March 31, 2006. Prior to the conversion date, Class B common stock would have been included in the computation of diluted earnings per share using the if-converted method since the utilization of such method resulted in no less dilution than if the two-class method of calculating earnings per share were used but was excluded for the nine months ended September 30, 2006 due to the anti-dilutive effect resulting from the Company’s net loss.
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
The Company’s Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options to purchase, and restricted stock grants of, shares of the Company’s Class

A common stock. Individuals eligible for participation in the Plan include designated officers and other employees (including employees who also serve as directors), non-employee directors, independent contractors and consultants who perform services for the Company. The terms of each grant under the Plan are determined by the Board of Directors, or a committee of the board administering the Plan, in accordance with the terms of the Plan. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options granted under the Plan typically become exercisable over a one to five year period. Generally, the options have various vesting periods, which include immediate and term vesting periods. On December 8, 2005, the Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders. The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan. As of September 30, 2006, no awards were granted under the Stock Incentive Plan.
In 2002, the Company’s stockholders authorized an additional 2,000,000 shares for grant under the Plan. In connection with the shares that can be issued under the Plan, the Company filed a registration statement on Form S-8. Such registration statement also covered certain options granted prior to the Merger, which were not granted under the Plan (“Outside Plan Stock Options”). The Company is authorized to issue 4,600,000 shares of Class A common stock under the Plan of which 2,422,750 were available for grant as of September 30, 2006. At September 30, 2006, the Company had options to purchase 1,943,500 shares of Class A common stock outstanding which included 110,000 Outside Plan Stock Options. The Company had options to purchase 1,500,813 shares of Class A common stock that were exercisable as of September 30, 2006 which included 110,000 Outside Plan Stock Options. On December 8, 2005, the Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders. In connection with the shares that can be issued under the Plan, the Company filed a registration statement on Form S-8. The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to the stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan.
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
The aggregate number of shares of Class A common stock that will be reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. As of September 30, 2006, no awards were granted under the Stock Incentive Plan.
Information with respect to options is as follows:

		Exercise
		Price Range	Weighted Average
	Options Shares	Per Share	Exercise Price
Outstanding, December 31, 2005	2,150,750	$0.21-$0.50	$0.32
Granted	—	—	—
Exercised	(12,000)	—	—
Cancelled	(195,250)	$0.21-$0.25	$0.24

Outstanding, September 30, 2006	1,943,500	$0.21-$0.50	$0.32

The following table summarizes options exercisable at September 30, 2006:

		Exercise Price Range	Weighted Average	Aggregate Intrinsic	Weighted Remaining
	Option Shares	Per Share	Exercise Price	Value	Contractual Term
September 30, 2006	1,500,813	$0.21 — $0.50	$0.34	350,498	6.91 years
The following table summarizes non-vested options:

Option Shares
December 31, 2005	694,125
Granted	—
Cancelled	(84,874)
Vested	(166,563)

September 30, 2006	442,688

Included within Selling, general and administrative expense for the three and nine months ended September 30, 2006 is $13,807 and $67,252, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company measured and recognized compensation expense using the intrinsic value method specified in APB 25 until January 1, 2006. As required under the provisions of SFAS No. 123R, “Share Based Payment,” the following table discloses the pro forma net income / (loss) and pro forma basic and diluted income / (loss) per share had the fair value method been applied to all stock awards for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income as reported	$10,545	$157,163
Stock-based employee compensation expense included in reported net income	—	—
Total stock-based employee compensation expense determined under fair value based method for all options	(151,967)	(205,949)

Proforma net loss	$(141,422)	$(48,786)

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Basic and diluted income per share:
As reported	$0.00	$0.01
Proforma — basic and diluted	$(0.01)	$(0.00)
NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry—standard provisions including our right to replace the infringing product. As of September 30, 2006, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
NOTE 9: Contingencies

The Company is from time to time subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. As of September 30, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax benefit for the nine months ended September 30, 2006 of $2,060 was due to the United Kingdom operations during the nine months ended September 30, 2006.
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
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2006 and 2005 is shown in the following table.

	For Three Months Ended September 30, 2006					For Nine Months Ended September 30, 2006

	Electronic					Electronic
	Invoice		Patent	Corporate		Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated	Management	Telemanagement	Enforcement	Allocation	Consolidated

Revenues	$1,463,484	$1,380,212	$332,248	$—	$3,175,944	$4,917,469	$4,103,425	$522,921	$—	$9,543,815
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,168,095	944,742	173,363	—	2,286,200	3,811,881	2,540,047	(240,475)	—	6,111,453
Depreciation and Amortization	234,940	9,078	5,748	5,735	255,501	723,130	27,282	17,243	18,145	785,800

Income (loss) from operations	451,315	(186,072)	167,615	(431,418)	1,440	1,155,062	(557,389)	(257,718)	(1,583,438)	(1,243,483)
Long-lived assets	1,811,643	569,553	860,072	71,985	3,313,253	1,811,643	569,553	860,072	71,985	3,313,253

	For Three Months Ended September 30, 2005					For Nine Months Ended September 30, 2005

	Electronic					Electronic
	Invoice		Patent	Corporate		Invoice		Patent	Corporate
	Management	Telemanagement	Enforcement	Allocation	Consolidated	Management	Telemanagement	Enforcement	Allocation	Consolidated

Revenues	$1,873,586	$1,389,121	$817,306	$—	$4,080,013	$5,522,144	$4,020,598	$1,346,757	$—	$10,889,499
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,324,641	930,168	401,998	—	2,656,807	4,059,154	2,791,292	528,478	—	7,378,924
Depreciation and Amortization	239,502	37,635	5,748	5,023	287,908	672,361	118,279	17,243	9,683	817,566

Income (loss) from operations	220,653	40,466	396,250	(676,668)	(19,299)	819,413	177,948	511,235	(1,969,984)	(461,388)
Long-lived assets	2,336,732	481,044	751,199	91,185	3,660,160	2,336,732	481,044	751,199	91,185	3,660,160

The following table presents net revenues by geographic location.

	For Three Months Ended September 30, 2006			For Nine Months Ended September 30, 2006

	United States	United Kingdom	Consolidated	United States	United Kingdom	Consolidated

Revenues	$1,956,225	$1,219,719	$3,175,944	$5,805,752	$3,738,063	$9,543,815

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,464,261	821,939	2,286,200	3,745,008	2,366,445	6,111,453
Depreciation and Amortization	248,409	7,092	255,501	764,631	21,169	785,800
Income (loss) from operations	95,076	(93,636)	1,440	(1,204,392)	(39,091)	(1,243,483)
Long-lived assets	2,743,700	569,553	3,313,253	2,743,700	569,553	3,313,253

	For Three Months Ended September 30, 2005			For Nine Months Ended September 30, 2005

	United States	United Kingdom	Consolidated	United States	United Kingdom	Consolidated

Revenues	$2,727,587	$1,352,426	$4,080,013	$7,061,793	$3,827,706	$10,889,499
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,738,002	918,805	2,656,807	4,700,291	2,678,633	7,378,924
Depreciation and Amortization	250,765	37,143	287,908	700,580	116,986	817,566
Income / (loss) from operations	(149,463)	130,164	(19,299)	(785,173)	323,835	(461,338)
Long-lived assets	3,179,116	481,044	3,660,160	3,179,116	481,044	3,660,160

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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations. The Company reported revenue in the EIM segment of $4.9 million and $5.5 million in the nine months ended September 30, 2006 and 2005, respectively, and Telemanagement revenue of $4.1 million and $4.0 million in the nine months ended September 30, 2006 and 2005, respectively, compared to approximately $523 thousand and $1.3 million in license fee revenue and enforcement settlements in the nine months ended September 30, 2006 and September 30, 2005, respectively.
Both the Patent Enforcement and the EIM segments have realized decreases in revenue for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in the Patent license fee and enforcement revenues is related to the timing and size of the resolution of patent enforcement activities. The EIM segment revenues decrease for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily attributable to a reduction in processing of data for existing customers.
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
Conversion of Shares of Class B Common Stock into Shares of Class A Common Stock
The Company had a series of Class B common stock that was convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the average quoted market value of the Company’s Class A common stock as defined in the Certificate of Incorporation. In the nine months ended September 30, 2006, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of the Class B common stock was calculated using a value of Tracking LLC of $271,482.69 and 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).
Financial Condition

In the nine months ended September 30, 2006, the Company experienced a change in its financial condition as a result of a net loss of $969,273 primarily attributable to a reduction in revenues. At September 30, 2006, cash, cash equivalents, and short term investments were $7,146,902 compared to $8,097,004 at December 31, 2005, and such decrease was primarily attributable to the $969,273 loss in the nine months ended September 30, 2006. The Company realized a decline in net current assets (current assets less current liabilities) of $652,524 which is primarily attributable to the aforementioned decline in cash, cash equivalents and short term investments. The Company realized deterioration in stockholders’ equity of $797,256 primarily as a result of the net loss reported for the nine months ended September 30, 2006. The Company generates approximately 39% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved by approximately 8.9% in relation to the US dollar in the nine months ended September 30, 2006.
Results of Operations (Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005)
Revenues
Revenues from operations for the nine months ended September 30, 2006 decreased $1,345,684, or 12.4%, to $9,543,815 as compared to $10,889,499 for the nine months ended September 30, 2005. The decrease in revenue was primarily the result of a decrease in the Patent license fee and enforcement revenues of $823,836 combined with a $604,675 decrease in EIM segment revenues. The decrease in the Patent license fee and enforcement revenues is related to the timing and size of the resolution of patent enforcement activities. The EIM segment revenues decrease for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily attributable to a reduction in processing of data for existing customers. Telemanagement segment revenues increased $82,827 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in Telemanagement segment revenues is primarily associated with increased revenues derived from US Telemanagement segment activities due to the Company’s increased sales and marketing focus on the US market. The Company earns a substantial portion of its revenue from a single EIM segment customer. This customer represented 39.9% of the revenues for the nine months ended September 30, 2006 and 38.1% for the nine months ended September 30, 2005.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2006 decreased $23,330, or 0.9%, to $2,668,966 as compared to $2,692,296 for the nine months ended September 30, 2005. EIM costs of products and services decreased by $357,402 primarily related to a decrease in the size of the EIM support staff. Telemanagement cost of products and services was increased by $334,072 which is primarily due to costs associated with implementations in South Africa and increased staff size to support the US launch of new versions of the Company’s Telemanagement products. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 29.6% of revenue for the nine months ended September 30, 2006 as compared to 28.2% of revenue for the nine months ended September 30, 2005.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the nine months ended September 30, 2006 decreased by $54,883, or 6.7%, to $763,396 as compared to $818,279 for the nine months ended September 30, 3005. The decrease was primarily due to decreased legal contingency fees incurred related to the decrease in patent enforcement revenue in nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased $317,982, or 5.8%, to $5,123,378 compared to $5,441,360 for the nine months ended September 30, 2005. The decrease was primarily attributable to decreased director and accounting fees. The Company has experienced exchange rate losses for nine months ended September 30, 2006 that have been offset by a decrease in the incentive compensation accrual.
Research and Development Expense
Research and development expense for the nine months ended September 30, 2006 decreased $135,628, or 8.6% to $1,445,758 as compared to $1,581,386 for the nine months ended September 30, 2005. The decrease in expense was primarily due to the reduction in development staff costs in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2006 decreased $31,766, or 3.9%, to $785,800 from $817,566 in the nine months ended September 30, 2005. This decrease was primarily associated with intangibles in the UK being fully amortized during 2005.
Amortization expense of developed software amounted to $584,650 and $550,018 for the nine months ended September 30, 2006 and 2005, respectively. Amortization expense of developed software relates to cost of sales.
Other Income and Expense
Interest income increased $98,909, or 49.1%, to $300,519 for the nine months ended September 30, 2006 compared to $201,610 for the nine months ended September 30, 2005. The increase in interest income was associated with increased interest rate return realized for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
Other expense of $28,369 for the nine months ended September 30, 2006 related to the loss on disposal of assets that are no longer in service.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax benefit for the nine months ended September 30, 2006 of $2,060 was due to the operations in the United Kingdom during the nine months ended September 30, 2006.
The tax benefit of $36,176 for the nine months ended September 30, 2005 was due to a $70,974 benefit from the resolution of a prior year state tax contingency in the United States and the reversal of a $50,000 reserve upon the completion of a state tax audit. The Company established the reserve in the year ended December 31, 2002 relating to the risk due to the audit and reversed it upon completion of the audit in 2005. United Kingdom tax expense of $84,798 in connection with the taxable profit realized in the United Kingdom during the nine months ended September 30, 2005 partially off-set the tax benefits recorded.
Results of Operations (Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005)
Revenues
Revenues from operations for the three months ended September 30, 2006 decreased $904,069, or 22.2%, to $3,175,944 as compared to $4,080,013 for the three months ended September 30, 2005. The decrease in revenue was the result of a decrease in the Patent license fee and enforcement revenue of $485,058 in combination with a decrease of $410,102 in EIM segment revenues. The decrease in the Patent license fee and enforcement revenues is related to the timing and size of the resolution of patent enforcement activities. The EIM segment revenues decrease for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is primarily related to a reduction in processing of data for existing customers. Telemanagement segment revenues decreased $8,909 for the three months ended September 30, 2006 compared to the three months ended September 30, 3005. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 39.7% of the revenues for the three months ended September 30, 2006 and 34.5% for the three months ended September 30, 2005.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2006 decreased $277,039, or 27.5%, to $730,859 as compared to $1,007,898 for the three months ended September 30, 2005. EIM cost of products and services decreased by $253,556 primarily related to staff reductions made in the quarter ended June 30, 2006. Telemanagement cost of products and services decreased by $23,483 which was primarily due to a reduction in hardware costs for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 25.7% of revenue for the three months ended September 30, 2006 as compared to 30.9% of revenue for the three months ended September 30, 2005.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended September 30, 2006 decreased by $256,423, or 61.7%, to $158,885 as compared to $415,308 for the three months ended September 30, 3005. The decrease was primarily due to decreased legal contingency and hourly expense incurred related to a decrease in patent enforcement activities in three months ended September 30, 2006 compared to the three months ended September 30, 2005.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended September 30, 2006 decreased $141,618, or 7.8%, to $1,681,580 compared to $1,823,198 for the three months ended September 30, 2005. The decrease was primarily attributable to decreased personnel, director fees, and accounting fees. The Company has experienced exchange rate losses for the three months ended September 30, 2006 that have been offset by a decrease in the incentive compensation accrual.
Research and Development Expense
Research and development expense for the three months ended September 30, 2006 decreased $217,321, or 38.5%, to $347,679 as compared to $565,000 for the three months ended September 30, 2005. The decrease in expense was primarily related to a reduction in development staff costs in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2006 decreased $32,407, or 11.3%, to $255,501 from $287,908 in the three months ended September 30, 2005. The decrease is associated with the intangible for the customer base in the United Kingdom being fully amortized by December 31, 2005.
Amortization expense of developed software amounted to $195,029 and $196,700 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense of developed software relates to cost of sales.
Other Income and Expense
Interest income increased $28,040, or 38.7%, to $100,573 for the three months ended September 30, 2006 compared to $72,533 for the three months ended September 30, 2005. The increase in interest income was associated with increased interest rate return realized for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
Other expense of $11,949 for the three months ended September 30, 2006 related to the disposal of assets that were no longer in service.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax benefit for the three months ended September 30, 2006 of $23,086 was due to the taxable loss realized in the United Kingdom during the three months ended September 30, 2006.
The tax expense of $42,689 for the three months ended September 30, 2005 was related to the taxable profit realized in the United Kingdom during the three months ended September 30, 2005.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash, cash equivalents, and short-term investments decreased $950,102, or 11.7%, to $7,146,902 as of September 30, 2006 compared to $8,097,004 as of December 31, 2005. The decrease in cash, cash equivalents, and short-term investments during the nine months ended September 30, 2006 was predominately related to cash used in operating activities of $765,293 which was primarily associated with the Company’s net loss for the nine months ended September 30, 2006 of $969,273. For the nine months ended September 30, 2006, cash flow provided by investing activities amounted to $685,288 which was primarily related to the net sale of $1,050,000 of auction rate securities.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-QSB). The EIM, Telemanagement, and Patent Enforcement segments represented income / (loss) from operations for the nine months ended September 30, 2006 of $1,155,060, $(557,389), and $(257,718), respectively. The Corporate allocation expense generated an operating loss of $(1,583,438) for the nine months ended September 30, 2006. The United States location generated a loss from operations for the nine months ended September 30, 2006 of $(1,204,392) which was primarily associated with decreased revenues, expenses associated with the Corporate Allocation, Patent Enforcement segment losses of $(512,185), combined with losses of $(518,298) realized from the Telemanagment segment in the US. The Telemanagement segment incurred a loss due to costs associated with the launch of the ProteusTM product in the United States. The United Kingdom location generated a loss from operations for the same period of $39,091.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $3.8 million and $4.1 million in the nine months ended September 30, 2006 and September 30, 2005, respectively (39.9% of revenue for the nine months ended September 30, 2006 and 38.1% or revenue for the nine months ended September 30, 2005). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
The Company’s tax filings are subject periodically to regulatory review and audit. As of September 30, 2006, the Company was not aware of any material formal finding or notices related to its tax filings.
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
Included within Selling, general and administrative expense for the nine months ended September 30, 2006 is $67,252 of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $87,000, $69,000, and $8,000 for the fiscal years ending December 31, 2006, 2007, and 2008, respectively, of compensation costs for nonvested stock options previously granted to employees. See Item 1. “Financial Statements — Notes to Consolidated Financial Statements — Note 7” in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 for further information regarding the Company’s adoption of SFAS No. 123R.
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
New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised in 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company is no longer permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. The adoption of the modified perspective method as permitted under SFAS No. 123-R applies to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards and will not require the Company’s financial statements for any prior interim periods or fiscal years to reflect any restated amounts (See Note 7: Stock Based Compensation to the Unaudited Consolidated Financial Statements included in this quarterly report on Form 10-QSB).
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The Company is reviewing the impact that adopting SFAS No. 157 will have on its financial statements. SFAS No. 157 is effective for the Company beginning in the 2008 first quarter.
The FASB also issued Statement No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and applies to all Plan sponsors who offer defined benefit postretirement benefit plans. For purposes of providing employees with retirement benefits, the Company maintains a defined contribution retirement plan and does not utilize defined benefit pension or other postretirement benefit plans. Therefore, SFAS No. 158 will not impact the Company’s financial statements as it does not change the accounting and reporting with respect to defined contribution plans.
In addition, in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 acknowledges the existing diversity in practice in this area and discusses the techniques commonly used to accumulate and quantify misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover method” and the “iron curtain method.” The rollover method quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, regardless of the misstatement’s period(s) of origin. In SAB No. 108, the SEC established an approach (i.e., the “dual approach”) that requires quantifying errors under both the rollover and iron curtain methods and evaluating the misstatement of the current year financial statements calculated under each approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has yet to determine the impact of the adoption of SAB No. 108 in the 2006 fourth quarter.

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
There were no changes in the internal control over financial reporting of the Company (“Internal Control”) during the fiscal quarter covered by this report (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control.
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

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings.
Avolent, Inc.
The Company has previously disclosed in its annual report on Form 10-KSB for the fiscal year ended December 31, 2005 that it is a plaintiff in a lawsuit for patent infringement of the Company’s patents under 35 U.S.C. §271 et seq. against Avolent, Inc. in the United States District Court for the District of Delaware on September 30, 2005. The lawsuit sought treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270. On September 19, 2006, the Company entered into a settlement agreement with Avolent, Inc.
The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business and are unrelated to Patent Enforcement.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3 — Defaults Upon Senior Securities.
None
Item 4 — Submission of Matters to a Vote of Security Holders.
None
Item 5 — Other Information.
None
Item 6 — Exhibits.

Exhibit 11.1 —	Statement re computation of per share earnings, incorporated by reference to Note 5 to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB
Exhibit 31.1 —	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 —	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 —	Section 1350 Certification of the Chief Executive Officer
Exhibit 32.2 —	Section 1350 Certification of the Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Birbeck
John Birbeck	Date: November 14, 2006
Chief Executive Officer

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: November 14, 2006
Chief Financial Officer