Form 10KSB
period 2006-12-31
CTI GROUP HOLDINGS INC
filed 2007-04-02
CIK 355627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
(Title of class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The issuer’s revenues for its most recent fiscal year were $12,811,385.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on the closing price of Class A common stock as of March 23, 2007 was $2,644,160.
     As of March 23, 2007, the number of shares of Class A common stock outstanding was 29,178,271. As of March 23, 2007, treasury stock included 140,250 shares of Class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant’s definitive proxy statement, in connection with its 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Annual Report to carefully consider the risk factors stated elsewhere in this document, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: ability to successfully integrate the operations of, and to realize benefits from, the acquisition of Ryder Systems Limited, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, ability to obtain settlements in connection with its patent enforcement activities. The Company disclaims any intent or obligations to update forward-looking statements contained in the Annual Report.

PART I
Item 1. Description of Business
Background
CTI Group (Holdings) Inc. and subsidiaries (the “Company” or “CTI”) design, develop, market and support intelligent electronic invoice processing, enterprise communications management software and services solutions, and carrier class voice over internet protocol (“VOIP”) management applications.
The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware in 1988, pursuant to a merger into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.
On December 22, 2006, the Company entered into a Share Transfer Agreement (the “Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, the Company acquired all of the issued and outstanding shares of capital stock of Ryder Systems Limited (“Ryder”), a privately held software development company registered in England, for a purchase price of £5.6 million (the “Purchase Price”), which was equal to approximately $11.0 million as of December 22, 2006. The assets of Ryder consist primarily of goodwill, intangible assets, cash and accounts receivable. The Company financed the acquisition of Ryder through a combination of cash from working capital, the Acquisition Loan and the Revolving Loan, as defined below. Approximately $900,000 of the Purchase Price is being held in an escrow account to satisfy any potential claims, breach of warranties or realized minimum net asset values, as defined in the Share Transfer Agreement, which may arise within a one year period following the acquisition.
The Company believes the acquisition of Ryder provides for: a growing recurring revenue stream with leading international telecommunication service providers, proprietary technology and development base which provides for a rich functionality of solutions to supplement the Company’s capabilities to pre-empt technological market developments, increased ability to take advantage of new growth opportunities through access of new sales networks and channels, enhanced ability to cross-sell existing products, services and solutions in other markets.
Ryder has experienced significant historical growth. Unaudited proforma revenues for Ryder amounted to $9 million and $6.6 million for the years ended December 31, 2006 and 2005, respectively. There can be no assurance that the Company will be successful in the integration of Ryder or that Ryder revenues will continue to grow. See “Risk Factors on page 14 and 15 regarding the acquisition of Ryder”.
Markets, Products, and Services
The Company is comprised of three business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents. Ryder’s products were included in the EIM segment. In 2006, the Company embarked on the development of VOIP management applications which are incorporated in the EIM segment.
Electronic Invoice Management
EIM designs, develops and provides electronic invoice presentment, analysis and payment software that enables Internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers’ operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company has historically marketed its EIM products and services in North America directly to telecommunication service providers who then market and distribute the product to their enterprise customers, which consist primarily of businesses, government agencies and institutions. With the acquisition of Ryder, the Company now actively markets EIM products and services in both North America and Europe.
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
Competition and integration continue to reshape the communications industry. Continued downward pressure on prices is driven by strong competition, the increasing replacement of wireline services with wireless alternatives, the introduction of new technologies based on internet protocol (“IP”) including voice over internet protocol (“VoIP”), video (“IPTV”), and merger and acquisition activities of key service providers. As a result of such pricing pressures, the Company has been required to reduce its pricing and achieve product revenue growth through increased volume sales or processing of call detail records (“CDR”).
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
Convergence and Complexity. The nature, size, needs and complexity of the telecommunications industry continue to change. Consolidation and service expansion continue to narrow the playing field in the Tier 1 service provider segment that includes Verizon Communications, Inc., Sprint Corp/Nextel Communications, Inc. and Cingular Wireless, LLC. Opportunity exists within the Tier 1 segment but is not the primary focus of the Company. Broad opportunities exist in the smaller Tier 2, 3 and 4 market segments that include the regional, niche, and smaller markets. Expanded/bundled service offerings (local and long distance, voice and data, wireline and wireless, broadband DSL and cable-based access) are valued by end customers but add significant complexity to the customer/provider relationship. The industry has evolved around the Integrated Communications Provider (“ICP”) model. Many service providers are achieving or have developed their ICP model via acquisition and third-party resale. The Company’s EIM and Telemanagement software and services enable the ICPs to deliver a viable, integrated and converged experience to their customers – even if the providers’ internal systems and infrastructure may not yet support such integration.
Customer Relationship Management. The Internet continues to redefine the relationship between service providers and their customers. The industry has invested significant capital in an attempt to streamline its interaction with customers and prospects alike. Service providers and industry analysts view web-enabled customer self-care as the key to reducing costs by transitioning many service and support functions directly to customers. A provider who successfully migrates customer support functions onto the Web and into the hands of the customer consistently drives down costs, drives up profits and increases customer satisfaction by enabling the customer to save time, enhance convenience, and create the customer’s own “personalized” user experience. Adoption and use of the tools extended by service providers has been disappointing. By delivering a compelling process and cost advantage to enterprise customers, the Company believes it can drive adoption and improve the return on investment (“ROI”) for service providers.
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
EIM Products and Services
SmartBill®, SmartBill® Connect, and Analysis and Analysis Online.
The Company’s EIM product suite includes the SmartBill®, SmartBill® Connect, Analysis, and Analysis Online software and services solutions. CTI’s products support the integrated communications provider model and the related need to invoice and effectively and efficiently manage their relationships with customers. Software and services are designed to collect and process data describing accounts receivable, to generate and deliver invoices, to support a customer service call center, and to interface with other business support systems. These products are mission-critical to providers inasmuch as they affect cash flow, customer relationship management and the ability to rapidly define, design, package and market competitive services more quickly and efficiently than their competitors. In the past, all sales for billing software and services were completed through the Company’s direct sales force.
SmartBill®. CTI’s flagship product is the SmartBill® system which is an electronic bill presentment and analysis tool. SmartBill® is currently sold via distributor relationships established with wireline telecommunications providers who offer the products as value-added elements of their service offerings to business customers. Under its agreements with its distributors, CTI is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors’ end user customers.
Many times each month, CTI’s service provider clients deliver complete billing information for their SmartBill® customers to CTI. This data is then processed by CTI using its technology. The processed data is then made available to the service provider’s customers on CD-ROM or via the Internet. These customers utilize the end user application to create an array of standard reports or they can create customized reports through the application of filters that further refine their search for business support data. SmartBill® also enables customers to apply a flat rate or percentage mark-up for rebilling of communication charges to internal or external clients. Each month, CTI processes more than 2 billion call data records for more than 8,000 end users of CTI’s product suite.
Analysis. The Company obtained Analysis through the Ryder acquisition. Analysis, which was considered Ryder’s flagship product, is an electronic bill presentment and analysis tool. Analysis is currently sold via distributor relationships established with wireless telecommunications providers who offer the products as value-added elements of their service offerings to business customers. Under its agreements with its distributors, The Company is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors’ end user customers.
Many times each month, the Company’s service provider clients deliver complete billing information for their Analysis customers to CTI. This data is then processed by CTI using its technology. The processed data is then made available to the service provider’s wireless customers on CD-ROM or via the Internet. These customers utilize the end user application to create an array of standard reports or they can create customized reports through the application of filters that further refine their search for business support data.
SmartBill® Connect is an Internet-based software solution delivered by the Company under its historic ASP business/service delivery model offering service providers a full range of Electronic-Care (“E-Care”) capabilities that can strengthen and build on existing investments in technology – preserving the full functionality of current systems – while allowing them to service and support future customer growth. The solution offers an opportunity to customers to interactively perform reporting, analysis, cost allocation, approval and, optionally, electronic-payment of their communications invoice. SmartBill® Connect empowers business customers with a tool providing 360° Visibility into communications expenditures, increased control of cost and usage information and optimization of the business processes involved in receipt, verification, approval and payment of their recurring operational expenses. The Company believes that improving the flow and control of these important business processes will promote adoption of self-care among business customers of wireline telecommunication service providers, increase customer satisfaction and retention while lowering customer service costs.
Analysis Online, acquired through the Ryder acquisition, is an Internet-based software solution delivered by the Company under its historic ASP business/service delivery model offering service providers a full range of E-Care capabilities that can strengthen and build on existing investments in technology – preserving the full functionality of current systems – while allowing them to service and support future customer growth. Analysis Online was obtained through the Ryder acquisition. The solution offers an opportunity to customers to interactively perform reporting, analysis, cost allocation, approval and, optionally, electronic-payment of their communications invoice. Analysis Online empowers business customers with a tool providing 360° Visibility into communications expenditures, increased control of cost and usage information and optimization of the business processes involved in receipt, verification, approval and payment of their recurring operational expenses. The Company believes that improving the flow and control of these important business processes will promote adoption of self-care among business customers of wireless telecommunication service providers, increase customer satisfaction and retention while lowering customer service costs.
Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create strong and lasting relationships. CTI’s relationship with its largest customers has spanned more than a decade. For the years ended December 31, 2006 and 2005, the Company had sales to a single customer aggregating $5,020,637 (39% of revenues) and $5,594,946 (37% of revenues), respectively. Such customer represents 41% and 42% of software sales, service fee and license fee revenues for the years ended December 31, 2006 and 2005, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2007. The loss of this customer would have a substantial negative impact on the Company’s operations and financial condition. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to alleviate production cessation.
SplitBill and Dynamic Reports.
SplitBill, which was acquired with the Ryder acquisition, serves organizations that leverage mobility services. These organizations typically find that their services are being used for a variety of commercial and non-commercial purposes. For example, an employee’s cellular phone may be used to make personal calls. Service providers benefit from personal usage of commercial services by recognizing an increase in average revenue per user (“ARPU”). The service provider’s customer, however, needs to be able to recover the personal expenditures on such services, appropriately manage the tax consequences, and accomplish this without incurring an increase in overhead and administration costs. The tax consequences of personal usage of commercial services is most apparent in the United Kingdom, where enterprises are statutorily required to disclose personal usage and receive tax benefits only for commercial usage.
SplitBill enables business administrators to identify, differentiate, and allocate non-commercial costs on their communications invoices. The product further includes an approval and workflow processing function that virtually eliminates the overhead and administration costs associated with such efforts. Finally, the approval process ensures appropriate levels of accountability within the organization while establishing a clear audit trail for financial control purposes.
Service providers distribute SplitBill to organizations that need to recover personal expenditures related to commercial communications services. SplitBill increases the ARPU of the provider in three ways. First, the product ensures that all communications usage, regardless of the personal nature of such usage, passes over the provider’s network, therefore increasing the service provider’s revenues and profitability. Second, the provider experiences reduced customer loss. By enabling enterprise end-users to leverage services for commercial and non-commercial purposes, the service is further entrenched into the organization. Finally, the product solves a key financial challenge for enterprise customers, delivering sustainable value, leading to revenue recognition by the service provider.
Dynamic Reports was acquired with the Ryder acquisition and is a low-cost, analysis solution targeting small businesses and consumers. Dynamic Reports is delivered each billing period by email directly to the customer and provides a selection of reports that gives a comprehensive understanding of phone usage at a glance. Interactive functionality is an option with Dynamic Reports and allows users to select and change key usage reports and individual handsets to monitor activity from the homepage.
Customers. SplitBill customers are primarily Tier 1 and Tier 2 wireless telecommunication service providers. Dynamic Reports was released in 2006 and has yet to build a significant customer base.
emPulse and SmartRecord® IP.
As voice and data services continue to commoditize, the Company anticipates that service providers will be seeking alternative business models to replace revenue lost directly as a result of pricing pressures. The Company believes that one such business model is the delivery of managed or hosted voice and video services.

Traditionally, organizations that required advanced voice and video services would purchase enabling communications hardware and software, operate and maintain this equipment, and depreciate the associated capital expense over time. This approach had two major disadvantages for such organizations. The first being that organizations would experience significant capital and operational expenditures related to acquiring these advanced services. The second being that the capabilities of the acquired equipment would not materially improve as voice and video service technology evolved.
Service providers recognized these challenges and began, as part of their next generation network (“NGN”) strategies, to deliver managed and hosted service offerings that don’t require the customer to purchase expensive equipment up-front and virtually eliminate the operational expenditures associated with managing and maintaining an enterprise-grade communications network. Service providers incrementally improve revenue by enabling competitive voice and video features while reducing costs by delivering these services on high-capacity, low-cost next generation networks.
Due to the profitability and ARPU advantage possible by delivering such managed and hosted service offerings, providers not only look at acquiring new customers but converting legacy customers onto the NGN platform. This conversion process, while potentially producing marked financial results for a service provider, is not trivial. Many legacy features and functions are not available on NGN platforms, primarily due to the immaturity of the service delivery model.
The Company’s hosted voice and video over IP applications are intended to eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. The Company primarily markets two applications, emPulse and SmartRecord IP. These applications enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers can purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications intended to enable service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical.
emPulse is a web-based communications traffic analysis solution that was released in March 2007. emPulse analyzes and reports on a variety of statistics related to communications, including but not limited to, detailed traffic, communications quality of service, bandwidth utilization, call center statistics, and organizational utilization information. emPulse integrates with the managed or hosted communications switch and routing facilities to acquire this information, which is then processed and analyzed. End-users log into the service provider’s website where they are presented with a reporting and analytics interface.
SmartRecord® IP was released in February 2007. SmartRecord® IP provides integrated call recording options to service providers for their hosted and managed service customers. Based upon patent pending technology, this application enables the service provider’s customers to record, monitor, and archive communications for regulatory and quality management purposes.
Service providers can distribute these products to their managed and hosted service customers by either directly reselling the product or by integrating it into an existing service bundle, increasing the value and price of the overall bundle offering. The Company believes that the hosted IP telephony market will grow to approximately $6 billion by 2010.
Customers. The applications are marketed to Tier 2 and Tier 3 service providers who have a hosted or managed communications service offering. These provider relationships are built either directly or indirectly through relationships with soft switch manufacturers.
Telemanagement
Telemanagement provides software and services for end users to manage their usage of multi-media communications services and equipment.

Telemanagement Market, Products and Services
The Company’s primary Telemanagement products and services are comprised of Proteus Office, Proteus Trader, Proteus Enterprise, and Proteus Service Bureau (collectively, “Proteus®”). Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track communications activity and to control costs associated with operating communications networks. Proteus® is a user friendly, Microsoft Windows® based product. Proteus® performs functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling and usage patterns, toll fraud detection, directory services and integration with other private branch exchange (“PBX”) peripheral products. Proteus® also integrates Internet, e-mail and mobile data analysis and reporting with its traditional voice capabilities. The Company’s Telemanagement products and services have been developed, and historically marketed, primarily in Europe. Telemanagement product sales are made through direct and distributor sales channels. In 2005 and 2006, the Company marketed and distributed its Telemanagement products and services in North America.
The Company has also invested in enhancing its telemanagement solution for the new wave of IP telephony products and has already been approved by several leading telecom manufacturers to bundle Proteus® with their IP solution at the source. The Company believes that this strategy positions it for global expansion, as IP technology gains market share.
As well as creating new market opportunities, this IP telephony integration provides many operational benefits, in that it requires no site visit for installation and self learns organizational data. Both of these elements have traditionally been resource hungry and often a barrier to channel sales growth.
Proteus® is an enterprise traffic analysis and communications management software solution that is available in four versions to meet the specific needs of corporate users: Proteus® Office, Proteus® Trader, Proteus® Enterprise, and Proteus® Service Bureau.
Proteus® Trader is aimed at the communications management requirements of the global financial investment and trading markets. Some investment banks are now using the product worldwide.
Proteus® Enterprise and Proteus® Office are specifically designed for general business use and respectively address the market requirements of large corporate users to small and medium sized companies.
Proteus® Service Bureau is a hosted enterprise traffic analysis and communications management solution that is provided to customers and billed on a month to month basis.
Proteus® is a Windows OS product that applies technology to upgrade and expand traditional call accounting and telemanagement market applications. Windows platform features, for example, include: call accounting report distribution via e-mail, call detail record polling via Internet, Intranets or wide area network, telephony applications programming interface dialer which facilitates point-and-click dialing from database-resident corporate and local directories, and 911 notification which allows organizations to assign any number of Windows-based PCs on their corporate local area network with an immediate screen-pop notification when a 911 call is made (the screen-pop pinpoints the caller’s exact location within the building).
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
CTI generates revenue through service bureau contracts, software licensing agreements and maintenance agreements supporting licensed software. Maintenance agreements are either on a time and material basis or full service agreements that are generally for periods of 12 months. For software licensing agreements on a direct distribution basis, payment terms are a 50% deposit upon receipt of order and the 50% balance upon installation, which is normally completed within 10 days. Occasionally, larger software orders may require up to 3 months to complete, custom software development and installation. For software licensing via distributor channels, payment terms are net 30 days. Service bureau contracts provide monthly recurring revenue. Generally, contracts of 12 to 36 months carry automatic 12-month renewals until canceled. CTI purchases data collection devices specifically designed for use with telecommunications switches and other hardware such as modems as are necessary to perform the telemanagement business. CTI rents or resells such equipment to end-users.
Patent Enforcement Activities
CTI owns two patents, TransActSM, which cover a method and process to prepare, display, and analyze usage and cost information for services including, but not limited to, telecommunications, financial card services, and utilities (e.g., electricity, oil, gas, water). The TransActSM patents expire in 2011. The information can be provided to a user in an advantageous format that allows the user to quickly and easily retrieve, display, and analyze the information. The systems covered by these patents enable customer data to be sorted and processed in a manner so that the customer’s generation of reports is much faster than using a non-patented method. This patented TransActSM technology is incorporated in the Company’s SmartBill® product. Other companies have developed programs to replicate this patented process that the Company believes violate its patents.
The Company’s patent enforcement activities involve the licensing, protection, enforcement and defense of the Company’s intellectual property and rights. The Company has instituted a marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursues a licensing arrangement with violators rather than litigation. The nature of patent enforcement activities can require the Company to incur significant costs without realization of revenue until subsequent future periods.
The Company has historically undertaken numerous enforcement activities, in which it has been successful in certain instances in enforcing its patents. As a matter of course, the defense of an outstanding lawsuit attacks the validity of the patents. The Company does not anticipate that such attack will be successful but the results of litigation are difficult to predict. There can be no assurance that the Company will continue to be successful in enforcing its patents in the future or potentially be defeated in its enforcement activities, which could then jeopardize the successful future enforcement activities. See Part I – Item 3. “Legal Proceedings.”
Employees
As of December 31, 2006, CTI employed 143 people on a full-time basis and 3 on a part-time basis: 49 full-time employees were located in the United States and 94 full-time employees were located in the United Kingdom. The 3 part-time employees were located in the United Kingdom. None of the Company’s employees are represented by a labor union. The Company believes it maintains a good relationship with its workforce.
Intellectual Property
Patents. See “Patent Enforcement Activities” above.
Trademarks. The Company maintains registered trademarks. The main registered trademarks relate to its main billing product SmartBill®, its Telemanagement product Proteus®, and the CTI name. The Company currently has a service mark on its patented process, TransActSM.
Technology, Research & Development
The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2006, research and development expenditures amounted to approximately $2,206,793 which included approximately $500,000 in capitalized software development costs which were primarily related to next generation releases of Proteus®. In 2005, research and development expenditures amounted to approximately $2,665,885 which included approximately $656,000 in capitalized software development costs. Capitalized software development costs related to the development of the SmartBill®, SmartBill® Connect, and Proteus®, next generation releases and initial releases of SmartRecord® IP and emPulse.

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
Telemanagement. The Company’s Telemanangement segment operates in a highly fragmented market. Competitors, such as Avotus® Corporation, BTS, Softech, Inc., Oak Tiger, and Veramark Technologies, Inc. compete against the Company in the Telemanagement sector. The Company differentiates itself from its competitors based on reporting capabilities and ease of user interface. Proteus® integrates with a wide variety of telephone systems and third party applications such as dealer boards and voice recording equipment. ProteusTM also connects directly over the local area network, which eliminates the need for cables that are associated with similar products.
Acquisition
On December 22, 2006, the Company entered into the Share Transfer Agreement. Pursuant to the Share Transfer Agreement, the Company acquired all of the issued and outstanding shares of capital stock of Ryder, a privately held software development company registered in England, for the Purchase Price of £5.6 million, which was equal to approximately $11.0 million as of December 22, 2006. The assets of Ryder consist primarily of cash and accounts receivable. The Company financed the acquisition of Ryder through a combination of cash from working capital, the Acquisition Loan and the Revolving Loan, as defined below. Approximately $900,000 of the purchase price is being held in an escrow account to satisfy any potential claims, breech of warranties or realized minimum net asset values, as defined in the Share Transfer Agreement, which may arise within a one year period following the acquisition.

The Purchase Price was subject to adjustment to the extent that Ryder’s net asset value (the “Completion NAV”) on the date of the Share Transfer Agreement did not equate to £1.24 million which was approximately $2.4 million as of December 22, 2006. The parties have agreed that the requirements of the Completion NAV were met.
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
Centillion’s patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (“Centillion Data Systems, LLC” or “Tracking LLC”). Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to Tracking LLC, 2,833,334 newly authorized shares of the Company’s Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock had certain rights to convert the Class B common stock into Class A common stock based on the value of Tracking LLC. Under the Company’s Certificate of Incorporation, as amended, adopted in connection with the Merger, until February 12, 2006 shares of Class B common stock could be converted at the election of the holders of more than 50% of the outstanding shares of Class B common stock into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by 88% of the average market price of Class A common stock. The average market price of Class A common stock at any date would be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date or if Class A common stock is not so traded, the average of the highest bid and the lowest asked quotations in the over-the-counter market during such period. As of February 7, 2006, Fairford Holdings Limited (“Fairford”), the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 shares of issued and outstanding shares of Class B common stock, notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. As of March 31, 2006, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, a director of the Company. The number of shares of Class A common stock issued upon conversion of the Class B common stock was calculated using a value of Tracking LLC of $271,482.69 and 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).

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
If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.
We suffered a net loss of approximately $1.1 million in fiscal 2006 due primarily to decreased revenue without comparable reduction in expenses from our Patent Enforcement segment. Although we realized a net income in 2005 and 2004, our December 31, 2006 accumulated deficits remain at approximately $16.0 million. Although we have developed a business plan and implemented a number of programs, including the discontinuance of unprofitable product lines, there can be no assurance that our business plan adequately addresses the circumstances and situations which, resulted in losses. If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.
Restrictive covenants in the Loan Agreement related to our Acquisition Loan and Revolving Loan may reduce our operating flexibility which may have an adverse effect on our business and financial condition.
The Loan Agreement related to our Acquisition Loan and Revolving Loan contains various financial covenants as well as covenants that restrict our ability to, among other matters:
•	incur other indebtedness;

•	dispose of all, or any part, of our business or assets;

•	make acquisitions; and

•	issue securities.
These restrictions may limit our ability to obtain future financing, make capital expenditures or otherwise take advantage of business opportunities that may arise from time to time. Our ability to meet the financial covenants can be affected by events beyond our control, such as general economic conditions. As of December 31, 2006, we were in compliance with all the covenants of the Acquisition Loan and the Revolving Loan.
Pursuant to the terms of the Loan Agreement, the failure to comply with covenants constitutes an event of default and entitles the lender to, among other things, declare all or a portion of the loan due and payable or foreclose on the collateral securing the loan. If the lender accelerates the repayment of borrowings or forecloses on the collateral, it will have a material adverse effect on our business, financial condition and results of operations.
The acquisition of Ryder may result in unforeseen liabilities which could adversely affect our business financial condition and results of operations.
In December 2006, we acquired the stock of Ryder. With the stock acquisition, we assume all liabilities, both known and unknown, of Ryder. Although we undertook significant due diligence, we may be subject to unforeseen obligations or liabilities.
We may be unable to successfully integrate our operations with Ryder’s operations and achieve the anticipated benefits of Ryder’s acquisition, which could have an adverse effect on our business, financial condition and results of operations.
Our business plan assumes the successful integration of Ryder’s operations with our operations. The difficulties of integrating the operations of Ryder and CTI include, but are not limited to:
•	integrating personnel with diverse business backgrounds;

•	combining different corporate cultures; and

•	retaining key employees.
The process of integrating operations could cause the disruption of our business due to the loss of key personnel or inconsistencies in standards and procedures or controls and policies that could adversely affect our operations or our ability to achieve some of the benefits of the acquisition. The integration of Ryder and CTI will require the experience and expertise of certain key employees of Ryder. We cannot be sure, however, that we will be successful in retaining these employees for the time period necessary to successfully integrate the operations of Ryder and CTI. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration process could have an adverse effect on our business, financial condition and results of operations.
We may be required to record impairments on our intangible assets and goodwill which could have an adverse material impact on our financial condition and results of operations.
We recorded intangible assets of approximately $6.0 million and goodwill of approximately $4.9 million related to the Ryder acquisition. We will continuously assess the value of the intangibles; however, there can be no assurances that there will not be an impairment on the value of such intangibles in the future. If these assets become impaired, such assets will be expensed in the periods they become impaired which could have a material adverse impact on our financial condition and results of operations.
Since we derive a substantial percentage of our revenue from contracts with a few customers, the loss of one or all of these customers could have a negative impact on our financial condition and results of operations.
We derive a substantial portion of our revenues from a few customers. A single customer generated approximately $5.0 million (39% of total revenue) in revenues in fiscal 2006 and $5.6 million (37% of total revenue) in fiscal 2005. Although that customer’s contract now includes an automatic annual renewal provision effective each March, it does contain a four months prior notification termination clause. The contract was automatically renewed in March 2007. The loss of that customer would have a substantial negative impact on our financial condition and results of operations.
We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations.
We invest significant resources in the research and development of new and enhanced software products and services. We incurred research and development expenses of approximately $1.7 million and $2.0 million during 2006 and 2005, respectively. In addition, we incurred and capitalized approximately $0.5 million and $0.7 million in internal software development costs which were primarily related to next generation releases of SmartBill®, and Proteus®. The net book value of capitalized software amounted to $1.4 million at December 31, 2006. We cannot assure you that we will be successful in our efforts selling new software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.
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
We compete with a number of companies, primarily in the United States and United Kingdom, that provide products and services that serve the same function as those provided by us, many of which are larger than us and have greater financial resources and better name recognition for their products than we do. Although we operate in a highly fragmented market, numerous competitors in the United States and the United Kingdom provide products and services comparable to our products and services which have the potential to acquire some or all of our market share in their respective geographic markets which could have a negative impact on our financial condition and results of operations.
We may be unable to protect our TransActSM technology and enforce our intellectual property rights, which will have a negative impact on our financial condition and results of operations.
We own two patents used in our TransActSM technology, which cover a method and process to prepare, display, and analyze usage and cost information for services such as, but not limited to, telecommunications, financial card services, and utilities. The patented TransActSM technology is incorporated in our SmartBill® product, which is the flagship product of our EIM segment representing 50% of our total revenues in fiscal 2006. Other companies have developed programs which replicate the TransActSM technology and which we believe violates our patents. Although we have undertaken enforcement activities, including litigation, to protect or enforce our patents, we cannot assure you that the steps taken to protect the TransActSM process will always be successful. Our failure to enforce our intellectual property rights will have a negative impact on our financial condition and results of operations. The patents expire in 2011.
Our business may suffer as a result of the settlement of outstanding patent claims.
We have written letters and filed lawsuits claiming the possible infringement of our patents in connection with the TransActSM technology. We entered into various settlements in prior actions and we may negotiate additional settlements in the future. Those settlements provided substantial cash payments to us and, in return, we waived our claims for past patent violations and granted in certain instances one time purchase of ongoing licenses to use the technology to the parties involved in those actions. See Part I – Item 3. “Legal Proceedings.” Although we strive to arrange for continued licensing revenue stream in the case of potential infringers, we may not be successful in negotiating such licensing agreements. Since those parties are our potential customers, the effect of granting one time purchase of ongoing licenses as well as the fact that we brought legal claims against those parties could reduce our ability to find new customers for our products which could have a negative impact on our financial condition and results of operations.

We are subject to many risks associated with doing business outside the United States which could have a negative impact on our financial condition and results of operations.
With the acquisition of Ryder, the majority of our operations will be conducted in the United Kingdom. We face many risks in connection with our operations outside the United States, including, but not limited to:
•	adverse fluctuations in currency exchange rates;

•	political and economic disruptions;

•	the imposition of tariffs and import and export controls; and

•	increased customs or local regulations.
The occurrence of any one or more of the foregoing could have a material negative effect on our financial condition and results of operations.
We may experience an unfavorable outcome on an IRS audit which could adversely affect us.
In November 2006, the Internal Revenue Service notified us of the disallowance of the deductibility of the write-off $10.5 million promissory note taken during the 2003 tax year. We believe our position is valid and is supportable. We plan to defend our position vigorously and believe we will ultimately prevail in our appeal process. While we are unable to determine the ultimate outcome, an unfavorable result of the appeal process could have a material adverse impact on our financial position and debt covenant compliance.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning with our annual report on
Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management’s report on internal control over financial reporting and, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2008, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.
Control of our company is concentrated among our directors and executive officers and their respective affiliates who can exercise significant influence over all matters requiring stockholder approval.
As of March 23, 2007, our directors and executive officers and their respective affiliates owned 72.5% of the outstanding Class A common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of us.
We are subject to the penny stock rules which may adversely affect trading in our Class A common stock.
On March 23, 2007, the closing price of our Class A common stock was $0.32. Our Class A common stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Class A common stock, decrease liquidity of our Class A common stock and increase transaction costs for sales and purchases of our Class A common stock as compared to other securities.
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
Item 2. Description of Property
Rent and lease expense was $360,765 and $436,807 for the years ended December 31, 2006 and 2005, respectively. The Company leased office space through November 30, 2006 consisting of 20,003 square feet in Indianapolis in the United States at an annual rent of $209,353 per year. In October 2006, the Company signed a new lease in Indianapolis for 15,931 square feet of office space for an average of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 3,485 square feet of office space near London in the United Kingdom at an annual rate equivalent to $147,908 per annum. The London lease expires in December 2013; however, it can be cancelled without penalty with a six month advance notice. The Company leases 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $142,000. The Blackburn lease expires December 2008. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.
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

Avolent, Inc.
The Company was a plaintiff in a lawsuit for patent infringement of the Company’s patents under 35 U.S.C. §271 et seq. against Avolent, Inc. in the United States District Court for the District of Delaware on September 30, 2005. The lawsuit sought treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270. On September 19, 2006, the Company entered into a settlement agreement with Avolent, Inc.
Cincinnati Bell, Inc.
The Company filed a lawsuit for patent infringement of the Company’s patents under 35 U.S.C. §271 et seq. against Cincinnati Bell, Inc. in the United States District Court for the Southern District of Ohio on December 19, 2005. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270.
IRS Audit
In November 2006, the Internal Revenue Service notified the Company of the disallowance of the deductibility of the write-off $10.5 million promissory note taken during the 2003 tax year. The Company believes its position is valid and is supportable. The Company plans to defend its position vigorously and believes it will ultimately prevail in its appeal process. While the Company is unable to determine the ultimate outcome, an unfavorable result of the appeal process could have a material adverse impact on the Company’s financial position and debt covenant compliance.
General
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

	Quarterly Class A Common Stock Price Ranges
	2006		2005
	High	Low	High	Low
1st Quarter	$0.33	$0.23	$0.64	$0.36
2nd Quarter	$0.39	$0.30	$0.58	$0.33
3rd Quarter	$0.45	$0.30	$0.40	$0.24
4th Quarter	$0.32	$0.22	$0.45	$0.31
At March 23, 2007, the closing price for a share of Class A common stock was $0.32.
At March 23, 2007, the number of stockholders of record of the Company’s Class A common stock was 468.
No dividends were paid on the Company’s Class A or Class B common stock in the fiscal years ended December 31, 2006 and 2005. The Company’s covenants under the Acquisition Loan and the Revolving Loan restrict the Company’s ability to pay dividends.
For the information regarding the Company’s equity compensation plans, see Part III, Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Recent Sales of Unregistered Securities
As of March 31, 2006, in connection with the conversion of shares of Class B common stock into shares of Class A common stock, the Company issued 1,100,812 shares of Class A common stock in exchange for 2,833,334 shares of Class B common stock in reliance on the exemption from the registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). See Part II, Item 7 — Notes to the Consolidated Financial Statements for the year ended December 31, 2006, Note 3, “Merger, Acquision and Discontinued Operations” for a description of the terms of the conversion of Class B common stock.
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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations. The Company acquired new EIM products with the Ryder acquisition. The Company believes that the new products will enable the Company to offer a more complete range of EIM products to the international market.
The Company believes that as voice and data services continue to commoditize, service providers are seeking alternative business models to replace revenue lost directly as a result of pricing pressures. One such business model is the delivery of managed or hosted voice and video services.
Traditionally, organizations that required advanced voice and video services would purchase enabling communications hardware and software, operate and maintain this equipment, and depreciate the associated capital expense over time. This approach had two major disadvantages for such organizations. The first being that organizations would experience significant capital and operational expenditures related to acquiring these advanced services. The second being that the capabilities of the acquired equipment would not materially improve as voice and video service technology evolved.
Service providers recognized these challenges and began, as part of their next generation network (“NGN”) strategies, to deliver managed and hosted service offerings that don’t require the customer to purchase expensive equipment up-front and virtually eliminate the operational expenditures associated with managing and maintaining an enterprise-grade communications network. Service providers incrementally improve revenue by enabling competitive voice and video features while reducing costs by delivering these services on high-capacity, low-cost next generation networks.
Due to the profitability and revenue per user (“ARPU”) advantage possible by delivering such managed and hosted service offerings, providers not only look at acquiring new customers but converting legacy customers onto the NGN platform. The Company believes that this conversion process, is significant. Many legacy features and functions are not available on NGN platforms, primarily due to the immaturity of the service delivery model.
The Company’s new hosted voice and video over IP applications will help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. In 2007, The Company intends to market two applications, emPulse, web-based communications traffic analysis solution, and SmartRecord® IP, which enable service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications will also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products in the first quarter of 2007. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical. The Company’s future success is directly related to the successful market penetration of emPulse and SmartRecord® IP.
The Company’s inability to successfully integrate or operate Ryder could have a material adverse impact on the financial condition of the Company which could result in non-compliance with restrictive financial covenants set forth in the Revolving Loan and Acquisition Loan agreements. The non-compliance of such restricted covenants may cause the lender to accelerate the repayment of the Revolving Loan and/or the Acquisition Loan or the foreclosure on the collateral, which would also have a material adverse impact on our business, financial condition and results of operations.
Financial Condition
In the fiscal year ended December 31, 2006, the Company experienced a decrease in financial position. Total stockholders’ equity decreased $855,163 to $9,629,890 as of December 31, 2006 primarily as a result of the fiscal year 2006 net loss of $1,087,640. At December 31, 2006, cash and cash equivalents were $1,691,349 compared to $1,617,004 at December 31, 2005. The Company realized a decline in net current assets (current assets less current liabilities) of approximately $6,315,000 which is primarily attributable to the expenditure of $3,627,493 of cash, cash equivalents and short-term investments in connection with the acquisition of the capital stock of Ryder along with the transfer of $3,000,000 of short-term investments into long-term restricted cash used as collateral for the Company’s revolving line of credit. The majority of the asset acquired in the Ryder acquisition was attributed to goodwill, intangible assets, cash, and accounts receivables. The Company generates approximately 43% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has strengthened by approximately 14% in relation to the US dollar in 2006. As a result of the Ryder acquisition, it is anticipated that the majority of revenues will be generated from operations in the United Kingdom in 2007.
Results of Operations (Year Ended December 31, 2006 Compared to Year Ended December 31, 2005)
Revenues.
Revenues from operations decreased $2,489,272 to $12,811,385 in the year ended December 31, 2006 as compared to $15,300,657 for the year ended December 31, 2005. The decrease in revenue was primarily the result of decreased EIM, Telemanagement, and Patent Enforcement segment revenues. The impact of revenue from Ryder is insignificant since revenues from Ryder are only for the period after the acquisition from December 22, 2006 to December 31, 2006. The EIM segment revenues decreased by $889,799 which was primarily attributable to reduced processing revenue from the Company’s two largest customers. The Telemanagement segment revenues decrease of $275,637 was attributable to a reduction in Proteus® Trader revenue in the United Kingdom in 2006 which was partially off-set by an increase in Proteus® revenue in the United States. The decrease in the patent license fee and enforcement revenue of $1,323,836 was due to fewer settlements being reached in 2006. A major customer represented 39% of total revenues for the year ended December 31, 2006 and 37% of total revenues for the year ended December 31, 2005, and such customer represented 41% of software sales, service fee and license fee revenues for the year ended December 31, 2006 and 42% for the year ended December 31, 2005.
Costs of Products and Services Excluding Depreciation and Amortization.
Costs of products and services, excluding depreciation and amortization, decreased $581,797 to $3,455,584 as compared to $4,037,381 for the year ended December 31, 2005 primarily due to cost reductions in the Company’s EIM segment. The EIM segment cost of products and services, excluding depreciation and amortization, decreased $490,358 which was primarily due to the decrease in the size of the EIM support staff in the United States. The Telemanagement segment cost of products and services, excluding depreciation and amortization, decreased $91,439 primarily due to costs related to decreased revenue. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 28.1% of revenue for the year ended December 31, 2006 as compared to 30.0% of revenue for the year ended December 31, 2005.
Patent License Fee and Enforcement Costs.
Patent license fee and enforcement cost for the year ended December 31, 2006 decreased by $270,274 to $950,733 as compared to $1,221,007 for the year ended December 31, 2005. The decrease was primarily related to a $276,185 reduction of legal contingency fees incurred in the year ended December 31, 2006 when compared to the year ended December 31, 2005 due to fewer patent infringement settlements being realized in the year ended December 31, 2006.
Selling, General and Administrative Costs.
Selling, general and administrative expenses decreased $112,359 to $6,981,826 compared to $7,094,185 for the year ended December 31, 2005. The decrease was primarily attributed to the Company’s emphasis on cost containment in order to maintain the cost efficiencies realized in prior years.
Research and Development Expense.
Research and development expense decreased $303,381 to $1,706,504 compared to $2,009,885 for the year ended December 31, 2005. The decrease in expense was primarily due to the reduction in development staff costs for the year ended December 31, 2006. The amount of capitalized development costs related to internally developed software for resale were $500,289 and $656,345 for the years ended December 31, 2006 and 2005, respectively. The reduction in capitalizable software development costs is due to the reduction in the size of the development staff. Research and development expense relates primarily to personnel costs.
Depreciation and Amortization.
Depreciation and amortization for the year ended December 31, 2006 decreased $33,561 to $1,064,699 from $1,098,260 for the year ended December 31, 2005. This decrease was primarily due to the amortization expense associated with prior versions of SmartBill being fully amortized during the year ended December 31, 2006. Approximately $776,111 and $734,292 of amortization expense was related to capitalized software costs for the years ended December 31, 2006 and 2005, respectively.
Interest Income and Other Income.
Interest income increased $47,892 to $344,600 for the year ended December 31, 2006 compared to $296,708 for the year ended December 31, 2005. The increase in interest income was primarily associated with an increase in the interest rate realized on investments and on notes receivable related to patent enforcement settlements.
Taxes.
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. At December 31, 2006, the Company provided a valuation allowance against the Company’s net deferred tax assets of the Company’s net operating loss carryforwards in the United States. Given profitability from operations in the United Kingdom, the deferred tax assets related to the United Kingdom operations do not have a valuation allowance.
The net tax expense of $69,953 for the year ended December 31, 2006 was primarily attributable to the taxable profit of $245,485 realized from the Company’s UK operations. The net tax benefit of $11,169 for the year ended December 31, 2005 was primarily attributable to a $120,747 benefit from the resolution of a prior year state tax contingency upon the completion of a state tax audit which offset UK tax expense of $109,578 in connection with the taxable profit realized in the United Kingdom.

Liquidity and Capital Resources
Historically, our principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. Cash flows from operations and existing cash, cash equivalents, and short-term investments have been adequate to meet our business objectives. Cash, cash equivalents, and short-term investments decreased by $6,405,655 to $1,691,349 as of December 31, 2006 from $8,097,004 as of December 31, 2005. Cash provided by operations was $20,428, cash used in investing activity was $7,289,638, and cash provided by financing activities was $7,184,182 for the year ended December 31, 2006. Cash flow provided by operations of $20,428 was primarily attributable to the Company’s recognizing net loss which was offset by a non-cash add-back of depreciation and amortization. Cash flows utilized by investing activities of $7,289,638 related primarily to the acquisition of Ryder, an increase in restricted cash, and capitalized costs incurred in the development and enhancements of the Company’s products partially off-set by the liquidation of short-term available for sale securities. Cash flows provided by financing activities of $7,184,182 was primarily attributable to the issuance of debt. Cash generated from the EIM segment of $1,517,998 was off-set by cash used in following segments: Telemanagement segment of $341,993; the Patent Enforcement segment of $450,802; and the Corporate expenses of $2,073,224. Income / (loss) from operations on a geographical basis amounts to $(1,579,743) for the United States and $231,782 for the United Kingdom.
The following table presents selected financial results by business segment:

	Electronic
	Invoice		Patent	Reconciling
2006	Management	Telemanagement	Enforcement	Amounts	Consolidated

Net revenues	$6,595,752	$5,692,712	$522,921	$—	$12,811,385
Gross profit / (loss) (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	5,170,166	3,662,714	(427,812)	—	8,405,068
Depreciation and Amortization	971,530	46,752	22,990	23,426	1,064,698
Income (loss) from operations	1,517,998	(341,933)	(450,802)	(2,073,224)	(1,347,961)
Long-lived assets	13,388,333	752,331	840,802	3,066,421	18,047,887

2005

Net revenues	$7,485,551	$5,968,349	$1,846,757	$—	$15,300,657
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	5,569,608	3,846,911	625,750	—	10,042,269
Depreciation and Amortization	917,141	142,653	22,990	15,476	1,098,260
Income (loss) from operations	1,484,724	329,318	602,760	(2,576,863)	(160,061)
Long-lived assets	2,194,513	465,262	715,473	89,847	3,465,095

The following table presents selected financial results by geographic location based on location of customer:

2006	United States	United Kingdom	Consolidated

Net revenues	$7,357,947	$5,453,438	$12,811,385
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	4,770,056	3,635,012	8,405,068
Depreciation and Amortization	1,004,888	59,810	1,064,698
Income / (loss) from operations	(1,579,743)	231,782	(1,347,961)
Long-lived assets	5,602,795	12,445,092	18,047,887

2005

Net revenues	$9,624,240	$5,676,417	$15,300,657
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	6,375,950	3,666,319	10,042,269
Depreciation and Amortization	957,373	140,887	1,098,260
Income from operations	(660,536)	500,475	(160,061)
Long-lived assets	2,999,833	465,262	3,465,095
The Company experienced a net loss for the year ended December 31, 2006. The primary reason for the net loss was a decrease of $1,323,836 in the Company’s Patent Enforcement segment revenues which resulted in a loss from operations in the Patent Enforcement segment of $450,802 combined with increased costs related to marketing the Company’s Telemanagement product, Proteus®, in the United States.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $5,020,637 (39% of total revenue) of revenues in fiscal 2006 and $5,594,946 (37% of total revenue) in fiscal 2005. Although that customer’s contract includes an automatic annual renewal provision effective each March, it does contain a four months prior notification termination clause. The contract was renewed in March 2007. The loss of that customer would have a substantial negative impact on the Company’s operations.
On December 22, 2006, the Company entered into the Share Transfer Agreement. Pursuant to the Share Transfer Agreement, the Company acquired all of the issued and outstanding shares of capital stock of Ryder, a privately held software development company registered in England, for the Purchase Price of £5.6 million, which was equal to approximately $11.0 million as of December 22, 2006. The assets of Ryder consist primarily of goodwill, intangible assets, cash and accounts receivable. The Company financed the acquisition of Ryder through a combination of cash from working capital, the Acquisition Loan and the Revolving Loan, as defined below. Approximately $900,000 of the purchase price is being held in an escrow account to satisfy any potential claims, breach of warranties or realized minimum net asset values, as defined in the Share Transfer Agreement, which may arise within a one year period following the acquisition.
During 2006, the Company entered into the following debt obligations. The Company has available the Revolving Loan with a bank for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account. The Revolving Loan expires on December 21, 2009, unless extended. Borrowings under the line of credit bear interest (7.70% at December 31, 2006) at LIBOR plus 2.35% payable monthly. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the Revolving Loan was $4,978,698 at December 31, 2006. Borrowings under the Revolving Loan are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. The carrying amount of receivables that serve as collateral for borrowings totaled $5,056,974 at December 31, 2006.
The Company entered into a loan agreement (the “Loan Agreement”) on December 22, 2006 pursuant to which the Company obtained an acquisition loan (the “Acquisition Loan”) in the amount of $2,600,000. The Acquisition Loan is secured by a letter of credit from SEB bank in favor of National City Bank, a national banking association (“NCB”). The letter of credit was obtained by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 23, 2007, Fairford owned 61.4% of the Company’s outstanding Common Stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (7.35% at December 31, 2006) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at December 31, 2006.
Provisions under the Revolving Loan and Acquisition Loan require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, the issuance of guarantees and the payment of dividends. For example, subject to certain exceptions, the Company agreed under the Loan Agreement, among other matters, that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis. At December 31, 2006, the Company was in compliance with all applicable covenants contained in the Revolving Loan and Acquisition Loan agreements.
The Loan Agreement requires the Company to pay a fee with respect to the unused portion of the Revolving Loan of 0.25% per annum for each calendar quarter on the average daily amount by which $8.0 million exceeds the outstanding principal amount of the Revolving Loan during such calendar quarter. Pursuant to the Loan Agreement, the Company is obligated to pay NCB a nonrefundable commitment fee of $25,000 and a funds transfer fee in the amount of approximately $20,319.
Each of the Promissory Notes is secured by: (i) the Loan Agreement; (ii) the Guaranties (collectively, “U.S. Guaranties”) from the Company’s direct and indirect wholly-owned subsidiaries to NCB; (iii) the Security Agreements (collectively, “Security Agreements”) from each of the Company and its U.S. direct and indirect wholly-owned subsidiaries; (iv) the Charge Over Shares in Ryder from CTI Data to NCB (v) the Debentures (collectively, “Debentures”) between NCB and each of the Company, CTI Data and Ryder; and (vi) the Guarantee and Indemnities (collectively, “UK Guarantees”) between NCB and each of CTI Data and Ryder.
The Company’s obligations under the Loan Documents, as defined in the Loan Agreement, are jointly and severally guarantied by the Company’s subsidiaries under the U.S. Guaranties, dated as of December 22, 2006. In addition, pursuant to the UK Guarantees, each of CTI Data and Ryder guarantied the Company’s obligations under the Loan Documents and agreed to indemnify NCB for any losses or liabilities suffered by NCB as a result of the Company’s obligations under the Loan Documents being unenforceable, void or invalid.
Pursuant to the Security Agreements, dated as of December 22, 2006, the Company and each of its U.S. subsidiaries granted a security interest to NCB in substantially all of their respective assets as security for the performance of the Company’s obligations under the Loan Agreement and, in case of the U.S. subsidiaries, their respective obligations under the U.S. Guaranties. Under the Debentures, dated as of December 22, 2006, each of the Company, Ryder and CTI Data also secured their respective liabilities to NCB.
Each of the Company and CTI Data entered into a charge over shares agreement with NCB, dated as of December 22, 2006, pursuant to which they granted a security interest to NCB, as further security for the obligations under the Acquisition Loan and Revolving Loan, in all of the shares of the capital stock of CTI Data and Ryder, respectively.
Pursuant to the Loan Agreement, the following events, among other circumstances, constitute an event of default and may cause all obligations of the Company under each of the Promissory Notes to become immediately due and payable: (i) any amount due under the Acquisition Loan Note and/or the Revolving Note is not paid within ten days of when due; (ii) a default under any of the Loan Documents; (iii) any default in the payment of the principal or any other sum for any other indebtedness having a principal amount in excess of $10,000 or in the performance of any other term, condition or covenant contained in any agreement under which any such indebtedness is created, the effect of which default is to permit the holder of such indebtedness to cause such indebtedness to become due prior to its stated maturity; and (iv) any sale or other transfer of any ownership interest of the Company or its subsidiaries, which results in any change in control of the Company or a change in the Chairman or Chief Executive Officer of the Company.
The Company added Ryder’s products and customers to the EIM segment. The Ryder products and customers give the Company international presence in the EIM market as well as a strong Tier 1 customer base which the Company believes will reduce the Company’s dependence on a single customer.
On January 21, 2005, the Company completed the sale of the Company’s discontinued assets and liabilities (see Note 6: Discontinued Operations). The sales price was $464,000 of which $180,000 in cash was received along with a non-interest bearing note of $284,000 payable in 12 monthly installments of $15,000 and a final monthly payment of $104,000. The Company imputed interest on the note at a rate of 6% and recorded a note receivable of $272,397. The note receivable was paid in full as of December 31, 2006.
During fiscal 2006, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $400,000 of which the Company received $40,000 of cash and accepted notes for the remaining $360,000. The Company recorded the remaining payments at a discount at an imputed interest rate of 9.25%. The settlement receivable as of December 31, 2006 amounted to $952,396.
During fiscal 2005, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $1,375,000 of which the Company received $400,000 of cash and accepted notes for the remaining $975,000. The Company recorded the remaining payments at a discount with imputed interest ranging from 7.83% to 8.00%.
In October 2006, the Company signed a new lease in Indianapolis for 15,931 square feet of office space for an average of $257,643 per year. The Indianapolis lease expires in February 2014.
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
The Company paid $20,907 in state income taxes and $86,803 in foreign income tax for the year ended December 31, 2006.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, depreciation and amortization, investments, income taxes, capitalized software, accrued compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 7. “Financial Statements – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
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
The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. At December 31, 2006, the Company provided a valuation allowance against the Company’s net deferred tax assets of the Company’s net operating loss carryforwards in the United States. Given profitability from operations in the United Kingdom, deferred tax assets related to the United Kingdom operations do not have a valuation allowance.
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

SFAS 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company periodically evaluates capitalized computer software costs for impairment. The Company had $1,393,893 of capitalized software costs as of December 31, 2006.
Revenue Recognition and Accounts Receivable Reserves. The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 revises or rescinds portions of the SEC’s “Revenue Recognition in Financial Statements, Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.
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
Related Party Transactions
As of February 7, 2006, Fairford, the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 issued and outstanding shares of Class B common stock, notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Pursuant to the Certificate of Incorporation, the foregoing conversion of shares of Class B common stock into shares of Class A common stock was effective as of March 31, 2006. The Company determined that, as of March 31, 2006, the unaudited Net Book Value of the Tracking LLC was $271,482.69. Therefore, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares of Class A common stock were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of Class B common stock was calculated using 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).
On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. As of February 16, 2007, prior to issuance of the Warrant, Fairford owned 61% of the Company’s outstanding Common Stock and Fairford Scandinavia did not own any of the Company’s securities. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia.
During the fiscal year ended December 31, 2006, options to purchase 250,000 shares of the Company’s Class A common stock, at an exercise price of $0.31 per share, were granted to Mr. Birbeck, the Company’s Chairman of the Board of Directors, Chief Executive Officer, and President. The options vested immediately upon grant. During the fiscal year ended December 31, 2005, options to purchase 500,000 shares of the Company’s Class A common stock, at an exercise price of $0.40 per share, were issued to Mr. Birbeck. The options vested immediately upon grant.
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

During the fiscal year ended December 31, 2005, options to purchase 6,250 shares of the Company’s Class A common stock, at an exercise price of $0.34 per share, were issued to Mr. Osseiran, a director and majority stockholder of the Company. The options vest in four equal annual installments beginning on the first anniversary of the date of grant.
The Company incurred $60,000 in fees and $11,079 in expenses associated with Board of Directors activities in 2006 and $186,328 in fees and $73,288 in expenses associated with Board of Directors activities in 2005.
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
Recently Issued and Adopted Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised in 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company is no longer permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. The adoption of the modified perspective method as permitted under SFAS No. 123-R applies to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards and will not require the Company’s financial statements for any prior interim periods or fiscal years to reflect any restated amounts.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 will be effective for public companies for fiscal years beginning after December 15, 2006. The Company is currently in the process of accessing the impact, if any, of the recognition and measurement requirements of FIN 48 on its existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, will be reflected as an adjustment to the opening balance of retained earnings.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. In addition to defining fair value, SFAS No. 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company has yet to evaluate the impact of SFAS 157 on its financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s financial statements or results of operations.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
CTI Group (Holdings) Inc.
We have audited the accompanying consolidated balance sheet of CTI Group (Holdings) Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC
Indianapolis, Indiana
April 2, 2007

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$1,691,349	$1,617,004
Short-term investments	—	6,480,000
Trade accounts receivable, less allowance for doubtful accounts of $72,967 and $30,021, respectively	3,484,468	2,478,067
Note and settlement receivable	172,724	234,880
Prepaid expenses	468,225	372,885
Deferred financing costs	132,345	—
Income taxes refundable	167,357	—
Deferred income tax benefit	1,715	3,610
Other current assets	65,154	20,905

Total current assets	6,183,337	11,207,351

Restricted cash	3,654,172	429,700
Long term settlement receivable – net of current portion	779,672	631,353
Property, equipment, and software, net	2,354,615	2,243,623
Deferred financing costs – long term	264,691	—
Intangible assets, net	5,996,229	84,119
Goodwill	4,922,208	—
Other assets	76,300	76,300

Total assets	$24,231,224	$14,672,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$361,065	$487,603
Accrued expenses	2,465,565	1,101,306
Accrued wages and other compensation	693,291	1,101,743
Income tax payable	72,182	86,645
Deferred tax liability	203,417	—
Deferred revenue	1,663,549	1,390,617

Total current liabilities	5,459,069	4,167,914

Note payable –long term	7,578,698
Lease incentive – long term	21,470	—
Deferred revenue – long term	12,678	19,479
Deferred tax liability – long term	1,529,419	—

Total liabilities	14,601,334	4,187,393

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,178,271 issued and outstanding at December 31, 2006 and 28,065,459 issued and outstanding at December 31, 2005	291,783	280,655
Class B convertible common stock, par value $.01; 0 shares authorized, issued and outstanding at December 31, 2006 and 2,833,334 shares authorized, issued and outstanding as of December 31, 2005	—	28,333
Additional paid-in capital	25,415,341	25,271,951
Accumulated deficit	(15,958,971)	(14,834,331)
Other comprehensive income (loss)	73,880	(69,412)
Treasury stock, 140,250 shares Class A common stock at December 31, 2006 and December 31, 2005, at cost	(192,143)	(192,143)

Total stockholders’ equity	9,629,890	10,485,053

Total liabilities and stockholders’ equity	$24,231,224	$14,672,446

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
Revenues:
Software sales, service fee and license fee	$12,288,464	$13,453,900
Patent license fee and enforcement	522,921	1,846,757

Total revenues	12,811,385	15,300,657

Cost and expenses:
Costs of products and services, excluding depreciation and amortization	3,455,584	4,037,381
Patent license fee and enforcement costs	950,733	1,221,007
Selling, general and administration	6,981,826	7,094,185
Research and development	1,706,504	2,009,885
Depreciation and amortization	1,064,699	1,098,260

Total costs and expenses	14,159,346	15,460,718

Loss from operations	(1,347,961)	(160,061)

Other income:
Interest income	344,600	296,708
Other income / (loss)	(14,326)	(5,447)

Income / (loss)from continuing operations before income taxes	(1,017,687)	131,200

Tax expense / (benefit)	69,953	(11,169)

Income / (loss) from continuing operations, net of tax	(1,087,640)	142,369

Discontinued operations
Income from discontinued operations, net of tax	—	10,497
Gain on sale of discontinued operations, net of tax	—	370,268

Income from discontinued operations, net of tax	—	380,765

Net (loss) / income	$(1,087,640)	$523,134

Basic and diluted net income per common share from continuing operations	$(0.04)	$0.01

Basic and diluted net income per common share from discontinued operations	$0.00	$0.01

Basic and diluted net income per common share	$(0.04)	$0.02

Basic weighted average common shares outstanding	28,902,790	27,832,854
Diluted weighted average common shares outstanding	28,902,790	30,307,906
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
Cash flows provided by operating activities:
Net income	$(1,087,640)	$523,134
Adjustments to reconcile net income to cash provided by operating activities:
Net income from discontinued operations	—	(10,497)
Depreciation and amortization	1,064,699	1,098,260
Gain on sale of discontinued assets	—	(370,268)
Allowance for doubtful accounts	8,804	5,343
Deferred income taxes	26,853	41,948
Stock option grant expense	86,665	2,222
Recognition of rent incentive benefit	(97,447)	(81,082)
Loss on disposal of property and equipment	15,291	—
Changes in operating activities:
Trade accounts receivables	660,016	(220,532)
Note and settlement receivables	(204,597)	(756,180)
Prepaid expenses	(32,957)	(31,502)
Other assets	(8,380)	21,767
Accounts payable	(231,544)	272,053
Accrued expenses, wages and other compensation	57,637	14,213
Deferred revenue	(180,628)	360,748
Income taxes refundable	(56,344)	241,902
Cash provided by / (used in) discontinued operations	—	44,754

Cash provided by operating activities	20,428	1,156,283

Cash flows used in investing activities:
Additions to property, equipment, and software	(578,771)	(763,550)
Increase in restricted cash	(3,157,556)	(445,285)
Purchases of short-term available for sale securities investments	(13,000,000)	(27,250,000)
Sales of short-term available for sale securities investments	19,480,000	26,800,000
Acquisition of business, net of cash and cash equivalents acquired	(10,152,311)	—
Cash received from payment of note receivable on sale of discontinued assets	119,000	165,000
Sale of discontinued assets	—	180,000

Cash used in investing activities	(7,289,638)	(1,313,835)

Cash flows provided by financing activities:
Issuance of debt	7,578,698	—
Deferred financing fees	(397,036)	—
Exercise of stock options	2,520	6,368

Cash provided by financing activities	7,184,182	6,368

Effect of foreign currency exchange rates on cash and cash equivalents	159,373	(123,492)

Increase / (decrease) in cash and cash equivalents	74,345	(274,676)
Cash and cash equivalents, beginning of year	1,617,004	1,891,680

Cash and cash equivalents, end of year	$1,691,349	$1,617,004

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2006 and 2005

							Retained
					Additional		Earnings	Other
	Class A Common Stock		Class B Common Stock		Paid-in	Comprehensive	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	deficit)	Income (loss)	Stock	Equity
Balance, December 31, 2004	26,893,145	$268,932	2,833,334	$28,333	$25,275,084		$(15,357,465)	$18,361	$(192,143)	$10,041,102
Comprehensive Loss
Net income	—	—	—	—	—	523,134	523,134	—	—	523,134
Foreign currency translation Adjustments	—	—	—	—	—	(87,773)	—	(87,773)	—	(87,773)

Comprehensive income	—	—	—	—	—	$435,361	—	—	—	—

Stock option expense	—	—	—	—	2,222		—	—	—	2,222
Stock issued upon exercise of stock Options	31,750	317	—	—	6,051		—	—	—	6,368
Issuance of shares related to the CDS Agreement	1,140,564	11,406	—	—	(11,406)		—	—	—	—

Balance, December 31, 2005	28,065,459	$280,655	2,833,334	$28,333	$25,271,951		$(14,834,331)	$(69,412)	$(192,143)	$10,485,053
Comprehensive Loss
Net income	—	—	—	—	—	(1,087,640)	(1,087,640)	—	—	(1,087,640)
Foreign currency translation adjustments	—	—	—	—	—	143,292	—	143,292	—	143,292

Comprehensive income	—	—	—	—	—	$(944,348)	—	—	—	—

Stock option expense	—	—	—	—	86,665		—	—	—	86,665
Stock issued upon exercise of stock options	12,000	120	—	—	2,400		—	—	—	2,520
Issuance of shares related to the conversion of class B common stock to shares of Class A common stock	1,100,812	11,008	(2,833,334)	(28,333)	54,325		(37,000)	—	—	—

Balance, December 31, 2006	29,178,271	$291,783	$—	$—	$25,415,341		$(15,958,971)	$73,880	$(192,143)	$9,629,890

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS: CTI Group (Holdings) Inc. and wholly-owned subsidiaries (the “Company” or “CTI”) design, develop, market and support billing and data management software and services. The Company operates in three business segments: Electronic Invoice Management, Telemanagement and Patent Enforcement Activities.
The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to: loss of its significant customers, inability to enhance existing products and services to meet the evolving needs of customers, failure to enforce intellectual property rights, adverse fluctuations in currency exchange rates and disruption in telecommunications industry and general economic conditions.
BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.
The Company sold Xila Communications, LLC, (“Xila”), an entity owned by CDS Holdings, LLC on January 21, 2005 as stipulated in the CDS Asset Purchase Agreement (“CDS Agreement”). Therefore, the financial results of Xila have been presented as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in the consolidated financial statements. The information in the notes to the consolidated financial statements is for continuing operations, unless otherwise stated.
FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned UK-based subsidiaries. The financial statements of the Company’s foreign subsidiaries have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with SFAS 52, “Foreign Currency Translation.” Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholder’s equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction loss of approximately $173,000 for the year ended December 31, 2006 and a transaction gain of approximately $4,000 for the year ended December 31, 2005.
CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and highly liquid investments. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.
SHORT-TERM INVESTMENTS: The Company considers all debt securities with maturities of more than three months but less than one year as short-term investments and classifies investments in such short-term debt securities as either held to maturity or available for sale. These investments are diversified among high credit quality securities in accordance with the Company’s investment policy. Short-term investments include auction rate securities, which are categorized as available for sale given their liquidity and frequent interest reset features. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized gains / (losses) or gross realized gains / (losses) from our current investments. All income generated from these current investments was recorded as Interest income. As of December 31, 2006 and 2005, the Company had $0 and $6,480,000, respectively, of auction rate securities.
ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2006 and 2005, advertising expense was $190,926 and $119,642, respectively.
USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. The book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments. Based on borrowing rates currently available to the Company for the line of credit and note payable with similar terms, the carrying value of the Company’s line of credit and note payable obligations approximate fair value.
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
COMPUTER SOFTWARE: Under the provisions of SFAS No 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”), expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the greater of a) the straight-line method over the estimated economic life of the product or b) the ratio that the current gross revenue for the products bear to the total current and anticipated future gross revenue of the products. SFAS 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. See Note 5. The Company capitalized $500,289 and $656,345 for the years ended December 31, 2006 and 2005, respectively, in costs related to its software development. The amortization expense for developed software was $776,111 and $734,292 for the years ended December 31, 2006 and 2005, respectively.
GOODWILL AND INTANGIBLE ASSETS: Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. A third party valuation was performed in connection with the Ryder acquisition on December 22, 2006 in order to determine fair value of goodwill and intangibles. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer accounts.
LONG-LIVED ASSETS: The Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives using the methodology prescribed in SFAS 144. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows.
DEFERRED FINANCING COSTS: Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.
REVENUE RECOGNITION: The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily revises or rescinds portions of the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements, Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.
The Company’s Telemanagement sales arrangements typically include services in addition to software. Service revenues are generated from support and maintenance, processing, training, consulting, and customization services. For sales arrangements that include bundled software and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SOP 97-2. Support and maintenance revenues are recognized on a straight-line basis over the term of the agreement. Revenues from processing, training, consulting, and customization are recognized as provided to customers. If the services are essential to the functionality of the software, revenue from the software component is deferred until the essential service is complete.
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
LEGAL COSTS RELATED TO PATENT ENFORCEMENT ACTIVITIES: Professional fees and legal costs incurred while pursuing patent license fee and enforcement revenues are expensed as incurred. Legal fees that are contingent on the successful outcome of an enforcement claim are recorded when the patent license fee and enforcement revenues are realized.
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31
2005
Net income:
As reported	$523,134
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(198,034)

Pro forma net income	$325,100

Basic and Diluted income per share:
As reported	$0.02

Pro forma	$0.01

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

	For the Twelve Months Ended December 31,
	2006	2005
Net (loss)/income	$(1,087,640)	$523,134

Average shares of common stock outstanding used to compute basic earnings per share	28,902,790	27,832,854

Additional common shares to be issued assuming exercise of stock options	—	505,095

Additional common shares to be issued assuming conversion of Class B shares	—	1,969,957

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,902,790	30,307,906

Net (loss)/income per share – Basic:

Net (loss)/income per share	$(0.04)	$0.02

Weighted average common and common equivalent shares outstanding	28,902,790	30,307,906

Net (loss)/income per share – Diluted:

Net (loss)/income per share	$(0.04)	$0.02

Weighted average common and common equivalent shares outstanding	28,902,790	30,307,906

For the years ended December 31, 2006 and December 31, 2005 options to purchase 1,988,000 and 2,150,750, respectively, shares of Class A common stock at exercise prices ranging from $.20 to $.50 were outstanding.
The Company had a series of Class B common stock that was converted into 1,100,812 shares of the Company’s Class A common stock as of March 31, 2006 based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock as defined (see Note 3).
CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of statutory insured limits. As of December 31, 2006, such deposits exceeded statutory insured limits by $1,602,892. Concentration of credit risk with respect to trade receivables

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off approximately $1,200 and $27,000 of receivables deemed to be uncollectible against the established allowance for doubtful accounts for the years ended December 31, 2006 and 2005, respectively.
COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive income (loss).
RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $1,706,504 and $2,009,885 for the years ended December 31, 2006 and 2005, respectively.
SHIPPING AND HANDLING FEES AND COSTS: The Company bills customers for shipping and handling. Shipping and handling costs, which are included in cost of products and services in the accompanying consolidated statements of operations, include shipping supplies and third-party shipping costs.
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 will be effective for the Company on January 1, 2007. The Company is currently in the process of accessing the impact, if any, of the recognition and measurement requirements of FIN 48 on its existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, will be reflected as an adjustment to the opening balance of retained earnings.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. In addition to defining fair value, SFAS No. 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company has yet to evaluate the impact of SFAS 157 on its financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s financial statements or results of operations.
NOTE 2 – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
On January 21, 2005, the Company completed the sale of the Company’s discontinued assets and liabilities (see Note 6: Discontinued Operations). The sales price was $464,000 of which $180,000 in cash was received along with a non-interest bearing note of $284,000 payable in 12 monthly installments of $15,000 and a final monthly payment of $104,000. The Company imputed interest on the note at a rate of 6% and recorded a note receivable of $272,397. The note receivable was paid in full as December 31, 2006.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2005, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $1,375,000 of which the Company received $400,000 of cash and accepted notes for the remaining $975,000. The Company recorded the remaining payments at a discount with imputed interest ranging from 7.83% to 8.00%.
During fiscal 2006, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $400,000 of which the Company received $40,000 of cash and accepted notes for the remaining $360,000. The Company recorded the remaining payments at a discount at an imputed interest rate of 9.25%. The settlement receivable as of December 31, 2006 amounted to $952,396.
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
In accordance with EITF Issue no. 98-5 the discount in average market price used related to the conversion of Class B common stock to Class A common stock which amounted to $37,000 is deemed to be analogous to a dividend and has been recorded as a reduction to retained earnings (accumulated deficit) in 2006.
The Company paid $20,907 in state income taxes and $86,803 in foreign income tax for the year ended December 31, 2006.
NOTE 3 – ACQUISITION, MERGER, AND DISCONTINUED OPERATIONS
Acquisition
On December 22, 2006, the Company entered into a Share Transfer Agreement (the “Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, the Company acquired all of the issued and outstanding shares of capital stock of Ryder Systems Limited (“Ryder”), a privately held software development company registered in England, for a purchase price of £5.6 million (the “Purchase Price”), which was equal to approximately $11.0 million as of December 22, 2006. The assets of Ryder consist primarily of cash and accounts receivable. The Company financed the acquisition of Ryder through a combination of cash from working capital, the Acquisition Loan and the Revolving Loan, as defined below. Approximately $900,000 of the purchase price is being held in an escrow account to satisfy any potential claims, breech of warranties or realized minimum net asset values, as defined in the Share Transfer Agreement, which may arise within a one year period following the acquisition. The total purchase price was as follows:

Cash	$3,627,493
Debt	7,425,860
Costs of acquisition	337,469

Total	$11,390,822

The Company believes the acquisition of Ryder provides for: a growing recurring revenue stream with leading international telecommunication service providers, proprietary technology and development base which provides for a rich functionality of solutions to supplement the Company’s capabilities to pre-empt technological market developments, increased ability to take advantage of new growth opportunities through access of new sales networks and channels, enhanced ability to cross-sell existing products, services and solutions in other markets.
The Company allocated the purchase price to tangible assets, liabilities assumed, and identifiable intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The total preliminary allocation of the purchase price as of December 31, 2006 was as follows:

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents	$1,238,511
Accounts receivable	1,482,784
Income tax receivable	132,131
Property and equipment	570,683
Goodwill	4,922,208
Purchased intangible assets	5,950,000
Prepaid expenses	52,738
Other current and noncurrent assets	35,299
Accounts payable	(76,899)
Deferred revenue	(268,721)
Accrued expenses	(942,230)
Deferred tax liabilities, net	(1,705,682)

Total	$11,390,822

Intangible assets consist primarily of customer relationships, technology and tradenames. The intangible assets attributable to customer relationships relate to Ryder’s ability to maintain relationships with existing customers. Technology intangibles include a combination of patented and unpatented technology, trade secrets, and computer software that represent the foundation for current and planned new products. The following table presents details of the purchased intangible assets acquired as part of the acquisition:

	Weighted-Average
	Useful Life
	(in Years)	Amount
Tradenames	9.0	$180,000
Technology	8.0	1,620,000
Customer relationships	9.0	4,150,000

Total		$5,950,000

Unaudited Pro Forma Financial Statements
Unaudited pro forma statement of operations for the years ended December 31, 2006 and December 31, 2005 are included below. The unaudited pro forma combined statements of operations give effect to the acquisition as if it had occurred on January 1, 2005. This information is not necessarily indicative of the results that actually would have been attained if the acquisition had occurred on the date specified nor is it intended to project the Company’s results of operations or financial position for any future period or date. Such information should be read in conjunction with the historical consolidated financial statements of the Company.
Ryder’s historical audited financial statements are presented in British pounds and were prepared in accordance with generally accepted accounting principles in the United Kingdom (“UK GAAP”), which differs in certain respects from those generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements were prepared in US GAAP and are presented in US dollars. As presented in this unaudited pro forma financial information, Ryder’s financial statements were reconciled to US GAAP and were translated from British pounds to US dollars and adjustments have been made to Ryder’s financial information to conform with the Company’s financial information presented under US GAAP.
The unaudited pro forma financial information is based on historical financial statements. The Company’s fiscal year ends on December 31, while Ryder’s fiscal year ended on April 30. Ryder’s financial information has been adjusted to a December 31 year end.
The results of Ryder included in the unaudited pro forma financial information statement of operations for the year ended December 31, 2006 have been translated into US dollars at the average of the average daily closing rate for each month for the twelve months January 2006 through December 2006. The rate of exchange used for the translation is British pounds 1.00 to US dollars 1.8582.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The results of Ryder included in the unaudited pro forma financial information statement of operations for the year ended December 31, 2005 have been translated into US dollars at the average of the average daily closing rate for each month for the twelve months January 2005 through December 2005. The rate of exchange used for the translation is British pounds 1.00 to US dollars 1.8147.
Unaudited pro forma consolidated statement of continuing operations for the year ended December 31, 2006

			Pro Forma
	CTI Group	Ryder	Adjustments	Consolidated
Revenues:
Software sales, service fee and license fee revenue	$12,288,464	$9,087,160	—	$21,375,624
Patent license fee and enforcement revenues	522,921	—	—	522,921

	12,811,385	9,087,160	—	21,898,545

Cost and Expenses:
Cost of products and services, exc, depreciation and amortization	3,455,584	561,209	—	4,016,793
Patent license fee and enforcement cost	950,733	—	—	950,733
Selling, general and administration	6,981,826	6,696,406	—	13,678,232
Research and development	1,706,504	—	—	1,706,504
Depreciation and amortization	1,064,699	426,749	678,056 (a)	2,169,504

Income / (loss) from operations	(1,347,961)	1,402,796	(678,056)	(623,221)

Other income / (expense)
Interest income / (expense)	344,600	18,251	(811,687) (b)	(448,836)
Other expense	(14,326)	—	—	(14,326)

Total other income / (expense)	330,274	18,251	(811,687)	(463,162)

Income / (loss) before income taxes	(1,017,687)	1,421,047	(1,489,743)	(1,086,383)

Tax benefit / (expense)	(69,953)	(303,000)	446,923 (c)	73,970

Net income / (loss)	(1,087,640)	1,118,047	(1,042,820)	(1,012,413)

Basic and diluted net income / (loss) per common share	$(0.04)			$(0.04)

Basic and diluted weighted average common shares outstanding	28,902,790			28,902,790

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited pro forma consolidated statement of continuing operations for the year ended December 31, 2005

			Pro Forma
	CTI Group	Ryder	Adjustments	Consolidated
Revenues:
Software sales, service fee and license fee revenue	$13,453,900	$6,562,721	—	$20,016,621
Patent license fee and enforcement revenues	1,846,757	—	—	1,846,757

	15,300,657	6,562,721	—	21,863,378

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	4,037,381	331,280	—	4,368,661
Patent license fee and enforcement cost	1,221,007	—	—	1,221,007
Selling, general and administration	7,094,185	6,365,572	—	13,459,757
Research and development	2,009,885	—	—	2,009,885
Depreciation and amortization	1,098,260	324,107	678,056 (a)	2,100,423

Income / (loss) from operations	(160,061)	(458,238)	(678,056)	(1,296,355)

Other income / (expense)
Interest income / (expense)	296,708	25,121	(908,273) (b)	(586,444)
Other expense	(5,447)	55	—	(5,392)

Total other income / (expense)	291,261	25,176	(908,273)	(591,836)

Income / (loss) before income taxes	131,200	(433,062)	(1,586,329)	(1,888,191)

Tax benefit / (expense)	11,169	(16,910)	475,899 (c)	470,158

Net income / (loss)	142,369	(449,972)	(1,110,430)	(1,418,033)

Basic and diluted net income / (loss) per common share	$0.01			$(0.05)

Basic weighted average common shares outstanding	27,832,854			27,832,854
Diluted weighted average common shares outstanding	30,307,906			30,307,906
The following notes explain the pro forma adjustments:

a)	Adjustment to estimate amortization expense on the intangibles related to the purchase of Ryder.

b)	Adjustment to estimate interest expense on the Acquisition Loan and Revolving Loan.

c)	Adjustment to record tax expense at an estimated statutory rate of 30%.
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
Centillion’s patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (“Centillion Data Systems, LLC” or “Tracking LLC”). Tracking LLC has executed a perpetual irrevocable royalty-free license

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to Tracking LLC, 2,833,334 newly authorized shares of the Company’s Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock had certain rights to convert the Class B common stock into Class A common stock based on the value of Tracking LLC. Under the Company’s Certificate of Incorporation, as amended, adopted in connection with the Merger, until February 12, 2006 shares of Class B common stock could be converted at the election of the holders of more than 50% of the outstanding shares of Class B common stock into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by 88% of the average market price of Class A common stock. The average market price of Class A common stock at any date would be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date or if Class A common stock is not so traded, the average of the highest bid and the lowest asked quotations in the over-the-counter market during such period. As of February 7, 2006, Fairford Holdings Limited (“Fairford”), the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 shares of issued and outstanding shares of Class B common stock, notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. As of March 31, 2006, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of the Class B common stock was calculated using a value of Tracking LLC of $271,482.69 and 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662). In accordance with EITF Issue no. 98-5 the discount in average market price which amounted to $37,000 is deemed to be analogous to a dividend and has been reported as a reduction to retained earnings (accumulated deficit) in 2006.
Discontinued Operations
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
service providers to eGIX’s network, and the existing agreements between Xila and its connectivity providers were terminated.
On January 21, 2005, after receiving necessary regulatory approvals and consents under the Xila Agreement, the sale of the Net Assets was consummated, in connection with which the Company received a purchase price of $464,000 consisting of a $180,000 cash payment and a non-interest bearing note of $284,000. The promissory note was paid in twelve equal monthly installments of $15,000 following the closing the final payment of $104,000 was received on February 22, 2006. Upon closing of the Xila Agreement, the existing Service Agreement and Telecommunications Services Agreement were terminated. In accordance with the CDS Agreement, the Company issued, in the first quarter of fiscal 2005, 1,140,564 shares of Class A common stock in connection with the sale of the Net Assets.
The Company recorded a gain on the sale of $370,268 in the first quarter of fiscal 2005. Xila’s financial results were presented as discontinued operations in the consolidated financial statements. In the first quarter of fiscal 2005, Xila changed its name to XC, LLC.
NOTE 4 — GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS
Intangible assets consist of the following:

	December 31,
	2006	2005
Goodwill	$4,922,208	$—
Patents	344,850	344,850
Tradenames	180,000	—
Customer base	4,576,813	426,813
Technology	1,620,000	—
Other Intangibles	493,672	493,672

	12,137,543	1,265,335
Less accumulated amortization	(1,219,108)	(1,181,216)

	$10,918,437	$84,119

Amortization expense on intangible assets amounted to $37,892 and $116,788 for the years ended December 31, 2006 and 2005, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2007 — $706,682; 2008 - $706,601; 2009 — $698,761; 2010 — $683,611; 2011 $683,611; and thereafter — $2,516,961.
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS
Property, equipment and software development costs consist of the following:

	December 31,
	2006	2005
Equipment	$1,445,059	$1,012,926
Furniture	632,128	615,356
Leasehold improvements	306,617	342,016
Software development costs	4,462,253	3,619,255

	6,846,057	5,589,553
Less accumulated depreciation and amortization	(4,491,442)	(3,345,930)

	$2,354,615	$2,243,623

Depreciation and amortization expense on property, equipment, and software amounted to $1,026,807 and $981,472 for the years ended December 31, 2006 and 2005, respectively. Fixed assets no longer in use in 2006 with an original cost of $256,458 were written off. In 2005, fixed assets, with an original cost of $624,431, were written off.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense of developed software amounted to $776,111 and $734,292 for the years ended December 31, 2006 and 2005, respectively. Amortization expense of developed software relates to cost of sales.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
A. LEASE COMMITMENTS:
The Company leases its office facilities and certain equipment under non-cancelable long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through non-cancelable long-term operating leases are as follows:

Year ending December 31:

2007	448,808
2008	480,830
2009	344,171
2010	352,137
2011	360,102
Thereafter	792,558

Total	$2,778,606

Rent and lease expense was $360,765 and $436,807 for the years ended December 31, 2006 and 2005, respectively. The Company leased office space through November 2006 consisting of 20,003 square feet in Indianapolis in the United States at an annual rent of $209,353 per year. In October 2006, the Company signed a new lease in Indianapolis for 15,931 square feet of office space for an average of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 3,485 square feet of office space near London in the United Kingdom at an annual cost equivalent to $148,000 per annum. The London lease expires in December 2013 but the Company may terminate the lease effective January, 2007 or thereafter, upon a minimum of six months advance notice of the date of termination and payment of the equivalent of one quarterly rent payment. The Company leases 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $142,000. The Blackburn lease expires December 2008. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.
B. CONTINGENCIES:
The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
C. EMPLOYMENT AGREEMENTS:
The Company has entered into employment agreements with certain members of management. The terms of these agreements could include, but are not limited to, compensation, non competition, severance and change in control clauses. As of December 31, 2006 and 2005, all relevant amounts have been accrued for under these agreements.
NOTE 7 — SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS
During 2006, the Company entered into the following debt obligations.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has available a revolving loan (the “Revolving Loan”) with a bank for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account. The Revolving Loan expires on December 21, 2009, unless extended. Borrowings under the line of credit bear interest (7.70% at December 31, 2006) at LIBOR plus 2.35% payable monthly. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the Revolving Loan was $4,978,698 at December 31, 2006. Borrowings under the Revolving Loan are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. The carrying amount of receivables that serve as collateral for borrowings totaled $5,056,974 at December 31, 2006.
The Company entered into a loan agreement (the “Loan Agreement”) on December 22, 2006 pursuant to which the Company obtained an acquisition loan (the “Acquisition Loan”) in the amount of $2,600,000. The Acquisition Loan is secured by a letter of credit from SEB bank to National City Bank, a national banking association (“NCB”). The letter of credit was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 23, 2007, Fairford owned 61.4% of the Company’s outstanding Common Stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (7.35% at December 31, 2006) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at December 31, 2006.
Borrowings under the Revolving Loan and the Acquisition Loan are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. For example, subject to certain exceptions, the Company agreed under the Loan Agreement, among other matters, that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis. As of December 31, 2006, the Company was in compliance with all covenants.
The Loan Agreement require the Company to pay a fee with respect to the unused portion of the Revolving Loan of 0.25% per annum for each calendar quarter on the average daily amount by which $8.0 million exceeds the outstanding principal amount of the Revolving Loan during such calendar quarter. Pursuant to the Loan Agreement, the Company is obligated to pay NCB a nonrefundable commitment fee of $25,000 and a funds transfer fee in the amount of approximately $20,319.
Each of the Promissory Notes is secured by: (i) the Loan Agreement; (ii) the Guaranties (collectively, “U.S. Guaranties”) from the Company’s direct and indirect wholly-owned subsidiaries to NCB; (iii) the Security Agreements (collectively, “Security Agreements”) from each of the Company and its U.S. direct and indirect wholly-owned subsidiaries; (iv) the Charge Over Shares in Ryder from CTI Data to NCB (v) the Debentures (collectively, “Debentures”) between NCB and each of the Company, CTI Data and Ryder; and (vi) the Guarantee and Indemnities (collectively, “UK Guarantees”) between NCB and each of CTI Data and Ryder.
The Company’s obligations under the Loan Documents, as defined in the Loan Agreement, are jointly and severally guarantied by the Company’s subsidiaries under the U.S. Guaranties, dated as of December 22, 2006. In addition, pursuant to the UK Guarantees, each of CTI Data and Ryder guarantied the Company’s obligations

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under the Loan Documents and agreed to indemnify NCB for any losses or liabilities suffered by NCB as a result of the Company’s obligations under the Loan Documents being unenforceable, void or invalid.
Pursuant to the Security Agreements, dated as of December 22, 2006, the Company and each of its U.S. subsidiaries granted a security interest to NCB in substantially all of their respective assets as security for the performance of the Company’s obligations under the Loan Agreement and, in case of the U.S. subsidiaries, their respective obligations under the U.S. Guaranties. Under the Debentures, dated as of December 22, 2006, each of the Company, Ryder and CTI Data also secured their respective liabilities to NCB.
Each of the Company and CTI Data entered into a charge over shares agreement with NCB, dated as of December 22, 2006, pursuant to which they granted a security interest to NCB, as further security for the obligations under the Acquisition Loan and Revolving Loan, in all of the shares of the capital stock of CTI Data and Ryder, respectively.
Pursuant to the Loan Agreement, the following events, among other circumstances, constitute an event of default and may cause all obligations of the Company under each of the Promissory Notes to become immediately due and payable: (i) any amount due under the Acquisition Loan Note and/or the Revolving Note is not paid within ten days of when due; (ii) a default under any of the Loan Documents; (iii) any default in the payment of the principal or any other sum for any other indebtedness having a principal amount in excess of $10,000 or in the performance of any other term, condition or covenant contained in any agreement under which any such indebtedness is created, the effect of which default is to permit the holder of such indebtedness to cause such indebtedness to become due prior to its stated maturity; and (iv) any sale or other transfer of any ownership interest of the Company or its subsidiaries, which results in any change in control of the Company or a change in the Chairman or Chief Executive Officer of the Company.
Accrued interest consists of the following at December 31, 2006, and December 31, 2005:

	December 31
	2006	2005

Accrued interest on the revolving line of credit	$25,302	$—
Accrued Interest on the term-loan	12,740	—

Total	$38,042	$—

Long-term debt consists of the following at December 31, 2006, and December 31, 2005:

	December 31
	2006	2005

Balances outstanding on the revolving line of credit	$4,978,698	$—
Balances outstanding on the term-loan	2,600,000	—

Total	$7,578,698	$—

Future maturities of long-term debt are as follows as of December 31, 2006

2007	$—
2008	—
2009	7,578,698
Thereafter	—

Total	$7,598,698

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — INCOME TAXES
The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
	2006	2005
Income tax (benefit) expense:
Current provision Federal	$—	$(49,988)
State	6,936	(70,760)
Foreign	33,980	64,156
Deferred Federal	—	—
State	—	—
Foreign	29,037	45,423

Expense / (benefit) for income taxes	$69,953	$(11,169)

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate is as follows:

	December 31,
	2006	2005
Computed tax (benefit) / expense of continuing operations at the expected statutory rate	$(355,844)	$22,809
Computed tax expense of discontinued operations at the expected statutory rate	—	129,460
State tax expense / (benefit), net	4,261	(46,702)
Nondeductible goodwill and intangible assets	(1,338)	5,233
Reduction in tax contingency accrual	(1,274)	(49,988)
Adjustment of prior year estimated tax provision	(1,715)	(46,944)
Tax credits earned	—	(22,490)
Utilization of net operating losses	—	—
Change in valuation allowance	425,863	(2,547)

	$69,953	$(11,169)

The components of the overall net deferred tax assets are as follows:

	Years Ended December 31,
	2006	2005
Assets
Net operating losses	$4,020,704	$4,112,885
Allowance for doubtful accounts	3,644	7,646
Vacation and bonus compensation and other accruals	614,251	161,591
Property tax	7,527	13,011
Stock options expensed	36,833	—
Capital loss carryforward	10,365	10,365
Tax credit carryforward	231,811	231,811

Total assets	$4,925,135	$4,737,309

Liabilities
Depreciation and amortization	(613,768)	(774,491)
Deferred acquisition intangibles	(1,780,529)	—
Other	—	—

Total liabilities	(2,394,297)	(774,491)
Valuation allowance	(4,261,947)	(3,759,208)

Deferred tax asset, net	$(1,731,109)	$3,610

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2006 the Company had available unused net operating losses of $9,935,476 and tax credit carryforwards of approximately $231,811 that may be applied against future taxable income and that expire 2008 to 2024. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate resolution of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2006 the Company had a valuation allowance of $4,261,947 established against unused U.S. net operating loss carryforwards of $9,935,476 and tax credits of $231,811 as utilization of these tax attributes is not assured in the United States.
In November 2006, the Internal Revenue Service notified the Company of the disallowance of the deductibility of the write-off $10.5 million promissory note taken during the 2003 tax year. The Company believes its position is valid and is supportable. The Company plans to defend its position vigorously and believes it will ultimately prevail in its appeal process. While the Company is unable to determine the ultimate outcome, an unfavorable result of the appeal process could have a material adverse impact on the Company’s financial position and debt covenant compliance.
NOTE 9 – STOCK BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the Black-Scholes-Merton formula and the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.
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
In 2002, the Company’s stockholders authorized an additional 2,000,000 shares for grant under the Plan. In connection with the shares that could be issued under the Plan, the Company filed a registration statement on Form S-8. Such registration statement also covered certain options granted prior to the Merger, which were not granted under the Plan (“Outside Plan
Stock Options”). At December 31, 2006, the Company had options to purchase 1,988,000 shares of Class A common stock outstanding under the Plan which included 60,000 Outside Plan Stock Options. The Company had options to purchase 1,742,625 shares of Class A common stock that were exercisable as of December 31, 2006 which included 60,000 Outside Plan Stock Options.
On December 8, 2005, the Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders. In connection with the shares that can be issued under the Stock Incentive Plan, the Company filed a registration statement on Form S-8. The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to the stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The aggregate number of shares of Class A common stock that will be reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. As of December 31, 2006, options to purchase 250,000 shares of Class A common stock were granted under the Stock Incentive Plan.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price

Outstanding, December 31, 2004	2,563,250	$0.20-$0.50	$0.32
Granted	853,750	0.34 - 0.40	0.39
Exercised	(31,750)	0.20 - 0.21	0.21
Cancelled	(1,234,500)	0.21 – 0.49	0.37

Outstanding, December 31, 2005	2,150,750	$0.21-$0.50	$0.32
Granted	250,000	0.31	0.31
Exercised	(12,000)	0.21	0.21
Cancelled	(400,750)	0.21 – 0.49	0.35

Outstanding, December 31, 2006	1,988,000	$0.21-$0.50	$0.32

The following table summarizes options exercisable at December 31, 2006:

		ExercisePrice	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

December 31, 2005	1,456,625	$0.21-$0.50	$0.33	289,967	7.96 years

December 31, 2006	1,738,500	$0.21-$0.50	$0.32	358,235	7.53 years
The following table summarizes non-vested options:

Option
Shares
December 31, 2005	694,125
Granted	250,000
Cancelled	(123,750)
Vested	(570,875)

December 31, 2006	249,500

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included within Selling, general and administrative expense for the twelve months ended December 31, 2006 is $86,665 of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table. Because closed-form valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from general practices used by other companies in the software industry and estimates by the Company of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Risk-free interest rate	4.64%	4.10%
Dividend yield	0.00%	0.00%
Volatility factor	67.88%	71.88%
Expected lives	5 years	5 years
NOTE 10 — MAJOR CUSTOMERS
For the years ended December 31, 2006 and 2005 the Company had sales to a single customer aggregating $5,020,637 (39% of total revenues) and $5,594,946 (37% of total revenues), respectively. Such customer represents 41% and 42% of software sales, service fee and license fee revenues for the years ended December 31, 2006 and 2005, respectively. The Company had receivables from this single customer of $383,900 (11% of trade accounts receivable, net) and $547,123 (22% of the trade accounts receivable, net) as of December 31, 2006 and December 31, 2005, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2007. The loss of this customer would have a substantial negative impact on the Company.
NOTE 11 — RETIREMENT PLAN
The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code that covers certain eligible U.S., full-time employees. The Company matches 50% of participant contributions up to 6% of participant compensation. The Company made contributions of $64,422 in 2006 and $57,884 in 2005. The Company maintains a defined contribution plan for its U.K. employees. The Company made contributions of approximately $68,516 in 2006 and $60,977 in 2005.
NOTE 12 — SEGMENT INFORMATION
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
Electronic Invoice Management: EIM designs, develops and provides electronic invoice presentment, analysis and payment software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company provided these services primarily through facilities located in Indianapolis, Indiana and facilities located in Blackburn in the United Kingdom. In 2006, the Company embarked on the development of voice over internet protocol (“VOIP”) management applications which are incorporated in the EIM segment.
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
Reconciling items for operating income (loss) on the following table represent corporate expenses and depreciation. Included in the long-lived assets in the reconciling items is $3,000,000 of restricted cash being used as collateral.
The following table presents selected financial results by business segment:

	Electronic
	Invoice		Patent	Reconciling
2006	Management	Telemanagement	Enforcement	Amounts	Consolidated

Net revenues	$6,595,752	$5,692,712	$522,921	$—	$12,811,385
Gross profit / (loss) (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	5,170,166	3,662,714	(427,812)	—	8,405,068
Depreciation and Amortization	971,530	46,752	22,990	23,426	1,064,698
Income (loss) from operations	1,517,998	(341,933)	(450,802)	(2,073,224)	(1,347,961)
Long-lived assets	13,388,333	752,331	840,802	3,066,421	18,047,887

2005

Net revenues	$7,485,551	$5,968,349	$1,846,757	$—	$15,300,657
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	5,569,608	3,846,911	625,750	—	10,042,269
Depreciation and Amortization	917,141	142,653	22,990	15,476	1,098,260
Income (loss) from operations	1,484,724	329,318	602,760	(2,576,863)	(160,061)
Long-lived assets	2,194,513	465,262	715,473	89,847	3,465,095

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents selected financial results by geographic location based on location of customer:

2006	United States	United Kingdom	Consolidated

Net revenues	$7,357,947	$5,453,438	$12,811,385
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	4,770,056	3,635,012	8,405,068
Depreciation and Amortization	1,004,888	59,810	1,064,698
Income / (loss) from operations	(1,579,743)	231,782	(1,347,961)
Long-lived assets	5,602,795	12,445,092	18,047,887

2005

Net revenues	$9,624,240	$5,676,417	$15,300,657
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	6,375,950	3,666,319	10,042,269
Depreciation and Amortization	957,373	140,887	1,098,260
Income from operations	(660,536)	500,475	(160,061)
Long-lived assets	2,999,833	465,262	3,465,095
NOTE 13 — RELATED PARTY TRANSACTIONS
As of February 7, 2006, Fairford, the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 issued and outstanding shares of Class B common stock, notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Pursuant to the Certificate of Incorporation, the foregoing conversion of shares of Class B common stock into shares of Class A common stock was effective as of March 31, 2006. The Company determined that, as of March 31, 2006, the unaudited Net Book Value of the Tracking LLC was $271,482.69. Therefore, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares of Class A common stock were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of Class B common stock was calculated using 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal year ended December 31, 2006, options to purchase 250,000 shares of the Company’s Class A common stock, at an exercise price of $0.31 per share, were granted to Mr. Birbeck, the Company’s Chairman of the Board of Directors, Chief Executive Officer, and President. The options vested immediately upon grant. During the fiscal year ended December 31, 2005, options to purchase 500,000 shares of the Company’s Class A common stock, at an exercise price of $0.40 per share, were issued to Mr. Birbeck. The options vested immediately upon grant.
On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. The expense related to the Stock Warrants of $85,273 was recorded in the year ended December 31, 2006 as deferred finance costs. As of February 16, 2007, prior to the issuance of the Warrant, Fairford owned 61% of the Company’s outstanding Common Stock and Fairford Scandinavia did not own any of the Company’s securities. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia.
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
During the fiscal year ended December 31, 2005, options to purchase 6,250 shares of the Company’s Class A common stock, at an exercise price of $0.34 per share, were issued to Mr. Osseiran, a director and majority stockholder of the Company. The options vest in four equal annual installments beginning on the first anniversary of the date of grant.
The Company incurred $60,000 in fees and $11,079 in expenses associated with Board of Directors activities in 2006 and $186,328 in fees and $73,288 in expenses associated with Board of Directors activities in 2005.
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
Item 8B. Other Information
None

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2007 Annual Stockholders’ Meeting (“2007 Annual Meeting”) to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days of the Company’s fiscal year ended December 31, 2006.
Item 10. Executive Compensation
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2007 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2006.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2007 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2006.
Item 12. Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2007 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2006.

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
     3.6 Amended Bylaws adopted July 15, 2004 incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
     4.1 Acquisition Loan Promissory Note, dated December 22, 2006 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     4.2 Revolving Line of Credit Promissory Note, dated December 22, 2006 incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
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
     10.13 Amendment No. 1 to Chief Executive Employment Agreement between Bradley C. Houlberg and CTI Group (Holdings) Inc. dated October 20, 2004 incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004. *
     10.14 Chief Executive Employment Agreement between Bradley C. Houlberg and CTI Group (Holdings) Inc. dated December 21, 2004 incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB filed with the Securities Exchange and Commission on March 31, 2005. *

     10.15 Asset Purchase Agreement between Xila Communications, LLC and eGIX, Inc. dated as of October 28, 2004 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.
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
     10.21 Lessee covenants contained in Superior Lease, dated April 4, 1989, by and between Conifer Court Limited (superior landlord), GN Elmi Limited and G N Elmi a.s., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.
     10.22 Chief Executive Employment Agreement between John Birbeck and CTI Group (Holdings) Inc. dated September 13, 2005, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.23 CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Appendix III to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 23, 2005. *
     10.24 Form of Incentive Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.3 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.25 Form of Nonqualified Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.26 Form of Stock Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.27 Separation agreement between Bradley Houlberg and CTI Group (Holdings) Inc. dated October 20, 2005 incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on October 26, 2005. *
     10.28 Compensation arrangements for the Board of Directors of CTI Group (Holdings) Inc. incorporated by reference to Exhibit 10.2 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

     10.29 Stock option grant to Salah Osseiran on July 13, 2005 incorporated by reference to the Current Report of Form 8-K filed with the Securities and Exchange Commission on July 15, 2005. *
     10.30 Stock option grant to Manfred Hanuschek on October 11, 2005 incorporated by reference to the Current Report of Form 8-K filed with the Securities and Exchange Commission on October 14, 2005. *
     10.31 Office Lease dated October 18, 2006, between DH Realty, LLC and CTI Group (Holdings) Inc. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.
     10.32 Tenancy Agreement dated February 8, 2006, between European Settled Estates PLC and Ryder Systems Limited.
     10.33 Share Transfer Agreement, dated December 22, 2006, between CTI Data Solutions Limited, Ryder Systems Trustee Limited, Susan Patricia Haworth and Messrs. Paul Ryder Haworth, Andrew Wilson and David Latham incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.34 Loan Agreement, dated as of December 22, 2006, by and between CTI Group (Holdings) Inc. and National City Bank incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.35 CTI Group (Holdings) Inc. Security Agreement, dated as of December 22, 2006 incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.36 Debenture, dated as of December 22, 2006, between CTI Group (Holdings) Inc. and National City Bank incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.37 Charge Over Shares in CTI Data Solutions Ltd., dated as of December 22, 2006, between CTI Group (Holdings) Inc. and National City Bank incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     11.1 Statement re computation of per share earnings, incorporated by reference to Note 1 to Consolidated Financial Statements
     14.1 Code of Ethics incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.
     21.1 List of subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2006.
     23.1 Consent of Crowe Chizek and Company LLC.
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

Item 14. Principal Accountant Fees and Services
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2007 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2006.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CTI Group (Holdings) Inc.

By:	/s/ John Birbeck

Name:	John Birbeck
Title:	Chairman, President and Chief Executive Officer
Date:	April 2, 2007
     In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2007	/s/ John Birbeck

Date	John Birbeck
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

April 2, 2007	/s/ Manfred Hanuschek

Date	Manfred Hanuschek
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

April 2, 2007	/s/ Harold Garrison

Date	Harold Garrison,
Member, Board of Directors

April 2, 2007	/s/ Rupert D. Armitage

Date	Rupert D. Armitage
Member, Board of Directors

April 2, 2007	/s/ Bengt Dahl

Date	Bengt Dahl
Member, Board of Directors

April 2, 2007	/s/ Thomas Grein

Date	Thomas Grein
Member, Board of Directors

April 2, 2007	/s/ Salah Osseiran

Date	Salah Osseiran
Member, Board of Directors