Form 10KSB/A
period 2006-12-31
CTI GROUP HOLDINGS INC
filed 2007-04-30
CIK 355627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-10560

CTI Group (Holdings) Inc.
(Name of small business issuer in its charter)

Delaware	51-0308583
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 North Alabama St., Suite 240 Indianapolis, IN	46204 (Zip Code)
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
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on the closing price of Class A common stock as of April 23, 2007 was $2,921,800.
     As of April 23, 2007, the number of shares of Class A common stock outstanding was 29,178,271. As of April 23, 2007, treasury stock included 140,250 shares of Class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     There are no documents incorporated by reference herein.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to the Annual Report on Form 10-KSB (“Form 10-KSB”) for the year ended December 31, 2006 is to provide information required by Items 9, 10, 11, 12 and 14 of Part III of Form 10-KSB, which CTI Group (Holdings) Inc., referred to as “CTI”, “we”, “us” or “our” in this document, intended to incorporate by reference from CTI’s definitive proxy statement in connection with the 2007 Annual Stockholders’ Meeting.
PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;Compliance with Section 16(a) of the Exchange Act
Directors
Pursuant to CTI’s Certificate of Incorporation, as amended, CTI’s board of directors (referred to as the “board”) is divided into three classes: Class I, Class II, and Class III, having staggered terms of office. Directors of each class of CTI’s board of directors serve for a term of three years and until their respective successors have been elected and qualified, except in the event of their earlier resignation or removal.
The following table sets forth information about CTI’s directors:

	Position Held in
Name	CTIG	Class	Director Since	Term Expires
John Birbeck	Chairman, President and Chief Executive Officer	III	2001	2006(1)

Rupert Armitage	Director	III	1995	2006(1)

Bengt Dahl	Director	II	2005	2008

Harold Garrison	Director	I	2001	2007

Thomas Grein	Director	II	2001	2008

Salah N. Osseiran	Director	I	2002	2007

(1)	Each of Messrs. Birbeck’s and Armitage’s term of office expired in 2006. No stockholders’ meeting was held in 2006 to reelect directors with expiring terms. Until the stockholders’ meeting to reelect directors is held, Messrs. Birbeck and Armitage will continue to serve as directors.
There is no family relationship between any of CTI’s directors and executive officers.
The following table sets forth information regarding the business experience of CTI’s current members of the board of directors during the past five years unless indicated otherwise:

Name and Age (1)	Business Experience During Past Five Years
John Birbeck (51) Chairman, President and Chief Executive Officer	Mr. Birbeck was appointed Chairman on July 5, 2005 and President and Chief Executive Officer of CTI on September 13, 2005. Mr. Birbeck, a citizen of the United Kingdom, has served as CTI’s director since June, 2001. From 2001 until September 2005, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. From 2000 until 2001, Mr. Birbeck served as a director of

Name and Age (1)	Business Experience During Past Five Years
Avaya Communications. In 1997, Mr. Birbeck founded Network Alchemy Ltd. From 1997 until 2001, Mr. Birbeck served as a director of Network Alchemy Ltd. Mr. Birbeck also was a founder of Seer Ltd. in 2000 and serves as its director.

Rupert D. Armitage (59) Director	Mr. Armitage, a citizen of the United Kingdom, has been CTI’s director since November, 1995. He is a founding member and director of two software-related companies in the United Kingdom: Ambit Research Ltd. formed in 1987 and Information from Data Ltd. formed in 1993. He is also a founding member, director and Chairman of Feefo, Ltd., an Internet company, in the United Kingdom, formed in 2006. .

Bengt A. Dahl (57) Director	Mr. Dahl, a citizen of Sweden, has served as an advisor to the board of directors since 2003. On July 5, 2005, Mr. Dahl was elected CTI’s director. Mr. Dahl is a director of Fairford Holdings Limited, a company which beneficially owned approximately 61.5% of CTI’s Class A common stock as of April 23, 2007. Mr. Dahl is also a director of Fairford Holdings Scandinavia AB, a company organized in Sweden and a wholly-owned subsidiary of Fairford Holdings Limited (referred to as “Fairford Scandinavia”). See Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” During the past five years, Mr. Dahl also served as a director of a number of private and public European companies, including Emano AB, Norrskog Wood Products AB, and certain other companies affiliated with Mr. Osseiran, our director and majority stockholder, including Ballingslov Int’l AB, Axel Christiernsson Int’l AB and Skultuna Flexible AB.

Harold D. Garrison (58) Director	Mr. Garrison has served as CTI’s director since February 2001. On July 5, 2005, Mr. Garrison resigned as Chairman and was appointed Vice Chairman. The Vice Chairman position was eliminated effective December 1, 2005. Mr. Garrison served as Chairman of Centillion Data Systems, Inc. (referred to as “Centillion”) from 1988 until its merger with CTI in 2001 (referred to as the “merger”). He has also been serving as Chairman and Chief Executive Officer of Mansur Group since 1982 and served as Chairman of Xila Communications, Inc. from 1983 to 1999. Mr. Garrison currently is the Managing Member of Sunset, LLC.

Thomas W. Grein (55) Director	Mr. Grein became CTI’s director on February 12, 2001 in connection with the merger. Mr. Grein served as a director of Centillion from October, 1999 until the merger. Mr. Grein has been Vice-President and Treasurer of Eli Lilly and Company, a pharmaceutical company, since January, 2000. He served as Executive Director of Investor Relations and Assistant Treasurer from 1994 to 1998 and Executive Director of Finance from 1998 to 2000 in Eli Lilly and Company. Mr. Grein is also a member of the board of directors of Lynx Capital Management, and the Walther Cancer Foundation. Mr. Grein also serves as a member of the board of directors and the executive committee of the State of Indiana Chamber of Commerce, and as an advisory board member for the Fuqua School of Business at Duke University.

Name and Age (1)	Business Experience During Past Five Years
Salah N. Osseiran (52) Director	Mr. Osseiran, a Lebanese citizen, has been a director of Centillion since 1987. Mr. Osseiran became CTI’s director on February 12, 2001, in connection with the merger, and served until his resignation on September 6, 2001. As of September 4, 2002, Mr. Osseiran was elected as our Class I director by the majority of our Class I and Class II directors remaining in office, voting as a group. Mr. Osseiran has been the President and Chief Executive Officer of Business Projects Company (referred to as “BPC”), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in Lebanon and interests in other business activities in the Middle East. Mr. Osseiran has also been, since 1995, a director of the holding companies: Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited.

(1)	As of April 23, 2007.
Executive Officers
The following table sets forth information about CTI’s executive officers who are not also directors of CTI, during the past five years unless indicated otherwise:

		Business Experience During
Name and Position	Age (1)	Past Five Years
Manfred Hanuschek Chief Financial Officer and Secretary	46	Mr. Hanuschek has been CTI’s Chief Financial Officer since June, 2000, and CTI’s Secretary since February, 2002. Mr. Hanuschek was Chief Financial Officer with ICC Technologies, Inc. from 1994 to 1998. From April, 1999 to July, 1999, Mr. Hanuschek was employed by CTI. Mr. Hanuschek was Senior Vice President and Chief Financial Officer of IGI, Inc. from July, 1999 to June, 2000.

(1)	As of April 23, 2007.
Audit Committee Financial Expert
CTI’s board of directors has determined that at least one member of the Audit Committee of the board of directors, Mr. Grein, is an audit committee financial expert. Mr. Grein is independent as independence for audit committee members is defined in the listing standards of The NASDAQ Stock Market LLC.
Code of Ethics
CTI’s board of directors adopted the Corporate Code of Ethics that applies to CTI’s directors, officers and employees, including CTI’s Chief Executive Officer (i.e., the principal executive officer), Chief Financial Officer (i.e., the principal financial officer), Principal Accounting Officer, Controller and any other person performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14.1 to CTI’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (referred to as the “SEC”) on March 30, 2004. CTI made no waivers from or changes to the Code of Ethics.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), requires CTI’s directors, officers and persons who beneficially own more than 10% of CTI’s Class A common stock (collectively referred to as “insiders”) to file reports of ownership and changes in ownership of CTI’s Class A common stock with the SEC. The SEC regulations require insiders to furnish CTI with copies of all Section

16(a) forms filed. Based solely on CTI’s review of the copies of such forms received by CTI, CTI believes that the insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2006.
Item 10. Executive Compensation
The following table sets forth information regarding compensation awarded to, earned by or paid to CTI’s chief executive officer and the other executive officer (collectively referred to as “named executive officers”) whose total compensation for the fiscal year ended December 31, 2006 exceeded $100,000 for all services rendered in all capacities to CTI and our subsidiaries.
Summary Compensation Table

				Option	All Other
				Awards	Compensation
Name and		Salary	Bonus	($)	($)	Total
Principal Position	Year	($)	($)	(2)	(3)	($)
John Birbeck, Chairman, President, and Chief Executive Officer	2006	$275,000	$72,188 (1)	$47,278	$66,294	$460,760

Manfred Hanuschek, Chief Financial Officer and Secretary	2006	$197,000	$51,713	$6,651	$33,038	$288,402

(1)	For fiscal year 2006, represents year 2006 performance bonus to be paid in fiscal 2007.

(2)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” as modified or supplemented (referred to as “FAS 123R”). See Part II, Item 7 — Notes to the Consolidated Financial Statements for the year ended December 31, 2006, Note 9, “Stock Based Compensation” for a description of the assumptions used in the calculation of stock option expense. In fiscal 2006, CTI granted an option to purchase 250,000 shares of CTI’s Class A common stock to Mr. Birbeck at an exercise price of $0.31.

(3)	In fiscal 2006, CTI paid the following amounts as 401(k) Plan employer contributions, reimbursed insurance premiums, annual automobile allowance, club membership dues, temporary housing, personal travel, and furniture for temporary living, to Messrs. Birbeck and Hanuschek: Mr. Birbeck -$0, $4,814, $6,000, $0, $31,837, and $23,643, respectively; Mr. Hanuschek — $6,600, $15,000, $6,000, $5,438, $0, and $0, respectively. Included in the number related to reimbursement for Mr. Birbeck’s temporary housing is $12,000 reimbursement for Mr. Birbeck’s furniture expenses.

Employment Agreements
          John Birbeck
On September 13, 2005, the Board of Directors of CTI appointed John Birbeck, Chairman of the Board of Directors of CTI, as President and Chief Executive Officer of CTI.
CTI entered into a written employment agreement with Mr. Birbeck effective September 13, 2005. The following is the description of certain material terms and conditions of the agreement.
Pursuant to the agreement, Mr. Birbeck will serve as CTI’s President and Chief Executive Officer and in such positions as reasonably may be assigned by the Board or the Executive Committee of the Board. The term of the agreement commenced on September 13, 2005 and will continue for one year and thereafter will renew for additional one-year periods unless either party gives the other party written notice of non-renewal at least 90 days prior to any anniversary date of the agreement. The agreement supersedes all prior agreements, letters or term sheets and sets forth the entire understanding among the parties to the agreement regarding Mr. Birbeck’s employment terms.
For all services rendered by Mr. Birbeck under the agreement, CTI will pay Mr. Birbeck an annual salary at the rate of $275,000, less withholding required by law or agreed to by Mr. Birbeck. The salary will be reviewed at least annually by the board to determine if an increase is appropriate, which increase will be in the sole discretion of the board. The salary will not be decreased during the employment term. Effective January 1, 2007, Mr. Birbeck’s salary was adjusted to $294,250. Mr. Birbeck waives any fee payable to him for his services as chairman of the board. No later than January 31 of each calendar year that Mr. Birbeck is employed by CTI pursuant to the agreement, beginning January 1, 2006, Mr. Birbeck and the board will confer and agree on targets and/or goals to be achieved for that calendar year and the amount of bonus to be paid to Mr. Birbeck depending on the extent of attainment of such targets and/or goals. The agreement reached by Mr. Birbeck and the board will be attached as an addendum to the Agreement each calendar year. The parties agree that the amount of bonus payable to Mr. Birbeck for full achievement of all targets and/or goals in any calendar year will be no less than $250,000 and may exceed that amount if deemed appropriate by the board in its sole discretion. In the event that Mr. Birbeck’s employment with CTI ends during the course of a calendar year, Mr. Birbeck will be eligible for a pro rata amount of the bonus he would have received (if any) if he had remained employed for the full calendar year. For the period September 13, 2005 through December 31, 2005, CTI will pay Mr. Birbeck a bonus in the amount of $62,500.
Mr. Birbeck will be entitled to five weeks of paid vacation per year, with no right to carry over vacation to the next year, but unused vacation may be sold back to CTI. Mr. Birbeck will be paid a non-accountable automobile allowance of $500 per month for each full month during the employment term. Effective January 1, 2007, Mr. Birbeck’s automobile allowance was adjusted to $535 per month. CTI will reimburse Mr. Birbeck’s life partner for the airfare expenses for up to twelve round trips annually from the United States to the United Kingdom and health insurance coverage.
CTI will reimburse Mr. Birbeck for the amount he pays for temporary apartment rental (not to exceed $1,800 per month without CTI’s prior approval) until such time as Mr. Birbeck has made arrangements for permanent housing. Mr. Birbeck will also be paid a furnishing and household goods allowance in the amount of $12,000.
CTI is obligated to grant to Mr. Birbeck a stock option to purchase 500,000 shares of CTI’s Class A common stock within 30 days of the agreement date, which option will vest on the date of the grant. CTI is also obligated to grant to Mr. Birbeck a stock option to purchase additional 250,000 shares of CTI’s Class A common stock effective September 2006 and an additional 250,000 effective September 2007, which options will vest on the respective dates of the grants (provided that Mr. Birbeck is employed as CTI’s Chief Executive Officer and President on each of said vesting dates). The exercise price per share for each such option will be the fair market value of CTI’s Class A common stock on the dates of each of the grants. On September 29, 2005, CTI’s board approved the grant of an option to purchase 500,000 shares of Class A common stock and on October 9, 2006, CTI’s board approved the grant of an option to purchase 250,000 shares of Class A common stock to Mr. Birbeck in satisfaction of the foregoing obligation under the agreement.
The agreement prohibits Mr. Birbeck from divulging confidential information regarding CTI’s business, except as his duties may require or as authorized in writing by the Board or the Executive Committee. Under the agreement, Mr. Birbeck cannot, during his employment by CTI and for a period of 90 days after Mr. Birbeck’s employment by CTI, or any of CTI’s affiliates, ends engage in any business or perform any other action in competition with CTI.
Mr. Birbeck can terminate his employment pursuant to the agreement at any time by giving written notice of his voluntary resignation to the Board at least 90 days before the resignation is to be effective. CTI may terminate Mr. Birbeck’s employment for any reason upon the majority vote of the Board or the Executive Committee at a duly constituted meeting of the Board or the Executive Committee by giving written notice to Mr. Birbeck at least 90 days before the termination is to be effective. Mr. Birbeck’s employment will be immediately terminated upon Mr. Birbeck’s death or disability, as defined in the agreement, or upon CTI’s mutual agreement with Mr. Birbeck.
If Mr. Birbeck’s employment terminates as stated above or pursuant to notice of non-renewal sent by either party prior to any anniversary date of the agreement, CTI will pay Mr. Birbeck all accrued and unpaid salary and benefits through the date of termination of employment and unpaid business expenses previously paid and reimbursable pursuant to the agreement through the termination date.
If CTI terminates Mr. Birbeck’s employment upon the majority vote of the board or the executive committee, as stated above, CTI will pay Mr. Birbeck as separation pay three months’ salary at Mr. Birbeck’s then current base annual salary and an additional amount of the greater of $62,500 or 25% of the maximum annual bonus. As a condition to receiving such separation pay under the agreement, Mr. Birbeck will execute a release in a form satisfactory to CTI.
          Manfred Hanuschek
CTI entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. The following is the description of certain material terms and conditions of the amended agreement. Pursuant to the agreement, Mr. Hanuschek agreed to serve as CTI’s Chief Financial Officer for an initial period of three years, commencing on January 18, 2002, unless sooner terminated in accordance with the agreement, at the end of which the agreement will automatically renew for successive periods of one year. Effective January 1, 2004, Mr. Hanuschek’s annual base salary was adjusted to $197,000 and effective January 1, 2007, Mr. Hanuschek’s salary was adjusted to $208,820. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by CTI’s president or board, in his or its sole discretion. Under the agreement, Mr. Hanuschek is entitled to reimbursement of specified expenses and to participation in any savings, 401(k), pension, group medical and other similar plans, which CTI may adopt. Under the agreement, Mr. Hanuschek is entitled to reimbursement of relocation expenses related to his required relocation to Indianapolis, Indiana.
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
If Mr. Hanuschek becomes disabled, he will continue to receive all of his compensation and benefits for a period of 12 months following the onset of his disability, as defined in the agreement.
Mr. Hanuschek can terminate the agreement in the event of a change of control, as defined in the agreement, and is entitled to (i) a severance payment equal to his then current annual salary payable over a twelve-month period after the termination date and (ii) continued group medical and dental benefits over the twelve-month period.
CTI can terminate Mr. Hanuschek’s employment for cause at any time. Pursuant to the agreement, the term “cause” means that Mr. Hanuschek (i) materially fails to perform his duties under the agreement (other than the failure due to Mr. Hanuschek’s physical or mental illness), (ii) commits an act of dishonesty or breach of trust, or acts in a manner which is inimical or injurious to our business or interests, (iii) violates or breaches any of the provisions of the agreement and fails to cure such breach within 30 days after the receipt of written notice identifying the breach, (iv) intentionally acts or fails to act, which results directly in gain to or personal enrichment of Mr. Hanuschek and injury to CTI, or (v) is indicted for or convicted of a felony or any crime involving larceny, embezzlement or moral turpitude. Upon termination for cause, Mr. Hanuschek’s rights to compensation and benefits will cease except for the compensation earned prior to his termination.

The agreement prohibits Mr. Hanuschek from divulging confidential information regarding CTI’s business except with CTI’s prior written consent or except in the proper course of his employment. During Mr. Hanuschek’s employment and for a period of six months after the termination of the agreement and, so long as the required severance payment continues to be made, Mr. Hanuschek cannot, except with CTI’s prior written consent, engage in any business or perform any actions in competition with CTI.
Amended and Restated Stock Option and Restricted Stock Plan
CTI’s stockholders approved the Amended and Restated Stock Option and Restricted Stock Plan (referred to as the “Plan”) at CTI’s 2002 Annual Meeting of Stockholders held on May 30, 2002. The purpose of the Plan is to promote CTI’s interests by providing incentives to (i) CTI’s designated officers and other employees or those of CTI’s subsidiaries, (ii) members of CTI’s board and (iii) independent contractors and consultants who perform services for us and thus to enable us to attract and retain the foregoing eligible participants in the Plan (individually referred to as, the “Participant” and, collectively, the “Participants”) and to encourage them to acquire or increase the proprietary interest in us.
CTI’s board or committee of the board comprised of at least two members (collectively referred to as, the “Committee”) will administer and interpret the Plan. Each committee member must meet the definition of a “non-employee director” within the meaning of Rule 16b-3(b)(3) of the Exchange Act. The Committee has the sole authority to determine the persons eligible to receive grants, the type, size, and terms of grants, the time when grants will be made, the duration of any exercise or restriction period, any restrictions on resale applicable to the shares of the Class A common stock to be issued or transferred pursuant to the grants and any other matters arising under the Plan.
Grants under the Plan include: (i) incentive stock options, (ii) nonqualified stock options and (iii) restricted stock grants (i.e., grants of shares of CTI’s Class A common stock pursuant to an incentive or long range compensation plan, program or contract approved by the Committee, as described below).
The Plan also provides for special grants of nonqualified stock options to purchase up to 30,000 shares of the Class A common stock vesting over a three-year period for CTI’s non-employee members of the board who serve on the committee of the board administering the Plan (referred to as “Director’s Grants”). A non-employee director who serves on the Committee may receive a Director’s Grant at the start of and in consideration for that director’s service to us as a Committee member. Director’s Grants may be awarded only in the sole discretion of the board. Upon a change of control, a sale or exchange of CTI’s assets, CTI’s dissolution, liquidation, merger or consolidation, in which we are not the surviving corporation, vesting restrictions imposed under any Director’s Grant immediately lapse.
Only officers and other employees are eligible to receive incentive stock options. All Participants in the Plan are eligible to receive nonqualified stock options and restricted stock grants. The maximum number of shares of the Class A common stock that may be subject to grants awarded to any single individual under the Plan is 4,000,000 shares of the Class A common stock, except in the case of a Director’s Grant, which cannot exceed 30,000 shares of the Class A common stock during any three-year period.
If any change is made to CTI’s Class A common stock as a result of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination of shares, or exchange of shares, or any other change in capital structure without receipt of consideration and this change does not result in the termination of all outstanding grants, the Committee will preserve the value of outstanding grants, by adjusting the maximum number and class of shares issuable under the Plan and the number and class of shares, or the exercise price of each outstanding option.
The exercise price of an incentive stock options granted have been at the fair market value of a share of CTI’s Class A common stock on the date of the grant. If the Participant owns common stock representing more than 10% of the total combined voting power of all classes of CTI’s stock or the stock of CTI’s subsidiaries, the exercise price per share in the case of an incentive stock option will not be less than 110% of the fair market value of a share of CTI’s Class A common stock on the date of the grant and the option of such Participant will not be exercisable after the expiration of five years from the date of the grant. The exercise price of a stock option is payable in full at the time of exercise in cash or, with the consent of the Committee, shares of CTI’s Class A common stock already owned by the Participant and having a fair market value on the date of exercise equal to the exercise price, or a combination of cash and shares.
Unless the Participant is the holder of 10% of the total combined voting power of CTI’s stock or the stock of CTI’s subsidiaries, the Participant may exercise options during a period of ten years from the date of the grant, subject to the Committee’s determination of the exercise period of the Participant’s stock options. However, the Participant’s exercise period may terminate earlier if we terminate his or her employment relationship with us or if he or she dies or becomes disabled.
The aggregate fair market value of the Class A common stock, determined as of the date of the grant, with respect to which incentive stock options are exercisable for the first time by the Participant during any calendar year under the Plan and under CTI’s other stock option plan, if any, cannot exceed $100,000.
The board may amend or terminate the Plan at any time. However, amendments that materially increase the benefits accruing to the Participants under the Plan, increase the aggregate number of shares of CTI’s Class A common stock that may be issued or transferred under the Plan, modify the requirements as to eligibility for participation in the Plan or modify the provisions for determining the fair market value of a share of CTI’s Class A common stock require stockholder approval.
CTI will not grant incentive stock options after the expiration of 10 years from January 11, 1995.
In the event of a change of control (as defined in the Plan), the Participant may immediately exercise all outstanding stock options. All restrictions on the transfer of the shares of restricted stock will lapse upon the occurrence of the change of control, provided such shares have not been forfeited. Upon a sale or exchange of all or substantially all of CTI’s assets or upon CTI’s dissolution, liquidation, merger or consolidation where we are not the surviving corporation, the Participant will have the right to exercise in full any grants, including Director’s Grants, not previously exercised, subject to certain conditions.
The Plan was replaced with the CTI Group (Holdings) Inc. Stock Incentive Plan (referred to as the “Stock Incentive Plan”) described below. No new grants are made under the Plan. Grants that were made under the Plan prior to the stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan.
CTI Group (Holdings) Inc. Stock Incentive Plan
CTI’s stockholders approved the Stock Incentive Plan at CTI’s 2005 Annual Meeting of Stockholders held on December 8, 2005. The purpose of the Stock Incentive Plan is to provide incentives to attract, retain, motivate and reward highly competent persons as outside directors, executive officers and other employees, or consultants or advisors to, CTI or any of its subsidiaries by providing them with opportunities to acquire shares of Class A common stock, referred to as common stock in this section, of CTI or to receive other awards under the Stock Incentive plan, as applicable. Furthermore, the Stock Incentive Plan is intended to assist in further aligning the interests of participants in the Stock Incentive Plan with those of its stockholders.
The following types of awards or any combination of them may be granted under the Stock Incentive Plan: (i) “Stock Options” (both “Incentive Stock Options” and “Non-Qualified Options”) to acquire shares of common stock; (ii) “Stock Grants” which entitle the grantee to acquire shares of common stock which may be subject to certain restrictions such as restrictions on transferability; and (iii) “Performance Awards,” which entitle the grantee to receive, without payment, an award following the attainment of performance goals. Awards are evidenced by award agreements in such forms as the Compensation Committee approves from time to time. Each award is subject to such terms and conditions consistent with the Stock Incentive Plan, as determined by the Compensation Committee and as set forth in the award agreement. The Compensation Committee shall have the authority to retract any award granted under the Stock Incentive Plan in case of a material restatement of the financial statements of CTI or if it is otherwise determined by the Compensation Committee that the previously granted award was not earned by the participant.
The Stock Incentive Plan is administered by the Compensation Committee of the board. The current members of the Compensation Committee are Rupert Armitage and Bengt Dahl. It is the board’s policy that the Compensation Committee be composed of outside directors for the purpose of Rule 16b-3 under the Exchange Act, and the performance-based compensation exception under Section 162(m) of the Internal Revenue Code of 1986, as amended (referred to as the “Code”).
Under the Stock Incentive Plan, the Compensation Committee is authorized to grant awards to outside directors, executive officers and other employees of, and consultants and advisors to, CTI or any of its subsidiaries and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. In addition, the Compensation Committee has the power to interpret the Stock Incentive Plan and to adopt such rules and regulations as it considers necessary or appropriate for purposes of administering the Stock Incentive Plan.
The board has the authority to establish stock grant levels and stock ownership guidelines for outside directors which will be reviewed annually in relation to director compensation practices of comparable companies.
All outside directors, executive officers and other employees of, and consultants and advisors to, CTI or any of its subsidiaries, who are significantly responsible for the success and future growth and profitability of CTI, as determined by the Compensation Committee, are eligible to be participants in the Stock Incentive Plan. A participant’s right, if any, to continue to serve CTI as a director, executive officer or other employee, or otherwise will not be enlarged or otherwise affected by his or her designation as a participant under the Stock Incentive Plan. Participants may receive one or more awards under the Stock Incentive Plan.
The maximum number of shares of common stock with respect to which awards may be granted or measured to any individual participant under the Stock Incentive Plan during each of CTI’s fiscal years will not exceed 1,500,000 shares of Class A common stock, subject to certain adjustments.
The aggregate number of shares of common stock that are reserved for awards, including shares of common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is canceled, forfeited, or surrendered to CTI for tax withholding purposes, shares of common stock allocable to such award may again be available for awards under the Stock Incentive Plan.
Stock Options granted under the Stock Incentive Plan are either Incentive Stock Options (within the meaning of Section 422 of the Code) or Non-Qualified Stock Options which do not qualify as Incentive Stock Options.
The Compensation Committee determines the exercise price at which shares underlying a Stock Option are purchased, whether an Incentive Stock Option or a Non-Qualified Stock Option. However, the exercise price may not be less than the fair market value of the shares of common stock on the date the Stock Option is granted.
Incentive Stock Options are granted only to executive officers and other employees of CTI or any of its subsidiaries, and Non-Qualified Stock Options may be granted to any participant in the Stock Incentive Plan.
No Stock Option is exercisable later than ten years after the date it is granted. Stock Options granted under the Stock Incentive Plan are exercisable at such times as specified in the Stock Incentive Plan and the award agreement. A participant in the Stock Incentive Plan must pay the option exercise price in cash.
Incentive Stock Options are subject to certain limitations, including the following. The aggregate market value (determined as of the date of grant) of common stock with respect to which Incentive Stock Options are exercisable for the first time by a participant during any calendar year may not exceed $100,000. Furthermore,

Incentive Stock Options are not granted to any participant who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all outstanding classes of stock of CTI or any of its subsidiaries, unless the exercise price is fixed at not less than 110% of the fair market value of the common stock on the date of grant and the option cannot be exercised more than five years after the date of grant.
Stock Grant is granted to executive officers and other employees of, or consultants or advisors to, CTI or any of its subsidiaries. A Stock Grant includes restrictions on the sale or other disposition of the shares covered by the award, or CTI has the right to reacquire such shares for no consideration upon termination of the participant’s employment within specified periods. The award agreement specifies whether the participant has, with respect to the shares of common stock subject to a Stock Grant, all of the rights of a holder of shares of common stock, including the right to receive dividends, if any, and to vote the shares.
Performance Awards are granted to executive officers and other employees of CTI or any of its subsidiaries. The Compensation Committee sets performance targets at its discretion which, depending on the extent to which they are met, determines the number and/or value of Performance Awards that are paid out to the participants and may attach to such Performance Awards one or more restrictions. Performance targets are based upon company-wide, business unit and/or individual performance.
Payment of earned Performance Awards is made in shares of common stock or in cash and made in accordance with the terms and conditions prescribed or authorized by the Compensation Committee. The participant elects to defer, or the Compensation Committee requires or permits the deferral of, the receipt of Performance Awards upon such terms as the Compensation Committee deems appropriate.
Certain awards made under the Stock Incentive Plan are granted so that they qualify as “performance-based compensation” (as this term is used in Section 162(m) of the Code and the regulations thereunder) and are exempt from the deduction limitation imposed by Section 162(m) of the Code (referred to as “Performance-Based Awards”). All Stock Options granted under the Stock Incentive Plan and certain Stock Grants and Performance Awards granted under the Stock Incentive Plan, and the compensation attributable to such awards, are intended to (i) qualify as Performance-Based Awards or (ii) be otherwise exempt from the deduction limitation imposed by Section 162(m) of the Code. Among other criteria, awards only qualify as Performance-Based Awards if at the time of grant the Compensation Committee is comprised solely of two or more “outside directors” (as this term is used in Section 162(m) of the Code and the regulations thereunder). In making these awards, the Compensation Committee establishes and applies objective performance goals and uses one or more or a combination of goals including increases or improvements in earnings per share, net income, return on assets, stock market index comparisons and other similar objective factors.
The Stock Incentive Plan provides for the acceleration of certain benefits in the event of a “Change in Control” of CTI. The meaning of a “Change in Control” is either defined in the participant’s employment agreement or change-in-control agreement, if one exists, or by the Stock Incentive Plan. The Stock Incentive Plan definition includes, among other things, such events as the sale of all assets of CTI, any person becoming the beneficial owner of more than 50% of CTI voting stock, and a merger of CTI where CTI’s stockholders own less than 51% of the voting stock of the surviving entity.
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
In the event of any change in the shares of common stock by reason of a merger, consolidation, reorganization, recapitalization, stock split, stock dividend, exchange of shares, or other similar change in the corporate structure or distribution to stockholders, each outstanding Stock Option is adjusted. The adjustments make each award exercisable thereafter for the securities, cash and/or other property as would have been received in respect of the common stock subject to such award had the Stock Option been exercised in full immediately prior to the change or distribution. Furthermore, in the event of any such change or distribution, in order to prevent dilution or enlargement of participants’ rights under the Stock Incentive Plan, the Compensation Committee has the authority to make equitable adjustments to, among other things, the number and kind of shares subject to outstanding awards and exercise price of outstanding awards.
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
The terms and conditions applicable to any award may be amended or modified by mutual agreement between CTI and the participant or any other persons as may then have an interest in the award. Also, by mutual agreement between CTI and a participant under this Stock Incentive Plan or under any other present or future plan of CTI, awards may be granted to a participant in substitution and exchange for, and in cancellation of, any awards previously granted to a participant under the Stock Incentive Plan or any other present or future plan of CTI.
The board approved the Stock Incentive Plan on October 28, 2005. The Stock Incentive Plan became effective upon stockholder approval on December 8, 2005 and will terminate on the 10th anniversary of December 8, 2005 unless terminated sooner by the Board or the Compensation Committee. The Board of Directors or the Compensation Committee may amend the Stock Incentive Plan from time to time and suspend or terminate the Stock Incentive Plan at any time. Without stockholder approval, no amendment will: (i) increase the total number of shares which may be issued under the Stock Incentive Plan or the maximum number of shares with respect to which Stock Options and other awards that may be granted to any individual under the Stock Incentive Plan; (ii) modify the requirements as to eligibility for awards under the Stock Incentive Plan; (iii) disqualify any Incentive Stock Options granted under the Stock Incentive Plan; (iv) effect the repricing of Stock Options.

Outstanding Equity Awards at Fiscal Year-End 2006

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options #	Options #	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
John Birbeck(1)	18,750	—	$0.25	9/4/2012
	4,688	1,562	$0.21	11/5/2013
	500,000	—	$0.40	9/29/2015
	250,000	—	$0.31	10/9/2016
Manfred Hanuschek(2)	50,000	—	$0.49	2/28/2012
	25,000	—	$0.25	9/4/2012
	18,750	6,250	$0.21	11/5/2013
	75,000	25,000	$0.39	10/11/2015
The following table sets forth information concerning unexercised options outstanding as of December 31, 2006 for each named executive officer.

(1)	Mr. Birbeck’s options to purchase shares of CTI’s Class A common stock vesting schedule:

(a)	18,750 shares of CTI’s Class A common stock granted on September 4, 2002 vesting in four equal annual installments beginning on the first anniversary of the grant date.

(b)	6,250 shares of CTI’s Class A common stock granted on November 5, 2003 vesting in four equal annual installments beginning on the first anniversary of the grant date.

(c)	500,000 shares of CTI’s Class A common stock granted on September 29, 2005 vesting immediately upon grant.

(d)	250,000 shares of CTI’s Class A common stock granted on October 9, 2006 vesting immediately upon grant.

(2)	Mr. Hanuschek’s options to purchase shares of CTI’s Class A common stock vesting schedule:

(a)	50,000 shares of CTI’s Class A common stock granted on February 28, 2002 vesting in four equal annual installments beginning on the first anniversary of the grant date.

(b)	25,000 shares of CTI’s Class A common stock granted on September 4, 2002 vesting in four equal annual installments beginning on the first anniversary of the grant date.

(c)	25,000 shares of CTI’s Class A common stock granted on November 5, 2003 vesting in four equal annual installments beginning on the first anniversary of the grant date.

(d)	100,000 shares of CTI’s Class A common stock granted on October 11, 2005 with 50% vesting immediately upon grant, 25% vesting on the first anniversary of the grant date, and 25% vesting on the second anniversary of the grant date.

Director Compensation
The following table sets forth information concerning the compensation earned by non-employee directors during the fiscal year ended December 31, 2006. Mr. Birbeck, our Chairman, President, and Chief Executive Officer, does not receive any compensation for his services as our director.

		Option
	Fees Earned or	Awards(1)	Total
Name	Paid in Cash	($)	($)
Rupert Armitage(2)	$22,000	3,453	$25,453
Bengt Dahl(3)	$8,000	1,983	$9,983
Harold Garrison(4)	$6,000	3,453	$9,453
Thomas Grein(5)	$8,000	575	$8,575
Salah Osseiran(6)	$8,000	727	$8,727

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123R. See Part II, Item 7 — Notes to the Consolidated Financial Statements for the year ended December 31, 2006, Note 9, “Stock Based Compensation” for a description of the assumptions used in the calculation of stock option expense.

(2)	Mr. Armitage’s options to purchase shares of CTI’s Class A common stock vesting schedule:

(a) 112,500 shares of CTI’s Class A common stock granted on September 4, 2002 at an exercise price of $0.25, vesting in four equal annual installments beginning on the first anniversary of the grant date.

(b) 37,500 shares of CTI’s Class A common stock granted on November 5, 2003 at an exercise price of $0.21, vesting in four equal annual installments beginning on the first anniversary of the grant date.

(3)	Mr. Dahl’s options to purchase shares of CTI’s Class A common stock vesting schedule:

(a) 75,000 shares of CTI’s Class A common stock granted on November 5, 2003 at an exercise price of $0.21, vesting in four equal annual installments beginning on the first anniversary of the grant date.

(4)	Mr. Garrison’s options to purchase shares of CTI’s Class A common stock vesting schedule:

(a) 112,500 shares of CTI’s Class A common stock granted on September 4, 2002 at an exercise price of $0.25, vesting in four equal annual installments beginning on the first anniversary of the grant date.

(b) 37,500 shares of CTI’s Class A common stock granted on November 5, 2003 at an exercise price of $0.21, vesting in four equal annual installments beginning on the first anniversary of the grant date.

(5)	Mr. Grein’s options to purchase shares of CTI’s Class A common stock vesting schedule:

(a) 18,750 shares of CTI’s Class A common stock granted on September 4, 2002 at an exercise price of $0.25, vesting in four equal annual installments beginning on the first anniversary of the grant date.

(b) 6,250 shares of CTI’s Class A common stock granted on November 5, 2003 at an exercise price of $0.21, vesting in four equal annual installments beginning on the first anniversary of the grant date.

(6)	Mr. Osseiran’s options to purchase shares of CTI’s Class A common stock vesting schedule:

(a) 12,500 shares of CTI’s Class A common stock granted on September 4, 2002 at an exercise price of $0.25, vesting in four equal annual installments beginning on the first anniversary of the grant date.

(b) 6,250 shares of CTI’s Class A common stock granted on November 5, 2003 at an exercise price of $0.21, vesting in four equal annual installments beginning on the first anniversary of the grant date.

(c)	6,250 shares of CTI’s Class A common stock granted on July 13, 2005 at an exercise price of $0.34, vesting in four equal annual installments beginning on the first anniversary of the grant date.

On February 1, 2006, the board made certain changes in compensation payable to non-employee directors for the attendance of board, committee and stockholders’ meetings. The changes were effective as of December 1, 2005. Fees are paid to directors based on attendance of board or committee meetings either in person or by means of remote communications (e.g. video conferencing, teleconferencing or internet conferencing) plus reasonable expenses, as follows:
(i)	$2,000 for in person attendance at board and committee meetings (except audit committee meetings);

(ii)	$1,500 for remote attendance at board and committee meetings (except audit committee meetings);

(iii)	$2,000 for in person or remote attendance at audit committee meetings; and

(iv)	$0 for attendance at stockholders’ meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of April 23, 2007 with respect to the beneficial ownership of CTI’s Class A common stock by: (i) each person who is known to us to be the beneficial owner of more than five percent of CTI’s outstanding Class A common stock, (ii) each of CTI’s directors, (iii) CTI’s named executive officers; and (iv) all of CTI’s directors and executive officers as a group. As of April 23, 2007, 29,178,271 shares of CTI’s Class A common stock were outstanding. As of April 23, 2007, treasury stock consisted of 140,250 shares of CTI’s Class A common stock.
The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC regulations. Accordingly, beneficially-owned securities may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or convertible debentures within 60 days after April 23, 2007. Shares subject to stock options, warrants or convertible debentures, which an individual has the right to acquire within 60 days after April 23, 2007, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. Beneficial ownership may be disclaimed as to some of the securities.

	Amount and
	Nature of
	Beneficial
	Ownership of
Name and Address of Beneficial	Class A		Percent
Owner**	Common Stock		of Class
John Birbeck, Chairman, President, and Chief Executive Officer	803,438	(1)	2.7%
Rupert D. Armitage, Director	551,844	(2)	1.9%
Bengt Dahl, Director	56,250	(3)	*
Harold D. Garrison, Director	2,478,567	(4)	8.5%
Thomas W. Grein, Director	23,438	(5)	*
Salah N. Osseiran, Director	18,259,551	(6)	61.7%
Manfred Hanuschek, Chief Financial Officer and Secretary	168,750	(7)	*
All directors and executive officers as a group (7 persons)	22,341,838	(8)	72.3%
Fairford Holdings Limited	18,195,801	(6)	61.5%

*	Less than 1%.

**	The business address of CTI’s directors, executive officers and Fairford Holdings Limited is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.

(1)	Represents 30,000 shares of Class A common stock held by Mr. Birbeck directly and exercisable options to purchase 773,438 shares of CTI’s Class A common stock.

(2)	Represents 311,219 shares of CTI’s Class A common stock held by Mr. Armitage directly and 100,000 shares of CTI’s Class A common stock owned by Ambit Research Ltd., of which Mr. Armitage is a director, and exercisable options to purchase 140,625 shares of CTI’s Class A common stock, In 2006, Ambit Research Ltd. entered into creditor’s voluntary liquidation in the UK.

(3)	Represents an exercisable option to purchase 56,250 shares of CTI’s Class A common stock.

(4)	Represents 547,805 shares of CTI’s Class A common stock held by Mr. Garrison directly, 1,341,055 of CTI’s Class A common stock owned by Sunset, LLC, of which Mr. Garrison is the Managing Member, 449,082 shares of CTI’s Class A common stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member, and exercisable options to purchase 140,625 shares of CTI’s Class A common stock. All of Mr. Garrison’s outstanding shares have been pledged.

(5)	Represents exercisable options to purchase 23,438 shares of CTI’s Class A common stock.

(6)	Represents 45,000 shares of CTI’s Class A common stock owned by Salsel Corporation Limited, 17,776,306 shares of CTI’s Class A common stock owned by Fairford Holdings Limited, 419,495 shares of Class A common stock issuable upon the exercise of the warrant owned by Fairford Scandinavia, and an exercisable option to purchase 18,750 shares of CTI’s Class A common stock. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited and Fairford Holdings Limited. Mr. Osseiran is the managing director of Salsel Corporation Limited, a director of Fairford Holdings Limited and the President of Fairford Scandinavia. Bengt Dahl is a director of Fairford Holdings Limited and the chairman of Fairford Scandinavia. However, Mr. Dahl does not have, or share, the voting or investment power over the shares of CTI’s Class A common stock owned by Fairford Holdings Limited or Fairford Scandinavia.

(7)	Represents exercisable options to purchase 168,750 shares of CTI’s Class A common stock.

(8)	Includes exercisable options to purchase 1,321,876 shares of CTI’s Class A common stock and a warrant to purchase 419,495 shares of Class A common stock.

Equity Compensation Plan Information
The following table details information regarding CTI’s equity compensation plans as of December 31, 2006:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1).	1,928,000	$0.32	2,750,000
Equity compensation plans not approved by security holders(2)	60,000	$0.42	—

Total	1,988,000	$0.32	2,750,000

(1)	Of the 1,928,000, 1,678,000 of outstanding options were issued under the Amended and Restated Stock Option and Restricted Stock Plan and 250,000 were issued under the new CTI Group (Holdings) Inc. Stock Incentive Plan, which replaced the Amended and Restated Stock Option and Restricted Stock Plan as of December 8, 2005. The 3,000,000 of securities available for future issuance are under the new CTI Group (Holdings) Inc. Stock Incentive Plan.

(2)	The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements of CTI prior to the merger (referred to as “outside plan stock options”). Outside plan stock options to purchase in the aggregate 60,000 shares of CTI’s Class A common stock were granted to two non-executive employees of CTI Data Solutions Ltd. in 1998 and 1999. The 1998 grant involved an option to purchase 30,000 shares of CTI’s Class A common stock at the exercise price of $.34 per share, which expires in 2008. The 1999 grant included an option to purchase 30,000 shares of CTI’s Class A common stock at the exercise price of $.50 per share, which expires in 2009. As of December 31, 2006, all of the foregoing outside plan stock options were fully vested.
Item 12. Certain Relationships and Related Transactions, and Director Independence
On February 16, 2007, CTI and Fairford Scandinavia entered into the Securities Purchase Agreement dated February 16, 2007. Pursuant to the agreement, on February 16, 2007, CTI issued to Fairford Scandinavia a Class A common stock Purchase Warrant to purchase shares of Class A Common Stock of CTI in consideration for securing the issuance of a $2.6 million letter of credit from SEB bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, CTI was able to obtain the acquisition loan at a favorable cash-backed interest rate. Pursuant to the warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the warrant, at any time prior to the 10th anniversary of the date of issuance. The expense related to the warrant of $85,273 was recorded in the year ended December 31, 2006 as deferred finance costs. As of April 23, 2007, Fairford Holdings Limited (referred to as “Fairford”) beneficially owned 61.5% of CTI’s outstanding Class A common stock. Mr. Osseiran, the majority holder of CTI’s Class A common stock and a director of CTI, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of CTI, is a director of Fairford and the Chairman of Fairford Scandinavia.
As of February 7, 2006, Fairford, the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 issued and outstanding shares of Class B common stock, notified CTI of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah

Osseiran, the majority holder of CTI’s Class A common stock and director of CTI, is deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Pursuant to the Certificate of Incorporation, the foregoing conversion of shares of Class B common stock into shares of Class A common stock was effective as of March 31, 2006. CTI determined that, as of March 31, 2006, the unaudited Net Book Value of the Tracking LLC was $271,482.69. Therefore, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares of Class A common stock were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of CTI, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, CTI’s director. The number of shares of Class A common stock issued upon conversion of Class B common stock was calculated using 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).
CTI incurred $60,000 in fees and $11,079 in expenses associated with Board of Directors activities in 2006 and $186,328 in fees and $73,288 in expenses associated with Board of Directors activities in 2005.
As a result of the consummation of the sale of the assets of Xila Communications. LLC (referred to as “Xila”), the former Centillion Data Systems, Inc. stockholders and directors (referred to as “Centillion Affiliates”) received 1,140,564 shares of Class A common stock of CTI. Of the Class A common stock issued to Centillion Affiliates: (i) 954,549 shares were issued to entities controlled by or affiliated with Mr. Osseiran, a director and majority stockholder of CTI; (ii) 71,323 shares were issued directly to and to an entity affiliated with Mr. Garrison, CTI’s director and (iii) 37,442 shares were issued to employees all of whom are not deemed to be executive officers of CTI. Xila was sold to an unrelated third party in January 2005.
During the fiscal year ended December 31, 2005, CTI paid approximately $32,000 for sales management software and consulting services to an entity of which CTI’s Chairman of the Board, President, and Chief Executive Officer, Mr. Birbeck, is a founder and director. Mr. Birbeck was elected Chairman of the Board of Directors on July 5, 2005 and appointed President and Chief Executive Officer of CTI on September 13, 2005.
On October 13, 2005, the employment of CTI’s former Chief Executive Officer and President, Mr. Bradley Houlberg, was terminated. In connection with Mr. Houlberg’s termination of employment, CTI recorded $114,000 of expense and reimbursed Mr. Houlberg for accrued but unused 2005 vacation in the amount of $9,687 and reasonable outstanding business expenses.
Independence of the Board of Directors
CTI is not a “listed issuer” as such term is defined in Rule 10A-3 under the Exchange Act. CTI uses the definition of independence of The NASDAQ Stock Market LLC. As required under applicable NASDAQ listing standards, a majority of the members of a company’s board of directors must qualify as “independent” unless CTI is a controlled company. A controlled company is a company in which more than 50% of the voting power is held by an individual, group or other company. CTI is a controlled company because Mr. Osseiran holds more than 50% of the voting power of CTI Class A common stock and CTI as such is not required to have a majority of the members of the board be independent.
The board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee. The current members of the Compensation Committee are Mr. Armitage and Mr. Dahl. The current members of the Audit Committee and the Nominating Committee are Mr. Armitage and Mr. Grein. The board has determined that each current member of the Audit Committee and the Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in pertinent NASDAQ listing standards, and that each member is free of any relationship that would interfere with his individual exercise of independent judgment but Mr. Dahl of the Compensation Committee fails to meet the independence standards.

Consistent with these considerations, after review of all relevant transactions and relationships between each director or any of his family members, and our senior management, our independent registered public accounting firm and us, the board has determined that Messrs. Armitage and Grein are independent directors within the meaning of the applicable NASDAQ listing standards and Messrs. Birbeck, Osseiran, Dahl, and Garrison fail to meet the independence standards.

Item 13. Exhibits
     (a) Exhibits
     31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
     31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

Item 14. Principal Accountant Fees and Services

Category	2006	2005
Audit Fees	$241,988	$160,036
Audit-Related Fees	25,750	29,480
Tax Fees	6,400	14,250
All Other Fees	—	—

Total	$274,138	$203,766

     Audit Fees. The foregoing table presents the aggregate fees billed by Crowe Chizek and Company LLC of $148,366 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Form 10-QSB for the fiscal year ended December 31, 2006 and $93,622 for the audits of the financial statements of the acquired company related to CTI’s December 22, 2006 acquisition. The foregoing table presents the aggregate fees billed by Crowe Chizek and Company LLC of $129,726 for the audit of CTI’s annual financial statements for the year ended December 31, 2005 and reviews of financial statements included in CTI’s Forms 10-QSB for quarters ended June 30, 2005 and September 30, 2005. The foregoing table presents the aggregate fees billed by PricewaterhouseCoopers LLP of $30,310 for the review of CTI’s financial statements included in CTI’s Form 10-QSB for the quarter ended March 31, 2005.
     Audit-Related Fees. The aggregated fees billed in 2006 and 2005 by Crowe Chizek and Company LLC for services related to an S-8 filing and consulting related to the SEC comment letter that are reported in the Audit-Related Fees in the above table amount to $9,250 and $1,500, respectively. The aggregate fees billed in 2006 and 2005 of by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of CTI’s financial statements and that are not reported in the paragraph “Audit Fees” above amounted to $16,500 and $27,980, respectively. Audit-related fees from PricewaterhouseCoopers, LLP consisted principally of consulting related to the SEC comment letter regarding CTI’s 2004 financial statements and services related to a change in accountants.
     Tax Fees. The aggregate fees billed by Crowe Chizek and Company LLC for professional services rendered to CTI’s UK subsidiary for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006 and the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered to CTI’s UK subsidiary for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2005 are presented in the table above. We use another accountant for U.S. corporate income tax compliance, advice and planning.
Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Crowe Chizek and Company LLC in fiscal 2006 and 2005.
None of the services pre-approved by the Audit Committee during 2006 and 2005 utilized the de minimis exception to pre-approval. The Audit Committee has authorized expenditures for nonaudit services not to exceed $25,000 in fiscal 2006 and 2005.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Group (Holdings) Inc.

By:	/s/ John Birbeck

Name:	John Birbeck
Title:	Chairman, President and Chief Executive Officer
Date:	April 30, 2007
     In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2007	/s/ John Birbeck

Date	John Birbeck Chairman, President and Chief Executive Officer (Principal Executive Officer)

April 30, 2007	/s/ Manfred Hanuschek

Date	Manfred Hanuschek Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

April 30, 2007	/s/ Harold Garrison

Date	Harold Garrison, Member, Board of Directors

April 30, 2007	/s/ Rupert D. Armitage

Date	Rupert D. Armitage Member, Board of Directors

April 30, 2007	/s/ Bengt A. Dahl

Date	Bengt A. Dahl Member, Board of Directors

April 30, 2007	/s/ Thomas Grein

Date	Thomas Grein Member, Board of Directors

April 30, 2007	/s/ Salah Osseiran

Date	Salah Osseiran Member, Board of Directors