Form 10QSB
period 2007-03-31
CTI GROUP HOLDINGS INC
filed 2007-05-15
CIK 355627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
As of May 9, 2007, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of May 9, 2007, treasury stock constituted 140,250 shares of Class A common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2007

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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Quarterly Report to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: ability to successfully integrate the operations of, and to realize benefits from, the acquisition of Ryder Systems Limited, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-QSB.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$548,954	$1,691,349
Trade accounts receivable, less allowance for doubtful accounts of $109,364 and $72,967, respectively	3,357,894	3,484,468
Note and settlement receivable – short term	151,906	172,724
Prepaid expenses	311,585	468,225
Deferred financing costs	167,876	132,345
Other current assets	50,882	65,154
Income tax receivable	168,203	167,357
Deferred income tax benefit	1,715	1,715

Total current assets	4,759,015	6,183,337

Restricted cash	3,820,865	3,654,172
Long term settlement receivable – net of current portion	779,672	779,672
Property, equipment, and software, net	2,439,284	2,354,615
Deferred financing costs – long term	181,862	264,691
Intangible assets, net	5,821,837	5,996,229
Goodwill	4,902,453	4,922,208
Other assets	76,300	76,300

Total assets	$22,781,288	$24,231,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$550,202	$361,065
Accrued expenses	2,124,175	2,465,565
Accrued wages and other compensation	451,544	693,291
Deferred revenue	1,398,967	1,663,549
Income tax payable	127,226	72,182
Deferred tax liability	212,110	203,417

Total current liabilities	4,864,224	5,459,069

Note payable – long term	7,055,112	7,578,698
Lease incentive – long term	258,314	21,470
Deferred revenue – long term	10,430	12,678
Deferred tax liability – long term	1,514,511	1,529,419

Total liabilities	13,702,591	14,601,334

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,178,271 issued and outstanding at March 31, 2007 and 29,178,271 issued and outstanding at December 31, 2006	291,783	291,783
Additional paid-in capital	25,450,845	25,415,341
Accumulated deficit	(16,541,867)	(15,958,971)
Other comprehensive income / (loss) – foreign currency translation	70,079	73,880
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	9,078,697	9,629,890

Total liabilities and stockholders’ equity	$22,781,288	$24,231,224

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Software sales, service fee and license fee revenue	$5,054,560	$3,065,493
Patent license fee and enforcement revenues	—	15,674

	5,054,560	3,081,167

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,160,398	1,049,114
Patent license fee and enforcement cost	68,734	360,523
Selling, general and administration	2,685,286	1,672,158
Research and development	1,040,002	594,331
Depreciation and amortization	532,875	267,731

Loss from operations	(432,735)	(862,690)

Other expense / (income)
Interest expense / (income)	118,782	(99,187)

Loss before income taxes	(551,517)	(763,503)

Tax expense	31,379	21,378

Net loss	(582,896)	(784,881)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(3,805)	14,176

Comprehensive loss	$(586,701)	$(770,705)

Basic and diluted net income per common share	$(0.02)	$(0.03)

Basic and diluted weighted average common shares outstanding	29,038,021	28,512,309
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(582,896)	$(784,881)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Provision for doubtful accounts	41,031	1,280
Deferred income taxes	(15,581)	5,251
Depreciation and amortization	532,875	267,731
Recognition of rent incentive benefit	41,844	(32,432)
Recognition of deferred financing fees	47,299	—
Stock option grant expense	35,504	11,966
Loss on disposal of property and equipment	6,056	—
Changes in operating assets and liabilities:
Trade receivables	104,441	611,994
Note and settlement receivables	20,818	(14,814)
Prepaid expenses	157,745	1,096
Income taxes	57,147	14,190
Other assets	14,988	1,046
Accounts payable	192,368	(260,411)
Accrued expenses	(355,536)	184,447
Accrued wages and other compensation	(226,937)	(544,285)
Deferred revenue	(287,795)	(90,429)

Cash used in operating activities	(216,629)	(628,251)

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(260,605)	(105,836)
Purchases of short-term available for sale securities investments	—	(5,800,000)
Sales of short-term available for sale securities investments	—	6,325,000
Acquisition of business, net of cash and cash equivalents acquired	24,296	—
Cash received from payment of note receivable on sale of discontinued operations	—	119,000
Proceeds from sale of property and equipment	6,600	—
Increase in restricted cash	(170,759)	—

Cash provided by (used in) investing activities	(400,468)	538,164

Cash flows provided by / (used in) financing activities:
Borrowings under credit agreements	76,415	—
Repayments under credit agreements	(600,000)	—

Cash used in financing activities	(523,585)	—

Effect of foreign currency exchange rates on cash and cash equivalents	(1,713)	16,529

Decrease in cash and cash equivalents	(1,142,395)	(73,558)

Cash and cash equivalents, beginning of period	1,691,349	1,617,004

Cash and cash equivalents, end of period	548,954	1,543,446

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
On December 22, 2006, the Company entered into a Share Transfer Agreement (the “Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, the Company acquired all of the issued and outstanding shares of capital stock of Ryder Systems Limited (“Ryder”), a privately held software development company registered in England.
The Company is comprised of the business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Patent Enforcement Activities (“Patent Enforcement”) and Hosted Voice and Video over Internet Protocol (“VoIP”). In 2007, the Company added a fourth segment which is VoIP and intends to increase resources and focus on the VoIP segment. EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2006 and 2005 and the notes thereto included in the Company’s Forms 10-KSB as filed with the SEC.
In connection with legal proceedings which were initiated by the Company regarding certain Patent Enforcement activity in the United Kingdom, the Company was required to post approximately $821,000 of collateral in a restricted cash account. The restricted cash account is to be utilized for costs associated with a potential unfavorable outcome of such proceedings. The ultimate outcome of such legal proceedings cannot be determined.
The Company has available a revolving loan (the “Revolving Loan”) with a bank for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account. As part of the Revolving Loan agreement, the Company was required to place $3,000,000 of cash into a restricted account as collateral for the Revolving Loan (“Restricted Cash”). The Restricted Cash is recorded as a long-term asset on the Company’s consolidated balance sheets.
Amortization expense of developed software amounted to $201,363 and $199,195 for the three months ended March 31, 2007 and 2006, respectively. Amortization expense of developed software was presented as depreciation and amortization expense even though it relates to cost of sales.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
In connection with the lease entered into by the Company and DH Realty, LLC (the “Landlord”) in October, 2006, the Company received a lease incentive of $200,000 from the Landlord for office improvements (the “Allowance”). In the three months ended March 31, 2007, the Landlord paid approximately $195,000 of the Allowance for the build out of new office space for the Company. The Company recorded this non-cash transaction by increasing fixed assets and establishing a deferred rent incentive in liabilities. When the deferred rent incentive benefit is recognized by the Company, the benefit will be shown as an adjustment to reconcile net cash in the Company’s Consolidated Statement of Cash Flows.
The Company paid $182,437 and $0 in interest related to the Company’s notes’ payable for the three months ended March 31, 2007 and 2006, respectively.
The Company paid $1,175 in state income taxes for the three months ended March 31, 2006.
NOTE 3: Long-Term Debt Obligations
During 2006, the Company entered into the following debt obligations.
The Revolving Loan expires on December 21, 2009, unless extended. Borrowings under the line of credit bear interest (7.67% at March 31, 2007) at LIBOR plus 2.35% payable monthly. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the Revolving Loan was $4,455,112 at March 31, 2007. Borrowings under the Revolving Loan are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. The carrying amount of total eligible collateral for borrowings totaled $4,963,126 at March 31, 2007.
The Company entered into an acquisition loan (the “Acquisition Loan”) agreement on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (7.32% at March 31, 2007) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at March 31, 2007.
NOTE 4: New Accounting Pronouncements
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” (“FIN 48”) This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption had no affect on the Company’s financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements.
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

	For the Three Months Ended
	March 31,	March 31,
	2007	2006
Net loss	$(582,896)	$(784,881)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	28,512,309
Additional common shares to be issued assuming exercise of stock options	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	28,512,309

Basic:
Net loss per share	$(0.02)	$(0.03)

Weighted average common shares outstanding	29,038,021	28,512,309

Diluted:
Net loss per share	$(0.02)	$(0.03)

Weighted average common and common equivalent shares outstanding	29,038,021	28,512,309

For the three months ended March 31, 2007 and 2006, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued assuming exercise of stock options for the three months ended March 31, 2007 and 2006 would be 233,988 and 414,653.
The Company had a series of Class B common stock that was convertible into the Company’s Class A common stock based on the value of Tracking LLC (a wholly owned subsidiary of the Company that owns the patented technology used in the Company’s business) and the quoted market value of the Company’s Class A common stock. The Class B common stock was a convertible participating security which was converted into 1,100,812 shares, excluding fractional shares, of Class A common stock as of March 31, 2006. Prior to the conversion date, Class B common stock would have been included in the computation of diluted earnings per share using the if-converted method since the utilization of such method resulted in no less dilution than if the two-class method of calculating earnings per share were used but was excluded for the three months ended March 31, 2006 due to the anti-dilutive effect resulting from the Company’s net loss.
NOTE 6: Merger, Acquisition and Discontinued Operations
Acquisition
On December 22, 2006, the Company entered into a Share Transfer Agreement (the “Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, the Company acquired all of the issued and outstanding shares of capital stock of Ryder Systems Limited (“Ryder”), a privately held software development company registered in England, for a purchase price of £5.6 million (the “Purchase Price”), which was equal to approximately $11.0 million as of December 22, 2006. The assets of Ryder consist primarily of cash and accounts receivable. The Company financed the acquisition of Ryder through a combination of cash from working capital, the Acquisition Loan and the Revolving Loan. Approximately $900,000 of the purchase price is being held in an escrow account to satisfy any potential claims, breech of warranties or realized minimum net asset values, as defined in the Share Transfer Agreement, which may arise within a one year period following the acquisition.
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

Unaudited pro forma consolidated statement of continuing operations for the three months ended March 31, 2006
Ryder’s historical audited financial statements are presented in British pounds and were prepared in accordance with generally accepted accounting principles in the United Kingdom (“UK GAAP”), which differs in certain respects from those generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements were prepared in US GAAP and are presented in US dollars. As presented in this unaudited pro forma financial information below, Ryder’s financial statements were reconciled to US GAAP and were translated from British pounds to US dollars and adjustments have been made to Ryder’s financial information to conform with the Company’s financial information presented under US GAAP.
The unaudited pro forma financial information is based on historical financial statements. The Company’s fiscal year ends on December 31, while Ryder’s fiscal year ended on April 30. Ryder’s financial information has been adjusted to a December 31 year end.
The results of Ryder included in the unaudited pro forma financial information statement of operations for the three months ended March 31, 2006 have been translated into US dollars at the average of the average daily closing rate for each month for the three months January 2006 through March 2006. The rate of exchange used for the translation is British pounds 1.00 to US dollars 1.7584.

	Three months ended March 31,
	2007	2006
	Actual	Proforma
Revenues	$5,054,560	$5,272,263
Loss from operations	(432,735)	(194,093)
Loss before income taxes	(551,517)	(295,081)
Net loss	(582,896)	(213,646)
Loss per share
Basic and diluted	$(0.02)	$(0.01)
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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. The Company was authorized to issue 4,600,000 shares of Class A common stock under the Plan of which 428,250 were available for grant as of March 31, 2007. At March 31, 2007 there were outstanding options to purchase 60,000 shares of Class A common stock that were granted prior to February 12, 2001 (“Outside Plan Options”), options to purchase 1,678,000 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 2,150,000 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan. At March 31, 2007, options to purchase 1,738,500 shares of Class A common stock were exercisable, which included the Outside Plan Options, options to purchase 1,428,500 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 250,000 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, December 31, 2006	1,988,000	$0.21 - $0.50	$0.32
Granted	1,900,000	$0.34	$0.34
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, March 31, 2007	3,888,000	$0.21 - $0.50	$0.33

The following table summarizes options exercisable at March 31, 2007:

		Exercise Price	Weighted		Weighted
	Option	Range	Average	Aggregate	Remaining
	Shares	Per Share	Exercise Price	Intrinsic Value	Contractual Term

March 31, 2007	1,738,500	$0.21 - $0.50	$0.32	405,415	7.10 years
The following table summarizes non-vested options:

Option
Shares
December 31, 2006	249,500
Granted	1,900,000
Cancelled	—
Vested	—

March 31, 2007	2,149,500

On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock (“Common

Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. As of February 16, 2007, prior to the issuance of the Warrant, Fairford owned 61% of the Company’s outstanding Common Stock and Fairford Scandinavia did not own any of the Company’s securities. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. As of March 31, 2007 the Warrant was outstanding. The Warrant was issued outside of the Stock Incentive Plan and vested immediately upon grant. The expense was related to the Warrant was charged to deferred financing fees since it was related to obtaining the Revolving Loan and the Acquisition Loan.
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Morton formula) that uses the assumptions noted in the following table. Because closed-form valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from general practices used by other companies in the software industry and estimates by the Company of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The volatility, dividend yield, risk free interest rate, and expected life used for the 1,900,000 options granted during the three months ended March 31, 2007 are 67.00%, 0.00%, 4.68%, and 5 years, respectively.
Included within Selling, general and administrative expense for the three months ended March 31, 2007 and 2006 is $35,504 and $11,996, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of March 31, 2007, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
NOTE 9: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. As of March 31, 2007, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company adopted FIN 48 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.
The Company’s tax filings are subject periodically to regulatory review and audit. In November 2006, the Internal Revenue Service notified the Company of the disallowance of the deductibility of the write-off $10.5 million promissory note taken during the 2003 tax year. The Company believes its tax position is valid and supportable and believes that it is more likely than not that the Company’s tax position will be sustained. The Company plans to defend its position vigorously and believes it will ultimately prevail in its appeal process. While the Company is unable to determine the ultimate outcome, an unfavorable result of the appeal process could have a material adverse impact on the Company’s financial position and debt covenant compliance.
The tax expense for the three months ended March 31, 2007 of $31,379 was due to the United Kingdom operations.
NOTE 11: Segment Information
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has four reportable segments, EIM, Telemanagment, VoIP, and Patent Enforcement.
In 2007, the Company added a fourth segment which is VoIP and intends to increase resources and focus on the VoIP segment in 2007. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.
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
Hosted Voice Over Internet Protocol: VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform.
Patent Enforcement Activities: Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights.
Reconciling items for operating income (loss) in the table below represent corporate expenses and depreciation al of which are in the United States.

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2007 and 2006 is shown in the following table.

	For Three Months Ended March 31, 2007
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,643,654	$1,410,906	$—	$—	$—	$5,054,560
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,018,886	875,276	—	(68,734)	—	3,825,428
Depreciation and Amortization	497,578	13,439	10,943	5,748	5,167	532,875

Income (loss) from operations	823,467	126,876	(613,771)	(74,482)	(694,825)	(432,735)
Long-lived assets	12,604,853	910,805	428,445	835,054	3,243,116	18,022,273

	For Three Months Ended March 31, 2006
	Electronic
	Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$1,708,420	$1,357,073	—	$15,674	$—	$3,081,167
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,279,698	736,681	—	(344,849)	—	1,671,530
Depreciation and Amortization	246,596	9,183	—	5,748	6,204	267,731

Income (loss) from operations	245,672	(179,933)	—	(350,597)	(577,832)	(862,690)
Long-lived assets	2,025,283	490,262	—	722,997	83,643	3,322,185
The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2007
	United	United
	States	Kingdom	Consolidated

Revenues	$1,396,767	$3,657,793	$5,054,560

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,000,919	2,824,509	3,825,428
Depreciation and Amortization	256,924	275,951	532,875
Income (loss) from operations	(743,311)	310,576	(432,735)
Long-lived assets	5,958,865	12,063,408	18,022,273

	For Three Months Ended March 31, 2006
	United	United
	States	Kingdom	Consolidated

Revenues	$1,820,274	$1,260,893	$3,081,167
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	943,569	727,961	1,671,530
Depreciation and Amortization	260,449	7,282	267,731
Income / (loss) from operations	(918,211)	55,521	(862,690)
Long-lived assets	2,831,923	490,262	3,322,185

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Overview
The Company is comprised of four business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Patent Enforcement Activities (“Patent Enforcement”) and Hosted Voice and Video over Internet Protocol (“VoIP”). In 2007, the Company added a segment which is VoIP and intends to increase resources and focus on the VoIP segment in 2007. EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and enforcement revenues.
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations. The VoIP segment is a new segment which the Company believes offers the most growth opportunity. The Company is able to develop and market its VoIP products with its current resources and will not need to incur incremental costs to support this segment. The Company reported revenue in the EIM segment of $3.6 million and $1.7 million in the three months ended March 31, 2007 and 2006, respectively, Telemanagement segment of $1.4 million in the three months ended March 31, 2007 and 2006 and the Patent Enforcement segment of $0 and $16 thousand in the three months ended March 31, 2007 and March 31, 2006, respectively. The Company acquired new EIM products with the acquisition of Ryder Systems Limited (“Ryder”) on December 22, 2006. The Company believes that the new products will enable the Company to offer a more complete range of EIM products to the international market. No revenue was recognized for the VoIP segment in the three months ended March 31, 2007.
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
The Company’s inability to successfully integrate or operate Ryder could have a material adverse impact on the financial condition of the Company which could result in non-compliance with restrictive financial covenants set forth in the Revolving Loan and Acquisition Loan agreements. The non-compliance of such restrictive covenants may cause the lender to accelerate the repayment of the Revolving Loan and/or the Acquisition Loan or the foreclosure on the collateral, which would also have a material adverse impact on our business, financial condition and results of operations.
Financial Condition
In the three months ended March 31, 2007, the Company experienced a change in its financial condition as a result of a net loss of $582,896 primarily attributable to an increase in amortization expense related to the intangible assets recognized due to the Ryder acquisition and an increase in interest expense due to debt incurred related to the Ryder acquisition. At March 31, 2007, cash and cash equivalents were $548,954 compared to $1,691,349 at December 31, 2006, and such decrease was primarily attributable to cash used in operation activities of $216,629, cash used in financing activities of $523,585 and cash used in investing activities of $400,468. Cash utilized in the three months ended March 31, 2007 in operating activities amounted to $216,629 which was primarily related to the net loss of $582,896. Cash utilized in financing activities was primarily related to the principal payment on the loan payable of $600,000. Cash utilized in investing activities of $400,468 related to additions to property, equipment and software of $247,949. The Company realized a decline in net current assets (current assets less current liabilities) of $829,477 which is primarily attributable to the aforementioned decline in cash and cash equivalents. The Company realized deterioration in stockholders’ equity of $551,193 primarily as a result of the net loss reported for the three months ended March 31, 2007. The Company generates approximately 72% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved by approximately 0.5% in relation to the US dollar in the three months ended March 31, 2007.
Results of Operations (Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006)
Revenues
Revenues from operations for the three months ended March 31, 2007 increased $1,973,393, or 64.0%, to $5,054,560 as compared to $3,081,167 for the three months ended March 31, 2006. The increase in revenue was primarily due to the revenue recognized from the newly acquired company, Ryder. The EIM segment revenues increase of $1,935,234 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily related to the acquisition of Ryder partially off-set by a reduction in processing of data for existing customers. Telemanagement segment revenues increased $53,833 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The Patent Enforcement segment revenues decreased $15,674 to $0 for the three months ended March 31, 2007 as compared to $15,674 for the three months ended March 31, 2006. The Company does not realize revenues from the Patent Enforcement segment on a consistent basis due to the nature and volatility of the patent enforcement process. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 22.0% of the revenues for the three months ended March 31, 2007 and 41.3% for the three months ended March 31, 2006. The decrease in the percentage was primarily the result of the acquisition of Ryder.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2007 increased $111,284, or 10.6%, to $1,160,398 as compared to $1,049,114 for the three months ended March 31, 2006.

EIM cost of products and services increased by $196,046 related to the acquisition of Ryder partially off-set by a decrease of $145,602 which was primarily related to staff reductions made on June 30, 2006. Telemanagement cost of products and services decreased by $84,762 which was primarily due to a reduction in hardware costs for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 23.0% of revenue for the three months ended March 31, 2007 as compared to 34.2% of revenue for the three months ended March 31, 2006.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended March 31, 2007 decreased by $291,789, or 80.9%, to $68,734 as compared to $360,523 for the three months ended March 31, 2006. The decrease was primarily due to decreased legal contingency and hourly expense incurred related to a decrease in patent enforcement activity in three months ended March 31, 2007 compared to the three months ended March 31, 2006. Approximately $170,000 of additional cash was place in a restricted cash escrow account in connection with patent enforcement activities for the three months ended March 31, 2007.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended March 31, 2007 increased $1,013,128, or 60.6%, to $2,685,286 compared to $1,672,158 for the three months ended March 31, 2006. The increase was primarily attributable to increased selling, general and administrative costs related to the Ryder acquisition.
Research and Development Expense
Research and development expense for the three months ended March 31, 2007 increased $445,671, or 75.0%, to $1,040,002 as compared to $594,331 for the three months ended March 31, 2006. The increase was primarily related to the increase in research and development costs due to the Ryder acquisition partially off-set by a decrease in expense related to a reduction in development staff costs in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2007 increased $265,144, or 99.0%, to $532,875 from $267,731 in the three months ended March 31, 2006. The increase was primarily associated with amortization expense of $168,642 in the three months ended March 31, 2007 related to the intangible recorded due to the acquisition of Ryder and the depreciation expense of the fixed assets acquired in the Ryder acquisition.
Amortization expense of developed software amounted to $201,363 and $199,195 for the three months ended March 31, 2007 and 2006, respectively. Amortization expense of developed software relates to cost of sales.
Other Income and Expense
Interest expense increased $191,574, or 100.0%, to $191,574 for the three months ended March 31, 2007 compared to $0 for the three months ended March 31, 2006. The increase in interest expense was associated with debt incurred related to the Ryder acquisition.
Interest income decreased $20,338, or 20.5%, to $78,849 for the three months ended March 31, 2007 compared to $99,187 for the three months ended March 31, 2006. The decrease in interest income was due to a lower balance of cash invested due to cash consumed in the Ryder acquisition.
The Company realized a loss on disposal of equipment of $6,057 for the three months ended March 31, 2007 compared to $0 for the three months ended March 31, 2006
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of

2004 and a tax benefit recorded. As of March 31, 2007, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax expense for the three months ended March 31, 2007 of $31,379 was due to the pre-tax income of $188,609 realized in the United Kingdom during the three months ended March 31, 2007.
The tax expense for the three months ended March 31, 2006 of $21,378 was due to the pre-tax income of $71,257 realized in the United Kingdom during the three months ended March 31, 2006.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, decreased $1,142,395, or 67.5%, to $548,954 as of March 31, 2007 compared to $1,691,349 as of December 31, 2006. The decrease in cash, cash equivalents, and short-term investments during the three months ended March 31, 2007 was predominately related to cash used to make repayments under credit agreements of $600,000, and increase in restricted cash of $170,759 and expenditures on property, equipment, and software of $247,949.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-QSB). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the three months ended March 31, 2007 of $823,467, $126,876, $(613,771) and $(74,482), respectively. The Corporate Allocation expense generated an operating loss of $(694,825) for the three months ended March 31, 2007. The United States location generated a loss from operations for the three months ended March 31, 2007 of $(743,311) which was primarily associated with decreased revenues, expenses associated with the Corporate Allocation, and VoIP segment losses of $(613,771). The United Kingdom location generated income from operations for the same period of $310,576.
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
During 2006, the Company entered into the following debt obligations. The Company has available the Revolving Loan with a bank for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account. The Revolving Loan expires on December 21, 2009, unless extended. Borrowings under the line of credit bear interest (7.70% at December 31, 2006) at LIBOR plus 2.35% payable monthly. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the Revolving Loan was $4,978,698 at December 31, 2006. Borrowings under the Revolving Loan are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of December 31, 2006, the Company is in compliance with all covenants. The carrying amount of receivables that serve as collateral for borrowings totaled $5,056,974 at December 31, 2006.
The Company entered into a acquisition loan (the “Acquisition Loan”) agreement on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan is secured by a letter of credit from SEB bank in favor of National City Bank, a national banking association (“NCB”). The letter of credit was obtained by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 23, 2007, Fairford owned 61.4% of the Company’s outstanding Common Stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (7.35% at December 31, 2006) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at December 31, 2006.

Provisions under the Revolving Loan and Acquisition Loan require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, the issuance of guarantees and the payment of dividends. For example, subject to certain exceptions, the Company agreed under the Loan Agreement, among other matters, that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis. The Revolving Loan and Acquisition Loan also contain financial covenants which require achievement of certain levels of financial performance (the “Financial Covenants”). The Financial Covenants include achievement of, among other things, certain levels of tangible net worth and earnings before interest, taxes, depreciation and amortization. At March 31, 2007, the Company believes it was in compliance with the applicable covenants contained in the Revolving Loan and Acquisition Loan agreements; however, failure to achieve certain increases in revenue would lead to future covenant defaults.
The Acquisition Loan and Revolving Loan agreements require the Company to pay a fee with respect to the unused portion of the Revolving Loan of 0.25% per annum for each calendar quarter on the average daily amount by which $8.0 million exceeds the outstanding principal amount of the Revolving Loan during such calendar quarter. Pursuant to the Loan Agreement, the Company is obligated to pay NCB a nonrefundable commitment fee of $25,000 and a funds transfer fee in the amount of approximately $20,319.
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
The Company has entered into several Confidential Settlement Agreements relating to Patent Enforcement activities in which the Company received cash and accepted notes for the remaining amounts. The Company has recorded imputed interest ranging from 7.83% to 9.25%. The settlement receivable as of March 31, 2007 amounted to $931,578.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $1.1 million and $1.3 million in the three months ended March 31, 2007 and March 31, 2006, respectively (22.0% of revenue for the three months ended March 31, 2007 and 41.3% or revenue for the three months ended March 31, 2006). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. For the three months ended

March 31, 2007, the Company experienced a significant decrease in the processing for this customer and anticipates additional decreased processing revenue in the fiscal year ending December 31, 2007. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
The Company’s primary sources of liquidity over the next twelve months will be cash on hand, anticipated cash generated from future operating activities and the cash available to the Company under the Revolving loan.
The Company expects to continue to require funds to meet debt service obligations, capital expenditures and other non-operating expenses. The Company’s future capital requirements will depend on many factors, including revenue growth, expansion of service offerings and business strategy. The Company believes that expected future earnings from operations, available funds, together with existing revolving credit facility, will be adequate to satisfy its planned operations for the next 12 months. The loss of customer revenues, inability to attract new customer revenues, inability to grow customer revenue base, unfavorable resolution of contingencies, unfavorable patent enforcement actions, inability to successfully to integrate or realize synergistic cost benefits from the Ryder acquisition would have an unfavorable impact on future earnings and cash flows of the Company.
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
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 7. “Financial Statements – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form10-KSB for the year ended December 31, 2006.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consisted primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2006, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
The Company adopted FIN 48 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.
The Company’s tax filings are subject periodically to regulatory review and audit. In November 2006, the Internal Revenue Service notified the Company of the disallowance of the deductibility of the write-off of $10.5 million promissory note taken during the 2003 tax year. The Company believes its tax position is valid and supportable and believes that it is more likely than not that the Company’s tax position will be sustained. The Company plans to defend its position vigorously and believes it will ultimately prevail in its appeal process. While the Company is unable to determine the ultimate outcome, an unfavorable result of the appeal process could have a material adverse impact on the Company’s financial position and debt covenant compliance.
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
Included within Selling, general and administrative expense for the three months ended March 31, 2007 and 2006 is $35,504 and $11,996, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $165,000, $118,000, and $4,000 for the fiscal years ending December 31, 2007, 2008, and 2009, respectively, of compensation costs for nonvested stock options previously granted to employees. See Item 1. “Financial Statements – Notes to Consolidated Financial Statements – Note 7” in this Quarterly Report on Form 10-QSB for further information regarding the Company’s adoption of SFAS No. 123R.
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
New Accounting Pronouncements
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption had no affect on the Company’s financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

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
None
Item 3 – Defaults Upon Senior Securities.
None
Item 4 – Submission of Matters to a Vote of Security Holders.
None
Item 5 – Other Information.
None
Item 6 – Exhibits.

Exhibit 10.1	Class A Common Stock Warrant dated February 16, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on April 2, 2007

Exhibit 10.2	Securities Purchase Agreement dated February 16, 2007, by and between the Company and Fairford Holdings Scandinavia AB incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on April 2, 2007

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 5 to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

Exhibit 31.1-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2-	Section 1350 Certification of the Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Birbeck

John Birbeck	Date: May 15, 2007
Chief Executive Officer

/s/ Manfred Hanuschek

Manfred Hanuschek Chief Financial Officer	Date: May 15, 2007