Form 10QSB
period 2007-06-30
CTI GROUP HOLDINGS INC
filed 2007-08-14
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
As of August 9, 2007, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of August 9, 2007, treasury stock constituted 140,250 shares of Class A common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2007

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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Quarterly Report to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: ability to successfully integrate the operations of, and to realize benefits from, the acquisition of Ryder Systems Limited, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to successfully enter the Hosted Voice and Video over Internet Protocol (“VoIP”) applications market, ability to protect the Company’s patented technology, ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-QSB.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$577,669	$1,691,349
Trade accounts receivable, less allowance for doubtful accounts of $117,797 and $72,967, respectively	3,452,609	3,484,468
Note and settlement receivable – short term	375,784	172,724
Prepaid expenses	350,592	468,225
Deferred financing costs	146,558	132,345
Other current assets	39,164	65,154
Income tax receivable	—	167,357

Total current assets	4,942,376	6,181,622

Restricted cash	4,003,150	3,654,172
Long term settlement receivable – net of current portion	998,455	779,672
Property, equipment, and software, net	2,238,306	2,354,615
Deferred financing costs – long term	155,882	264,691
Intangible assets, net	5,645,655	5,996,229
Goodwill	4,881,139	4,922,208
Other assets	76,300	76,300

Total assets	$22,941,263	$24,229,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$553,425	$361,065
Accrued expenses	2,380,209	2,465,565
Accrued wages and other compensation	619,381	693,291
Deferred revenue	1,484,915	1,663,549
Income tax payable	221,618	72,182
Deferred income tax liability	188,333	201,702

Total current liabilities	5,447,881	5,457,354

Note payable – long term	6,485,112	7,578,698
Lease incentive – long term	255,023	21,470
Deferred revenue – long term	10,474	12,678
Deferred income tax liability – long term	1,516,397	1,529,419

Total liabilities	13,714,887	14,599,619

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at June 30, 2007 and 29,178,271 issued and outstanding at December 31, 2006	291,783	291,783
Additional paid-in capital	25,559,468	25,415,341
Accumulated deficit	(16,492,910)	(15,958,971)
Other comprehensive income / (loss) – foreign currency translation	60,178	73,880
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	9,226,376	9,629,890

Total liabilities and stockholders’ equity	$22,941,263	$24,229,509

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended
	June 30,
	2007	2006
Revenues:
Software sales, service fee and license fee revenue	$10,256,163	$6,177,198
Patent license fee and enforcement revenues	899,519	190,674

	11,155,682	6,367,872

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,497,519	1,938,107
Patent license fee and enforcement cost	690,720	604,511
Selling, general and administration	4,975,906	3,441,796
Research and development	2,111,546	1,098,080
Depreciation and amortization	1,087,572	530,298

Loss from operations	(207,581)	(1,244,920)

Other expense / (income)
Interest expense / (income)	224,746	(199,946)
Other expense	6,767	16,420

Total other expense / (income)	231,513	(183,526)

Loss before income taxes	(439,094)	(1,061,394)

Tax expense	94,845	21,030

Net loss	(533,939)	(1,082,424)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(13,704)	86,807

Comprehensive loss	$(547,643)	$(995,617)

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Basic and diluted weighted average common shares outstanding	29,038,021	28,770,584
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	June 30,
	2007	2006
Revenues:
Software sales, service fee and license fee revenue	$5,201,603	$3,111,704
Patent license fee and enforcement revenues	899,519	175,000

	6,101,122	3,286,704

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,337,121	888,994
Patent license fee and enforcement cost	621,986	243,987
Selling, general and administration	2,290,620	1,769,637
Research and development	1,071,544	503,749
Depreciation and amortization	554,697	262,567

Income / (loss) from operations	225,154	(382,230)

Other expense / (income)
Interest expense / (income)	105,964	(100,759)
Other expense	6,767	16,420

Total other expense / (income)	112,731	(84,339)

Income / (loss) before income taxes	112,423	(297,891)

Tax expense / (benefit)	63,466	(348)

Net income / (loss)	48,957	(297,543)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(9,899)	72,682

Comprehensive income / (loss)	$39,058	$(224,681)

Basic and diluted net income / (loss) per common share	$0.00	$(0.01)

Basic weighted average common shares outstanding	29,038,021	29,026,021
Diluted weighted average common shares outstanding	29,631,896	29,026,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(533,939)	$(1,082,424)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Provision for doubtful accounts	43,299	2,630
Deferred income taxes	(67,490)	10,817
Depreciation and amortization	1,087,572	530,298
Recognition of rent incentive benefit	38,553	(64,864)
Recognition of deferred financing fees	94,597	—
Stock option grant expense	84,681	53,445
Loss on disposal of property and equipment	6,767	—
Changes in operating assets and liabilities:
Trade receivables	55,586	266,546
Note and settlement receivables	(421,843)	70,983
Prepaid expenses	121,167	135,056
Income taxes	317,414	4,619
Other assets	26,087	5,319
Accounts payable	147,475	(170,208)
Accrued expenses	(224,308)	(41,386)
Accrued wages and other compensation	128,188	(230,329)
Deferred revenue	(216,317)	(1,397)

Cash provided by / (used in) operating activities	687,489	(510,895)

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(418,108)	(308,233)
Purchases of short-term available for sale securities investments	—	(8,275,000)
Sales of short-term available for sale securities investments	—	9,100,000
Reduction in acquisition cost	41,032	—
Cash received from payment of note receivable on sale of discontinued operations	—	119,000
Proceeds from sale of property and equipment	6,600	—
Increase in restricted cash	(328,903)	—

Cash provided by (used in) investing activities	(699,379)	635,767

Cash flows provided by / (used in) financing activities:
Borrowings under credit agreements	406,415	—
Repayments under credit agreements	(1,500,000)	—

Cash used in financing activities	(1,093,585)	—

Effect of foreign currency exchange rates on cash and cash equivalents	(8,205)	104,994

Increase / (decrease) in cash and cash equivalents	(1,113,680)	229,866

Cash and cash equivalents, beginning of period	1,691,349	1,617,004

Cash and cash equivalents, end of period	577,669	1,846,870

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
The Company is comprised of the business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Patent Enforcement Activities (“Patent Enforcement”) and Hosted Voice and Video over Internet Protocol (“VoIP”). In 2007, the Company added VoIP as a segment and intends to increase resources and focus on the VoIP segment. EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
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
In connection with legal proceedings which were initiated by the Company regarding certain Patent Enforcement activity in the United Kingdom, the Company was required to post approximately $1,003,000 of collateral in a restricted cash account. The restricted cash account is to be utilized for costs associated with a potential unfavorable outcome of such proceedings. The ultimate outcome of such legal proceedings cannot be determined.
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
Amortization expense of developed software amounted to $417,203 and $393,286 for the six months ended June 30, 2007 and 2006, respectively. Amortization expense of developed software amounted to $215,840 and $194,129 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
In connection with the lease entered into by the Company and DH Realty, LLC (the “Landlord”) in October, 2006, the Company received a lease incentive of $200,000 from the Landlord for office improvements (the “Allowance”). During the six months ended June 30, 2007, the Landlord paid approximately $195,000 of the Allowance for the build out of new office space for the Company. The Company recorded this non-cash transaction by increasing fixed assets and establishing a deferred rent incentive in liabilities. When the deferred rent incentive benefit is recognized by the Company, the benefit will be shown as an adjustment to reconcile net cash in the Company’s Consolidated Statement of Cash Flows.
The Company granted Mr. Birbeck options to purchase 340,782 shares of the Company’s Class A common stock in lieu taking his 2006 bonus in cash. The Company recorded a corresponding charge during the six months ended June 30, 2007 against accrued compensation of $59,446.
During fiscal 2004, the Company entered into a Confidential Settlement Agreement relating to Patent Enforcement activities for $1,200,000 of which the Company received $100,000 of cash and accepted a note which matures on June 30, 2010, for the remaining $1,100,000. The Company placed a reserve on the note when it was received in 2004 due to the uncertain financial position of the company issuing the note. In 2007, the issuer of the note was acquired by a financially stable company and the Company reversed the reserve on the note receivable. The Company recorded the remaining payments at a discount with imputed interest of 10%. The note receivable related to this note as of June 30, 2007 was $474,519.
The Company paid $318,661 and $0 in interest related to the Company’s notes’ payable for the six months ended June 30, 2007 and 2006, respectively.
The Company paid $14,938 in state income taxes for the six months ended June 30, 2006.
NOTE 3: Long-Term Debt Obligations
During 2006, the Company entered into the debt obligations described below.
The Revolving Loan expires on December 21, 2009, unless extended. Borrowings under the line of credit bear interest (7.67% at June 30, 2007) at LIBOR plus 2.35% payable monthly. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the Revolving Loan was $3,885,112 at June 30, 2007. Borrowings under the Revolving Loan are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. The carrying amount of receivables and cash that serve as collateral for borrowings totaled $4,938,188 at June 30, 2007.
The Company entered into an acquisition loan (the “Acquisition Loan”) agreement on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (7.32% at June 30, 2007) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at June 30, 2007.
NOTE 4: New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption had no affect on the Company’s financial statements. See further discussion in Note 10.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the

United States (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The Company is reviewing the impact that adopting SFAS 157 will have on its financial statements. SFAS No. 157 is effective for the Company beginning in the 2008 first quarter.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact SFAS 159 will have on its financial statements.
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

	For the Three Months Ended		For the Six Months Ended
	2007	2006	2007	2006
Net income / (loss)	$48,957	$(297,543)	$(533,939)	$(1,082,424)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,026,021	29,038,021	28,770,584

Additional common shares to be issued assuming exercise of stock options and stock warrants	593,875	—	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,631,896	29,026,021	29,038,021	28,770,584

Basic:
Net income / (loss) per share	$0.00	$(0.01)	$(0.02)	$(0.04)

Weighted average common shares outstanding	29,026,021	29,026,021	29,038,021	28,770,584

Diluted:
Net income / (loss) per share	$0.00	$(0.01)	$(0.02)	$(0.04)

Weighted average common and common equivalent shares outstanding	29,631,896	29,026,021	29,038,021	28,770,584

For the three months ended June 30, 2006, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. For the six months ended June 30, 2007 and 2006, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued assuming exercise of stock options for the three months ended June 30, 2006 would have been 286,849 and for the six months ended June 30, 2007 and 2006 would have been 293,944 and 228,910, respectively.
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
The Company believes the acquisition of Ryder provides for: a growing recurring revenue stream with leading international telecommunication service providers, proprietary technology and development base which provides for a rich functionality of solutions to supplement the Company’s capabilities to pre-empt technological market developments, increased ability to take advantage of new growth opportunities through access of new sales networks and channels, and enhanced ability to cross-sell existing products, services and solutions in other markets.
Pro forma consolidated statement of continuing operations for the three and six months ended June 30, 2006
Ryder’s historical audited financial statements are presented in British pounds and were prepared in accordance with generally accepted accounting principles in the United Kingdom (“UK GAAP”), which differs in certain respects from GAAP. The Company’s consolidated financial statements were prepared in GAAP and are presented in US dollars. As presented in this pro forma financial information below, Ryder’s financial statements were reconciled to GAAP and were translated from British pounds to US dollars and adjustments have been made to Ryder’s financial information to conform with the Company’s financial information presented under GAAP.
The pro forma financial information is based on historical financial statements. The Company’s fiscal year ends on December 31, while Ryder’s fiscal year ended on April 30. Ryder’s financial information has been adjusted to a December 31 year end.
The results of Ryder included in the pro forma financial information statement of operations for the three and six months ended June 30, 2006 have been translated into US dollars at the average of the average daily closing rate for each month for the three and six months January 2006 through June 2006. The rate of exchange used for the translation of British pounds into US dollars for the three and six months ended June 30, 2006 was 1.8481 and 1.80325 British pounds to one U.S. dollar, respectively.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	Actual	Proforma	Actual	Proforma
Revenues	$6,101,122	$5,297,841	$11,155,682	$10,570,104
Income / (loss) from operations	225,154	(670,975)	(207,581)	(865,068)
Income / (loss) before income taxes	112,423	(786,699)	(439,094)	(1,081,780)
Net income / (loss)	48,957	(674,134)	(533,939)	(887,780)
Income / (loss) per share
Basic and diluted	$0.00	$(0.02)	$(0.02)	$(0.03)
NOTE 7: Stock Based Compensation
In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted SFAS 123R effective January 1, 2006 using the Black-Scholes-Merton formula and the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. The Company was authorized to issue 4,600,000 shares of Class A common stock under the Plan of which 90,468 were available for grant as of June 30, 2007. At June 30, 2007 there were outstanding options to purchase 60,000 shares of Class A common stock that were granted prior to February 12, 2001 (“Outside Plan Options”), options to purchase 1,675,000 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 2,490,782 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan. At June 30, 2007, options to purchase 2,077,032 shares of Class A common stock were exercisable, which included the Outside Plan Options, options to purchase 1,426,250 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 590,782 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, December 31, 2006	1,988,000	$0.21-$0.50	$0.32
Granted	2,240,782	$0.34-$0.35	$0.34
Exercised	—	—	—
Cancelled	(3,000)	$0.21	$0.21

Outstanding, June 30, 2007	4,225,782	$0.21-$0.50	$0.33

The following table summarizes options exercisable at June 30, 2007:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average Exercise	Intrinsic	Remaining
	Shares	Per Share	Price	Value	Contractual Term

June 30, 2007	2,077,032	$0.21 - $0.50	$0.33	514,038	7.44 years
The following table summarizes non-vested options:

Option
Shares
December 31, 2006	249,500
Granted	2,240,782
Cancelled	(750)
Vested	(340,782)

June 30, 2007	2,148,750

On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. As of February 16, 2007, prior to the issuance of the Warrant, Fairford owned 61% of the Company’s outstanding Common Stock and Fairford Scandinavia did not own any of the Company’s securities. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. As of June 30, 2007 the Warrant was outstanding. The Warrant was issued outside of the Stock Incentive Plan and vested immediately upon grant. The expense was related to the Warrant was charged to deferred financing fees since it was related to obtaining the Revolving Loan and the Acquisition Loan.
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the foregoing table. Because closed-form valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from general practices used by other companies in the software industry and estimates by the Company of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The volatility, dividend yield, risk free interest rate, and expected life used for the 1,900,000 options granted during on February 16, 2007 are 67.00%, 0.00%, 4.68%, and 5 years, respectively. The volatility, dividend yield, risk free interest rate, and expected life used for the 340,782 options granted on June 12, 2007 are 67.35%, 0.00%, 5.18%, and 5 years, respectively.
Included within selling, general and administrative expense for the three months ended June 30, 2007 and June 30, 2006 was $49,177 and $41,449, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2007 and June 30, 2006 was $84,681 and $53,445, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of June 30, 2007, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
NOTE 9: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. As of June 30, 2007, the Company’s valuation allowance related only to net deferred tax assets in the United States.
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
The Company’s tax filings are subject periodically to regulatory review and audit. In November 2006, the Internal Revenue Service notified the Company of the disallowance of the deductibility of the write-off of $10.5 million promissory note taken during the 2003 tax year. On August 8, 2007, the Company agreed to a settlement with the Internal Revenue Service. The settlement resulted in a reduction of the Company’s net operating loss carryforward by $4,945,467 on which the Company had previously recorded a full valuation allowance.
The tax expense for the six months ended June 30, 2007 of $94,845 was due to the United Kingdom operations.
NOTE 11: Segment Information
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has four reportable segments, EIM, Telemanagment, VoIP, and Patent Enforcement.
In 2007, the Company added the fourth segment VoIP and intends to increase resources and focus on the VoIP segment in 2007. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.
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
Telemanagment: Through its operations in the United Kingdom and Indianapolis and the utilization of the Proteus™ products, the Company offers telemanagement software and services for end users to manage their usage of multi-media communications services and equipment.
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
Reconciling items for operating income (loss) in the table below represent corporate expenses and depreciation all of which are in the United States.
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2007 and 2006 is shown in the following table.

	For Three Months Ended June 30, 2007
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,662,618	$1,442,330	$96,655	$899,519	$—	$6,101,122
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,043,600	849,686	(28,804)	277,533	—	4,142,015
Depreciation and Amortization	495,761	14,677	33,462	5,747	5,050	554,697
Income (loss) from operations	1,062,097	140,750	(567,584)	271,786	(681,895)	225,154
Long-lived assets	12,235,370	1,082,650	420,193	1,048,090	3,212,584	17,998,887

	For Three Months Ended June 30, 2006
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$1,745,565	$1,366,139	—	$175,000	$—	$3,286,704
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,364,088	858,622	—	(68,987)	—	2,153,723
Depreciation and Amortization	241,593	9,021	—	5,748	6,205	262,567
Income (loss) from operations	458,076	(191,385)	—	(74,735)	(574,186)	(382,230)
Long-lived assets	1,960,083	535,196	—	649,334	77,438	3,222,051

	For Six Months Ended June 30, 2007
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$7,306,272	$2,853,236	$96,655	$899,519	$—	$11,155,682
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	6,062,486	1,724,962	(28,804)	208,799	—	7,967,443
Depreciation and Amortization	993,339	28,116	44,405	11,495	10,217	1,087,572
Income (loss) from operations	1,885,564	267,626	(1,181,355)	197,304	(1,376,720)	(207,581)
Long-lived assets	12,235,370	1,082,650	420,193	1,048,090	3,212,584	17,998,887

	For Six Months Ended June 30, 2006
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,453,985	$2,723,213	—	$190,674	$—	$6,367,872
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,643,786	1,595,305	—	(413,837)	—	3,825,254
Depreciation and Amortization	488,189	18,204	—	11,495	12,410	530,298
Income (loss) from operations	703,749	(371,318)	—	(425,332)	(1,152,019)	(1,244,920)
Long-lived assets	1,960,083	535,196	—	649,334	77,438	3,222,051

The following table presents net revenues by geographic location.

	For Three Months Ended June 30, 2007
	United	United
	States	Kingdom	Consolidated

Revenues	$2,404,321	$3,696,801	$6,101,122
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,342,593	2,799,422	4,142,015
Depreciation and Amortization	274,760	279,937	554,697
Income (loss) from operations	(298,268)	523,422	225,154
Long-lived assets	6,013,246	11,985,641	17,998,887

	For Three Months Ended June 30, 2006
	United	United
	States	Kingdom	Consolidated

Revenues	$2,029,253	$1,257,451	$3,286,704
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,337,178	816,545	2,153,723
Depreciation and Amortization	255,772	6,795	262,567
Loss from operations	(381,254)	(976)	(382,230)
Long-lived assets	2,686,855	535,196	3,222,051

	For Six Months Ended June 30, 2007
	United	United
	States	Kingdom	Consolidated

Revenues	$3,801,088	$7,354,594	$11,155,682
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,343,512	5,623,931	7,967,443
Depreciation and Amortization	531,684	555,888	1,087,572
Income (loss) from operations	(1,041,579)	833,998	(207,581)
Long-lived assets	6,013,246	11,985,641	17,998,887

	For Six Months Ended June 30, 2006
	United	United
	States	Kingdom	Consolidated

Revenues	$3,849,528	$2,518,344	$6,367,872
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,280,748	1,544,506	3,825,254
Depreciation and Amortization	516,221	14,077	530,298
Income / (loss) from operations	(1,299,465)	54,545	(1,244,920)
Long-lived assets	2,686,855	535,196	3,222,051

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Overview
The Company is comprised of four business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Patent Enforcement Activities (“Patent Enforcement”) and Hosted Voice and Video over Internet Protocol (“VoIP”). In 2007, the Company VoIP and intends to increase resources and focus on the VoIP segment in 2007. EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and enforcement revenues.
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations. The VoIP segment is a new segment which the Company believes offers the most growth opportunity; however, there can be no assurances that the Company will be successful in the VoIP market. The Company believes it is able to develop and market its VoIP products with its current resources and will not need to incur incremental costs to support this segment. The Company reported revenue in the EIM segment of $3.7 million and $1.7 million in the three months ended June 30, 2007 and 2006, respectively and $7.3 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively. For the Telemanagement segment, the Company recorded revenues of $1.4 million in the three months ended June 30, 2007 and 2006 and revenues for the six months ended June 30, 2007 and 2006 of $2.9 million and $2.7 million, respectively. The Patent Enforcement segment recorded revenue of $900 thousand and $175 thousand in the three months ended June 30, 2007 and June 30, 2006, respectively, and $900 thousand and $190 thousand for the six months ended June 30, 2007 and June 30, 2006, respectively. The Company acquired new EIM products with the acquisition of Ryder Systems Limited (“Ryder”) on December 22, 2006. The Company believes that the new products will enable the Company to offer a more complete range of EIM products to the international market. Revenue of $97 thousand was recognized for the VoIP segment in the three and six months ended June 30, 2007.
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

Due to the profitability and revenue per user (“ARPU”) advantage possible by delivering such managed and hosted service offerings that do not require expensive equipment, providers not only look at acquiring new customers but converting legacy customers onto the NGN platform. The Company believes that this conversion process, is significant. Many legacy features and functions are not available on NGN platforms, primarily due to the immaturity of the service delivery model.
The Company’s new hosted voice and video over IP applications help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. In 2007, The Company is marketing two applications, emPulse, web-based communications traffic analysis solution, and SmartRecord® IP, which enables service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products in the first quarter of 2007. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business. The Company’s future success is directly related to the successful market penetration of emPulse and SmartRecord® IP.
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
Financial Condition
In the six months ended June 30, 2007, the Company experienced a change in its financial condition as a result of a net loss of $533,939 primarily attributable to an increase in amortization expense related to the intangible assets recognized due to the Ryder acquisition and an increase in interest expense due to debt incurred related to the Ryder acquisition. At June 30, 2007, cash and cash equivalents were $577,669 compared to $1,691,349 at December 31, 2006, and such decrease was primarily attributable to cash used in financing activities of $1,093,585 and cash used in investing activities of $699,379 partially off-set by cash provided by operating activities of $687,489. Cash provided in the six months ended June 30, 2007 by operating activities amounted to $687,489 which was primarily related to depreciation and amortization of $1,087,572 being added back to the net loss of $533,939. Cash utilized in financing activities was primarily related to the principal payment on the loan payable of $1,500,000. Cash utilized in investing activities of $699,379 related to additions to property, equipment and software of $418,108 and an increase in restricted cash of $328,903. The Company realized a decline in net current assets (current assets less current liabilities) of $1,229,773 which was primarily attributable to the aforementioned decline in cash and cash equivalents. The Company realized deterioration in stockholders’ equity of $403,514 primarily as a result of the net loss reported for the six months ended June 30, 2007. The Company generates approximately 66% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved by approximately 2.4% in relation to the US dollar in the six months ended June 30, 2007.
Results of Operations (Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006)
Revenues
Revenues from operations for the six months ended June 30, 2007 increased $4,787,810, or 75.2%, to $11,155,682 as compared to $6,367,872 for the six months ended June 30, 2006. The increase in revenue was primarily due to the revenue recognized from the newly acquired company, Ryder. The EIM segment revenues increase of $3,852,287 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily related to the acquisition of Ryder partially off-set by a reduction in processing of data for existing customers. Telemanagement segment revenues increased $130,023 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The Patent Enforcement segment revenues increased $708,845 to $899,519 for the six months ended June 30, 2007 as compared to $190,674 for the six months ended June 30, 2006 primarily related to reversing of a $474,519 reserve on a note received in 2004 and a $250,000 settlement received for the six months ended June 30, 2007. The Company does not realize revenues from the Patent Enforcement segment on a consistent basis due to the nature and volatility of the patent enforcement process. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 20.0% of the revenues for the six months ended June 30, 2007 and 40.3% for the six months ended June 30, 2006. The decrease in the percentage was primarily the result of the acquisition of Ryder along with a decrease in revenue recognized from this customer. The Company believes that the portion of revenue from this single EIM customer will continue to decline.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2007 increased $559,412, or 28.9%, to $2,497,519 as compared to $1,938,107 for the six months ended June 30, 2006. EIM cost of products and services increased by $433,587 related to the acquisition of Ryder partially off-set by a decrease of $253,365 which was primarily related to staff reductions made on June 30, 2006. VoIP cost of products and services increased to $125,459 for the six months ended June 30, 2007 as compared to $0 for the six months ended June 30, 2006 due to the 2007 launch of VoIP products. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 24.4% of revenue for the six months ended June 30, 2007 as compared to 31.4% of revenue for the six months ended June 30, 2006.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the six months ended June 30, 2007 increased by $86,209, or 14.3%, to $690,720 as compared to $604,511 for the six months ended June 30, 2006. The increase was primarily due to increased legal contingency and hourly expense incurred related to a increase in patent enforcement activity in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Approximately $349,000 of additional cash was place in a restricted cash escrow account in connection with patent enforcement activities for the six months ended June 30, 2007.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the six months ended June 30, 2007 increased $1,534,110, or 44.6%, to $4,975,906 compared to $3,441,796 for the six months ended June 30, 2006. The increase was primarily attributable to increased selling, general and administrative costs related to the Ryder acquisition.
Research and Development Expense
Research and development expense for the six months ended June 30, 2007 increased $1,013,466, or 92.3%, to $2,111,546 as compared to $1,098,080 for the six months ended June 30, 2006. The increase was primarily related to the increase in research and development costs due to the Ryder acquisition partially off-set by a decrease in expense related to a reduction in development staff costs in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2007 increased $557,274, or 105.1%, to $1,087,572 from $530,298 in the six months ended June 30, 2006. The increase was primarily associated with amortization expense of $339,077 in the six months ended June 30, 2007 related to the intangible recorded due to the acquisition of Ryder and the depreciation expense of the fixed assets acquired in the Ryder acquisition.
Amortization expense of developed software amounted to $417,203 and $393,286 for the six months ended June 30, 2007 and 2006, respectively. Amortization expense of developed software relates to cost of sales.
Other Income and Expense
Interest expense increased $382,411, or 100.0%, to $382,411 for the six months ended June 30, 2007 compared to $0 for the six months ended June 30, 2006. The increase in interest expense was associated with debt incurred related to the Ryder acquisition.
Interest income decreased $42,281, or 21.1%, to $157,665 for the six months ended June 30, 2007 compared to $199,946 for the six months ended June 30, 2006. The decrease in interest income was due to a lower balance of cash invested due to cash consumed in the Ryder acquisition.
The Company realized a loss on disposal of equipment of $6,767 for the six months ended June 30, 2007 compared to $16,420 for the six months ended June 30, 2006
Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consisted primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of June 30, 2007, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax expense for the six months ended June 30, 2007 of $94,845 was due to the pre-tax income of $587,901 realized in the United Kingdom during the six months ended June 30, 2007.
The tax expense for the six months ended June 30, 2006 of $21,030 was due to the pre-tax income of $70,099 realized in the United Kingdom during the six months ended June 30, 2006.
Results of Operations (Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006)
Revenues
Revenues from operations for the three months ended June 30, 2007 increased $2,814,418, or 85.6%, to $6,101,122 as compared to $3,286,704 for the three months ended June 30, 2006. The increase in revenue was primarily due to the revenue recognized from the newly acquired company, Ryder. The EIM segment revenues increase of $1,917,503 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily related to the acquisition of Ryder partially off-set by a reduction in processing of data for existing customers. Telemanagement segment revenues increased $76,191 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The Patent Enforcement segment revenues increased $724,519 to $899,519 for the three months ended June 30, 2007 as compared to $175,000 for the three months ended June 30, 2006 primarily related to reversing of a $474,519 reserve on a note received in 2004 and a $250,000 settlement received for the three months ended June 30, 2007. The Company does not realize revenues from the Patent Enforcement segment on a consistent basis due to the nature and volatility of the patent enforcement process. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 18.3% of the revenues for the three months ended June 30, 2007 and 39.3% for the three months ended June 30, 2006. The decrease in the percentage was primarily the result of the acquisition of Ryder along with a decrease in revenue recognized from this customer. The Company believes that the portion of revenue from this single EIM customer will continue to decline.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2007 increased $448,127, or 50.4%, to $1,337,121 as compared to $888,994 for the three months ended June 30, 2006. EIM cost of products and services increased by $237,541 related to the acquisition of Ryder partially off-set by a decrease of $107,763 which was primarily related to staff reductions made on June 30, 2006. Telemanagement cost of products and services increased by $85,127 which was primarily due to an increase in the exchange rate of British pounds to U.S. dollars for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 25.7% of revenue for the three months ended June 30, 2007 as compared to 28.6% of revenue for the three months ended June 30, 2006.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended June 30, 2007 increased by $377,999, or 154.9%, to $621,986 as compared to $243,987 for the three months ended June 30, 2006. The increase was primarily due to increased legal contingency and hourly expense incurred related to a increase in patent enforcement activity in three months ended June 30, 2007 compared to the three months ended June 30, 2006. Approximately $179,000 of additional cash was place in a restricted cash escrow account in connection with patent enforcement activities for the three months ended June 30, 2007.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended June 30, 2007 increased $520,983, or 29.4%, to $2,290,620 compared to $1,769,637 for the three months ended June 30, 2006. The increase was primarily attributable to increased selling, general and administrative costs related to the Ryder acquisition.

Research and Development Expense
Research and development expense for the three months ended June 30, 2007 increased $567,795, or 112.7%, to $1,071,544 as compared to $503,749 for the three months ended June 30, 2006. The increase was primarily related to the increase in research and development costs due to the Ryder acquisition partially off-set by a decrease in expense related to a reduction in development staff costs in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2007 increased $292,130, or 111.3%, to $554,697 from $262,567 in the three months ended June 30, 2006. The increase was primarily associated with amortization expense of $170,435 in the three months ended June 30, 2007 related to the intangible recorded due to the acquisition of Ryder and the depreciation expense of the fixed assets acquired in the Ryder acquisition.
Amortization expense of developed software amounted to $215,840 and $194,129 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense of developed software relates to cost of sales.
Other Income and Expense
Interest expense increased $190,837, or 100.0%, to $190,837 for the three months ended June 30, 2007 compared to $0 for the three months ended June 30, 2006. The increase in interest expense was associated with debt incurred related to the Ryder acquisition.
Interest income decreased $21,943, or 21.8%, to $78,816 for the three months ended June 30, 2007 compared to $100,759 for the three months ended June 30, 2006. The decrease in interest income was due to a lower balance of cash invested due to cash consumed in the Ryder acquisition.
The Company realized a loss on disposal of equipment of $710 for the three months ended June 30, 2007 compared to $16,420 for the three months ended June 30, 2006
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consisted primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of June 30, 2007, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax expense for the three months ended June 30, 2007 of $63,466 was due to the pre-tax income of $399,292 realized in the United Kingdom during the three months ended June 30, 2007.
The tax benefit for the three months ended June 30, 2006 of $348 was due to the taxable loss before taxes of $1,158 realized in the United Kingdom during the three months ended June 30, 2006.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, decreased $1,113,680, or 65.8%, to $577,669 as of June 30, 2007 compared to $1,691,349 as of December 31, 2006. The decrease in cash, cash equivalents, and short-term investments during the six months ended June 30, 2007 was predominately related to cash used to make repayments under credit agreements of $1,500,000 off-set by borrowing under the credit agreements of $406,415, an increase in restricted cash of $328,903 and expenditures on property, equipment, and software of $418,108.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-QSB). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the six months ended June 30, 2007 of $1,885,564, $267,626, $(1,181,355) and $197,304, respectively. The Corporate Allocation expense generated an operating loss of $(1,376,720) for the six months ended June 30, 2007. The United States location generated a loss from operations for the six months ended June 30, 2007 of $(1,041,579) which was primarily associated with decreased revenues, expenses associated with the Corporate Allocation, and VoIP segment losses of $(1,181,355). The United Kingdom location generated income from operations for the same period of $833,998.
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
During 2006, the Company entered into the following debt obligations. The Company has available the Revolving Loan with a bank for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account (the “Revolving Loan”). The Revolving Loan expires on December 21, 2009, unless extended. Borrowings under the line of credit bear interest (7.67% at June 30, 2007) at LIBOR plus 2.35% payable monthly. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the Revolving Loan was $3,885,112 at June 30, 2007. Borrowings under the Revolving Loan are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of June 30, 2007, the Company is in compliance with all covenants. The carrying amount of cash and receivables that serve as collateral for borrowings totaled $4,938,188 at June 30, 2007.
The Company entered into a acquisition loan (the “Acquisition Loan”) agreement on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan is secured by a letter of credit from SEB bank in favor of National City Bank, a national banking association (“NCB”). The letter of credit was obtained by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 23, 2007, Fairford owned 61.4% of the Company’s outstanding Common Stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (7.32% at June 30, 2007) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at June 30, 2007.
Provisions under the Revolving Loan and Acquisition Loan require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, the issuance of guarantees and the payment of dividends. For example, subject to certain exceptions, the Company agreed under the Loan Agreement, among other matters, that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock incentive plan on a fully-diluted basis. The Revolving Loan and Acquisition Loan also contain financial covenants which require achievement of certain levels of financial performance (the “Financial Covenants”). The Financial Covenants include achievement of, among other things, certain levels of tangible net worth and earnings before interest, taxes, depreciation and amortization. At June 30, 2007, the Company was in compliance with the applicable covenants contained in the Revolving Loan and Acquisition Loan agreements; however, failure to achieve certain increases in revenue would lead to future covenant defaults.
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
The Company has entered into several Confidential Settlement Agreements relating to Patent Enforcement activities in which the Company received cash and accepted notes for the remaining amounts. The Company has recorded imputed interest ranging from 7.83% to 10.00%. The settlement receivable as of June 30, 2007 amounted to $1,374,239.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $2.2 million and $2.6 million in the six months ended June 30, 2007 and June 30, 2006, respectively (20.0% of revenue for the six months ended June 30, 2007 and 40.3% or revenue for the six months ended June 30, 2006). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. For the six months ended June 30, 2007, the Company experienced a significant decrease in the processing for this customer and anticipates additional decreased processing revenue in the fiscal year ending December 31, 2007. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consisted primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of June 30, 2007, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
The Company’s tax filings are subject periodically to regulatory review and audit. In November 2006, the Internal Revenue Service notified the Company of the disallowance of the deductibility of the write-off of $10.5 million promissory note taken during the 2003 tax year. On August 8, 2007, the Company agreed to a settlement with the

Internal Revenue Service. The settlement resulted in a reduction of the Company’s net operating loss carryforward by $4,945,467 on which the Company had previously recorded a full valuation allowance.
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
Included within selling, general and administrative expense for the three months ended June 30, 2007 and June 30, 2006 was $49,177 and $41,449, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2007 and June 30, 2006 was $84,681 and $53,445, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $224,000, $118,000, $113,000 and $14,000 for the fiscal years ending December 31, 2007, 2008, 2009 and 2010, respectively, of compensation costs for nonvested stock options previously granted to employees. See Item 1. “Financial Statements – Notes to Consolidated Financial Statements – Note 7” in this Quarterly Report on Form 10-QSB for further information regarding the Company’s adoption of SFAS No. 123R.
Related Party Transactions
On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. As of February 16, 2007, prior to the issuance of the Warrant, Fairford owned 61% of the Company’s outstanding Common Stock and Fairford Scandinavia did not own any of the Company’s securities. Mr. Osseiran, the majority holder of the Company’s Class A common stock, both directly and indirectly through Fairford, and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption had no affect on the Company’s financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the

United States (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The Company is reviewing the impact that adopting SFAS 157 will have on its financial statements. SFAS No. 157 is effective for the Company beginning in the 2008 first quarter.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact SFAS 159 will have on its financial statements.

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
None
Item 3 – Defaults Upon Senior Securities.
None
Item 4 – Submission of Matters to a Vote of Security Holders.
None
Item 5 – Other Information.
None
Item 6 – Exhibits.
Exhibit 11.1 Statement re computation of per share earnings, incorporated by reference to Note 5 to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB
Exhibit 31.1-Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2-Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer
Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Birbeck

John Birbeck	Date: August 14, 2007
Chief Executive Officer

/s/ Manfred Hanuschek

Manfred Hanuschek	Date: August 14, 2007
Chief Financial Officer