Form 10QSB
period 2007-09-30
CTI GROUP HOLDINGS INC
filed 2007-11-14
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
As of November 8, 2007, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of November 8, 2007, treasury stock constituted 140,250 shares of Class A common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$254,576	$1,691,349
Restricted cash – short term	4,019,450	—
Trade accounts receivable, less allowance for doubtful accounts of $132,127 and $72,967, respectively	3,383,171	3,484,468
Note and settlement receivable – short term	345,312	172,724
Prepaid expenses	472,821	468,225
Deferred financing costs	130,494	132,345
Other current assets	41,373	65,154
Income tax receivable	8,627	167,357

Total current assets	8,655,824	6,181,622

Restricted cash – long term	—	3,654,172
Long term settlement receivable – net of current portion	967,822	779,672
Property, equipment, and software, net	2,035,288	2,354,615
Deferred financing costs – long term	136,469	264,691
Intangible assets, net	5,467,600	5,996,229
Goodwill	4,881,139	4,922,208
Other assets	76,300	76,300

Total assets	$22,220,442	$24,229,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$993,058	$361,065
Accrued expenses	1,484,430	2,465,565
Accrued wages and other compensation	985,765	693,291
Deferred revenue	1,238,129	1,663,549
Income tax payable	469,129	72,182
Deferred income tax liability	190,463	201,702
Note payable – short term	3,000,000	—

Total current liabilities	8,360,974	5,457,354

Note payable – long term	3,660,111	7,578,698
Lease incentive – long term	235,783	21,470
Deferred revenue – long term	9,525	12,678
Deferred income tax liability – long term	1,502,124	1,529,419

Total liabilities	13,768,517	14,599,619

Commitments and contingencies

Stockholders’ equity

Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at September 30, 2007 and 29,178,271 issued and outstanding at December 31, 2006	291,783	291,783
Additional paid-in capital	25,608,645	25,415,341
Accumulated deficit	(17,301,377)	(15,958,971)
Other comprehensive income – foreign currency translation	45,017	73,880
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	8,451,925	9,629,890

Total liabilities and stockholders’ equity	$22,220,442	$24,229,509

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended
	September 30,
	2007	2006

Revenues:
Software sales, service fee and license fee revenue	$15,604,672	$9,020,894
Patent license fee and enforcement revenues	899,519	522,921

	16,504,191	9,543,815

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	3,843,406	2,668,966
Patent license fee and enforcement cost	1,515,339	763,396
Selling, general and administration	7,216,361	5,123,378
Research and development	3,005,464	1,445,758
Depreciation and amortization	1,645,276	785,800

Loss from operations	(721,655)	(1,243,483)

Other expense / (income)
Interest expense / (income)	295,843	(300,519)
Other expense	35,769	28,369

Total other expense / (income)	331,612	(272,150)

Loss before income taxes	(1,053,267)	(971,333)

Tax expense / (benefit)	289,145	(2,060)

Net loss	(1,342,412)	(969,273)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(28,862)	102,244

Comprehensive loss	$(1,371,274)	$(867,029)

Basic and diluted net loss per common share	$(0.05)	$(0.03)

Basic and diluted weighted average common shares outstanding	29,038,021	28,857,218
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	September 30,
	2007	2006

Revenues:
Software sales, service fee and license fee revenue	$5,348,509	$2,843,696
Patent license fee and enforcement revenues	—	332,248

	5,348,509	3,175,944

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,345,887	730,859
Patent license fee and enforcement cost	824,619	158,885
Selling, general and administration	2,240,455	1,681,580
Research and development	893,918	347,679
Depreciation and amortization	557,704	255,501

Income / (loss) from operations	(514,074)	1,440

Other expense / (income)
Interest expense / (income)	71,097	(100,573)
Other expense	29,002	11,949

Total other expense / (income)	100,099	88,624

Income / (loss) before income taxes	(614,173)	90,064

Tax expense / (benefit)	194,300	(23,086)

Net income / (loss)	(808,473)	113,150

Other comprehensive income / (loss)
Foreign currency translation adjustment	(15,158)	15,437

Comprehensive income / (loss)	$(823,631)	$128,587

Basic and diluted net income / (loss) per common share	$(0.03)	$0.00

Basic weighted average common shares outstanding	29,038,021	29,027,660
Diluted weighted average common shares outstanding	29,038,021	29,300,817
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,342,412)	$(969,273)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Provision for doubtful accounts	42,592	3,907
Deferred income taxes	(117,159)	28,744
Depreciation and amortization	1,645,276	785,800
Recognition of rent incentive benefit	36,712	(97,296)
Recognition of deferred financing fees	130,073	—
Stock option grant expense	133,858	67,252
Loss on disposal of property and equipment	35,769	12,590
Changes in operating assets and liabilities:
Trade receivables	173,286	1,048,445
Note and settlement receivables	(360,738)	(234,593)
Prepaid expenses	1,051	(87,040)
Income taxes	570,260	(163,063)
Other assets	28,014	(1,340)
Accounts payable	585,457	(339,481)
Accrued expenses	(878,156)	(148,878)
Accrued wages and other compensation	231,837	(448,318)
Deferred revenue	(490,151)	(222,749)

Cash provided by / (used in) operating activities	425,569	(765,293)

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(612,782)	(483,712)
Purchases of short-term available for sale securities investments	—	(12,750,000)
Sales of short-term available for sale securities investments	—	13,800,000
Reduction in acquisition cost	40,908	—
Cash received from payment of note receivable on sale of discontinued operations	—	119,000
Proceeds from sale of property and equipment	6,600	—
Increase in restricted cash	(336,229)	—

Cash provided by / (used in) investing activities	(901,503)	685,288

Cash flows provided by / (used in) financing activities:
Exercise of stock options	—	2,520
Borrowings under credit agreements	1,606,415	—
Repayments under credit agreements	(2,525,000)	—

Cash provided by / (used in) financing activities	(918,585)	2,520

Effect of foreign currency exchange rates on cash and cash equivalents	(42,254)	177,383

Increase / (decrease) in cash and cash equivalents	(1,436,773)	99,898

Cash and cash equivalents, beginning of period	1,691,349	1,617,004

Cash and cash equivalents, end of period	254,576	1,716,902

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
In connection with legal proceedings which were initiated by the Company regarding certain Patent Enforcement activity in the United Kingdom, the Company was required to post approximately $1,020,000 of collateral in a restricted cash account. The restricted cash account as of September 30, 2007, was to be utilized for costs associated with a potential unfavorable outcome of such proceedings. In October, 2007, a settlement was reached in connection with the enforcement activity in the United Kingdom and the $1 million restricted cash account was released back to the Company.
The Company has available a revolving loan (the “Revolving Loan”) with a bank for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account. As part of the Revolving Loan agreement, the Company was required to place $3,000,000 of cash into a restricted account as collateral for the Revolving Loan (“Restricted Cash”). The Restricted Cash was recorded as a long-term asset on the Company’s consolidated balance sheets. On November 13, 2007, the Revolving Loan was amended whereby the facility is the lesser of (a) $3,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable. In connection with the amendment to the Revolving Loan, the $3,000,000 of restricted cash was applied to the outstanding amounts under the previous Revolving Loan.
Amortization expense of developed software amounted to $628,163 and $584,650 for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense of developed software amounted to $210,960 and $195,029 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
In connection with the lease entered into by the Company and DH Realty, LLC (the “Landlord”) in October, 2006, the Company received a lease incentive of $200,000 from the Landlord for office improvements (the “Allowance”). During the nine months ended September 30, 2007, the Landlord paid approximately $178,000 of the Allowance for the build out of new office space for the Company. The Company recorded this non-cash transaction by increasing fixed assets and establishing a deferred rent incentive in liabilities. When the deferred rent incentive benefit is recognized by the Company, the benefit will be shown as an adjustment to reconcile net cash in the Company’s Consolidated Statement of Cash Flows.
The Company granted Mr. John Birbeck, the Company’s Chief Executive Officer, options to purchase 340,782 shares of the Company’s Class A common stock in lieu taking his 2006 bonus in cash. The Company recorded a corresponding charge during the nine months ended September 30, 2007 against accrued compensation of $59,446.
During fiscal 2004, the Company entered into a Confidential Settlement Agreement relating to Patent Enforcement activities for $1,200,000 of which the Company received $100,000 of cash and accepted a note which matures on June 30, 2010, for the remaining $1,100,000. The Company placed a reserve on the note when it was received in 2004 due to the uncertain financial position of the company issuing the note. In 2007, the issuer of the note was acquired by a financially stable company and the Company reversed the reserve on the note receivable. The Company recorded the remaining payments at a discount with imputed interest of 10%. The note receivable related to this note as of September 30, 2007 was $474,519.
The Company paid $442,974 and $0 in interest related to the Company’s notes’ payable for the nine months ended September 30, 2007 and 2006, respectively.
The Company paid $14,938 in state income taxes for the six months ended June 30, 2006.
NOTE 3: Long-Term Debt Obligations
During 2006, the Company entered into the debt obligations described below.
Outstanding borrowings under the Revolving Loan bore interest (7.49% at September 30, 2007) at LIBOR plus 2.35% payable monthly. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the Revolving Loan was $4,060,112 at September 30, 2007. The carrying amount of receivables and cash that serve as collateral for borrowings totaled $4,780,005 at September 30, 2007. On November 13, 2007, the Revolving Loan was amended whereby the facility is the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Additionally, effective as of September 30, 2007, the financial covenants were replaced with new financial covenants requiring (a) minimum consolidated funded debt ratio, (b) minimum consolidated net worth, and (c) minimum consolidated debt service coverage ratio. In connection with the amendment to the Revolving Loan, $3,000,000 of the Restricted Cash was applied to and paid down outstanding amounts under the previous Revolving Loan. The amended Revolving Loan line of credit bears interest at the lesser of the bank’s prime rate of interest or LIBOR plus 2.5%. Borrowings under the Revolving Loan are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) agreed to provide a guarantee to cure, fund or provide credit support for any over advance under the line of credit. As of September 30, 2007, Fairford owned 61.4% of the Company’s outstanding Common Stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford.
The Company entered into an acquisition loan (the “Acquisition Loan”) agreement on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (7.14% at September 30, 2007) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at September 30, 2007.
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
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The Company is reviewing the impact that adopting SFAS 157 will have on its financial statements. SFAS No. 157 is effective for the Company beginning in the first quarter of 2008.
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

	For the Three Months Ended		For the Nine Months Ended
	2007	2006	2007	2006
Net income / (loss)	$(808,473)	$113,150	$(1,342,412)	$(969,273)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,027,660	29,038,021	28,857,218
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	273,157	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,300,817	29,038,021	28,857,218

Basic:
Net income / (loss) per share	$(0.03)	$0.00	$(0.05)	$(0.03)

Weighted average common shares outstanding	29,038,021	29,027,660	29,038,021	28,857,218

Diluted:
Net income / (loss) per share	$(0.03)	$0.00	$(0.05)	$(0.03)

Weighted average common and common equivalent shares outstanding	29,038,021	29,300,817	29,038,021	28,857,218

For the three months ended September 30, 2007, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. For the nine months ended September 30, 2007 and 2006, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued assuming exercise of stock options for the three months ended September 30, 2007 would have been 394,932 and for the nine months ended September 30, 2007 and 2006 would have been 324,899 and 223,338, respectively.
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
Pro forma consolidated statement of continuing operations for the three and nine months ended September 30, 2006
Ryder’s historical audited financial statements are presented in British pounds and were prepared in accordance with generally accepted accounting principles in the United Kingdom (“UK GAAP”), which differs in certain respects from GAAP. The Company’s consolidated financial statements were prepared in GAAP and are presented in US dollars. As presented in this pro forma financial information below, Ryder’s financial statements were reconciled to GAAP and were translated from British pounds to US dollars and adjustments have been made to Ryder’s financial information to conform with the Company’s financial information presented under GAAP.
The pro forma financial information is based on historical financial statements. The Company’s fiscal year ends on December 31, while Ryder’s fiscal year ended on April 30. Ryder’s financial information has been adjusted to a December 31 year end.
The results of Ryder included in the pro forma financial information statement of operations for the three and nine months ended September 30, 2006 have been translated into US dollars at the average of the average daily closing rate for each month for the three and nine months January 2006 through September 2006. The rate of exchange used for the translation of British pounds into US dollars for the three and nine months ended September 30, 2006 was 1.8808 and 1.8291 British pounds to one U.S. dollar, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	Actual	Proforma	Actual	Proforma
Revenues	$5,348,509	$5,231,974	$16,504,191	$15,802,076
Income / (loss) from operations	(514,074)	166,140	(721,655)	(770,003)
Income / (loss) before income taxes	(614,173)	39,056	(1,053,267)	(1,037,578)
Net income / (loss)	(808,473)	62,142	(1,342,412)	(940,648)
Income / (loss) per share
Basic and diluted	$(0.03)	$0.02	$(0.05)	$(0.03)

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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. The Company was authorized to issue 4,600,000 shares of Class A common stock under the Plan of which 90,468 were available for grant as of September 30, 2007. At September 30, 2007 there were outstanding options to purchase 60,000 shares of Class A common stock that were granted prior to February 12, 2001 (“Outside Plan Options”), options to purchase 1,675,000 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 2,490,782 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan. At September 30, 2007, options to purchase 2,109,220 shares of Class A common stock were exercisable, which included the Outside Plan Options, options to purchase 1,458,438 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 650,782 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan.

Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, December 31, 2006	1,988,000	$0.21-$0.50	$0.32
Granted	2,240,782	$0.34-$0.35	$0.34
Exercised	—	—	—
Cancelled	(3,000)	$0.21	$0.21

Outstanding, September 30, 2007	4,225,782	$0.21-$0.50	$0.33

The following table summarizes options exercisable at September 30, 2007:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

September 30, 2007	2,109,220	$0.21 - $0.50	$0.33	563,214	7.21 years
The following table summarizes non-vested options:

Option
Shares
December 31, 2006	249,500
Granted	2,240,782
Cancelled	(750)
Vested	(372,970)

September 30, 2007	2,116,562

On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank for a one year period. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. To the extent the Letter of Credit continues to provide the Company with a favorable borrowing interest rate and remains outstanding greater than the one year period ended December 22, 2007, the Company intends to grant an additional Warrant to Fairford to purchase shares of Class A Common Stock, the quantity of which will be dependent on interest rate savings. Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. As of February 16, 2007, prior to the issuance of the Warrant, Fairford owned 61% of the Company’s outstanding Common Stock and Fairford Scandinavia did not own any of the Company’s securities.  Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford.  Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. As of September 30, 2007 the Warrant was outstanding. The Warrant was issued outside of the Stock Incentive Plan and vested immediately upon grant. The expense was related to the Warrant was charged to deferred financing fees since it was related to obtaining the Revolving Loan and the Acquisition Loan.
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
Included within selling, general and administrative expense for the three months ended September 30, 2007 and September 30, 2006 was $49,177 and $13,807, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2007 and September 30, 2006 was $133,858 and $67,252, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of September 30, 2007, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.
NOTE 9: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consist primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. As of September 30, 2007, the Company’s valuation allowance related only to net deferred tax assets in the United States.
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
The tax expense for the nine months ended September 30, 2007 of $301,538 due to the United Kingdom operations was partially off-set by a tax benefit in the United States of $12,393 primarily related to an excise tax credit.
NOTE 11: Segment Information
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has four reportable segments, EIM, Telemanagement, VoIP, and Patent Enforcement.

In 2007, the Company added the fourth segment VoIP and intends to increase resources and focus on the VoIP segment in 2007. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.
Electronic Invoice Management: EIM designs, develops and provides electronic invoice presentment, analysis and payment software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company provided these services primarily through facilities located in Indianapolis, Indiana and Blackburn, United Kingdom.
Telemanagement: Through its operations in the United Kingdom and Indianapolis and the utilization of the ProteusTM products, the Company offers telemanagement software and services for end users to manage their usage of multi-media communications services and equipment.
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
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2007 and 2006 is shown in the following table.

	For Three Months Ended September 30, 2007
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,679,233	$1,651,918	$17,358	$—	$—	$5,348,509
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,085,051	965,046	(47,475)	(824,619)	—	3,178,003
Depreciation and Amortization	494,873	14,878	35,796	5,748	6,409	557,704
Income (loss) from operations	1,165,216	289,150	(597,792)	(830,367)	(540,281)	(514,074)
Long-lived assets	11,890,633	68,948	385,910	1,011,709	207,418	13,564,618

	For Three Months Ended September 30, 2006
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$1,463,484	$1,380,212	—	$332,248	$—	$3,175,944
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,168,095	944,742	—	173,363	—	2,286,200
Depreciation and Amortization	234,940	9,078	—	5,748	5,735	255,501
Income (loss) from operations	451,315	(186,072)	—	167,615	(431,418)	1,440
Long-lived assets	1,811,643	569,553	—	860,072	71,985	3,313,253

	For Nine Months Ended September 30, 2007
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$10,985,505	$4,505,154	$114,013	$899,519	$—	$16,504,191
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	9,147,537	2,690,008	(76,279)	(615,820)	—	11,145,446
Depreciation and Amortization	1,488,212	42,994	80,201	17,243	16,626	1,645,276
Income (loss) from operations	3,050,781	556,775	(1,779,147)	(633,063)	(1,917,001)	(721,655)
Long-lived assets	11,890,633	68,948	385,910	1,011,709	207,418	13,564,618

	For Nine Months Ended September 30, 2006
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$4,917,469	$4,103,425	—	$522,921	$—	$9,543,815
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,811,881	2,540,047	—	(240,475)	—	6,111,453
Depreciation and Amortization	723,130	27,282	—	17,243	18,145	785,800
Income (loss) from operations	1,155,062	(557,389)	—	(257,718)	(1,583,438)	(1,243,483)
Long-lived assets	1,811,643	569,553	—	860,072	71,985	3,313,253

The following table presents net revenues by geographic location.

	For Three Months Ended September 30, 2007
	United	United
	States	Kingdom	Consolidated

Revenues	$1,272,337	$4,076,172	$5,348,509
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	64,930	3,113,073	3,178,003
Depreciation and Amortization	264,692	293,012	557,704
Income / (loss) from operations	(1,441,843)	927,769	(514,074)
Long-lived assets	2,848,475	10,716,143	13,564,618

	For Three Months Ended September 30, 2006
	United	United
	States	Kingdom	Consolidated

Revenues	$1,956,225	$1,219,719	$3,175,944
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,464,261	821,939	2,286,200
Depreciation and Amortization	248,409	7,092	255,501
Income / (loss) from operations	95,076	(93,636)	1,440
Long-lived assets	2,743,700	569,553	3,313,253

	For Nine Months Ended September 30, 2007
	United	United
	States	Kingdom	Consolidated

Revenues	$5,073,426	$11,430,765	$16,504,191
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,408,443	8,737,003	11,145,446
Depreciation and Amortization	796,376	848,900	1,645,276
Income / (loss) from operations	(2,483,421)	1,761,766	(721,655)
Long-lived assets	2,848,475	10,716,143	13,564,618

	For Nine Months Ended September 30, 2006
	United	United
	States	Kingdom	Consolidated

Revenues	$5,805,752	$3,738,063	$9,543,815
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,745,008	2,366,445	6,111,453
Depreciation and Amortization	764,631	21,169	785,800
Loss from operations	(1,204,392)	(39,091)	(1,243,483)
Long-lived assets	2,743,700	569,553	3,313,253

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Overview
The Company is comprised of four business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Patent Enforcement Activities (“Patent Enforcement”) and Hosted Voice and Video over Internet Protocol (“VoIP”). In 2007, the Company intends to increase resources and focus on the VoIP segment in 2007. EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and enforcement revenues.
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations. The VoIP segment is a new segment which the Company believes offers the most growth opportunity; however, there can be no assurances that the Company will be successful in the VoIP market. The Company believes it is able to develop and market its VoIP products with its current resources and will not need to incur incremental costs to support this segment. The Company reported revenue in the EIM segment of $3.7 million and $1.5 million in the three months ended September 30, 2007 and 2006, respectively and $11.0 million and $4.9 million for the nine months ended September 30, 2007 and 2006, respectively. For the Telemanagement segment, the Company recorded revenues of $1.7 million and $1.4 million in the three months ended September 30, 2007 and 2006, respectively, and revenues for the nine months ended September 30, 2007 and 2006 of $4.5 million and $4.1 million, respectively. The Patent Enforcement segment recorded revenue of $0 and $332 thousand in the three months ended September 30, 2007 and September 30, 2006, respectively, and $900 thousand and $523 thousand for the nine months ended September 30, 2007 and September 30, 2006, respectively. The Company acquired new EIM products with the acquisition of Ryder Systems Limited (“Ryder”) on December 22, 2006. The Company believes that the new products will enable the Company to offer a more complete range of EIM products to the international market. Revenue of $17 thousand and $114 thousand was recognized for the VoIP segment in the three and nine months ended September 30, 2007.
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

Due to the profitability and revenue per user (“ARPU”) advantage possible by delivering such managed and hosted service offerings that do not require expensive equipment, providers not only look at acquiring new customers but converting legacy customers onto the NGN platform. The Company believes that this conversion process is significant. Many legacy features and functions are not available on NGN platforms, primarily due to the immaturity of the service delivery model.
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
Financial Condition
In the nine months ended September 30, 2007, the Company experienced a change in its financial condition as a result of a net loss of $1,342,412. The change was primarily attributable to an increase in legal costs relating to patent enforcement, an increase in amortization expense related to the intangible assets recognized due to the Ryder acquisition, and an increase in interest expense due to debt incurred related to the Ryder acquisition. At September 30, 2007, cash and cash equivalents were $254,576 compared to $1,691,349 at December 31, 2006, and such decrease was primarily attributable to cash used in financing activities of $918,585 and cash used in investing activities of $901,503 partially off-set by cash provided by operating activities of $425,569. Cash provided in the nine months ended September 30, 2007 by operating activities amounted to $425,569 which was primarily related to depreciation and amortization of $1,645,276 being added back to the net loss of $1,342,412. Cash utilized in financing activities was primarily related to the principal payment on the loan payable of $918,585. Cash utilized in investing activities of $901,503 related to additions to property, equipment and software of $612,782 and an increase in restricted cash of $336,229. The Company realized a decline in net current assets (current assets less current liabilities) of $429,418 which was primarily attributable to the aforementioned decline in cash and cash equivalents. The Company realized deterioration in stockholders’ equity of $1,177,965 primarily as a result of the net loss reported for the nine months ended September 30, 2007. The Company generates approximately 69% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved by approximately 4.1% in relation to the US dollar in the nine months ended September 30, 2007.
Results of Operations (Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006)
Revenues
Revenues from operations for the nine months ended September 30, 2007 increased $6,960,376, or 72.9%, to $16,504,191 as compared to $9,543,815 for the nine months ended September 30, 2006. The increase in revenue was primarily due to the revenue recognized from the newly acquired EIM segment in the United Kingdom. The EIM segment revenues increase of $6,068,036 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily related to the acquisition of Ryder partially off-set by a reduction in processing of data for existing customers in the United States. Telemanagement segment revenues increased $401,729 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to the strengthening of the UK pound against the US dollar. The Patent Enforcement segment revenues increased $376,598 to $899,519 for the nine months ended September 30, 2007 as compared to $522,921 for the nine months ended September 30, 2006 primarily related to the reversing of a $474,519 reserve on a note received in 2004. The Company does not realize revenues from the Patent Enforcement segment on a consistent basis due to the nature and volatility of the patent enforcement process. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 19.2% of the revenues for the nine months ended September 30, 2007 and 39.9% for the nine months ended September 30, 2006. The decrease in the percentage was primarily the result of the acquisition of UK EIM segment along with a decrease in revenue recognized from this customer. The Company believes that the portion of revenue from this single EIM customer will continue to decline.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2007 increased $1,174,440, or 44.0%, to $3,843,406 as compared to $2,668,966 for the nine months ended September 30, 2006. EIM cost of products and services increased by $732,380 primarily related to the acquisition of UK EIM segment. VoIP cost of products and services increased to $190,292 for the nine months ended September 30, 2007 as compared to $0 for the nine months ended September 30, 2006 due to the 2007 launch of VoIP products. Telemanagement cost of products and services increased $251,768 primarily due to reduced capitalized costs in the United Kingdom combined with the strengthening of the UK pound against the US dollar. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 24.6% of revenue for the nine months ended September 30, 2007 as compared to 29.6% of revenue for the nine months ended September 30, 2006 due to the increased revenue related to the acquired business.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the nine months ended September 30, 2007 increased by $751,943, or 98.5%, to $1,515,339 as compared to $763,396 for the nine months ended September 30, 2006. The increase was primarily due to increased legal expense incurred related primarily to a certain patent enforcement activity in the United Kingdom during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Approximately $365,000 of additional cash was place in a restricted cash escrow account in connection with patent enforcement activities for the nine months ended September 30, 2007. In October 2007, a settlement was reached in connection with the enforcement activity in the United Kingdom and the restricted cash account was released back to the Company.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $2,092,983, or 40.9%, to $7,216,361 compared to $5,123,378 for the nine months ended September 30, 2006. The increase was primarily attributable to increased selling, general and administrative costs related to the UK EIM acquisition.
Research and Development Expense
Research and development expense for the nine months ended September 30, 2007 increased $1,559,706, or 107.9%, to $3,005,464 as compared to $1,445,758 for the nine months ended September 30, 2006. The increase was primarily related to the increase in research and development costs due to the UK EIM acquisition partially off-set by a decrease in expense related to a reduction in development staff costs in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2007 increased $859,476, or 109.4%, to $1,645,276 from $785,800 in the nine months ended September 30, 2006. The increase was primarily associated with amortization expense of $511,384 in the nine months ended September 30, 2007 related to the intangible recorded due to the acquisition of the UK EIM segment and the depreciation expense of the fixed assets acquired in the UK EIM acquisition.
Amortization expense of developed software amounted to $628,163 and $584,650 for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense of developed software relates to cost of sales.
Other Income and Expense
Interest expense increased $521,263, or 100.0%, for the nine months ended September 30, 2007 compared to $0 for the nine months ended September 30, 2006. The increase in interest expense was associated with debt incurred related to the Ryder acquisition.
Interest income decreased $75,099, or 25.0%, to $225,420 for the nine months ended September 30, 2007 compared to

$300,519 for the nine months ended September 30, 2006. The decrease in interest income was due to a lower balance of cash invested due to cash consumed in the UK EIM acquisition.
The Company realized a loss on disposal of equipment of $35,769 for the nine months ended September 30, 2007 compared to $28,369 for the nine months ended September 30, 2006
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consisted primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2007, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax expense for the nine months ended September 30, 2007 of $289,145 was primarily due to the pre-tax income of $1,403,724 realized in the United Kingdom during the nine months ended September 2007.
The tax benefit for the nine months ended September 30, 2006 of $2,060 was due to the pre-tax loss in the United Kingdom during the nine months ended September 30, 2006.
Results of Operations (Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006)
Revenues
Revenues from operations for the three months ended September 30, 2007 increased $2,172,565, or 68.4%, to $5,348,509 as compared to $3,175,944 for the three months ended September 30, 2006. The increase in revenue was primarily due to the revenue recognized from the newly acquired company in the EIM segment, Ryder. The EIM segment revenues increase of $2,215,749 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily related to the acquisition of the UK EIM segment partially off-set by a reduction in processing of data for existing customers in the United States. Telemanagement segment revenues increased $271,706 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The Patent Enforcement segment revenues decreased $332,248 to $0 for the three months ended September 30, 2007 as compared to $332,248 for the three months ended September 30, 2006. The Company does not realize revenues from the Patent Enforcement segment on a consistent basis due to the nature and volatility of the patent enforcement process. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 17.6% of the revenues for the three months ended September 30, 2007 and 39.7% for the three months ended September 30, 2006. The decrease in the percentage was primarily the result of the acquisition of the UK EIM segment along with a decrease in revenue recognized from this customer. The Company believes that the portion of revenue from this single EIM customer will continue to decline.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2007 increased $615,028, or 84.2%, to $1,345,887 as compared to $730,859 for the three months ended September 30, 2006. In the UK, EIM cost of products and services increased by $305,881 related to the acquisition of Ryder partially off-set by a decrease of $7,088 in the US EIM segment. Telemanagement cost of products and services increased by $259,438 which was primarily due to a decrease in personnel costs capitalized and to an increase in the exchange rate of British pounds to U.S. dollars for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. VoIP cost of products and services increased by $64,833 which was primarily due to a the launch of the VoIP products in 2007. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 25.2% of revenue for the three months ended September 30, 2007 as compared to 25.7% of revenue for the three months ended September 30, 2006.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended September 30, 2007 increased by $665,734, or 419.0%, to $824,619 as compared to $158,885 for the three months ended September 30, 2006. The increase was primarily due to increased legal expense incurred related to an increase in patent enforcement activity in the United

Kingdom during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended September 30, 2007 increased $558,875, or 33.2%, to $2,240,455 compared to $1,681,580 for the three months ended September 30, 2006. The increase was primarily attributable to increased selling, general and administrative costs related to the UK EIM segment acquisition.
Research and Development Expense
Research and development expense for the three months ended September 30, 2007 increased $546,239, or 157.1%, to $893,918 as compared to $347,679 for the three months ended September 30, 2006. The increase was primarily related to the increase in research and development costs due to the UK EIM segment acquisition.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2007 increased $302,203, or 118.3%, to $557,704 from $255,501 in the three months ended September 30, 2006. The increase was primarily associated with amortization expense of $172,307 in the three months ended September 30, 2007 related to the intangible recorded due to the acquisition of the UK EIM segment and the depreciation expense of the fixed assets acquired in the UK EIM segment acquisition.
Amortization expense of developed software amounted to $210,960 and $195,029 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense of developed software relates to cost of sales.
Other Income and Expense
Interest expense increased $148,091, or 100.0%, to $148,091 for the three months ended September 30, 2007 compared to $0 for the three months ended September 30, 2006. The increase in interest expense was associated with debt incurred related to the UK EIM acquisition.
Interest income decreased $23,579, or 23.4%, to $76,994 for the three months ended September 30, 2007 compared to $100,573 for the three months ended September 30, 2006. The decrease in interest income was due to a lower balance of cash invested due to cash consumed in the UK EIM acquisition.
The Company realized a loss on disposal of equipment of $29,002 for the three months ended September 30, 2007 compared to $11,949 for the three months ended September 30, 2006
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company provided a valuation allowance against the Company’s net deferred tax assets which consisted primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2007, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The tax expense for the three months ended September 30, 2007 of $194,300 was due to the pre-tax income of $815,823 realized in the United Kingdom during the three months ended September 30, 2007.
The tax benefit for the three months ended September 30, 2006 of $23,086 was due to the taxable loss before taxes of $226,956 realized in the United Kingdom during the three months ended September 30, 2006.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, decreased $1,436,773, or 84.9%, to $254,576 as of September 30, 2007 compared to $1,691,349 as of

December 31, 2006. The decrease in cash, cash equivalents, and short-term investments during the nine months ended September 30, 2007 was predominately related to cash used to make repayments under credit agreements of $2,525,000 off-set by borrowing under the credit agreements of $1,606,415, an increase in restricted cash of $336,229 and expenditures on property, equipment, and software of $612,782.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-QSB). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the nine months ended September 30, 2007 of $3,050,781, $556,775, $(1,779,147) and $(633,063), respectively. The Corporate Allocation expense generated an operating loss of $(1,917,001) for the nine months ended September 30, 2007. The United States location generated a loss from operations for the nine months ended September 30, 2007 of $(2,483,421) which was primarily associated with decreased revenues, expenses associated with the Corporate Allocation, and VoIP and Patent Enforcement segments losses of $(1,779,147) and (633,063), respectively. The United Kingdom location generated income from operations for the same period of $1,761,766.
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
During 2006, the Company entered into the following debt obligations. The Company had available the Revolving Loan with a bank for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account (the “Revolving Loan”). The Revolving Loan would have expired on December 22, 2009. Borrowings under the line of credit bore interest (7.49% at September 30, 2007) at LIBOR plus 2.35% payable monthly. All borrowings were collateralized by substantially all assets of the Company. The outstanding balance on the Revolving Loan was $4,060,112 at September 30, 2007. Borrowings under the Revolving Loan were subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. The carrying amount of cash and receivables that served as collateral for borrowings totaled $4,780,005 at September 30, 2007. On November 13, 2007, the Revolving Loan was amended whereby the facility is the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. In connection with the amendment to the Revolving Loan, $3,000,000 of the Restricted Cash was applied to and paid down outstanding amounts under the previous Revolving Loan. The expiration date of the amended Revolving Loan agreement is December 30, 2010. Due to the November 13, 2007 payment of the $3,000,000 of restricted cash to the Revolving Loan, the Company placed $3,000,000 into restricted cash – short term and $3,000,000 to note payable — short term debt on the Company’s September 30, 2007 balance sheet. The amended Revolving Loan line of credit bears interest at the lesser of the bank’s prime rate of interest or LIBOR plus 2.5%. Borrowings under the amended Revolving Loan are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) agreed to provide a guarantee to cure, fund or provide credit support for any over advance under the line of credit. As of September 30, 2007, Fairford owned 61.4% of the Company’s outstanding Common Stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
The Company entered into a acquisition loan (the “Acquisition Loan”) agreement on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan is secured by a letter of credit from SEB bank in favor of National City Bank, a national banking association (“NCB”). The letter of credit was obtained by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 23, 2007, Fairford owned 61.4% of the Company’s outstanding Common Stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (7.14% at September 30, 2007) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at September 30, 2007.

Provisions under the previous Revolving Loan and Acquisition Loan require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, the issuance of guarantees and the payment of dividends. For example, subject to certain exceptions, the Company agreed under the Loan Agreement, among other matters, that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock incentive plan on a fully-diluted basis. The previous Revolving Loan and Acquisition Loan also contain financial covenants which require achievement of certain levels of financial performance (the “Financial Covenants”). The Financial Covenants include achievement of, among other things, certain levels of tangible net worth and earnings before interest, taxes, depreciation and amortization. Effective September 30, 2007, the Revolving Loan was amended to change the financial covenants. As of September 30, 2007, the Company was in compliance with the applicable covenants contained in the amended Revolving Loan and Acquisition Loan agreements; however, failure to achieve certain increases in revenue would lead to future covenant defaults.
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
The Company has entered into several Confidential Settlement Agreements relating to Patent Enforcement activities in which the Company received cash and accepted notes for the remaining amounts. The Company has recorded imputed interest ranging from 7.83% to 10.00%. The settlement receivable as of September 30, 2007 amounted to $1,313,134.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $3.2 million and $3.8 million in the nine months ended September 30, 2007 and September 30, 2006, respectively (19.2% of revenue for the nine months ended September 30, 2007 and 39.9% or revenue for the nine months ended September 30, 2006). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. For the nine months ended September 30, 2007, the Company experienced a significant decrease in the processing for this customer and anticipates additional decreased processing revenue in the fiscal year ending December 31, 2007. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2003, the Company had provided a valuation allowance against the Company’s net deferred tax assets which consisted primarily of the Company’s net operating loss carryforwards in the United States and the United Kingdom. In 2004, after continued quarterly profitability from operations in the United Kingdom, the Company believed that the deferred tax assets related to the

United Kingdom operations would be realized; as a result, the corresponding valuation allowance was eliminated in the fourth quarter of 2004 and a tax benefit recorded. As of September 30, 2007, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
Revenue Recognition and Accounts Receivable Reserves.   The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements, Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectability is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.
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
Included within selling, general and administrative expense for the three months ended September 30, 2007 and September 30, 2006 was $49,177 and $13,807, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2007 and September 30, 2006 was $133,858 and $67,252, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
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
BT Group PLC
The Company has previously disclosed in its annual report on Form 10-KSB for the fiscal year ended December 31, 2006 that it is a plaintiff in a lawsuit filed against BT Group PLC for infringement of European Patent (UK) No. EP 0541535 B1 in connection with the Billing Analyst product used by BT Group PLC. The lawsuit was filed on October 6, 2004 in the Patents County Court in London, UK. The Company sought the payment of damages and costs, an injunction and destruction of infringing articles. On October 3, 2007, the Company entered into a settlement agreement with BT Group PLC.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3 – Defaults Upon Senior Securities.
None
Item 4 – Submission of Matters to a Vote of Security Holders.
None
Item 5 – Other Information.
On November 13, 2007, the Revolving Loan was amended. The amendment changes the amount available to the Company. The amount available is lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Additionally, effective as of September 30, 2007, the financial covenants were replaced with new financial covenants requiring (a) minimum consolidated funded debt ratio, (b) minimum consolidated net worth, and (c) minimum consolidated debt service coverage ratio.  In connection with the amendment to the Revolving Loan, $3,000,000 of the Restricted Cash was applied to and paid down outstanding amounts under the previous Revolving Loan. The amended Revolving Loan line of credit bears interest at the lesser of the bank’s prime rate of interest or LIBOR plus 2.5%. Borrowings under the Revolving Loan are subject to certain amended financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items.
Item 6 – Exhibits.

Exhibit 4.1	First Modification of Loan Documents dated November 13, 2007, by and between CTI Group (Holdings) Inc. and National City Bank

Exhibit 4.2	First Amended and Restated Revolving Line of Credit Promissory Note dated November 13, 2007, by and between CTI Group (Holdings) Inc. and National City Bank

Exhibit 10.1	Reaffirmation of Guaranty dated November 13, 2007, by and between the subsidiaries of CTI Group (Holdings) Inc. and National City Bank

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 5 to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

Exhibit 31.1-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2-	Section 1350 Certification of the Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Birbeck

John Birbeck	Date: November 14, 2007
Chief Executive Officer

/s/ Manfred Hanuschek

Manfred Hanuschek	Date: November 14, 2007
Chief Financial Officer