Form 10KSB
period 2007-12-31
CTI GROUP HOLDINGS INC
filed 2008-03-28
CIK 355627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-10560

CTI Group (Holdings) Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0308583 (I.R.S. Employer Identification No.)

333 North Alabama St., Suite 240
Indianapolis, IN	46204
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number:
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
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The issuer’s revenues for its most recent fiscal year were $21,344,922.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on the closing price of Class A common stock as of March 12, 2008 was $1,918,296.
     As of March 12, 2008, the number of shares of Class A common stock outstanding was 29,178,271. As of March 12, 2008, treasury stock included 140,250 shares of Class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required to be in Part III of this Annual Report on Form 10-KSB, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement, in connection with its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CTI GROUP (HOLDINGS) INC.
FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Annual Report to carefully consider the risk factors stated elsewhere in this document, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: ability to successfully integrate the operations of, and to realize benefits from, the acquisition of Ryder Systems Limited (now known as CTI Billing Solutions, Ltd.) , ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, ability to obtain settlements in connection with its patent enforcement activities. The Company disclaims any intent or obligations to update forward-looking statements contained in the Annual Report.

PART I
Item 1. Description of Business
Background
CTI Group (Holdings) Inc. and subsidiaries (the “Company” or “CTI”) design, develop, market and support intelligent electronic invoice processing, enterprise communications management software and services solutions, and carrier class voice over internet protocol management applications.
The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware in 1988, pursuant to a merger into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.
On December 22, 2006, the Company entered into a Share Transfer Agreement (the “Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, the Company acquired all of the issued and outstanding shares of capital stock of Ryder Systems Limited (now known as “CTI Billing Solutions Limited”), a privately held software development company registered in England, for a purchase price of £5.6 million, which was equal to approximately $11.0 million as of December 22, 2006. The assets of CTI Billing Solutions Limited consist primarily of goodwill, intangible assets, cash and accounts receivable. The Company financed the acquisition of CTI Billing Solutions Limited through a combination of cash from working capital, the acquisition loan and the revolving loan, each as discussed in Part II Item 6. Management’s Discussion and Analysis or Plan of Operation of this Form 10-KSB.
The Company believes the acquisition of CTI Billing Solutions Limited. provides for: a growing recurring revenue stream with leading international telecommunication service providers, proprietary technology and development base which provides for a rich functionality of solutions to supplement the Company’s capabilities to pre-empt technological market developments, increased ability to take advantage of new growth opportunities through access of new sales networks and channels, and enhanced ability to cross-sell existing products, services and solutions in other markets.
Revenue for CTI Billing Solutions Limited for the year ended December 31, 2007 was $9 million compared to unaudited proforma revenues of $9 million and $6.6 million for the years ended December 31, 2006 and 2005, respectively. There can be no assurance that the Company will be successful in the integration of CTI Billing Solutions Limited or that CTI Billing Solutions Limited revenues will continue to grow. See “Risk Factors” on page 15 and 16 regarding the acquisition of Ryder Systems Limited.
Markets, Products, and Services
The Company is comprised of four business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Hosted Voice Over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents. CTI Billing Solutions Limited’s products were included in the EIM segment. In 2006, the Company embarked on the development of VoIP management applications which were incorporated in the EIM segment until 2007 when VoIP was broken out into it own segment.

Electronic Invoice Management
EIM designs, develops and provides electronic invoice presentment, analysis and payment software that enables Internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers’ operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company has historically marketed its EIM products and services in North America directly to telecommunication service providers who then market and distribute the product to their enterprise customers, which consist primarily of businesses, government agencies and institutions. With the acquisition of CTI Billing Solutions Limited, the Company now actively markets EIM products and services in both North America and Europe.
EIM Market
General. The telecommunications industry, as it relates to the EIM market segment, is comprised of those service providers who sell, resell, wholesale, or otherwise supply voice, data, video and other content delivery methods to consumers, businesses, government agencies and other end-users. Such providers perform a broad range of services including, but not necessarily limited to:
•	wireline and long distance;

•	wireless telephony and data;

•	messaging and paging;

•	IP telephony, video, and data;

•	DSL/cable/broadband services; and

•	satellite telephony and data.
Providers of these services are typically carriers who fall into regulatory categories that include:
•	regional bell operating companies (“RBOC“s);

•	independent local exchange carriers;

•	competitive access providers;

•	competitive local exchange carriers;

•	interexchange carriers;

•	wireless carriers;

•	satellite service providers;

•	IP and data services providers; and

•	cable/broadband service providers.
Competition and integration continue to reshape the communications industry. Continued downward pressure on prices is driven by strong competition, the increasing replacement of wireline services with wireless alternatives, the introduction of new technologies based on internet protocol (“IP”) including VoIP, video, and merger and acquisition activities of key service providers. As a result of such pricing pressures, the Company has been required to reduce its pricing and achieve product revenue growth through increased volume sales or processing of call detail records.
The industry dynamics noted above are expected to present opportunities for the Company’s software and service offerings. As service provider margins decline, the Company believes that it continues to deliver a value message that demonstrates how its EIM and Telemanagement solutions create competitive differentiation, stronger customer relationships, enhanced lifetime value and increased operational efficiencies.
The following market drivers are consistent across the telecommunications industry segments targeted by the Company. Each of these drivers is expected to positively impact the Company’s growth strategies and the Company’s strategic business positioning. The following trends are concurrent and are predicted to enhance the growing demand for the enhanced invoice delivery, processing and payment capabilities provided by the Company’s SmartBill® product suite.

Convergence and Complexity. The nature, size, needs and complexity of the telecommunications industry continue to change. Consolidation and service expansion continue to narrow the playing field in the Tier 1 service provider segment that includes Verizon Communications, Inc., Sprint Corp/Nextel Communications, Inc. and AT&T Inc. Opportunity exists within the Tier 1 segment but is not the primary focus of the Company. Broad opportunities exist in the smaller Tier 2, 3 and 4 market segments that include the regional, niche, and smaller markets. Expanded/bundled service offerings (local and long distance, voice and data, wireline and wireless, broadband DSL and cable-based access) are valued by end customers but add significant complexity to the customer/provider relationship. The industry has evolved around the Integrated Communications Provider (“ICP”) model. Many service providers are achieving or have developed their ICP model via acquisition and third-party resale. The Company’s EIM and Telemanagement software and services enable the ICPs to deliver a viable, integrated and converged experience to their customers — even if the providers’ internal systems and infrastructure may not yet support such integration.
Customer Relationship Management. The Internet continues to redefine the relationship between service providers and their customers. The industry has invested significant capital in an attempt to streamline its interaction with customers and prospects alike. Service providers and industry analysts view web-enabled customer self-care as the key to reducing costs by transitioning many service and support functions directly to customers. A provider who successfully migrates customer support functions onto the Web and into the hands of the customer consistently drives down costs, drives up profits and increases customer satisfaction by enabling the customer to save time, enhance convenience, and create the customer’s own “personalized” user experience. Adoption and use of the tools extended by service providers has been disappointing. By delivering a compelling process and cost advantage to enterprise customers, the Company believes it can drive adoption and improve the return on investment for service providers.
Customer Ownership. Managing the life cycle and maximizing the return from, and retention of, customers are increasingly recognized to be more important than to simply focus on acquiring more customers. In an industry experiencing increased acquisition costs, accelerating customer turnover, and declining margins, it is vital to focus on retention and revenue per customer. Service providers are seeking options enabling competitive differentiation in service delivery, product bundling and customer self-care. The Company’s electronic invoice presentment and payment platform strengthens the service provider’s competitive position while optimizing key operational costs involving customer care and paper billing fulfillment.
Outsource/Service Bureau. The providers in the telecommunications industry today are demonstrating increasing interest in establishing third party relationships that add value to their product portfolio while allowing the provider to focus on its core competencies. The outsourcing/Application Service Provider (“ASP”) delivery model represents an alternative to the risks and costs associated with rapidly changing technologies. Service providers are migrating from in-house development to packaged vendor solutions. At no time in their history has competition been so prevalent and the need to extend service portfolios so important. Companies are seeking rapid systems acquisition and implementation from outside parties.
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
Analysis. The Company obtained Analysis through the CTI Billing Solutions Limited acquisition. Analysis, which was considered CTI Billing Solutions Limited’s flagship product, is an electronic bill presentment and analysis tool. Analysis is currently sold via distributor relationships established with wireless telecommunications providers who offer the products as value-added elements of their service offerings to business customers. Under its agreements with its distributors, the Company is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors’ end user customers.
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
SmartBill® Connect is an Internet-based software solution delivered by the Company under its historic ASP business/service delivery model offering service providers a full range of Electronic-Care (“E-Care”) capabilities that can strengthen and build on existing investments in technology — preserving the full functionality of current systems — while allowing them to service and support future customer growth. The solution offers an opportunity for customers to interactively perform reporting, analysis, cost allocation, approval and, optionally, electronic-payment of their communications invoice. SmartBill® Connect empowers business customers with a tool providing 360° Visibility into communications expenditures, increased control of cost and usage information and optimization of the business processes involved in receipt, verification, approval and payment of their recurring operational expenses. The Company believes that improving the flow and control of these important business processes will promote adoption of self-care among business customers of wireline telecommunication service providers, increase customer satisfaction and retention while lowering customer service costs.

Analysis Online, acquired through the CTI Billing Solutions Limited acquisition, is an Internet-based software solution delivered by the Company under its historic ASP business/service delivery model offering service providers a full range of E-Care capabilities that can strengthen and build on existing investments in technology — preserving the full functionality of current systems — while allowing them to service and support future customer growth. Analysis Online was obtained through the CTI Billing Solutions Limited acquisition. The solution offers an opportunity to customers to interactively perform reporting, analysis, cost allocation, approval and, optionally, electronic-payment of their communications invoice. Analysis Online empowers business customers with a tool providing 360° Visibility into communications expenditures, increased control of cost and usage information and optimization of the business processes involved in receipt, verification, approval and payment of their recurring operational expenses. The Company believes that improving the flow and control of these important business processes will promote adoption of self-care among business customers of wireless telecommunication service providers, increase customer satisfaction and retention while lowering customer service costs.
Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create strong and lasting relationships. CTI’s relationship with its largest customers has spanned more than a decade. For the years ended December 31, 2007 and 2006, the Company had sales to a single customer aggregating $4,220,835 (20% of revenues) and $5,020,637 (39% of revenues), respectively. Such customer represents 21% and 41% of software sales, service fee and license fee revenues for the years ended December 31, 2007 and 2006, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The decline in revenue from this customer relates to the cancellation by the customer of several accounts that were under the service minimums. The contract with this customer was renewed in March 2008. The loss of this customer would have a substantial negative impact on the Company’s operations and financial condition. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to alleviate production cessation.
SplitBill and Dynamic Reports
SplitBill, which was acquired with the CTI Billing Solutions Limited acquisition, serves organizations that leverage mobility services. These organizations typically find that their services are being used for a variety of commercial and non-commercial purposes. For example, an employee’s cellular phone may be used to make personal calls. Service providers benefit from personal usage of commercial services by recognizing an increase in average revenue per user (“ARPU”). The service provider’s customer, however, needs to be able to recover the personal expenditures on such services, appropriately manage the tax consequences, and accomplish this without incurring an increase in overhead and administration costs. The tax consequences of personal usage of commercial services is most apparent in the United Kingdom, where enterprises are statutorily required to disclose personal usage and receive tax benefits only for commercial usage.
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
Service providers distribute SplitBill to organizations that need to recover personal expenditures related to commercial communications services. SplitBill increases the ARPU of the provider in three ways. First, the product ensures that all communications usage, regardless of the personal nature of such usage, passes over the provider’s network, therefore increasing the service provider’s revenues and profitability. Second, the provider experiences reduced customer loss. By enabling enterprise end-users to leverage services for commercial and non-commercial purposes, the service is further entrenched into the organization. Finally, the product solves a key financial challenge for enterprise customers, delivering sustainable value, leading to an increase in revenue by the service provider.
Dynamic Reports was acquired with the CTI Billing Solutions Limited acquisition and is a low-cost, analysis solution targeting small businesses and consumers. Dynamic Reports is delivered each billing period by email directly to the customer and provides a selection of reports that gives a comprehensive understanding of phone usage at a glance. Interactive functionality is an option with Dynamic Reports and allows users to select and change key usage reports and individual handsets to monitor activity from the homepage.
Customers. SplitBill customers are primarily Tier 1 and Tier 2 wireless telecommunication service providers. Dynamic Reports was released in 2006 and has yet to build a significant customer base.
Hosted Voice Over Internet Protocol
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
The Company’s VoIP applications are intended to eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. The Company primarily markets two applications, emPulse and SmartRecord® IP. These applications enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers can purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications intended to enable service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical.
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
Service providers can distribute these products to their managed and hosted service customers by either directly reselling the product or by integrating it into an existing service bundle, increasing the value and price of the overall bundle offering. The Company believes that the overall VoIP telephony market will grow to approximately $6 billion by 2010.

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
Telemanagement Market, Products and Services
The Company’s primary Telemanagement products and services are comprised of Proteus® Office, Proteus® Trader, Proteus® Enterprise, and Proteus® Service Bureau (collectively, “Proteus®”). Telemanagement products are used by companies, institutions and government agencies for fiscal or legal purposes to track communications activity and to control costs associated with operating communications networks. Proteus® is a user friendly, Microsoft Windows® based product. Proteus® performs functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling and usage patterns, toll fraud detection, directory services and integration with other private branch exchange (“PBX”) peripheral products. Proteus® also integrates Internet, e-mail and mobile data analysis and reporting with its traditional voice capabilities. The Company’s Telemanagement products and services have been developed, and historically marketed, primarily in Europe. Telemanagement product sales are made through direct and distributor sales channels.
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
Patent Enforcement Activities
CTI owns two patents which cover a method and process to prepare, display, and analyze usage and cost information for services including, but not limited to, telecommunications, financial card services, and utilities (e.g., electricity, oil, gas, water). The patents expire in 2011. The information can be provided to a user in an advantageous format that allows the user to quickly and easily retrieve, display, and analyze the information. The systems covered by these patents enable customer data to be sorted and processed in a manner so that the customer’s generation of reports is much faster than using a non-patented method. This patented technology is incorporated in the Company’s SmartBill® product. Other companies have developed programs to replicate this patented process that the Company believes violate its patents.
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
The Company has historically undertaken numerous enforcement activities, in which it has been successful in certain instances in enforcing its patents. As a matter of course, the defense of an outstanding lawsuit attacks the validity of the patents. The Company does not anticipate that such attack will be successful but the results of litigation are difficult to predict. There can be no assurance that the Company will continue to be successful in enforcing its patents in the future or potentially be defeated in its enforcement activities, which could then jeopardize the successful future enforcement activities. Since patent enforcement activities require significant outlay for professional legal costs, the Company anticipates it will undertake future enforcement activities under contingency arrangements with legal counsel. Except for legal out of pocket expenses, legal professional fees are typically payable upon successful recoveries. See Part I — Item 3. “Legal Proceedings.”
Employees
As of December 31, 2007, CTI employed 125 people on a full-time basis and 4 on a part-time basis: 44 full-time employees were located in the United States and 81 full-time employees were located in the United Kingdom. The 4 part-time employees were located in the United Kingdom. None of the Company’s employees are represented by a labor union. The Company believes it maintains a good relationship with its workforce.
Intellectual Property
Patents. See “Patent Enforcement Activities” above.
Trademarks. The Company maintains registered trademarks. The main registered trademarks relate to its main billing product SmartBill®, its Telemanagement product Proteus®, SmartRecord® and the CTI name.

Technology, Research & Development
The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2007, research and development expenditures amounted to approximately $4,343,606 which included approximately $500,000 in capitalized software development costs which were primarily related to next generation releases of SmartRecord® IP and emPulse. In 2006, research and development expenditures amounted to approximately $2,206,793 which included approximately $500,000 in capitalized software development costs which were primarily related to next generation releases of Proteus®.
Governmental Regulations
CTI does not believe that compliance with federal, state, local or foreign laws or regulations, has a material effect on its capital expenditures, operating results or competitive position, or that it will be required to make any material capital expenditures in connection with governmental laws and regulations. The Company is not subject to industry specific laws or regulations.
Competition
CTI competes with a number of companies that provide products and services that serve the same function as products and services provided by CTI.
EIM. The delivery of multiple telecommunications services from a single provider requires the service provider to present a single and comprehensive view of all of its services to the end customer. Prior to the release of SmartBill® Connect, the Company’s value message to the service provider focused on supporting the provider’s enterprise customers who had complex service mixes and difficult to manage billing hierarchies. As such, the Company competed in a very narrowly defined niche. The Company found itself competing against Electronic Bill Presentment and Payment providers whose web-based solutions were positioned as a single solution that could support large users while delivering presentment and payment to the entire spectrum of end customers. With SmartBill® Connect, the Company maintains its previous functional capabilities while now being able to scale functionality and deliver Internet-based presentment and payment to the smallest of users. The Company believes that it is now able to compete directly with providers of Electronic Billing Analysis and with providers of Electronic Bill Presentment and Payment solutions. This combination positions the Company as a provider of Electronic Invoice Management that delivers content-and-capability bundles that are defined differently for different market segments.
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
VoIP. The Company’s VoIP segment operates in an emerging and highly fragmented market. There are many competitors which may be better capitalized than the Company. The Company’s primary competitors of SmartRecord® IP include Telrex and Orecx. emPulse competes against hosted call center applications such as CosmoCom and Contactual, Inc. When competing against these providers, CTI differentiates itself through both technical advantages and pricing strategies.
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
We suffered net losses of approximately $1.5 million and $1.1 million in fiscal years 2007 and 2006, respectively. While we recorded net income in 2005 and 2004, our December 31, 2007 accumulated deficit has increased to approximately $17.5 million at December 31, 2007. Although we have developed a business plan and implemented a number of programs, including the discontinuance of unprofitable product lines, there can be no assurance that our business plan adequately addresses the circumstances and situations which, resulted in losses. If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.
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
These restrictions may limit our ability to obtain future financing, make capital expenditures or otherwise take advantage of business opportunities that may arise from time to time. Our ability to meet the financial covenants can be affected by events beyond our control, such as general economic conditions. As of December 31, 2007, we were in compliance with all the covenants of the Acquisition Loan and the Revolving Loan.
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
The acquisition of Ryder Systems Limited (now known as “CTI Billing Solutions Limited”) may result in unforeseen liabilities which could adversely affect our business financial condition and results of operations.
In December 2006, we acquired the stock of CTI Billing Solutions Limited. With the stock acquisition, we assume all liabilities, both known and unknown, of CTI Billing Solutions Limited. Although we undertook significant due diligence, we may be subject to unforeseen obligations or liabilities.
We may be required to record impairments on our intangible assets and goodwill which could have an adverse material impact on our financial condition and results of operations.
We recorded intangible assets of approximately $6.0 million and goodwill of approximately $4.9 million related to the CTI Billing Solutions Limited acquisition. We will continuously assess the value of the intangibles; however, there can be no assurances that there will not be an impairment on the value of such intangibles in the future. If these assets become impaired, such assets will be expensed in the periods they become impaired which could have a material adverse impact on our financial condition and results of operations.
Since we derive a substantial percentage of our revenue from contracts with a few customers, the loss of one or all of these customers could have a negative impact on our financial condition and results of operations.
We derive a substantial portion of our revenues from a few customers. A single customer generated approximately $4.2 million (20% of total revenue) in revenues in fiscal 2007 and $5.0 million (39% of total revenue) in fiscal 2006. Although that customer’s contract now includes an automatic annual renewal provision effective each March, it does contain a 120-day prior notification termination clause. The contract was automatically renewed in March 2008. The loss of that customer would have a substantial negative impact on our financial condition and results of operations.
We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations.
We invest significant resources in the research and development of new and enhanced software products and services. We incurred research and development expenses of approximately $3.8 million and $1.7 million during 2007 and 2006, respectively. In addition, we incurred and capitalized approximately $0.5 million and $0.5 million in internal software development costs which were primarily related to next generation releases of emPulse and SmartRecord® IP. The net book value of capitalized software amounted to approximately $0.9 million at December 31, 2007. We cannot assure you that we will be successful in our efforts selling new software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.
The telecommunications billing services industry is subject to continually evolving industry standards and rapid technological changes to which we may not be able to respond which, in turn, could have a negative impact on our financial condition and results of operations.
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
We intend further to refine, enhance and develop some of our existing software and billing systems and to change all of our billing and accounts receivable management services operations over to the most proven software systems and technology to reduce the number of systems and technologies that must be maintained and supported. There can be no assurance that:
•	we will be successful in refining, enhancing and developing our software and billing systems in the future;

•	the costs associated with refining, enhancing and developing these software products and billing systems will not increase significantly in future periods;

•	we will be able to successfully migrate our billing and accounts receivable management services operations to the most proven software systems and technology;

•	our existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace or

•	competitors will develop enhanced software and billing systems before us.

If any of the foregoing events occur, this could have a negative impact on our financial condition and results of operations.
We may not be able to compete successfully, which would have a negative impact on our financial condition and results of operations.
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
We may be unable to protect our patented technology and enforce our intellectual property rights, which will have a negative impact on our financial condition and results of operations.
We own two patents used in our SmartBill® product which is a product in our EIM segment representing 24% of our total revenues in fiscal 2007, which cover a method and process to prepare, display, and analyze usage and cost information for services such as, but not limited to, telecommunications, financial card services, and utilities. Other companies have developed programs which replicate the patented technology and which we believe violates our patents. Although we have undertaken enforcement activities, including litigation, to protect or enforce our patents, we cannot assure you that the steps taken to protect the patented process will always be successful. Our failure to enforce our intellectual property rights could have a negative impact on our financial condition and results of operations. The patents expire in 2011.
Our business may suffer as a result of the settlement of outstanding patent claims.
We have written letters and filed lawsuits claiming the possible infringement of our patents. We entered into various settlements in prior actions and we may negotiate additional settlements in the future. Those settlements provided substantial cash payments to us and, in return, we waived our claims for past patent violations and granted in certain instances one time purchase of ongoing licenses to use the technology to the parties involved in those actions. See Part I — Item 3. “Legal Proceedings.” Although we strive to arrange for continued licensing revenue stream in the case of potential infringers, we may not be successful in negotiating such licensing agreements. Since those parties are our potential customers, the effect of granting one time purchase of ongoing licenses as well as the fact that we brought legal claims against those parties could reduce our ability to find new customers for our products which could have a negative impact on our financial condition and results of operations.
We are subject to many risks associated with doing business outside the United States which could have a negative impact on our financial condition and results of operations.
With the acquisition of CTI Billing Solutions Limited, the majority of our operations will be conducted in the United Kingdom. We face many risks in connection with our operations outside the United States, including, but not limited to:
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management’s report on internal control over financial reporting and, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2008, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We have completed our compliance for management’s report on internal control over financial reporting and implemented a plan for compliance with the accounting firm’s attestation report requirements of Section 404. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish and maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.
Control of our stock is concentrated among our directors and executive officers and their respective affiliates who can exercise significant influence over all matters requiring stockholder approval.
As of March 12, 2008, our directors and executive officers and their respective affiliates beneficially owned 74.5% of the outstanding Class A common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of us.
We are subject to the penny stock rules which may adversely affect trading in our Class A common stock.
On March 12, 2008, the closing price of our Class A common stock was $0.24. Our Class A common stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Class A common stock, decrease liquidity of our Class A common stock and increase transaction costs for sales and purchases of our Class A common stock as compared to other securities.

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
Item 2. Description of Property
Rent and lease expense was $646,443 and $360,765 for the years ended December 31, 2007 and 2006, respectively. The Company leases 15,931 square feet of office space in Indianapolis for an average of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 3,485 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $87,000 per annum. The London lease expires in December 2013; however, it can be cancelled without penalty with a six month advance notice. The Company leases 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $145,000. The Blackburn lease expires December 2008. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.
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
In May 2005, an anonymous request for reexamination of the Company’s U. S. Patent No. 5,287,270 was filed with the U.S. Patent Office (USPTO). The Company suspects that such request was filed as a tactical matter from one or more of the aforementioned defendants. The Company believes that the request for reexamination is without merit. In May of 2006, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate. Subsequent to that time, the Company has submitted numerous additional documents for consideration by the USPTO, the last such filing being in July 2007. The Company is unable to determine the outcome or ramifications of the reexamination at this time.
On May 13, 2005, Qwest Corporation, Qwest International and Qwest Communications Corporation filed a motion to stay the litigation in the United States District Court for the Southern District of Indiana, which was denied by the Court. On July 20, 2005, the foregoing Qwest entities filed a renewed motion for stay, which was denied by the Court.
On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, Defendants Convergys Corp. and the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Discovery is proceeding and the court has set a trial date in March 2009.
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
Cincinnati Bell, Inc.
The Company filed a lawsuit for patent infringement of the Company’s patents under 35 U.S.C. §271 et seq. against Cincinnati Bell, Inc. in the United States District Court for the Southern District of Ohio on December 19, 2005. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270. On June 20, 2007, the Company entered into a settlement agreement with Cincinnati Bell, Inc.
General
The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business that are unrelated to Patent Enforcement. These claims or administrative proceedings, even if not meritorious, could result in the expenditure of significant financial and management resources.
Item 4. Submission of Matters to a Vote of Security Holders
None

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The shares of the Company’s Class A common stock, $0.01 par value per share, are quoted on the OTC Bulletin Board (Symbol “CTIG”). The table below sets forth for the indicated periods the high and low bid price ranges for the Company’s Class A common stock as reported by the OTC Bulletin Board. These prices represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.
Quarterly Class A Common Stock Price Ranges

	2007		2006
	High	Low	High	Low

1st Quarter	$0.42	$0.24	$0.33	$0.23
2nd Quarter	$0.47	$0.34	$0.39	$0.30
3rd Quarter	$0.40	$0.26	$0.45	$0.30
4th Quarter	$0.34	$0.22	$0.32	$0.22
At March 12, 2008, the closing price for a share of Class A common stock was $0.24.
At March 12, 2008, the number of stockholders of record of the Company’s Class A common stock was 466.
No dividends were paid on the Company’s Class A or Class B common stock in the fiscal years ended December 31, 2007 and 2006. The Company’s covenants under the Acquisition Loan and the Revolving Loan restrict the Company’s ability to pay dividends.
For the information regarding the Company’s equity compensation plans, see Part III, Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Recent Sales of Unregistered Securities
On February 16, 2007, the Company and Fairford Holdings Scandinavia AB (“Fairford Scandinavia”) entered into a Securities Purchase Agreement (the “Agreement”). Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain an acquisition loan at a favorable cash-backed interest rate which enabled the Company to acquire Ryder Systems, Ltd. on December 22, 2006. Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. The Warrant was immediately exercisable upon grant. The Warrant does provide for a cashless exercise unless the Company’s average closing price of the Class A common stock does not exceed the exercise price of the Warrant. Fairford Scandinavia is a wholly-owned subsidiary of Fairford Holdings Limited (“FHL”). Salah N. Osseiran Trust (the “Trust”) is the sole stockholder of FHL. Mr. Salah N. Osseiran, a director of the Company and a controlling stockholder, is the grantor and sole beneficiary of the Trust and controls the Trustee of the Trust, Gestrust SA. Mr. Bengt A. Dahl, a director of the Company, is a director of FHL. The Trust, FHL and Mr. Osseiran are greater than 5% beneficial owners of the Class A Common Stock.
On October 10, 2007, CTI’s board approved the grant of an option to purchase 250,000 shares of Class A common stock to Mr. Birbeck in satisfaction of the obligation under his employment agreement. The options granted on October 10, 2007 became exercisable immediately. The exercise price per share is $0.31. The option grant to Mr. Birbeck was not made under an employee benefit plan registered under a Form S-8 and will be deemed restricted securities upon exercise for purposes of the Securities Act unless such options are registered.
The sales and issuances of the Warrant and, when exercised, the Class A Common underlying the Warrant and options were deemed and will be deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. No underwriter was employed in these transactions. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation
Overview
The Company is comprised of four business segments: Electronic Invoice Management (“EIM”), Telemanagment (“Telemanagement”), Hosted Voice Over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute such software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while driving internal efficiencies into their invoice receipt, validation, approval and payment workflow processes. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the VoIP products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights.
The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and enforcement revenues.
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations. The Company acquired new EIM products with the CTI Billing Solutions Limited acquisition. The Company believes that the new products will enable the Company to offer a more complete range of EIM products to the international market.
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
Due to the profitability and average revenue per user advantage possible by delivering such managed and hosted service offerings, providers not only look at acquiring new customers but converting legacy customers onto the NGN platform. The Company believes that this conversion process is significant. Many legacy features and functions are not available on NGN platforms, primarily due to the immaturity of the service delivery model.
The Company’s new hosted voice and video over IP applications will help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. In 2007, the Company marketed two applications, emPulse, web-based communications traffic analysis solution, and SmartRecord® IP, which enable service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications will also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products in the first quarter of 2007. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical. The Company’s future success in the VoIP segment is directly related to the successful market penetration of emPulse and SmartRecord® IP.
Financial Condition
In the fiscal year ended December 31, 2007, the Company’s equity decreased. Total stockholders’ equity decreased $1,223,226 from December 31, 2006 to $8,406,664 as of December 31, 2007 primarily as a result of the fiscal year 2007 net loss of $1,493,634. At December 31, 2007, cash and cash equivalents were $555,839 compared to $1,691,349 at December 31, 2006. The Company realized a decline in net current assets (current assets less current liabilities) of approximately $1,219,592 which was primarily attributable to the expenditure of cash and cash equivalents to reduce long-term debt by $4,978,698. The reduction of long-term debt was funded by the release of $3,654,172 of long-term restricted cash and the use of $1,324,526 of cash and cash equivalents.
The majority of the assets acquired in the CTI Billing Solutions Limited acquisition was attributed to goodwill, intangible assets, cash, and accounts receivables. The Company generates approximately 70% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has strengthened by approximately 1.3% in relation to the US dollar in 2007.
Results of Operations (Year Ended December 31, 2007 Compared to Year Ended December 31, 2006)
Revenue
Revenues from operations increased $8,533,537 to $21,344,922 in the year ended December 31, 2007 as compared to $12,811,385 for the year ended December 31, 2006. The increase in revenue was primarily the result of the acquisition of CTI Billing Solutions Limited on December 22, 2006. The acquisition of CTI Billing Solutions Limited increased revenues by $9,171,059. Telemanagement revenue increased $172,324 to $5,865,036 in the year ended December 31, 2007 from $5,692,712 in the year ended December 31, 2006. The Company recognized revenue from the VoIP segment of $145,321 in the year ended December 31, 2007 as compared to $0 in the year ended December 31, 2006. Patent license fee revenue increased $376,598 to $899,519 in the year ended December 31, 2007 from $522,921 in the year ended December 31, 2006. The aforementioned revenue increases were partially offset by decreases in the US EIM segment revenue of $1,331,765 which was primarily attributable to reduced processing revenue from the Company’s two largest EIM customers. A major customer represented 20% of total revenues for the year ended December 31, 2007 and 39% of total revenues for the year ended December 31, 2006, and such customer represented 21% of software sales, service fee and license fee revenues for the year ended December 31, 2007 and 41% for the year ended December 31, 2006.
Costs of Products and Services Excluding Depreciation and Amortization
Costs of products and services, excluding depreciation and amortization, increased $1,480,048 to $4,935,632 as compared to $3,455,584 for the year ended December 31, 2006 primarily due to an increase of $1,313,912 in costs of products and services excluding depreciation and amortization related to CTI Billing Solutions Limited revenue. The US EIM segment cost of products and services, excluding depreciation and amortization, decreased $357,396 which was primarily due to the decrease in the size of the EIM support staff in the United States. The Telemanagement segment cost of products and services, excluding depreciation and amortization, increased $332,628 primarily due to costs related to increased revenue and installations. The VoIP segment cost of products and services, excluding depreciation and amortization, increased $190,904 primarily due to costs related to the launch of the new VoIP products. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 24.1% of revenue for the year ended December 31, 2007 as compared to 28.1% of revenue for the year ended December 31, 2006.
Patent License Fee and Enforcement Costs
Patent license fee and enforcement cost for the year ended December 31, 2007 increased by $829,083 to $1,779,816 as compared to $950,733 for the year ended December 31, 2006. The increase was primarily related to a $741,200 increase of non contingent legal fees incurred in the year ended December 31, 2007 when compared to the year ended December 31, 2006. The increase in fees related to primarily one lawsuit which was settled during the year ended December 31, 2007.
Selling, General and Administrative Costs
Selling, general and administrative expenses increased $2,457,809 to $9,439,635 compared to $6,981,826 for the year ended December 31, 2006. The increase was primarily attributed to an increase of $3,570,384 related to the CTI Billing Solutions Limited acquisition. The increase related to the CTI Billing Solutions Limited acquisition was partially offset by savings related to the Company’s emphasis on cost containment in order to maintain the cost efficiencies realized in prior years.
Research and Development Expense
Research and development expense increased $2,143,384 to $3,849,888 compared to $1,706,504 for the year ended December 31, 2006. The increase in expense was primarily due to an increase of $2,286,130 related to the CTI Billing Solutions Limited acquisition. The amount of capitalized development costs related to internally developed software for resale was $493,718 and $500,289 for the years ended December 31, 2007 and 2006, respectively. Research and development expense relates primarily to personnel costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2007 increased $1,075,620 to $2,140,319 from $1,064,699 for the year ended December 31, 2006. This increase was primarily due to the amortization expense of $695,318 associated with intangible assets acquired with CTI Billing Solutions Limited. Depreciation on assets acquired from CTI Billing Solutions Limited also increased by $365,532. Approximately $802,958 and $776,111 of amortization expense was related to capitalized software costs for the years ended December 31, 2007 and 2006, respectively.
Impairment charges
On December 12, 2007, it was determined that revised future sales projections attributable to certain product enhancements for the Company’s SmartBill® product (“Product Enhancements”) resulted in a net realizable value of $0, which was less than the carrying value of $199,374 of such Product Enhancements; as a result, the Company recorded a corresponding impairment charge of $199,374 in the fourth quarter of 2007. There were no cash expenditures made in 2007 which were associated with the Product Enhancements. The Company anticipates there will be no future cash expenditures related to the impairment of the Product Enhancements.

Interest Income and Other Income
Interest expense increased to $427,518 for the year ended December 31, 2007 from an interest income of $344,600 for the year ended December 31, 2006. The change from interest income to interest expense related to the CTI Billing Solutions Limited acquisition. The Company used short-term investments and incurred debt in December 2006 to acquire CTI Billing Solutions Limited.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. At December 31, 2007, the Company provided a valuation allowance against the Company’s net deferred tax assets of the Company’s net operating loss carryforwards in the United States. Given profitability from operations in the United Kingdom, the deferred tax assets related to the United Kingdom operations do not have a valuation allowance.
The net tax expense of $58,383 for the year ended December 31, 2007 was primarily attributable to the taxable profit of $770,087 realized from the Company’s UK operations. The net tax expense of $69,953 for the year ended December 31, 2006 was primarily attributable to the taxable profit of $245,485 realized from the Company’s UK operations.
Liquidity and Capital Resources
Historically, our principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. Cash flows from operations and existing cash, cash equivalents, and short-term investments have been adequate to meet our business objectives. Cash, cash equivalents, and short-term investments decreased by $1,135,510 to $555,839 as of December 31, 2007 from $1,691,349 as of December 31, 2006. Cash provided by operations was $1,019,786, cash provided by investing activity was $2,915,722, and cash used in financing activities was $5,037,905 for the year ended December 31, 2007. Cash flow provided by operations of $1,019,786 was primarily attributable to the Company’s recognizing a net loss which was offset by a non-cash add-back of depreciation and amortization. Cash flows provided by investing activities of $2,915,722 related primarily to the release of $3,677,477 of restricted cash partially offset by capitalized costs incurred in the development and enhancements of the Company’s products. Cash flows used in financing activities of $5,037,905 was primarily attributable to the $4,978,697 reduction of debt. Cash generated from the EIM and Telemanagement segments of $3,250,671 and $329,151, respectively, was off-set by cash used in following segments: VoIP segment of $2,195,016; the Patent Enforcement segment of $903,287; and the Corporate expenses of $1,481,261. For December 31, 2007, income / (loss) from operations on a geographical basis amounted to $(2,191,032) for the United States and $1,191,290 for the United Kingdom. The Company anticipates that its cash needs will be met during the next twelve months. The primary source of cash will be from operations of the Company’s EIM segment in the United States and the United Kingdom.

The following table presents selected financial results by business segment:

	Electronic
	Invoice			Patent	Reconciling
2007	Management	Telemanagement	VoIP	Enforcement	Amounts	Consolidated

Net revenues	$14,435,046	$5,865,036	$145,321	$899,519	$—	$21,344,922
Gross profit / (loss) (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	12,052,944	3,502,410	(45,583)	(880,297)	—	14,629,474
Depreciation and Amortization	1,919,797	56,759	117,251	22,990	23,522	2,140,319

Income (loss) from operations	3,250,671	329,151	(2,195,016)	(903,287)	(1,481,261)	(999,742)
Long-lived assets	11,041,480	61,149	787,576	944,891	164,917	13,000,013

2006

Net revenues	$6,595,752	$5,692,712	$—	$522,921	$—	$12,811,385
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	5,170,166	3,662,714	—	(427,812)	—	8,405,068
Depreciation and Amortization	971,530	46,752	—	22,990	23,427	1,064,699

Income (loss) from operations	1,517,998	(341,933)	—	(450,802)	(2,073,224)	(1,347,961)
Long-lived assets	13,388,333	752,331	—	840,802	3,066,421	18,047,887
The following table presents selected financial results by geographic location based on location of customer:

2007	United States	United Kingdom	Consolidated

Net revenues	$6,434,099	$14,910,823	$21,344,922
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	3,269,789	11,359,685	14,629,474
Depreciation and Amortization	1,008,364	1,131,955	2,140,319
Income / (loss) from operations	(2,191,032)	1,191,290	(999,742)
Long-lived assets	2,519,349	10,480,664	13,000,013

2006

Net revenues	$7,357,947	$5,453,438	$12,811,385
Gross profit (Revenues less costs of products [excluding depreciation and amortization] and patent license cost)	4,770,056	3,635,012	8,405,068
Depreciation and Amortization	1,004,888	59,811	1,064,699
Income from operations	(1,579,743)	231,782	(1,347,961)
Long-lived assets	5,602,795	12,445,092	18,047,887

The Company experienced a net loss for the year ended December 31, 2007. The primary reason for the net loss was a loss of $811,742 in the Company’s Patent Enforcement segment related to an increase in hourly legal fees along with increased amortization expense of $695,318 related to intangibles acquired in the CTI Billing Solutions Limited acquisition.
The Company experienced a net loss for the year ended December 31, 2006. The primary reason for the net loss was a decrease of $1,323,836 in the Company’s Patent Enforcement segment revenues which resulted in a loss from operations in the Patent Enforcement segment of $450,802 combined with increased costs related to marketing the Company’s Telemanagement product, Proteus®, in the United States.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $4,220,835 (20% of total revenue) of revenues in fiscal 2007 and $5,020,637 (39% of total revenue) in fiscal 2006. Although that customer’s contract includes an automatic annual renewal provision effective each March, it does contain a 120-day prior notification termination clause. The contract was renewed in March 2008. The loss of that customer would have a substantial negative impact on the Company’s operations.
On December 22, 2006, the Company entered into the Share Transfer Agreement. Pursuant to the Share Transfer Agreement, the Company acquired all of the issued and outstanding shares of capital stock of Ryder Systems Limited (now known as “CTI Billing Solutions Limited”), a privately held software development company registered in England, for the Purchase Price of £5.6 million, which was equal to approximately $11.0 million as of December 22, 2006. The assets of CTI Billing Solutions Limited consist primarily of goodwill, intangible assets, cash and accounts receivable. The Company financed the acquisition of CTI Billing Solutions Limited through a combination of cash from working capital, the Acquisition Loan and the Revolving Loan, as defined below. Approximately $900,000 of the Purchase Price was held in an escrow account to satisfy any potential claims, breach of warranties or realized minimum net asset values, as defined in the Share Transfer Agreement, which may arise within a one year period following the acquisition. In December 2007, the escrow amount was released.
During 2006, the Company had available a revolving loan with a bank for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account. All borrowings are collateralized by substantially all assets of the Company. On November 13, 2007, the Company and bank amended the revolving loan to reduce the available sum to $3,000,000 and to remove the cash placed in a restricted account. The revolving loan expires on December 30, 2010, unless extended. Borrowings under the line of credit bear interest (7.40% at December 31, 2007) at LIBOR plus 2.50% payable monthly. The amendment also changed certain financial covenants and borrowing availability under the revolving loan. The outstanding balance on the revolving loan was $0 at December 31, 2007 and the outstanding amount on the revolving loan as of December 31, 2006 was $4,978,698. The carrying amount of receivables and restricted cash, that serve as collateral for borrowings, totaled $1,951,110 at December 31, 2007 and $5,056,974 at December 31, 2006. Available borrowing under the revolving loan at December 31, 2007 amounted to $1,951,110.
The Company entered into an acquisition agreement on December 22, 2006 in the amount of $2,600,000. The acquisition loan is secured by a letter of credit from SEB Bank to National City Bank, a national banking association (“NCB”). The letter of credit was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 12, 2008, Fairford beneficially owned 63.0% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. The acquisition loan expires on December 21, 2009, unless extended. Borrowings under the acquisition loan bear interest (6.90% at December 31, 2007) at LIBOR plus 2.00% payable monthly. All borrowings under the acquisition loan are collateralized by substantially all assets of the Company. The outstanding balance on the acquisition loan was $2,600,000 at December 31, 2007 and December 31, 2006.

Borrowings under the revolving loan and the acquisition loan are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of December 31, 2007, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreement, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
The acquisition loan and revolving loan agreements require the Company to pay a fee with respect to the unused portion of the revolving loan of 0.25% per annum for each calendar quarter on the average daily amount by which $3.0 million exceeds the outstanding principal amount of the revolving loan during such calendar quarter.
Each of the acquisition loan and the revolving loan is secured by: (i) the Loan Agreement; (ii) the Guaranties dated December 22, 2006 (collectively, “U.S. Guaranties”) from the Company’s direct and indirect wholly-owned subsidiaries to NCB; (iii) the Security Agreements dated December 22, 2006 (collectively, “Security Agreements”) from each of the Company and its U.S. direct and indirect wholly-owned subsidiaries; (iv) the Charge Over Shares in from CTI Data to NCB dated December 22, 2006; (v) the Debentures dated December 31, 2006 (collectively, “Debentures”) between NCB and each of the Company, CTI Data and CTI Billing Solutions Limited; and (vi) the Guarantee and Indemnities (collectively, “UK Guaranties”) between NCB and each of CTI Data and CTI Billing Solutions Limited.
The Company’s obligations under the loan documents, as defined in the Loan Agreement, are jointly and severally guaranteed by the Company’s subsidiaries under the U.S. Guaranties. In addition, pursuant to the UK Guaranties, each of CTI Data and CTI Billing Solutions Limited guarantied the Company’s obligations under the loan documents and agreed to indemnify NCB for any losses or liabilities suffered by NCB as a result of the Company’s obligations under the loan documents being unenforceable, void or invalid.
Pursuant to the Security Agreements, the Company and each of its U.S. subsidiaries granted a security interest to NCB in substantially all of their respective assets as security for the performance of the Company’s obligations under the Loan Agreement and, in case of the U.S. subsidiaries, their respective obligations under the U.S. Guaranties. Under the Debentures, each of the Company, CTI Billing Solutions Limited and CTI Data also secured their respective liabilities to NCB.
Each of the Company and CTI Data entered into a charge over shares agreement with NCB pursuant to which they granted a security interest to NCB, as further security for the obligations under the acquisition loan and revolving loan, in all of the shares of the capital stock of CTI Data and CTI Billing Solutions Limited, respectively.
Pursuant to the Loan Agreement, the following events, among other circumstances, constitute an event of default and may cause all obligations of the Company under each of the acquisition loan and the revolving loan to become immediately due and payable: (i) any amount due under the Acquisition Loan Note and/or the Revolving Note is not paid within ten days of when due; (ii) a default under any of the Loan Documents; (iii) any default in the payment of the principal or any other sum for any other indebtedness having a principal amount in excess of $10,000 or in the performance of any other term, condition or covenant contained in any agreement under which any such indebtedness is created, the effect of which default is to permit the holder of such indebtedness to cause such indebtedness to become due prior to its stated maturity; and (iv) any sale or other transfer of any ownership interest of the Company or its subsidiaries, which results in any change in control of the Company or a change in the Chairman or Chief Executive Officer of the Company.
During fiscal 2006, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $400,000 of which the Company received $40,000 of cash and accepted notes for the remaining $360,000. The Company recorded the remaining payments at a discount at an imputed interest rate of 9.25%. The total of all settlements receivable as of December 31, 2007 amounted to $1,291,597.

In October 2006, the Company signed a new lease in Indianapolis for 15,931 square feet of office space for an average of $257,643 per year. The Indianapolis lease expires in February 2014.
The Company paid $104,427 in foreign income tax for the year ended December 31, 2007.
The Company paid $20,907 in state income taxes and $86,803 in foreign income tax for the year ended December 31, 2006.
Impairment
Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”) requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. In the fourth quarter of 2007 it was determined that revised future sales and operating profit projections attributable to certain in process enhancements to the SmartBill® Connect product supported a recorded net realizable value which was substantially less than the carrying value. In November 2007, the Company decided to no longer continue the development of these products and recorded an impairment charge of $199,374 related to the write-down of the remaining in process capitalized development costs of these certain enhancements. The Company had a net book value $900,891 of capitalized software costs as of December 31, 2007.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and accounts receivable reserves, depreciation and amortization, investments, income taxes, capitalized software, accrued compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.
The Company’s deferred tax assets are assessed each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company will establish a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations.

At December 31, 2007, the Company provided a valuation allowance against the Company’s net deferred tax assets of the Company’s net operating loss carryforwards in the United States. Given profitability from operations in the United Kingdom, deferred tax assets related to the United Kingdom operations do not have a valuation allowance.
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company believes that its tax positions would more likely than not be sustained in a tax examination therefore the pronouncement has no affect on the Company’s financial statements at adoption.
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
Long Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is calculated using discounted expected future cash flows.
SFAS No. 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company periodically evaluates capitalized computer software costs for impairment. The Company had a net book value of $900,891 of capitalized software costs as of December 31, 2007.
Revenue Recognition and Accounts Receivable Reserves. The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.
The Company’s sales arrangements typically include services in addition to software. Service revenues are generated from support and maintenance, processing, training, consulting, and customization services. For sales arrangements that include bundled software and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” (“SOP 97-2”). Support and maintenance revenues are recognized on a straight-line basis over the term of the agreement. Revenues from processing, training, consulting, and customization are recognized as provided to customers. If the services are essential to the functionality of the software, revenue from the software component is deferred until the essential service is complete.

If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting set forth in paragraph 65 of SOP 97-2. If the criteria for separate accounting are not met, the entire arrangement is accounted for in conformity with Accounting Research Bulletin (“ARB”) No. 45 “Long-Term Construction-Type Contracts”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s Telemanagement products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.
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
During fiscal 2004, the Company entered into a Confidential Settlement Agreement relating to Patent Enforcement activities for $1,200,000 of which the Company received $100,000 of cash and accepted a note which matures on June 30, 2010, for the remaining $1,100,000. The Company recorded the remaining payments at a discount with imputed interest of 10%. The Company placed a reserve on the note when it was received in 2004 due to the uncertain financial position of the company issuing the note. In 2007, the issuer of the note was acquired by a financially stable company and the Company reversed the reserve on the note receivable. The balance of this note at the time of reversal was $474,519 which was recorded as revenue in the Patent Enforcement segment.
Depreciation and Amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Furniture, fixtures and equipment are depreciated over the estimated useful lives of three to five years. Leasehold improvements are amortized over the period of the lease or the useful lives of the improvements, whichever is shorter. All maintenance and repair costs are charged to operations as incurred.
Deferred Financing Costs. Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Interest expense relating to the amortization of the deferred financing costs amounted to $244,638 for the year ended December 31, 2007.
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
During the fiscal year ended December 31, 2007 options to purchase 100,000 shares of the Company’s Class A common stock, at an exercise price of $0.34 per share and options to purchase 340,782 shares of the Company’s Class A common stock, at an exercise price of $0.35 per share, were granted to Mr. Birbeck, the Company’s Chairman of the Board of Directors, Chief Executive Officer, and President. The option grant of 340,782 shares vested immediately upon grant and the grant of 100,000 shares vests ratably over three years on the anniversary date of the grant. During the fiscal year ended December 31, 2006, options to purchase 250,000 shares of the Company’s Class A common stock, at an exercise price of $0.31 per share, were granted to Mr. Birbeck, the Company’s Chairman of the Board of Directors, Chief Executive Officer, and President. The options vested immediately upon grant.
During the fiscal year ended December 31, 2007, options to purchase 300,000 shares of the Company’s Class A common stock, at an exercise price of $0.34 per share, were granted to Mr. Hanuschek, the Company’s Chief Financial Officer. The options ratably over three years on the anniversary date of the grant.
On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. The expense related to the Stock Warrants of $85,273 was recorded in the year ended December 31, 2006 as deferred finance costs. As of February 16, 2007, prior to the issuance of the Warrant, Fairford beneficially owned 59% of the Company’s outstanding Common Stock and Fairford Scandinavia did not own any of the Company’s securities. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia.
During the fiscal year ended December 31, 2007 Messrs. Garrison, Armitage, Osseiran, Dahl, and Grein were each granted options to purchase 100,000 shares of the Company’s Class A common stock, at an exercise price of $0.34 per share. Messrs. Garrison, Armitage, Osseiran, Dahl, and Grein are on the Company’s Board of Directors.
The Company incurred $51,200 in fees and $6,052 in expenses associated with Board of Directors activities in 2007 and $60,000 in fees and $11,079 in expenses associated with Board of Directors activities in 2006.
Recently Issued and Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 will be effective for public companies for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, will be reflected as an adjustment to the opening balance of retained earnings. The adoption had no affect on the Company’s financial statements in the period of adoption.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The Company has not yet evaluated the impact SFAS 157 will have on its financial statements.
On February 12, 2008, the FASB approved FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company would be required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008 if elected. The Company does not anticipate electing to adopt SFAS 159.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 “Business Combinations” and establishes principles and requirements for how identifiable assets, liabilities assumed, any non-controlling interest in acquiree and goodwill is recognized and measured in an acquirer’s financial statements. SFAS 141R also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material effect on its historical financial statements but SFAS 141R may effect acquisitions for 2009 and beyond.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the holder of a noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated. SFAS 160 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. Based on the current ownership structure, the adoption of SFAS 160 will have no material effect on its financial statements.

Item 7. Financial Statements

          Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
CTI Group (Holdings) Inc.
We have audited the accompanying consolidated balance sheets of CTI Group (Holdings) Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC
Indianapolis, Indiana
March 28, 2008

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$555,839	$1,691,349
Trade accounts receivable, less allowance for doubtful accounts of $71,237 and $72,967, respectively	3,230,674	3,484,468
Note and settlement receivable	384,847	172,724
Prepaid expenses	406,578	468,225
Deferred financing costs	116,532	132,345
Income taxes refundable	—	167,357
Deferred income tax benefit	—	1,715
Other current assets	41,271	65,154

Total current assets	4,735,741	6,183,337

Restricted cash	—	3,654,172
Long term settlement receivable — net of current portion	906,751	779,672
Property, equipment, and software, net	1,725,353	2,354,615
Deferred financing costs — long term	95,074	264,691
Intangible assets, net	5,289,545	5,996,229
Goodwill	4,896,990	4,922,208
Other assets	86,300	76,300

Total assets	$17,735,754	$24,231,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$577,541	$361,065
Accrued expenses	1,724,212	2,465,565
Accrued wages and other compensation	973,700	693,291
Income tax payable	365,967	72,182
Deferred tax liability	199,417	203,417
Deferred revenue	1,390,228	1,663,549

Total current liabilities	5,231,065	5,459,069

Note payable — long term	2,600,000	7,578,698
Lease incentive — long term	233,114	21,470
Deferred revenue — long term	10,769	12,678
Deferred tax liability — long term	1,254,142	1,529,419

Total liabilities	9,329,090	14,601,334

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,178,271 issued and outstanding at December 31, 2007 and at December 31, 2006	291,783	291,783
Additional paid-in capital	25,639,384	25,415,341
Accumulated deficit	(17,452,605)	(15,958,971)
Accumulated other comprehensive income	120,245	73,880
Treasury stock, 140,250 shares Class A common stock at December 31, 2007 and December 31, 2006, at cost	(192,143)	(192,143)

Total stockholders’ equity	8,406,664	9,629,890

Total liabilities and stockholders’ equity	$17,735,754	$24,231,224

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006

Revenues:
Software sales, service fee and license fee	$20,445,403	$12,288,464
Patent license fee and enforcement	899,519	522,921

Total revenues	21,344,922	12,811,385

Cost and expenses:
Costs of products and services, excluding depreciation and amortization	4,935,632	3,455,584
Patent license fee and enforcement costs	1,779,816	950,733
Selling, general and administration	9,439,635	6,981,826
Research and development	3,849,888	1,706,504
Depreciation and amortization	2,140,319	1,064,699
Impairment charges	199,374	—

Total costs and expenses	22,344,664	14,159,346

Loss from operations	(999,742)	(1,347,961)

Other income:
Interest expense / (income)	427,518	(344,600)
Other loss	7,991	14,326

Loss before income taxes	(1,435,251)	(1,017,687)

Tax expense	58,383	69,953

Net loss	(1,493,634)	(1,087,640)

Basic and diluted net loss per common share	$(0.05)	$(0.04)

Basic and diluted weighted average common shares outstanding	28,038,021	28,902,790
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
Cash flows provided by operating activities:
Net loss	$(1,493,634)	$(1,087,640)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,384,957	1,064,699
Allowance for doubtful accounts	(911)	8,804
Deferred income taxes	(306,952)	26,853
Stock option grant expense	164,597	86,665
Rent incentive benefit	34,043	(97,447)
Loss on disposal of property and equipment	29,169	15,291
Impairment of long-lived assets	199,374	—
Changes in operating activities:
Trade accounts receivables	300,592	660,016
Note and settlement receivables	(339,201)	(204,597)
Prepaid expenses	64,034	(32,957)
Other assets	18,242	(8,380)
Accounts payable	179,929	(231,544)
Accrued expenses, wages and other compensation	(383,646)	57,637
Deferred revenue	(303,468)	(180,628)
Income taxes payable / refundable	472,661	(56,344)

Cash provided by operating activities	1,019,786	20,428

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(793,622)	(578,771)
Change in restricted cash	3,677,477	(3,157,556)
Purchases of short-term available for sale securities investments	—	(13,000,000)
Sales of short-term available for sale securities investments	—	19,480,000
Acquisition of business and adjustments, net of cash and cash equivalents acquired	25,267	(10,152,311)
Cash received from payment of note receivable on sale of discontinued assets	—	119,000
Proceeds from sale of property and equipment	6,600	—

Cash provided by / (used in) investing activities	2,915,722	(7,289,638)

Cash flows (used in) / provided by financing activities:
Borrowings under credit agreements	2,421,415	7,578,698
Repayments under credit agreements	(7,400,112)	—
Deferred financing fees	(59,208)	(397,036)
Exercise of stock options	—	2,520

Cash (used in) / provided by financing activities	(5,037,905)	7,184,182

Effect of foreign currency exchange rates on cash and cash equivalents	(33,113)	159,373

Increase / (decrease) in cash and cash equivalents	(1,135,510)	74,345
Cash and cash equivalents, beginning of year	1,691,349	1,617,004

Cash and cash equivalents, end of year	$555,839	$1,691,349

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME / (LOSS)
For the years ended December 31, 2007 and 2006

	Class A		Class B		Additional			Other
	Common Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(loss)	deficit)	Income (loss)	Stock	Equity

Balance, December 31, 2005	28,065,459	$280,655	2,833,334	$28,333	$25,271,951		$(14,834,331)	$(69,412)	$(192,143)	$10,485,053
Comprehensive Loss
Net income	—	—	—	—	—	(1,087,640)	(1,087,640)	—	—	(1,087,640)
Foreign currency translation adjustments	—	—	—	—	—	143,292	—	143,292	—	143,292

Comprehensive income	—	—	—	—	—	$(944,348)	—	—	—	—

Stock option expense	—	—	—	—	86,665		—	—	—	86,665

Stock issued upon exercise of stock options	12,000	120	—	—	2,400		—	—	—	2,520

Issuance of shares related to the conversion of class B common stock to shares of Class A common stock	1,100,812	11,008	(2,833,334)	(28,333)	54,325		(37,000)	—	—	—

Balance, December 31, 2006	29,178,271	$291,783	$—	$—	$25,415,341		$(15,958,971)	$73,880	$(192,143)	$9,629,890
Comprehensive Loss
Net income	—	—	—	—	—	(1,493,634)	(1,493,634)	—	—	(1,493,634)
Foreign currency translation adjustments	—	—	—	—	—	46,365	—	46,365	—	46,365

Comprehensive income	—	—	—	—	—	$(1,447,269)	—	—	—	—

Stock option expense	—	—	—	—	224,043		—	—	—	224,043

Balance, December 31, 2007	29,178,271	$291,783	$—	$—	$25,639,384		$(17,452,605)	$120,245	$(192,143)	$8,406,664

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS: CTI Group (Holdings) Inc. and wholly-owned subsidiaries (the “Company” or “CTI”) design, develop, market and support billing and data management software and services. The Company operates in four business segments: Electronic Invoice Management, Telemanagement, Hosted Voice Over Internet Protocol and Patent Enforcement Activities.
The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to: loss of its significant customers, inability to enhance existing products and services to meet the evolving needs of customers, failure to enforce intellectual property rights and adverse fluctuations in currency exchange rates.
BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned UK-based subsidiaries. The financial statements of the Company’s foreign subsidiaries have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholder’s equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction loss of approximately $105,000 for the year ended December 31, 2007 and a transaction loss of approximately $173,000 for the year ended December 31, 2006.
CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and highly liquid investments. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.
ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2007 and 2006, advertising expense was $105,752 and $190,926, respectively.
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
During fiscal 2004, the Company entered into a Confidential Settlement Agreement relating to Patent Enforcement activities for $1,200,000 of which the Company received $100,000 of cash and accepted a note which matures on June 30, 2010, for the remaining $1,100,000. The Company recorded the remaining payments at a discount with imputed interest of 10%. The Company placed a reserve on the note when it was received in 2004 due to the uncertain financial position of the company issuing the note. In 2007, the issuer of the note was acquired by a financially stable company and the Company reversed the reserve on the note receivable. The balance of this note at the time of reversal was $474,519 which was recorded as revenue in the Patent Enforcement segment. The reversal of this reserve increased earnings per share by $0.01 for the year ended December 31, 2007.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, and accrued expenses. The book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments. Based on borrowing rates currently available to the Company for the line of credit and note payable with similar terms, the carrying value of the Company’s line of credit and note payable obligations approximate fair value.
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
COMPUTER SOFTWARE: Under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”), expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the greater of a) the straight-line method over the estimated economic life of the product or b) the ratio that the current gross revenue for the products bear to the total current and anticipated future gross revenue of the products. SFAS 86 requires the periodic evaluation of the net realizable value of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. See Note 5. The Company capitalized $493,718 and $500,289 for the years ended December 31, 2007 and 2006, respectively, in costs related to its software development. The amortization expense for developed software which relates to cost of sales was $802,958 and $776,111 for the years ended December 31, 2007 and 2006, respectively.
GOODWILL AND INTANGIBLE ASSETS: Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. A third party valuation was performed in connection with the CTI Billing Solutions Limited acquisition on December 22, 2006 in order to determine fair value of goodwill and intangibles. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
LONG-LIVED ASSETS: The Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives using the methodology prescribed in SFAS no. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows.
DEFERRED FINANCING COSTS: Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Interest expense relating to the amortization of the deferred financing costs amounted to $244,638 for the year ended December 31, 2007.
REVENUE RECOGNITION: The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.
The Company’s Telemanagement sales arrangements typically include services in addition to software. Service revenues are generated from support and maintenance, processing, training, consulting, and customization services. For sales arrangements that include bundled software and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” (“SOP 97-2”). Support and maintenance revenues are recognized on a straight-line basis over the term of the agreement. Revenues from processing, training, consulting, and customization are recognized as provided to customers. If the services are essential to the functionality of the software, revenue from the software component is deferred until the essential service is complete.
If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting set forth in paragraph 65 of SOP 97-2. If the criteria for separate accounting are not met, the entire arrangement is accounted for in conformity with Accounting Research Bulletin Opinion No. 45 “Long-term Construction Type Contracts”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s Telemanagement products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.
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
STOCK BASED COMPENSATION: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123R effective January 1, 2006 using the Black-Scholes-Merton formula and the modified prospective method and as such, results for prior periods have not been restated.
INCOME TAXES: The Company accounts for income taxes following the provisions of SFAS No. 109 “Accounting for Income Taxes”, which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of net deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements
The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no impact on the financial statements for the period of adoption.
BASIC AND DILUTED INCOME / (LOSS) PER COMMON SHARE: Net income (loss) per common share is computed in accordance with the provision of SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing reported earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing reported earnings (loss) available to common stockholders by adjusted weighted average shares outstanding for the year assuming the exercise of all potentially dilutive stock options and warrants.

	For the Twelve Months Ended December 31,
	2007	2006
Net (loss) / income	$(1,493,634)	$(1,087,640)

Average shares of common stock outstanding used to compute basic earnings per share	29,038,021	28,902,790

Additional common shares to be issued assuming exercise of stock options	—	—

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	28,902,790

Net (loss) / income per share — Basic:
Net (loss) / income per share	$(0.05)	$(0.04)

Weighted average common and common equivalent shares outstanding	29,038,021	28,902,790

Net (loss) / income per share — Diluted:
Net (loss) / income per share	$(0.05)	$(0.04)

Weighted average common and common equivalent shares outstanding	29,038,021	28,902,790

For the years ended December 31, 2007 and December 31, 2006 options and warrants to purchase 2,675,652 and 1,988,000, respectively, shares of Class A common stock at exercise prices ranging from $.20 to $.50 were outstanding.
CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of statutory insured limits. As of December 31, 2007, such deposits exceeded statutory insured limits by $438,977. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off approximately $11,437 and $1,237 of receivables deemed to be uncollectible against the established allowance for doubtful accounts for the years ended December 31, 2007 and 2006, respectively.
COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income / (Loss).
RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $3,849,888 and $1,706,504 for the years ended December 31, 2007 and 2006, respectively.
SHIPPING AND HANDLING FEES AND COSTS: The Company bills customers for shipping and handling. Shipping and handling costs, which are included in cost of products and services in the accompanying consolidated statements of operations, include shipping supplies and third-party shipping costs.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS: In July 2006, FASB issued FIN 48 an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 was effective for public companies for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, were reflected as an adjustment to the opening balance of retained earnings. The adoption had no affect on the Company’s financial statements for the period of adoption.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The Company has not yet evaluated the impact SFAS 157 will have on its financial statements.
On February 12, 2008, the FASB approved FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company would be required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008 if elected. The Company does not anticipate electing to adopt SFAS 159.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 “Business Combinations” and establishes principles and requirements for how identifiable assets, liabilities assumed, any non-controlling interest in acquiree and goodwill is recognized and measured in an acquirer’s financial statements. SFAS 141R also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material effect on its historical financial statements but SFAS 141R may effect acquisitions for fiscal year 2009 and beyond.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the holder of a noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated. SFAS 160 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. Based on the current ownership structure, the adoption of SFAS 160 will have no material effect on its financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
In accordance with Emerging Issues Task Force Issue no. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations” (“EITF Issue No. 98-5”) the discount in average market price used related to the conversion of Class B common stock to Class A common stock, which amounted to $37,000, is deemed to be analogous to a dividend and has been recorded as a reduction to retained earnings (accumulated deficit) in 2006.
In connection with the lease entered into by the Company and DH Realty, LLC (the “Landlord”) in October, 2006, the Company received a lease incentive of $200,000 from the Landlord for office improvements (the “Allowance”). In the twelve months ended December 31, 2007, the Landlord paid approximately $178,000 of the Allowance for the build out of new office space for the Company. The Company recorded this non-cash transaction by increasing fixed assets and establishing a deferred rent incentive in liabilities. When the deferred rent incentive benefit is recognized by the Company, the benefit will be shown as an adjustment to reconcile net cash in the Company’s Consolidated Statement of Cash Flows.
Included in depreciation and amortization in the Consolidated Statement of Cash Flows is the amortization related to deferred financing costs of $244,638 for the year ended December 31, 2007, which was recorded as interest expense on the Company’s Consolidated Statement of Operations.
The Company paid $104,427 in foreign income tax for the year ended December 31, 2007.
NOTE 3 — ACQUISITION AND MERGER
Acquisition
On December 22, 2006, the Company entered into a Share Transfer Agreement (the “Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, the Company acquired all of the issued and outstanding shares of capital stock of Ryder Systems Limited (now known as “CTI Billing Solutions Limited”), a privately held software development company registered in England, for a purchase price of £5.6 million (the “Purchase Price”), which was equal to approximately $11.0 million as of December 22, 2006. The assets of CTI Billing Solutions Limited consist primarily of cash and accounts receivable. The Company financed the acquisition of CTI Billing Solutions Limited through a combination of cash from working capital, the acquisition loan and the revolving loan. Approximately $900,000 of the purchase price was being held in an escrow account to satisfy any potential claims, breech of warranties or realized minimum net asset values, as defined in the Share Transfer Agreement, which may arise within a one year period following the acquisition. The full escrow amount was released in December 2007. The total purchase price was as follows:

Cash	$3,627,493
Debt	7,425,860
Costs of acquisition	296,400

Total	$11,349,753

The Company believes the acquisition of CTI Billing Solutions Limited provides for: a growing recurring revenue stream with leading international telecommunication service providers, proprietary technology and development base which provides for a rich functionality of solutions to supplement the Company’s capabilities to pre-empt technological market developments, increased ability to take advantage of new growth opportunities through access of new sales networks and channels, and enhanced ability to cross-sell existing products, services and solutions in other markets.
The Company allocated the purchase price to tangible assets, liabilities assumed, and identifiable intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assumptions determined by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The total allocation of the purchase price as of December 31, 2007 was as follows:

Cash and cash equivalents	$1,238,511
Accounts receivable	1,482,784
Income tax receivable	132,131
Property and equipment	554,832
Goodwill	4,896,990
Purchased intangible assets	5,950,000
Prepaid expenses	52,738
Other current and noncurrent assets	35,299
Accounts payable	(76,899)
Deferred revenue	(268,721)
Accrued expenses	(942,230)
Deferred tax liabilities, net	(1,705,682)

Total	$11,349,753

Intangible assets consist primarily of customer relationships, technology and tradenames. The intangible assets attributable to customer relationships relate to CTI Billing Solutions Limited’s ability to maintain relationships with existing customers. Technology intangibles include a combination of patented and unpatented technology, trade secrets, and computer software that represent the foundation for current and planned new products. The following table presents details of the purchased intangible assets acquired as part of the acquisition:

	Weighted-Average
	Useful Life
	(in Years)	Amount
Tradenames	9.0	$180,000
Technology	8.0	1,620,000
Customer lists	9.0	4,150,000

Total		$5,950,000

Unaudited Pro Forma Financial Statements
An unaudited pro forma statement of operations for the years ended December 31, 2006 is included below. The unaudited pro forma combined statement of operations gives effect to the acquisition as if it had occurred on January 1, 2006. This information is not necessarily indicative of the results that actually would have been attained if the acquisition had occurred on the date specified nor is it intended to project the Company’s results of operations or financial position for any future period or date. Such information should be read in conjunction with the historical consolidated financial statements of the Company.
CTI Billing Solutions Limited’s historical audited financial statements are presented in British pounds and were prepared in accordance with generally accepted accounting principles in the United Kingdom (“UK GAAP”), which differs in certain respects from those generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements were prepared in US GAAP and are presented in US dollars. As presented in this unaudited pro forma financial information, CTI Billing Solutions Limited’s financial statements were reconciled to US GAAP and were translated from British pounds to US dollars and adjustments have been made to CTI Billing Solutions Limited’s financial information to conform with the Company’s financial information presented under US GAAP.
The unaudited pro forma financial information is based on historical financial statements. The Company’s fiscal year ends on December 31, while CTI Billing Solutions Limited’s fiscal year ended on April 30. CTI Billing Solutions Limited’s financial information has been adjusted to a December 31 year end.
The results of CTI Billing Solutions Limited included in the unaudited pro forma financial information

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
statement of operations for the year ended December 31, 2006 have been translated into US dollars at the average of the average daily closing rate for each month for the twelve months January 2006 through December 2006. The rate of exchange used for the translation is British pounds 1.00 to US dollars 1.8582.
Unaudited pro forma combined statement of operations for the year ended December 31, 2006

		CTI Billing	Pro Forma
	CTI	Solutions Ltd.	Adjustments	Combined
Revenues:
Software sales, service fee and license fee revenue	$12,288,464	$9,087,160	—	$21,375,624
Patent license fee and enforcement revenues	522,921	—	—	522,921

	12,811,385	9,087,160	—	21,898,545

Cost and Expenses:
Cost of products and services, exc, depreciation and amortization	3,455,584	561,209	—	4,016,793
Patent license fee and enforcement cost	950,733	—	—	950,733
Selling, general and administration	6,981,826	6,696,406	—	13,678,232
Research and development	1,706,504	—	—	1,706,504
Depreciation and amortization	1,064,699	426,749	678,056 (a)	2,169,504

Income / (loss) from operations	(1,347,961)	1,402,796	(678,056)	(623,221)

Other income / (expense)
Interest income / (expense)	344,600	18,251	(811,687) (b)	(448,836)
Other expense	(14,326)	—	—	(14,326)

Total other income / (expense)	330,274	18,251	(811,687)	(463,162)

Income / (loss) before income taxes	(1,017,687)	1,421,047	(1,489,743)	(1,086,383)

Tax benefit / (expense)	(69,953)	(303,000)	446,923 (c)	73,970

Net income / (loss)	(1,087,640)	1,118,047	(1,042,820)	(1,012,413)

Basic and diluted net income / (loss) per common share	$(0.04)			$(0.04)

Basic and diluted weighted average common shares outstanding	28,902,790			28,902,790

The following notes explain the pro forma adjustments:
a)	Adjustment to estimate amortization expense on the intangibles related to the purchase of CTI Billing Solutions Limited

b)	Adjustment to estimate interest expense on the Acquisition Loan and Revolving Loan.

c)	Adjustment to record tax expense at an estimated statutory rate of 30%.
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cash, in exchange for all Celltech stock issued and outstanding.
Centillion’s patents, its right to enforce its patents and its current and future patent enforcement actions and claims, were transferred to a limited liability company that is wholly owned by the Company (“Centillion Data Systems, LLC” or “Tracking LLC”). Tracking LLC has executed a perpetual irrevocable royalty-free license agreement authorizing the Company to use the patents. As part of the Merger consideration and in connection with the transfer to Tracking LLC, 2,833,334 newly authorized shares of the Company’s Class B common stock were issued to the former Centillion stockholders. The Company and the holders of the stock had certain rights to convert the Class B common stock into Class A common stock based on the value of Tracking LLC. Under the Company’s Certificate of Incorporation, as amended, adopted in connection with the Merger, until February 12, 2006 shares of Class B common stock could be converted at the election of the holders of more than 50% of the outstanding shares of Class B common stock into the number of shares of Class A common stock determined by dividing the value of Tracking LLC by 88% of the average market price of Class A common stock. The average market price of Class A common stock at any date would be the average of the last reported sale prices on any market or exchange on which Class A common stock is traded over the period of the most recent twenty consecutive business days before such date or if Class A common stock is not so traded, the average of the highest bid and the lowest asked quotations in the over-the-counter market during such period. As of February 7, 2006, Fairford Holdings Limited (“Fairford”), the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 shares of issued and outstanding shares of Class B common stock, notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, was deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. As of March 31, 2006, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of the Class B common stock was calculated using a value of Tracking LLC of $271,482.69 and 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662). In accordance with EITF Issue No. 98-5 the discount in average market price which amounted to $37,000 is deemed to be analogous to a dividend and has been reported as a reduction to retained earnings (accumulated deficit) in 2006.
NOTE 4 —GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS
Intangible assets consisted of the following:

	December 31,
	2007	2006
Goodwill	$4,896,990	$4,922,208
Patents	344,850	344,850
Tradenames	180,000	180,000
Customer list	4,576,813	4,576,813
Technology	1,620,000	1,620,000
Other Intangibles	493,672	493,672

	12,112,325	12,137,543
Less accumulated amortization	(1,925,790)	(1,219,106)

	$10,186,535	$10,918,437

Amortization expense on intangible assets amounted to $733,210 and $37,892 for the years ended December 31, 2007 and 2006, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2008 — $706,601; 2009 — $698,761; 2010 — $683,611; 2011 — $683,611; 2012 — $683,611; and thereafter — $1,833,350.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS
Property, equipment and software development costs consisted of the following:

	December 31,
	2007	2006
Equipment	$1,443,433	$1,445,059
Furniture	699,298	632,128
Leasehold improvements	242,167	306,617
Software development costs	4,781,815	4,462,253

	7,166,713	6,846,057
Less accumulated depreciation and amortization	(5,441,360)	(4,491,442)

	$1,725,353	$2,354,615

Depreciation and amortization expense on property, equipment, and software amounted to $1,407,109 and $1,026,807 for the years ended December 31, 2007 and 2006, respectively. Fixed assets no longer in use in 2007 with an original cost of $414,503 were written off. In 2006, fixed assets, with an original cost of $256,458, were written off.
Amortization expense of developed software amounted to $802,958 and $776,111 for the years ended December 31, 2007 and 2006, respectively. Amortization expense of developed software relates to cost of sales. Impairment charges recognized in the year ended December 31, 2007 of $199,374 would also relate to cost of sales.
Accumulated amortization related to developed software amounted to $3,880,924 and $3,068,368 as of December 31, 2007 and December 31, 2006, respectively.
On December 12, 2007, it was determined that revised future sales projections attributable to certain product enhancements for the Company’s SmartBill® product (“Product Enhancements”) resulted in a net realizable value of $0, which was less than the carrying value of $199,374 of such Product Enhancements; as a result, the Company recorded a corresponding impairment charge of $199,374 in the fourth quarter of 2007. There were no cash expenditures made in 2007 which were associated with the Product Enhancements. The Company anticipates there will be no future cash expenditures related to the impairment of the Product Enhancements.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
A. LEASE COMMITMENTS:
The Company leases its office facilities and certain equipment under long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through long-term operating leases are as follows:
     Year ending December 31:

2008	504,245
2009	344,171
2010	352,137
2011	360,102
2012	368,068
Thereafter	424,490

Total	$2,353,213

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Rent and lease expense was $646,443 and $360,765 for the years ended December 31, 2007 and 2006, respectively. The Company leased 15,931 square feet of office space in Indianapolis for an average of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 3,485 square feet of office space near London in the United Kingdom at an annual cost equivalent to $87,000 per annum. The London lease expires in December 2013 but the Company may terminate the lease effective January, 2007 or thereafter, upon a minimum of six months advance notice of the date of termination and payment of the equivalent of one quarterly rent payment. The Company leases 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $145,000. The Blackburn lease expires December 2008. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.
B. CONTINGENCIES:
The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
C. EMPLOYMENT AGREEMENTS:
The Company has entered into employment agreements with certain members of management. The terms of these agreements generally include, but are not limited to, compensation, non-competition, severance and change in control clauses. As of December 31, 2007 and 2006, all relevant amounts have been accrued for under these agreements.
NOTE 7 — SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS
During 2006, the Company entered into the following debt obligations (“Loan Agreements”).
The Company had available a revolving loan with a bank for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account. All borrowings are collateralized by substantially all assets of the Company. On November 13, 2007, the Company and bank amended the revolving loan to reduce the available sum to $3,000,000 and to remove the cash placed in a restricted account. The revolving loan expires on December 30, 2010, unless extended. Borrowings under the line of credit bear interest (7.40% at December 31, 2007) at LIBOR plus 2.50% payable monthly. The amendment also changed certain financial covenants and borrowing availability under the revolving loan. The outstanding balance on the revolving loan was $0 at December 31, 2007 and the outstanding amount on the revolving loan as of December 31, 2006 was $4,978,698. The carrying amount of receivables and restricted cash, that serve as collateral for borrowings, totaled $1,951,110 at December 31, 2007 and $5,056,974 at December 31, 2006. Available borrowing under the revolving loan at December 31, 2007 amounted to $1,951,110.
The Company entered into an acquisition agreement on December 22, 2006 in the amount of $2,600,000. The acquisition loan is secured by a letter of credit from SEB Bank to National City Bank, a national banking association (“NCB”). The letter of credit was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 12, 2008, Fairford beneficially owned 63.0% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. The acquisition loan expires on December 21, 2009, unless extended. Borrowings under the acquisition loan bear interest (6.90% at December 31, 2007) at LIBOR plus 2.00% payable monthly. All borrowings under the acquisition loan are collateralized by substantially all assets of the Company. The outstanding balance on the acquisition loan was $2,600,000 at December 31, 2007 and December 31, 2006.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Borrowings under the Loan Agreements are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of December 31, 2007, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
The Loan Agreements require the Company to pay a fee with respect to the unused portion of the revolving loan of 0.25% per annum for each calendar quarter on the average daily amount by which $3.0 million exceeds the outstanding principal amount of the revolving loan during such calendar quarter.
Each of the acquisition loan and the revolving loan are secured by: (i) the Loan Agreement; (ii) the Guaranties dated December 22, 2006 (collectively, “U.S. Guaranties”) from the Company’s direct and indirect wholly-owned subsidiaries to NCB; (iii) the Security Agreements dated December 22, 2006 (collectively, “Security Agreements”) from each of the Company and its U.S. direct and indirect wholly-owned subsidiaries; (iv) the Charge Over Shares in from CTI Data to NCB dated December 22, 2006; (v) the Debentures dated December 31, 2006 (collectively, “Debentures”) between NCB and each of the Company, CTI Data and CTI Billing Solutions Limited; and (vi) the Guarantee and Indemnities (collectively, “UK Guaranties”) between NCB and each of CTI Data and CTI Billing Solutions Limited.
The Company’s obligations under the loan documents, as defined in the Loan Agreement, are jointly and severally guarantied by the Company’s subsidiaries under the U.S. Guaranties. In addition, pursuant to the UK Guaranties, each of CTI Data and CTI Billing Solutions Limited guarantied the Company’s obligations under the Loan Documents and agreed to indemnify NCB for any losses or liabilities suffered by NCB as a result of the Company’s obligations under the Loan Documents being unenforceable, void or invalid.
Pursuant to the Security Agreements, the Company and each of its U.S. subsidiaries granted a security interest to NCB in substantially all of their respective assets as security for the performance of the Company’s obligations under the Loan Agreement and, in case of the U.S. subsidiaries, their respective obligations under the U.S. Guaranties. Under the Debentures, each of the Company, CTI Billing Solutions Limited and CTI Data also secured their respective liabilities to NCB.
Each of the Company and CTI Data entered into a charge over shares agreement with NCB pursuant to which they granted a security interest to NCB, as further security for the obligations under the acquisition loan and revolving loan, in all of the shares of the capital stock of CTI Data and CTI Billing Solutions Limited, respectively.
Pursuant to the Loan Agreement, the following events, among other circumstances, constitute an event of default and may cause all obligations of the Company under each of the acquisition loan and the revolving loan to become immediately due and payable: (i) any amount due under the Acquisition Loan Note and/or the Revolving Note is not paid within ten days of when due; (ii) a default under any of the Loan Documents; (iii) any default in the payment of the principal or any other sum for any other indebtedness having a principal amount in excess of $10,000 or in the performance of any other term, condition or covenant contained in any agreement under which any such indebtedness is created, the effect of which default is to permit the holder of such indebtedness to cause such indebtedness to become due prior to its stated maturity; and (iv) any sale or other transfer of any ownership interest of the Company or its subsidiaries, which results in any change in control of the Company or a change in the Chairman or Chief Executive Officer of the Company.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued interest consisted of the following at December 31, 2007, and December 31, 2006:

	December 31
	2007	2006

Accrued interest on the revolving line of credit	$3,785	$25,302
Accrued Interest on the acquisition loan	15,819	12,740

Total	$19,604	$38,042

Long-term debt consisted of the following at December 31, 2007, and December 31, 2006:

	December 31
	2007	2006

Balances outstanding on the revolving line of credit	$—	$4,978,698
Balances outstanding on the acquisition loan	2,600,000	2,600,000

Total	$2,600,000	$7,578,698

Future maturities of long-term debt were as follows as of December 31, 2007

2008	$—
2009	2,600,000

Total	$2,600,000

NOTE 8 — INCOME TAXES
The provision (benefit) for income taxes consisted of the following:

	Years ended December 31,
	2007	2006
Income tax (benefit) expense:
Current provision
Federal	$(8,627)	$—
State	(3,766)	6,936
Foreign	368,177	33,980
Deferred
Federal	—	—
State	—	—
Foreign	(297,401)	29,037

Expense / (benefit) for income taxes	$58,383	$69,953

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate was as follows:

	December 31,
	2007	2006
Computed tax (benefit) / expense at the expected statutory rate	$(474,385)	$(355,844)
State tax expense / (benefit), net	(2,486)	4,261
Permanent differences	(35,341)	(1,338)
State tax rate adjustment	(1,281)	(1,274)
Foreign tax rate differential	(27,153)	—
Adjustment of prior year estimated tax provision	—	(1,715)
Adjustment for change in UK statutory rate on deferreds	(102,071)	—
Tax credits earned	(39,434)	—
Changes in valuation allowance	740,534	425,863

	$58,383	$69,953

The components of the overall net deferred tax assets were as follows:

	Years Ended December 31,
	2007	2006
Assets
Net operating losses	$2,807,579	$4,020,704
Allowance for doubtful accounts	17,626	3,644
Vacation and bonus compensation and other accruals	362,797	614,251
Property tax	4,207	7,527
Stock options expensed	106,786	36,833
Capital loss carryforward	10,365	10,365
Tax credit carryforward	223,184	231,811

Total assets	$3,532,544	$4,925,135

Liabilities
Depreciation and amortization	(423,622)	(613,768)
Deferred acquisition intangibles	(1,462,966)	(1,780,529)

Total liabilities	(1,886,588)	(2,394,297)

Valuation allowance	(3,099,515)	(4,261,947)

Deferred tax liability, net	$(1,453,559)	$(1,731,109)

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2007, the Company continued to provide a valuation allowance against the Company’s United States net deferred tax assets which consist primarily of net operating loss carryforwards.
The Company adopted FIN 48 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

Balance as of January 1, 2007	$—

Tax positions related to the current year:
Additions	21,822
Reductions	—

Tax positions related to prior years:
Additions	—
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2007	$21,822

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in any future periods. Consistent with the provisions of FIN 48, the Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.
The Company and its subsidiaries file income tax returns in the U.S., state of Indiana and the foreign jurisdiction of the United Kingdom. The Company remains subject to examination by taxing authorities in the jurisdictions the Company has filed returns for years after 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2007.
The Company’s tax filings are subject periodically to regulatory review and audit. In November 2006, the Internal Revenue Service notified the Company of the disallowance of the deductibility of the write-off of a $10.5 million promissory note taken during the 2003 tax year. On August 8, 2007, the Company agreed to a settlement with the Internal Revenue Service. The settlement resulted in a reduction of the Company’s net operating loss carryforward by $4,945,467 on which the Company had previously recorded a full valuation allowance.
At December 31, 2007, the Company had available unused net operating losses of $2,807,579 and tax credit carryforwards of approximately $223,184 that may be applied against future taxable income and that expire from 2008 to 2025. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2007, the Company had a valuation allowance of $3,099,515 established against unused U.S. net operating loss carryforwards of $2,807,579 and tax credits of $223,184 as utilization of these tax attributes is not assured in the United States. In addition, at December 31, 2007, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested.
NOTE 9 — STOCK BASED COMPENSATION
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In 2002, the Company’s stockholders authorized an additional 2,000,000 shares available for grant under the Plan. In connection with the shares that could be issued under the Plan, the Company filed a registration statement on Form S-8. Such registration statement also covered certain options granted prior to the Merger, which were not granted under the Plan (“Outside Plan Stock Options”).
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
The maximum number of shares of Class A common stock with respect to which awards may be granted to any individual participant under the Stock Incentive Plan during each of the Company’s fiscal years will not exceed 1,500,000 shares of Class A common stock, subject to certain adjustments.
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. During the year ended December 31, 2007, options to purchase 2,490,782 shares of Class A common stock were granted under the Stock Incentive Plan. At December 31, 2007, there were options to purchase 4,472,282 shares of Class A common stock outstanding consisting of 4,162,282 Plan options and 310,000 Outside Plan Stock Options. There were options to purchase 2,506,157 shares of Class A common stock that were exercisable as of December 31, 2007 which included 310,000 Outside Plan Stock Options.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price

Outstanding, December 31, 2005	2,150,750	$0.21-$0.50	$0.32
Granted	250,000	0.31	0.31
Exercised	(12,000)	0.21	0.21
Cancelled	(400,750)	0.21 — 0.49	0.35

Outstanding, December 31, 2006	1,988,000	$0.21-$0.50	$0.32
Granted	2,490,782	0.31-0.35	0.34
Exercised	—	—	—
Cancelled	(6,500)	0.21	0.21

Outstanding, December 31, 2007	4,472,282	$0.21-$0.50	$0.33

The following table summarizes options exercisable at December 31, 2007:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

December 31, 2006	1,738,500	$0.21 — $0.50	$0.32	358,235	7.53 years
December 31, 2007	2,506,157	$0.21 — $0.50	$0.32	593,953	7.21 years
The following table summarizes non-vested options:

Option
Shares
December 31, 2006	249,500
Granted	2,490,782
Cancelled	—
Vested	(774,157)

December 31, 2007	1,966,125

Included within Selling, general and administrative expense for the twelve months ended December 31, 2007 and December 31, 2006 is $164,597 and $86,665, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the table below. Because closed-form valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from general practices used by other companies in the software industry and estimates by the Company of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006
Risk-free interest rate	4.80%	4.64%
Dividend yield	0.00%	0.00%
Volatility factor	67.31%	67.88%
Expected lives	5 years	5 years

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — MAJOR CUSTOMERS
For the years ended December 31, 2007 and 2006, the Company had sales to a single customer aggregating $4,220,835 (20% of total revenues) and $5,020,637 (39% of total revenues), respectively. Such customer represents 21% and 41% of software sales, service fee and license fee revenues for the years ended December 31, 2007 and 2006, respectively. The Company had receivables from this single customer of $411,796 (13% of trade accounts receivable, net) and $383,900 (11% of the trade accounts receivable, net) as of December 31, 2007 and December 31, 2006, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2008. The loss of this customer would have a substantial negative impact on the Company.
NOTE 11 — RETIREMENT PLAN
The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers certain eligible U.S., full-time employees. The Company matches 50% of participant contributions up to 6% of participant compensation for U.S. employees. The Company made contributions of $51,379 in 2007 and $64,422 in 2006. The Company maintains a defined contribution plan for its U.K. employees. The Company matches for U.K. employees up to 100% of participant contributions up to 4% or 5% dependent on the U.K. office location. The Company made contributions of approximately $206,392 in 2007 and $68,516 in 2006 for U.K. employees.
NOTE 12 —SEGMENT INFORMATION
The Company designs, develops, markets and supports billing and data management software and services. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has four reportable segments, Electronic Invoice Management (“EIM”), Telemanagment (“Telemanagement”), Hosted Voice Over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). These segments are managed separately because the services provided by each segment require different technology and marketing strategies.
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reconciling items for operating income (loss) on the following table represent corporate expenses and depreciation. Included in the long-lived assets in the reconciling items for 2006 is $3,000,000 of restricted cash being used as collateral.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents selected financial results by business segment:

	Electronic
	Invoice			Patent	Reconciling
2007	Management	Telemanagement	VoIP	Enforcement	Amounts	Consolidated

Net revenues	$14,435,046	$5,865,036	$145,321	$899,519	$—	$21,344,922
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	12,052,944	3,502,410	(45,583)	(880,297)	—	14,629,474
Depreciation and Amortization	1,919,797	56,759	117,251	22,990	23,522	2,140,319

Income (loss) from operations	3,250,671	329,151	(2,195,016)	(903,287)	(1,481,261)	(999,742)
Long-lived assets	11,041,480	61,149	787,576	944,891	164,917	13,000,013

2006

Net revenues	$6,595,752	$5,692,712	$—	$522,921	$—	$12,811,385
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	5,170,166	3,662,714	—	(427,812)	—	8,405,068
Depreciation and Amortization	971,530	46,752	—	22,990	23,427	1,064,699

Income (loss) from operations	1,517,998	(341,933)	—	(450,802)	(2,073,224)	(1,347,961)
Long-lived assets	13,388,333	752,331	—	840,802	3,066,421	18,047,887
The following table presents selected financial results by geographic location based on location of customer:

2007	United States	United Kingdom	Consolidated

Net revenues	$6,434,099	$14,910,823	$21,344,922
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,269,789	11,359,685	14,629,474
Depreciation and Amortization	1,008,364	1,131,955	2,140,319
Income / (loss) from operations	(2,191,032)	1,191,290	(999,742)
Long-lived assets	2,519,349	10,480,664	13,000,013

2006

Net revenues	$7,357,947	$5,453,438	$12,811,385
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	4,770,056	3,635,012	8,405,068
Depreciation and Amortization	1,004,888	59,811	1,064,699
Income from operations	(1,579,743)	231,782	(1,347,961)
Long-lived assets	5,602,795	12,445,092	18,047,887

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 —RELATED PARTY TRANSACTIONS
As of February 7, 2006, Fairford, the record holder of 2,371,244 shares of Class B common stock representing approximately 84% of the 2,833,334 issued and outstanding shares of Class B common stock, notified the Company of its election to convert all of the issued and outstanding shares of Class B common stock into shares of Class A common stock in accordance with the procedures set forth in the Certificate of Incorporation. Mr. Salah Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, was deemed to be the indirect beneficial owner of 2,371,244 shares of Class B common stock held by Fairford, as a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Pursuant to the Certificate of Incorporation, the foregoing conversion of shares of Class B common stock into shares of Class A common stock was effective as of March 31, 2006. The Company determined that, as of March 31, 2006, the unaudited Net Book Value of the Tracking LLC was $271,482.69. Therefore, 2,833,334 shares of Class B common stock were converted into 1,100,812 shares, excluding fractional shares, of Class A common stock, of which 921,279 shares of Class A common stock were issued to an entity controlled by Mr. Osseiran, a director and majority stockholder of the Company, and 68,838 shares were issued directly to, and to entities controlled by, Mr. Garrison, the Company’s director. The number of shares of Class A common stock issued upon conversion of Class B common stock was calculated using 88% of an average market price of Class A common stock of approximately $0.2803 (i.e. $0.24662).
During the fiscal year ended December 31, 2007 options to purchase 100,000 shares of the Company’s Class A common stock, at an exercise price of $0.34 per share and options to purchase 340,782 shares of the Company’s Class A common stock, at an exercise price of $0.35 per share, were granted to Mr. Birbeck, the Company’s Chairman of the Board of Directors, Chief Executive Officer, and President. The option grant of 340,782 shares vested immediately upon grant and the grant of 100,000 shares vests ratably over three years on the anniversary date of the grant. During the fiscal year ended December 31, 2006, options to purchase 250,000 shares of the Company’s Class A common stock, at an exercise price of $0.31 per share, were granted to Mr. Birbeck, the Company’s Chairman of the Board of Directors, Chief Executive Officer, and President. The options vested immediately upon grant.
During the fiscal year ended December 31, 2007, options to purchase 300,000 shares of the Company’s Class A common stock, at an exercise price of $0.34 per share, were granted to Mr. Hanuschek, the Company’s Chief Financial Officer. The options vest ratably over three years on the anniversary date of the grant.
On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. The expense related to the Stock Warrants of $85,273 was recorded in the year ended December 31, 2006 as deferred finance costs. As of February 16, 2007, prior to the issuance of the Warrant, Fairford beneficially owned 59% of the Company’s outstanding Common Stock and Fairford Scandinavia did not own any of the Company’s securities. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia.
During the fiscal year ended December 31, 2007 Messrs. Garrison, Armitage, Osseiran, Dahl, and Grein were each granted options to purchase 100,000 shares of the Company’s Class A common stock, at an exercise price

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of $0.34 per share. Messrs. Garrison, Armitage, Osseiran, Dahl, and Grein are on the Company’s board of Directors.
The Company incurred $51,200 in fees and $6,052 in expenses associated with Board of Directors activities in 2007 and $60,000 in fees and $11,079 in expenses associated with Board of Directors activities in 2006.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 8A(T). Controls and Procedures
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
Management’s Report on Internal Control over Financial Reporting
The management of CTI Group (Holdings) Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment, it believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 8B. Other Information
On December 12, 2007, it was determined that revised future sales projections attributable to certain product enhancements for the Company’s SmartBill® product (“Product Enhancements”) resulted in a net realizable value of $0, which was less than the carrying value of $199,374 of such Product Enhancements; as a result, the Company will record a corresponding impairment charge of $199,374 in the fourth quarter of 2007. There were no cash expenditures made in 2007 which were associated with the Product Enhancements. The Company anticipates there will be no future cash expenditures related to the impairment of the Product Enhancements.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2008 Annual Stockholders’ Meeting (“2008 Annual Meeting”) to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days of the Company’s fiscal year ended December 31, 2007.
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
Item 10. Executive Compensation
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2008 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2007.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2008 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2007.
Item 12. Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2008 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2007.

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
     3.3 Certificate of Amendment of the Certificate of Incorporation dated November 16, 1995 incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.
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
     4.3 First Modification of Loan Documents dated November 13, 2007, by and between CTI Group (Holdings) Inc. and National City Bank incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.
     4.4 First Amended and Restated Revolving Line of Credit Promissory Note dated November 13, 2007, by and between CTI Group (Holdings) Inc. and National City Bank incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

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
     10.22 Chief Executive Employment Agreement between John Birbeck and CTI Group (Holdings) Inc. dated September 13, 2005, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.23 CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Appendix III to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 23, 2005. *
     10.24 Form of Incentive Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.3 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.25 Form of Nonqualified Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.26 Form of Stock Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

     10.27 Separation agreement between Bradley Houlberg and CTI Group (Holdings) Inc. dated October 20, 2005 incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on October 26, 2005. *
     10.28 Compensation arrangements for the Board of Directors of CTI Group (Holdings) Inc. incorporated by reference to Exhibit 10.2 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.29 Stock option grant to Salah Osseiran on July 13, 2005 incorporated by reference to the Current Report of Form 8-K filed with the Securities and Exchange Commission on July15, 2005. *
     10.30 Stock option grant to Manfred Hanuschek on October 11, 2005 incorporated by reference to the Current Report of Form 8-K filed with the Securities and Exchange Commission on October 14, 2005. *
     10.31 Office Lease dated October 18, 2006, between DH Realty, LLC and CTI Group (Holdings) Inc. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.
     10.32 Tenancy Agreement dated February 8, 2006, between European Settled Estates PLC Ryder Systems Limited incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on April 2, 2007.
     10.33 Share Transfer Agreement, dated December 22, 2006, between CTI Data Solutions Limited, Ryder Systems Trustee Limited, Susan Patricia Haworth and Messrs. Paul Ryder Systems Limited. Haworth, Andrew Wilson and David Latham incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
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
     10.38 Reaffirmation of Guaranty dated November 13, 2007, by and between the subsidiaries of CTI Group (Holdings) Inc. and National City Bank Bank incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.
     11.1 Statement re computation of per share earnings, incorporated by reference to Note 1 to Consolidated Financial Statements
     14.1 Code of Ethics incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.
     21.1 List of subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2007.
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

Item 14. Principal Accountant Fees and Services
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2008 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2007.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Group (Holdings) Inc.
By:	/s/ John Birbeck
	Name:	John Birbeck
	Title:	Chairman, President and Chief Executive Officer
Date: March 28, 2008
In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2008	/s/ John Birbeck
Date	John Birbeck
Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 28, 2008	/s/ Manfred Hanuschek
Date	Manfred Hanuschek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 28, 2008	/s/ Harold Garrison
Date	Harold Garrison,
Member, Board of Directors

March 28, 2008	/s/ Rupert D. Armitage
Date	Rupert D. Armitage
Member, Board of Directors

March 28, 2008	/s/ Bengt Dahl
Date	Bengt Dahl
Member, Board of Directors

March 28, 2008	/s/ Thomas Grein
Date	Thomas Grein
Member, Board of Directors

March 28, 2008	/s/ Salah Osseiran
Date	Salah Osseiran
Member, Board of Directors