Form 10-Q
period 2008-03-31
CTI GROUP HOLDINGS INC
filed 2008-05-14
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-10560
CTI GROUP (HOLDINGS) INC.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0308583

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
333 North Alabama Street, Suite 240, Indianapolis, IN 46204
(Address of principal executive offices) (zip code)
(317) 262-4666
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 8, 2008, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of May 8, 2008, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking” statements. CTI Group (Holdings) Inc. and its subsidiaries (the “Company”) include this cautionary statement regarding forward-looking statements for the express purpose of using protections of the safe-harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or board of directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words “anticipate”, “expect”, “may”, “project”, “intend”, “believe”, or similar expressions.
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Quarterly Report to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to successfully enter the Hosted Voice and Video over Internet Protocol applications market, ability to protect the Company’s patented technology, ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-Q.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$640,741	$555,839
Trade accounts receivable, less allowance for doubtful accounts of $87,746 and $71,237, respectively	3,998,513	3,230,674
Note and settlement receivable — short term	404,485	384,847
Prepaid expenses	381,580	406,578
Deferred financing costs	109,913	116,532
Other current assets	56,894	41,271

Total current assets	5,592,126	4,735,741

Long term settlement receivable — net of current portion	874,701	906,751
Property, equipment, and software, net	1,777,515	1,725,353
Deferred financing costs — long term	122,189	95,074
Intangible assets, net	5,115,236	5,289,545
Goodwill	4,896,990	4,896,990
Other assets	86,300	86,300

Total assets	$18,465,057	$17,735,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$629,447	$577,541
Accrued expenses	1,755,499	1,724,212
Accrued wages and other compensation	845,483	973,700
Deferred revenue	1,588,805	1,390,228
Income tax payable	588,337	365,967
Deferred income tax liability	182,121	199,417

Total current liabilities	5,589,692	5,231,065

Note payable — long term	3,205,000	2,600,000
Lease incentive — long term	204,410	233,114
Deferred revenue — long term	6,295	10,769
Deferred income tax liability — long term	1,203,461	1,254,142

Total liabilities	10,208,858	9,329,090

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at March 31, 2008 and at December 31, 2007	291,783	291,783
Additional paid-in capital	25,668,762	25,639,384
Accumulated deficit	(17,631,346)	(17,452,605)
Other comprehensive income — foreign currency translation	119,143	120,245
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	8,256,199	8,406,664

Total liabilities and stockholders’ equity	$18,465,057	$17,735,754

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues:
Software sales, service fee and license fee revenue	$5,339,212	$5,054,560
Patent license fee and enforcement revenues	—	—

	5,339,212	5,054,560

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,208,118	1,160,398
Patent license fee and enforcement cost	134,103	68,734
Selling, general and administration	2,423,031	2,685,286
Research and development	1,091,692	1,040,002
Depreciation and amortization	427,644	532,875

Income / (loss) from operations	54,624	(432,735)

Other expense
Interest expense	67,851	118,782
Other expense	14,290	—

Total other expense	82,141	118,782

Loss before income taxes	(27,517)	(551,517)

Tax expense	151,224	31,379

Net loss	(178,741)	(582,896)

Other comprehensive loss
Foreign currency translation adjustment	(1,102)	(3,805)

Comprehensive loss	$(179,843)	$(586,701)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(178,741)	$(582,896)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Provision for doubtful accounts	16,483	41,031
Deferred income taxes	(66,177)	(15,581)
Depreciation and amortization	427,644	532,875
Amortization of deferred financing fees	64,777	47,299
Recognition of rent incentive benefit	(3,333)	41,844
Stock option grant expense	29,378	35,504
Loss on disposal of property and equipment	11,812	6,056
Changes in operating assets and liabilities:
Trade receivables	(779,154)	104,441
Note and settlement receivables	12,411	20,818
Prepaid expenses	25,415	157,745
Income taxes	218,800	57,147
Other assets	(15,541)	14,988
Accounts payable	51,649	192,368
Accrued expenses	(80,639)	(355,536)
Accrued wages and other compensation	(128,485)	(226,937)
Deferred revenue	192,685	(287,795)

Cash used in operating activities	(201,016)	(216,629)

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(320,311)	(260,605)
Reduction in acquisition cost	—	24,296
Proceeds from sale of property and equipment	—	6,600
Increase in restricted cash	—	(170,759)

Cash used in investing activities	(320,311)	(400,468)

Cash flows provided by / (used in) financing activities:
Borrowings under credit agreements	1,180,000	76,415
Repayments under credit agreements	(575,000)	(600,000)

Cash provided by / (used in) financing activities	605,000	(523,585)

Effect of foreign currency exchange rates on cash and cash equivalents	1,229	(1,713)

Increase / (decrease) in cash and cash equivalents	84,902	(1,142,395)

Cash and cash equivalents, beginning of period	555,839	1,691,349

Cash and cash equivalents, end of period	640,741	548,954

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
The Company is comprised of the following business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Patent Enforcement Activities (“Patent Enforcement”) and Hosted Voice and Video over Internet Protocol (“VoIP”). In 2007, the Company added VoIP as a segment and intends to increase resources and focus on the VoIP segment. EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2007 and 2006 and the notes thereto included in the Company’s Forms 10-KSB as filed with the SEC.
Amortization expense of developed software amounted to $116,034 and $201,363 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $59,353 and $182,437 in interest related to the Company’s notes’ payable for the three months ended March 31, 2008 and 2007, respectively.
NOTE 3: Long-Term Debt Obligations
Outstanding borrowings under the revolving loan bear interest at the lesser of the bank’s prime rate of interest or LIBOR plus 2.50% payable monthly. The interest rate as of March 31, 2008 was 5.04%. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $605,000 at March 31, 2008. Available under the revolving loan on March 31, 2007 was $1,113,107. The carrying amount of receivables and cash that served as collateral for borrowings totaled $1,718,107 at March 31, 2008. The available amount under the revolving loan facility is the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Borrowings under the revolving loan are subject to certain financial covenants including (a) minimum consolidated funded debt ratio, (b) minimum consolidated net worth, and (c) minimum consolidated debt service coverage ratio and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) agreed to provide a guarantee to cure, fund or provide credit support for any over advance under the line of credit. As of March 31, 2008, Fairford beneficially owned 63.2% of the Company’s outstanding Common Stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford.
The Company entered into an acquisition loan (the “Acquisition Loan”) agreement on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (4.54% at March 30, 2007) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at March 31, 2008.
NOTE 4: New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption did not have a material affect on the Company’s financial statements. See further discussion in Note 9.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption had no affect on the Company’s financial statements.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
NOTE 5: Basic and Diluted Net Income Per Common Share
Net income per common share is computed in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options.

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Net income / (loss)	$(178,741)	$(582,896)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021

Basic:
Net income / (loss) per share	$(0.01)	$(0.02)

Weighted average common shares outstanding	29,038,021	29,038,021

Diluted:
Net income / (loss) per share	$(0.01)	$(0.02)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

For the three months ended March 31, 2008 and March 31, 2007, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the three months ended March 31, 2008 and 2007, would have been 80,990 and 233,988, respectively.
NOTE 6: Stock Based Compensation
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
The Company was authorized to issue 4,600,000 shares of Class A common stock under the Plan of which 33,968 were available for grant as of March 31, 2008. On December 8, 2005, the Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders. The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan.
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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 3,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. At March 31, 2008, there were outstanding options to purchase 30,000 shares of Class A common stock that were granted prior to February 12, 2001 and options to purchase 250,000 shares of Class A common stock that were granted outside the plan on October 9,2007 (“Outside Plan Options”), options to purchase 1,671,500 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 2,490,782 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan. At March 31, 2008, options to purchase 3,109,484 shares of Class A common stock were exercisable, which included the Outside Plan Options, options to purchase 1,855,375 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 974,109 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, December 31, 2007	4,472,282	$0.21 - $0.50	$0.33
Granted	—	—	—
Exercised	—	—	—
Cancelled	30,000	—	—

Outstanding, March 31, 2008	4,442,282	$0.21 - $0.50	$0.33

The following table summarizes options exercisable at March 31, 2008:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

March 31, 2008	3,109,484	$0.21 - $0.50	$0.33	623,331	7.43 years
The following table summarizes non-vested options:

Option
Shares
December 31, 2007	1,966,125
Granted	—
Cancelled	—
Vested	(633,327)

March 31, 2008	1,332,798

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the foregoing table. Because closed-form valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from general practices used by other companies in the software industry and estimates by the Company of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The volatility, dividend yield, risk free interest rate, and expected life used for the 1,900,000 options granted on February 16, 2007 are 67.00%, 0.00%, 4.68%, and 5 years, respectively.
On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A Common Stock

(“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank for a one year period. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. The Company granted an additional Warrant on April 14, 2008 to Fairford to purchase shares of Class A Common Stock based on the interest rate savings (the “Additional Warrant”).
Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Common Stock at the exercise price of $0.22 per share, subject to adjustments as described in the warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. As of February 16, 2007, prior to the issuance of the Original Warrant, Fairford beneficially owned 61% of the Company’s outstanding Common Stock and Fairford Scandinavia did not own any of the Company’s securities. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. As of March 31, 2008 the Original Warrant was outstanding. The Original Warrant and Additional Warrant were issued outside of the Stock Incentive Plan and vested immediately upon grant. The expense related to the Original Warrant was charged to deferred financing fees since it was related to obtaining the revolving loan and the Acquisition Loan.
Included within selling, general and administrative expense for the three months ended March 31, 2008 and March 31, 2007 was $29,378 and $35,504, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 7: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of March 31, 2008, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.
NOTE 8: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 9: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2008, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. . As of March 31, 2008 and March 31, 2007, the Company had $25,670 and $0 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized.. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties as of March 31, 2008.
As of March 31, 2008 and March 31, 2007, the Company had $151,224 and $31,379 of income tax expense, respectively, primarily related to the United Kingdom operations.

NOTE 10: Segment Information
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has four reportable segments, EIM, Telemanagement, VoIP, and Patent Enforcement.
In 2007, the Company added the fourth segment VoIP and increased resources and focus on the VoIP segment in 2007 and anticipates to maintain the focus thereafter. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.
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
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2008 and 2007 is shown in the following table.

	For Three Months Ended March 31, 2008
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,946,345	$1,363,561	$29,306	$—	$—	$5,339,212
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,381,765	782,612	(33,283)	(134,103)	—	3,996,991
Depreciation and Amortization	333,592	12,411	68,853	5,748	7,040	427,644

Income (loss) from operations	1,246,891	39,731	(729,206)	(139,851)	(362,941)	54,624
Long-lived assets	10,884,343	51,333	843,758	907,093	186,404	12,872,931

	For Three Months Ended March 31, 2007
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,643,654	$1,410,906	$—	$—	$—	$5,054,560
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,018,886	875,276	—	(68,734)	—	3,825,428
Depreciation and Amortization	497,578	13,439	10,943	5,748	5,167	532,875

Income (loss) from operations	823,467	126,876	(613,771)	(74,482)	(694,825)	(432,735)
Long-lived assets	12,604,853	910,805	428,445	835,054	3,243,116	18,022,273
The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2008
	United	United
	States	Kingdom	Consolidated

Revenues	$1,203,843	$4,135,369	$5,339,212

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	751,752	3,245,239	3,996,991
Depreciation and Amortization	168,032	259,612	427,644
Income / (loss) from operations	(532,479)	587,103	54,624
Long-lived assets	2,645,724	10,227,207	12,872,931

	For Three Months Ended March 31, 2007
	United	United
	States	Kingdom	Consolidated

Revenues	$1,396,767	$3,657,793	$5,054,560
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,000,919	2,824,509	3,825,428
Depreciation and Amortization	256,924	275,951	532,875
Income / (loss) from operations	(743,311)	310,576	(432,735)
Long-lived assets	5,958,865	12,063,408	18,022,273

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Company is comprised of four business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Hosted Voice and Video over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). In 2007, the Company increased resources and focus on the VoIP segment. EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and enforcement revenues.
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations. The VoIP segment is a new segment which the Company believes offers the most growth opportunity; however, there can be no assurances that the Company will be successful in the VoIP market. The Company believes it is able to develop and market its VoIP products with its current resources and will not need to incur incremental costs to support this segment. The Company reported revenue in the EIM segment of $3.9 million and $3.6 million in the three months ended March 31, 2008 and 2007, respectively. For the Telemanagement segment, the Company recorded revenues of $1.4 million and $1.4 million in the three months ended March 31, 2008 and 2007, respectively. The Patent Enforcement segment recorded no revenue in the three months ended March 31, 2008 and 2007. Revenue of $29 thousand and $0 was recognized for the VoIP segment in the three months ended March 31, 2008 and 2007, respectively.
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
Due to the profitability and revenue per user advantage possible by delivering such managed and hosted service offerings that do not require expensive equipment, providers not only look at acquiring new customers but converting legacy customers onto the NGN platform. The Company believes that this conversion process is significant. Many legacy features and functions are not available on NGN platforms, primarily due to the immaturity of the service delivery model.

The Company’s hosted voice and video over IP applications help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. The Company is marketing its two applications, emPulse, web-based communications traffic analysis solution, and SmartRecord® IP, which enables service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products in the first quarter of 2007. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business. The Company’s future success is directly related to the successful market penetration of emPulse and SmartRecord® IP.
Financial Condition
In the three months ended March 31, 2008, the Company experienced a change in its financial condition as a result of a net loss of $178,741. The change was primarily attributable to an increase in tax due to the profitable operations in the United Kingdom and the unprofitable operations in the United States. The Company is in a tax paying position in the United Kingdom and in a tax loss position in the United States. The tax benefit in the United States has no impact on the Company’s statement of operations due to a valuation allowance placed on the Company’s US net operating loss carryforward.
At March 31, 2008, cash and cash equivalents were $640,741 compared to $555,839 at December 31, 2007, and such increase was primarily attributable to timing of the collections and on the paydown of the Company’s debt. Cash used in the three months ended March 31, 2008 by operating activities amounted to $201,016 which was primarily related to the net operating loss and the large increase in the accounts receivable. Cash provided in financing activities was primarily related to the draw on the revolving loan. Cash utilized in investing activities of $320,311 related to additions to property, equipment and software of $320,311. The Company realized an improvement in net current assets (current assets less current liabilities) of $497,758 which was primarily attributable to the aforementioned increases in cash and cash equivalents and accounts receivable. The Company realized deterioration in stockholders’ equity of $150,465 primarily as a result of the net loss reported for the three months ended March 31, 2008. The Company generates approximately 77% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved slightly, by less than .1% in relation to the US dollar in the three months ended March 31, 2008.
Results of Operations (Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007)
Revenues
Revenues from operations for the three months ended March 31, 2008 increased $284,652, or 5.6%, to $5,339,212 as compared to $5,054,560 for the three months ended March 31, 2007. The increase in revenue was primarily due to the project revenue recognized from the UK EIM segment. The EIM segment revenues increase of $302,691 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily related to the UK EIM segment project revenue. Telemanagement segment revenues decreased $47,345 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The Patent Enforcement segment revenues were $0 for the three months ended March 31, 2008 and March 31, 2007. The Company does not realize revenues from the Patent Enforcement segment on a consistent basis due to the nature and volatility of the patent enforcement process. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 16.8% of the revenues for the three months ended March 31, 2008 and 22.0% for the three months ended March 31, 2007. The decrease in the percentage was primarily the result of an increase in other revenue along with a decrease in revenue recognized from this customer. The Company believes that the portion of revenue from this single EIM customer will continue to decline.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2008 increased $47,720, or 4.1%, to $1,208,118 as compared to $1,160,398 for the three months ended March 31, 2007. The increase was related to the increase in revenue. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 22.6% of revenue for the three months ended March 31, 2008 as compared to 23.0% of revenue for the three months ended March 31, 2007.

Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended March 31, 2008 increased by $65,369, or 95.1%, to $134,103 as compared to $68,734 for the three months ended March 31, 2007. The increase was primarily due to increased legal expense incurred related to an increase in patent enforcement activity during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended March 31, 2008 decreased $262,255, or 9.8%, to $2,423,031 compared to $2,685,286 for the three months ended March 31, 2007. The decrease was primarily attributable to reduced legal and professional fees.
Research and Development Expense
Research and development expense for the three months ended March 31, 2008 increased $51,690, or 5.0%, to $1,091,692 as compared to $1,040,002 for the three months ended March 31, 2007. The increase was primarily related to the increase in research and development costs in the UK EIM segment.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2008 decreased $105,231, or 19.7%, to $427,644 from $532,875 in the three months ended March 31, 2007. The decrease was primarily associated with the amortization of the first version of SmartBill® Connect being completed in December 2007.
Amortization expense of developed software amounted to $116,034 and $201,363 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $50,931, or 42.9%, to $67,851 for the three months ended March 31, 2008 compared to $118,782 for the three months ended March 31, 2007. The decrease in interest expense was associated with the lower balance of the Company’s revolving line of debt.
The Company realized a loss on disposal of equipment of $14,290 for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2008, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the three months ended March 31, 2008 and March 31, 2007 of $151,224 and $31,379, respectively, was due to the pre-tax income in the United Kingdom of $554,364 and $188,609, respectively.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, increased $84,902, or 15.3%, to $640,741 as of March 31, 2008 compared to $555,839 as of December 31, 2007. The increase in cash, cash equivalents, and short-term investments during the three months ended March 31, 2008 was predominately related to cash borrowed of $605,000 from the revolving loan and the timing of cash repaid.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 10 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the three months ended March 31, 2008 of $1,246,891, $39,731, $(729,206) and $(139,851), respectively. The Corporate Allocation expense generated an operating loss of $(362,941) for the three months ended March 31, 2008. The United States location generated a loss from operations for the three months ended March 31, 2008 of $(532,479) which was primarily associated with decreased revenues, expenses associated with the Corporate Allocation, and VoIP and Patent Enforcement segments losses. The United Kingdom location generated income from operations for the same period of $587,103.
Outstanding borrowings under the revolving loan bear interest at the lesser of the bank’s prime rate of interest or LIBOR plus 2.50% payable monthly. The interest rate as of March 31, 2008 was 5.04%. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $605,000 at March 31, 2008. Available under the revolving loan on March 31, 2007 was $1,113,107. The carrying amount of receivables and cash that served as collateral for borrowings totaled $1,718,107 at March 31, 2008. The available amount under the revolving loan facility is the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Borrowings under the revolving loan are subject to certain financial covenants including (a) minimum consolidated funded debt ratio, (b) minimum consolidated net worth, and (c) minimum consolidated debt service coverage ratio and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) agreed to provide a guarantee to cure, fund or provide credit support for any over advance under the line of credit. As of March 31, 2008, Fairford beneficially owned 63.2% of the Company’s outstanding Common Stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford.
The Company entered into an acquisition loan (the “Acquisition Loan”) agreement on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (4.54% at March 30, 2007) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at March 31, 2008.
Provisions under the revolving loan and Acquisition Loan require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, the issuance of guarantees and the payment of dividends. For example, subject to certain exceptions, the Company agreed under the loan agreement, among other matters, that, without the bank’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock incentive plan on a fully-diluted basis. The revolving loan and Acquisition Loan also contain financial covenants which require achievement of certain levels of financial performance including achievement of, among other things, a minimum consolidated funded debt ratio, consolidated net worth and consolidated debt service ratio. As of March 31, 2008, the Company was in compliance with the applicable covenants contained in the revolving loan and Acquisition Loan agreements.
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
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $899 thousand and $1.1 million in the three months ended March 31, 2008 and March 31, 2007, respectively (16.8% of revenue for the three months ended March 31, 2008 and 22.0% or revenue for the three months ended March 31, 2007). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. In 2007, the Company experienced a significant decrease in the processing for this customer and anticipates additional decreased processing revenue. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.

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
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 7. “Financial Statements — Notes to Consolidated Financial Statements — Note 1” in the Company’s Annual Report on Form10-KSB for the year ended December 31, 2007.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2008, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
Stock Based Compensation. The Company follows the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company uses the Black-Scholes-Merton formula and the modified prospective method and as such, results for prior periods have not been restated.
The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures.
Included within selling, general and administrative expense for the three months ended March 31, 2008 and March 31, 2007 was $29,378 and $35,504, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $118,000, $113,000, $14,000 and $0 for the fiscal years ending December 31, 2008, 2009, 2010 and 2011, respectively, of compensation costs for nonvested stock options previously granted to employees. See Item 1. “Financial Statements — Notes to Consolidated Financial Statements — Note 7” in this Quarterly Report on Form 10-Q for further information regarding the Company’s adoption of SFAS No. 123R.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption did not have a material affect on the Company’s financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption had no affect on the Company’s financial statements.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable

Item 4(T). Controls and Procedures.
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
The Company’s principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.
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
None
Item 3 - Defaults Upon Senior Securities.
None
Item 4 — Submission of Matters to a Vote of Security Holders.
None
Item 5 — Other Information.
None
Item 6 — Exhibits.
Exhibit 11.1 Statement re computation of per share earnings, incorporated by reference to Note 5 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q
Exhibit 31.1-Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2-Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer
Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Birbeck

John Birbeck	Date: May 14, 2008
Chief Executive Officer

/s/ Manfred Hanuschek

Manfred Hanuschek	Date: May 14, 2008
Chief Financial Officer