Form 10-Q
period 2008-06-30
CTI GROUP HOLDINGS INC
filed 2008-08-14
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 11, 2008, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of August 11, 2008, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

ITEM	PAGE
NO.	NO.

Forward Looking Statements	3

PART I — Financial Information
1. Financial Statements
Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	4
Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2008 and June 30, 2007	5
Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2008 and June 30, 2007	6
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and June 30, 2007	7
Notes to Consolidated Financial Statements (unaudited)	8-15
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24
3. Quantitative and Qualitative Disclosures about Market Risk	25
4(T). Controls and Procedures	26

PART II — Other Information

1. Legal Proceedings	27
2. Unregistered Sales of Equity Securities and Use of Proceeds	27
3. Defaults Upon Senior Securities	27
4. Submission of Matters to a Vote of Security Holders	27
5. Other Information	27
6. Exhibits	28
Class A common stock purchase warrant
Securities Purchase Agreement between Fairford Holdings Scandinavia AB and the Company
Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Section 1350 Certification of the Chief Executive Officer
Section 1350 Certification of the Chief Financial Officer

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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Quarterly Report to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to successfully enter the Hosted Voice and over Internet Protocol applications market, ability to protect the Company’s patented technology, ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-Q.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$460,995	$555,839
Trade accounts receivable, less allowance for doubtful accounts of $104,330 and $71,237, respectively	3,832,058	3,230,674
Note and settlement receivable — short term	413,175	384,847
Prepaid expenses	409,502	406,578
Deferred financing costs	121,380	116,532
Other current assets	53,796	41,271

Total current assets	5,290,906	4,735,741

Long term settlement receivable — net of current portion	767,591	906,751
Property, equipment, and software, net	1,795,026	1,725,353
Deferred financing costs — long term	70,347	95,074
Intangible assets, net	4,947,674	5,289,545
Goodwill	4,896,990	4,896,990
Other assets	85,854	86,300

Total assets	$17,854,388	$17,735,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$551,339	$577,541
Accrued expenses	1,719,002	1,724,212
Accrued wages and other compensation	1,309,268	973,700
Deferred revenue	1,627,533	1,390,228
Income tax payable	725,789	365,967
Deferred income tax liability	141,076	199,417

Total current liabilities	6,074,007	5,231,065

Note payable — long term	2,600,000	2,600,000
Lease incentive — long term	199,749	233,114
Deferred revenue — long term	3,406	10,769
Deferred income tax liability — long term	1,165,008	1,254,142

Total liabilities	10,042,170	9,329,090

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at June 30, 2008 and at December 31, 2007	291,783	291,783
Additional paid-in capital	25,782,488	25,639,384
Accumulated deficit	(18,184,758)	(17,452,605)
Other comprehensive income — foreign currency translation	114,848	120,245
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	7,812,218	8,406,664

Total liabilities and stockholders’ equity	$17,854,388	$17,735,754

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended
	June 30,
	2008	2007

Revenues:
Software sales, service fee and license fee revenue	$10,374,707	$10,256,163
Patent license fee and enforcement revenues	—	899,519

	10,374,707	11,155,682

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,441,448	2,497,519
Patent license fee and enforcement cost	381,314	690,720
Selling, general and administration	5,001,668	4,975,906
Research and development	2,098,727	2,111,546
Depreciation and amortization	816,081	1,087,572

Loss from operations	(364,531)	(207,581)

Other expense / (income)
Interest expense / (income)	121,233	224,746
Other expense	42,435	6,767

Total other expense / (income)	163,668	231,513

Loss before income taxes	(528,199)	(439,094)

Tax expense	203,954	94,845

Net loss	(732,153)	(533,939)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(5,396)	(13,704)

Comprehensive loss	$(737,549)	$(547,643)

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	June 30,
	2008	2007

Revenues:
Software sales, service fee and license fee revenue	$5,035,495	$5,201,603
Patent license fee and enforcement revenues	—	899,519

	5,035,495	6,101,122

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,233,330	1,337,121
Patent license fee and enforcement cost	247,211	621,986
Selling, general and administration	2,578,637	2,290,620
Research and development	1,007,035	1,071,544
Depreciation and amortization	388,437	554,697

Income / (loss) from operations	(419,155)	225,154

Other expense / (income)
Interest expense / (income)	53,382	105,964
Other expense	28,145	6,767

Total other expense / (income)	81,527	112,731

Income / (loss) before income taxes	(500,682)	112,423

Tax expense	52,730	63,466

Net income / (loss)	(553,412)	48,957

Other comprehensive income / (loss)
Foreign currency translation adjustment	(4,294)	(9,899)

Comprehensive income / (loss)	$(557,706)	$39,058

Basic and diluted net income / (loss) per common share	$(0.02)	$0.00

Basic weighted average common shares outstanding	29,038,021	29,038,021
Diluted weighted average common shares outstanding	29,038,021	29,631,896
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(732,153)	$(533,939)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Provision for doubtful accounts	16,489	43,299
Deferred income taxes	(147,779)	(67,490)
Depreciation and amortization	816,081	1,087,572
Amortization of deferred financing fees	110,073	94,597
Recognition of rent incentive benefit	(7,993)	38,553
Stock option grant expense	143,104	84,681
Loss on disposal of property and equipment	42,435	6,767
Changes in operating assets and liabilities:
Trade receivables	(608,089)	55,586
Note and settlement receivables	110,832	(421,843)
Prepaid expenses	(2,066)	121,167
Income taxes	312,058	317,414
Other assets	(12,072)	26,087
Accounts payable	(27,068)	147,475
Accrued expenses	(124,045)	(224,308)
Accrued wages and other compensation	333,835	128,188
Deferred revenue	225,257	(216,317)

Cash provided by operating activities	448,899	687,489

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(576,540)	(418,108)
Reduction in acquisition cost	—	41,032
Proceeds from sale of property and equipment	—	6,600
Increase in restricted cash	—	(328,903)

Cash used in investing activities	(576,540)	(699,379)

Cash flows provided by / (used in) financing activities:
Borrowings under credit agreements	2,335,000	406,415
Repayments under credit agreements	(2,335,000)	(1,500,000)

Cash provided by / (used in) financing activities	—	(1,093,585)

Effect of foreign currency exchange rates on cash and cash equivalents	32,797	(8,205)

Decrease in cash and cash equivalents	(94,844)	(1,113,680)

Cash and cash equivalents, beginning of period	555,839	1,691,349

Cash and cash equivalents, end of period	460,995	577,669

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
The Company is comprised of the following business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Hosted Voice over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). In 2007, the Company added VoIP as a segment and intends to increase resources and focus on the VoIP segment. EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while driving internal efficiencies into their invoice receipt, validation, approval and payment workflow processes. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2007 and 2006 and the notes thereto included in the Company’s Form 10-KSB as filed with the SEC.
Amortization expense of developed software amounted to $219,323 and $417,203 for the six months ended June 30, 2008 and 2007, respectively. Amortization expense of developed software amounted to $103,289 and $215,840 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $85,110 and $318,661 in interest related to the Company’s notes payable for the six months ended June 30, 2008 and 2007, respectively.
NOTE 3: Long-Term Debt Obligations
The Company has available a revolving loan facility with a bank equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable, and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at the lesser of the bank’s prime rate of interest or LIBOR plus 2.50% payable monthly which amounted to 4.98% as of June 30, 2008. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $0 at June 30, 2008. Available for borrowing under the revolving loan on June 30, 2008 was $2,069,501. The carrying amount of receivables and cash that served as collateral for borrowings totaled $2,069,501 at June 30, 2008. Borrowings under the revolving loan are subject to certain financial covenants including (a) minimum consolidated funded debt ratio, (b) minimum consolidated net worth, and (c) minimum consolidated debt service coverage ratio and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) agreed to provide a guarantee to cure, fund or provide credit support for any over advance under the revolving loan facility. As of June 30, 2008, Fairford beneficially owned 63.9% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford.
The Company entered into an acquisition loan (the “Acquisition Loan”) agreement on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (4.48% at June 30, 2008) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at June 30, 2008.
NOTE 4: New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption did not have a material effect on the Company’s financial statements. See further discussion in Note 9.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157 as it relates to financial assets and financial liabilities had no effect on the Company’s financial statements. The Company has not determined the effect, if any, of the adoption of FSP 157-2 on the Company’s financial statements.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income / (loss)	$(553,412)	$48,957	$(732,153)	$(533,939)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	593,875	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,631,896	29,038,021	29,038,021

Basic:
Net income / (loss) per share	$(0.02)	$0.00	$(0.03)	$(0.02)

Weighted average common shares outstanding	29,038,021	29,026,021	29,038,021	29,038,021

Diluted:
Net income / (loss) per share	$(0.02)	$0.00	$(0.03)	$(0.02)

Weighted average common and common equivalent shares outstanding	29,038,021	29,631,896	29,038,021	29,038,021

For the three months and six months ended June 30, 2008 and the six months ended June 30, 2007, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the six months ended June 30, 2008 and 2007, would have been 65,214 and 293,944, respectively. Additional common shares to be issued, assuming exercise of stock options for the three months ended June 30, 2008, would have been 57,344.
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
On December 8, 2005, the Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan. On May 28, 2008, the Company’s stockholders approved the increase in the aggregate number of shares of Class A common stock authorized for issuance pursuant to the Stock Incentive Plan from 3,000,000 shares to 6,000,000 shares.
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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. As of June 30, 2008, there were 3,040,968 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. At June 30, 2008, there were outstanding options to purchase 30,000 shares of Class A common stock that were granted prior to February 12, 2001 and options to purchase 250,000 shares of Class A common stock that were granted outside the plan on October 9, 2007 (“Outside Plan Options”), options to purchase 1,664,500 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 2,490,782 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan. At June 30, 2008, options to purchase 3,097,987 shares of Class A common stock were exercisable, which included the Outside Plan Options, options to purchase 1,593,875 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 1,224,112 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan.
Information with respect to options is as follows:

		Exercise
		Price Range	Weighted Average
	Options Shares	Per Share	Exercise Price
Outstanding, December 31, 2007	4,472,282	$0.21 — $0.50	$0.33
Granted	—	—	—
Exercised	—	—	—
Cancelled	37,000	—	—

Outstanding, June 30, 2008	4,435,282	$0.21 — $0.50	$0.33

The following table summarizes options exercisable at June 30, 2008:

		Exercise Price Range	Weighted Average	Aggregate Intrinsic	Weighted Remaining
	Option Shares	Per Share	Exercise Price	Value	Contractual Term

June 30, 2008	3,097,987	$0.21 — $0.50	$0.33	651,784	7.19 years
The following table summarizes non-vested options:

Option Shares
December 31, 2007	1,966,125
Granted	—
Cancelled	—
Vested	(628,830)

June 30, 2008	1,337,295

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

On February 16, 2007, the Company and Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A Common Stock of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into the securities purchase agreement with Fairford Scandinavia and issued an additional warrant to Fairford Scandinavia to purchase shares of Class A Common Stock based on the interest rate savings (the “Additional Warrant”).
Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. As of February 16, 2007, prior to the issuance of the Original Warrant, Fairford beneficially owned 61% of the Company’s outstanding Class A common stock and Fairford Scandinavia did not own any of the Company’s securities. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant. The expense related to the warrants granted to Fairford Scandinavia was charged to deferred financing fees and amortized to interest expense for the three months ended June 30, 2008 and 2007 of $21,318 and $21,318, respectively, and the six months ended June 30, 2008 and 2007 of $42,637 and $42,637, respectively.
Included within selling, general and administrative expense for the three months ended June 30, 2008 and June 30, 2007 was $28,453 and $49,177, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2008 and June 30, 2007 was $57,831 and $84,681, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 7: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of June 30, 2008, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.
NOTE 8: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 9: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2008, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company adopted the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. As of June 30, 2008 and June 30, 2007, the Company had $32,229 and $0 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties as of June 30, 2008.
For the six months ended June 30, 2008 and June 30, 2007, the Company had $203,954 and $94,845, respectively, of income tax expense and for the three months ended June 30, 2008 and June 30, 2007, the Company had $52,730 and $63,466, respectively, of income tax expense primarily related to the United Kingdom operations.
NOTE 10: Segment Information
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has four reportable segments, EIM, Telemanagement, VoIP, and Patent Enforcement. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.
The Company added a fourth segment, VoIP, in 2007 and continues to invest significant resources in the VoIP segment. We cannot assure you that we will be successful in our efforts selling new VoIP software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.
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
Hosted Voice Over Internet Protocol: VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform.
Patent Enforcement: Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights.
Reconciling items for operating income (loss) in the table below represent corporate expenses and depreciation all of which are in the United States.
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Summarized financial information concerning the Company’s reportable segments for the six months and three months ended June 30, 2008 and 2007 is shown in the following table.

	For Six Months Ended June 30, 2008
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$7,278,559	$2,992,275	$103,873	$—	$—	$10,374,707
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	6,190,732	1,807,047	(64,520)	(381,314)	—	7,551,945
Depreciation and Amortization	612,179	24,289	153,917	11,495	14,201	816,081

Income (loss) from operations	1,980,104	251,256	(1,436,587)	(392,809)	(766,495)	(364,531)
Long-lived assets	10,547,782	45,727	1,047,053	794,236	128,684	12,563,482

	For Six Months Ended June 30, 2007
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$7,306,272	$2,853,236	$96,655	$899,519	$—	$11,155,682
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	6,062,486	1,724,962	(28,804)	208,799	—	7,967,443
Depreciation and Amortization	993,339	28,116	44,405	11,495	10,217	1,087,572

Income (loss) from operations	1,885,564	267,626	(1,181,355)	197,304	(1,376,720)	(207,581)
Long-lived assets	12,235,370	1,082,650	420,193	1,048,090	3,212,584	17,998,887

	For Three Months Ended June 30, 2008
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,332,214	$1,628,714	$74,567	$—	$—	$5,035,495
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,808,967	1,024,435	(31,237)	(247,211)	—	3,554,954
Depreciation and Amortization	278,587	11,878	85,064	5,747	7,161	388,437

Income (loss) from operations	733,213	211,525	(707,381)	(252,958)	(403,554)	(419,155)
Long-lived assets	10,547,782	45,727	1,047,053	794,236	128,684	12,563,482

	For Three Months Ended June 30, 2007
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,662,618	$1,442,330	$96,655	$899,519	$—	$6,101,122
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,043,600	849,686	(28,804)	277,533	—	4,142,015
Depreciation and Amortization	495,761	14,677	33,462	5,747	5,050	554,697

Income (loss) from operations	1,062,097	140,750	(567,584)	271,786	(681,895)	225,154
Long-lived assets	12,235,370	1,082,650	420,193	1,048,090	3,212,584	17,998,887

The following table presents net revenues by geographic location.

	For Six Months Ended June 30, 2008
	United States	United Kingdom	Consolidated

Revenues	$2,432,973	$7,941,734	$10,374,707

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,403,885	6,148,060	7,551,945
Depreciation and Amortization	322,001	494,080	816,081
Income (loss) from operations	(1,167,126)	802,595	(364,531)
Long-lived assets	2,435,424	10,128,058	12,563,482

	For Six Months Ended June 30, 2007
	United States	United Kingdom	Consolidated

Revenues	$3,801,088	$7,354,594	$11,155,682
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,343,512	5,623,931	7,967,443
Depreciation and Amortization	531,684	555,888	1,087,572
Income / (loss) from operations	(1,041,579)	833,998	(207,581)
Long-lived assets	6,013,246	11,985,641	17,998,887

	For Three Months Ended June 30, 2008
	United States	United Kingdom	Consolidated

Revenues	$1,229,130	$3,806,365	$5,035,495

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	652,133	2,902,821	3,554,954
Depreciation and Amortization	153,969	234,468	388,437
Income (loss) from operations	(634,647)	215,492	(419,155)
Long-lived assets	2,435,424	10,128,058	12,563,482

	For Three Months Ended June 30, 2007
	United States	United Kingdom	Consolidated

Revenues	$2,404,321	$3,696,801	$6,101,122
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,342,593	2,799,422	4,142,015
Depreciation and Amortization	274,760	279,937	554,697
Loss from operations	(298,268)	523,422	225,154
Long-lived assets	6,013,246	11,985,641	17,998,887

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Company is comprised of four business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Hosted Voice over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Since 2007, the Company has increased resources and focus on the VoIP segment. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and enforcement revenues.
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its UK operations. The VoIP segment is a new segment which the Company believes offers the most growth opportunity; however, there can be no assurances that the Company will be successful in the VoIP market. The Company believes it is able to develop and market its VoIP products with its current resources and will not need to incur incremental costs to support this segment. The Company reported revenue in the EIM segment of $3.3 million and $3.7 million in the three months ended June 30, 2008 and 2007, respectively and $7.3 million and $7.3 million for the six months ended June 30, 2008 and 2007, respectively. For the Telemanagement segment, the Company recorded revenues of $1.6 million and $1.4 million in the three months ended June 30, 2008 and 2007, respectively, and revenues for the six months ended June 30, 2008 and 2007 of $3.0 million and $2.9 million, respectively. The Patent Enforcement segment recorded revenue of $0 and $900 thousand in the three months ended June 30, 2008 and June 30, 2007, respectively, and $0 and $900 thousand for the six months ended June 30, 2008 and June 30, 2007, respectively. Revenue of $75 thousand and $97 thousand was recognized for the VoIP segment in the three months ended June 30, 2008 and June 30, 2007, respectively, and revenue of $104 thousand and $97 thousand was recorded for the six months ended June 30, 2008 and June 30, 2007, respectively .
The Company believes that as voice and data services continue to commoditize, service providers are seeking alternative business models to replace revenue lost directly as a result of pricing pressures. One such business model is the delivery of managed or hosted voice services.
Traditionally, organizations that required advanced voice services would purchase enabling communications hardware and software, operate and maintain this equipment, and depreciate the associated capital expense over time. The Company believes that this approach had two major disadvantages for such organizations. The first being that organizations would experience significant capital and operational expenditures related to acquiring these advanced services. The second being that the capabilities of the acquired equipment would not materially improve as voice service technology evolved.
Service providers recognized these challenges and began, as part of their next generation network (“NGN”) strategies, to deliver managed and hosted service offerings that don’t require the customer to purchase expensive equipment up-front and virtually eliminate the operational expenditures associated with managing and maintaining an enterprise-grade communications network. Service providers incrementally improve revenue by enabling competitive voice features while reducing costs by delivering these services on high-capacity, low-cost next generation networks.

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
The Company’s hosted voice over IP applications help eliminate customer resistance to conversion to the next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. The Company is marketing its two applications, emPulse, web-based communications traffic analysis solution, and SmartRecord® IP, which enables service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications also enable managed and hosted service customers of service providers to analyze voice and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products in the first quarter of 2007. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business. The Company’s future success is directly related to the successful market penetration of emPulse and SmartRecord® IP.
Financial Condition
In the six months ended June 30, 2008, the Company experienced a change in its financial condition as a result of a net loss of $732,153. The change was primarily attributable to unprofitable operations in the United States and an increase in tax due to the profitable operations in the United Kingdom. The Company is in a tax paying position in the United Kingdom and in a tax loss position in the United States. The tax benefit in the United States has no impact on the Company’s statement of operations due to a valuation allowance placed on the Company’s US net operating loss carryforward.
At June 30, 2008, cash and cash equivalents were $460,995 compared to $555,839 at December 31, 2007, and such decrease was primarily attributable to timing of the collections. Cash provided in the six months ended June 30, 2008 by operating activities amounted to $448,899 which was primarily related to the net operating loss of $732,153 being offset by $816,081 of non-cash depreciation and amortization and an increase in income taxes payable of $312,058. Cash utilized in investing activities of $576,540 related to additions to property, equipment and software. The Company realized a decline in net current assets (current assets less current liabilities) of $287,777 which was primarily attributable to the aforementioned decreases in cash and cash equivalents along with increases in accrued wages and other compensation of $335,568, deferred revenue of $237,305 and income taxes payable of $359,822 the increases in liabilities were partially off-set by a $601,384 increase in trade accounts receivable. The Company realized deterioration in stockholders’ equity of $594,446 primarily as a result of the net loss reported for the six months ended June 30, 2008. The Company generates approximately 77% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved slightly, by less than 0.4% in relation to the US dollar in the six months ended June 30, 2008.
Results of Operations (Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007)
Revenues
Revenues from operations for the six months ended June 30, 2008 decreased $780,975, or 7.0%, to $10,374,707 as compared to $11,155,682 for the six months ended June 30, 2007. The decrease in revenue was primarily due to no revenue recognized in connection with new license or settlement agreements associated with Patent Enforcement segment activities in the six months ended June 30, 2008 compared to $899,519 recognized in the six months ended June 30, 2007. The EIM segment revenues decreased by $27,713 or 0.4% to $7,278,559 for the six months ended June 30, 2008 compared to $7,306,272 for the six months ended June 30, 2007. Telemanagement segment revenues increased $139,039 or 4.9% to $2,992,275 for the six months ended June 30, 2008 compared to $2,853,236 for the six months ended June 30, 2007. VoIP segment revenues increased $7,218 or 7.5% to $103,873 for the six months ended June 30, 2008 compared to $96,655 for the six months ended June 30, 2007. The Company earns a substantial portion of its revenue from two EIM customers. These customers represented 17.2% and 10.4% of the total revenues for the six months ended June 30, 2008 and 20.0% and 11.2% for the six months ended June 30, 2007. The decrease in the percentage in the two largest customers was primarily the result of an increase in other revenue along with a decrease in revenue recognized from those customers. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base.
Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2008 decreased $56,071, or 2.2%, to $2,441,448 as compared to $2,497,519 for the six months ended June 30, 2007. The Company considers this small decrease to be consistent with the prior period. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 23.5% of revenue for the six months ended June 30, 2008 as compared to 24.4% of revenue for the six months ended June 30, 2007.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the six months ended June 30, 2008 decreased by $309,406, or 44.8%, to $381,314 as compared to $690,720 for the six months ended June 30, 2007. The decrease was primarily due to decreased contingent legal expense due to no settlements being entered into during the six months ended June 30, 2008 compared to $899,519 of revenue settlements being recognized in the six months ended June 30, 2007.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the six months ended June 30, 2008 increased $25,762, or 0.5%, to $5,001,668 compared to $4,975,906 for the six months ended June 30, 2007.
Research and Development Expense
Research and development expense for the six months ended June 30, 2008 decreased $12,819, or 0.6%, to $2,098,727 as compared to $2,111,546 for the six months ended June 30, 2007. Research and development costs that were capitalized during the six months ended June 30, 2008 and June 30, 2007 amounted to $406,508 and $176,876, respectively.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2008 decreased $271,491, or 25.0%, to $816,081 from $1,087,572 in the six months ended June 30, 2007. The decrease was primarily associated with the amortization of the first version of SmartBill® Connect being completed in December 2007.
Amortization expense of developed software amounted to $219,323 and $417,203 for the six months ended June 30, 2008 and 2007, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $103,513, or 46.1%, to $121,233 for the six months ended June 30, 2008 compared to $224,746 for the six months ended June 30, 2007. The decrease in interest expense was associated with the lower interest rates and outstanding borrowings under the Company’s revolving loan facility.
The Company realized a loss on disposal of equipment of $42,435 for the six months ended June 30, 2008 compared to $6,767 for the six months ended June 30, 2007. The increase in the loss was primarily related to the write-off of a customer relationship management software that the Company had purchased and then disposed of.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2008, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the six months ended June 30, 2008 and June 30, 2007 of $203,954 and $94,845, respectively, was due to the pre-tax income in the United Kingdom of $724,178 and $587,901, respectively.
Results of Operations (Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007)
Revenues
Revenues from operations for the three months ended June 30, 2008 decreased $1,065,627, or 17.5%, to $5,035,495 as compared to $6,101,122 for the three months ended June 30, 2007. The decrease in revenue was primarily due to no revenue recognized in the Patent Enforcement segment for the three months ended June 30, 2008 compared to

$899,519 recognized for the three months ended June 30, 2007. The Company does not realize revenues from the Patent Enforcement segment on a consistent basis due to the nature and volatility of the patent enforcement process. The EIM segment revenues decrease of $330,404 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily related to a decrease in processing for the the US EIM segment’s largest customer. Telemanagement segment revenues increased $186,384 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. VoIP segment revenues decreased $22,088 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The Company earns a substantial portion of its revenue from two EIM customers. These customers represented 17.6% and 10.7% of the total revenues for the three months ended June 30, 2008 and 18.6% and 9.1% for the three months ended June 30, 2007. The decrease in the percentage of the largest customer was primarily the result of a decrease in revenue recognized from this customer. The Company believes that the portion of revenue from this EIM customer will continue to decline due to the erosion of the customer’s customer base. The increase in the percentage of the second largest customer was primarily due to a decrease in overall Company revenue while the revenue from this EIM customer remained flat.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2008 decreased $103,791, or 7.8%, to $1,233,330 as compared to $1,337,121 for the three months ended June 30, 2007. The decrease was related to the decrease in revenue. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 24.5% of revenue for the three months ended June 30, 2008 as compared to 25.7% of revenue for the three months ended June 30, 2007.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended June 30, 2008 decreased by $374,775, or 60.3%, to $247,211 as compared to $621,986 for the three months ended June 30, 2007. The decrease was primarily due to legal contingency fees realized on the patent license fee and enforcement revenue for the three months ended June 30, 2007 and no revenue or corresponding contingency fees for the three months ended June 30, 2008.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended June 30, 2008 increased $288,017, or 12.6%, to $2,578,637 compared to $2,290,620 for the three months ended June 30, 2007. The increase was primarily attributable to the timing of expense.
Research and Development Expense
Research and development expense for the three months ended June 30, 2008 decreased $64,509, or 6.0%, to $1,007,035 as compared to $1,071,544 for the three months ended June 30, 2007. The decrease was primarily related to the capitalization of research and development costs in the UK EIM segment for the three months ended June 30, 2008 and no capitalization for the three months ended June 30, 2007. Research and development costs that were capitalized during the three months ended June 30, 2008 and June 30, 2007 amounted to $213,755 and $99,005, respectively.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2008 decreased $166,260, or 30.0%, to $388,437 from $554,697 in the three months ended June 30, 2007. The decrease was primarily associated with the amortization of the first version of SmartBill® Connect being completed in December 2007.
Amortization expense of developed software amounted to $103,289 and $215,840 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $52,582, or 49.6%, to $53,382 for the three months ended June 30, 2008 compared to $105,964 for the three months ended June 30, 2007. The decrease in interest expense was associated with the lower interest rates and outstanding borrowings under the Company’s revolving loan facility.
The Company realized a loss on disposal of equipment of $28,145 for the three months ended June 30, 2008 compared to $6,767 for the three months ended June 30, 2007.

Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes it is more likely than not that the asset will not be realized. As of June 30, 2008, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the three months ended June 30, 2008 and June 30, 2007 of $52,730 and $63,466, respectively, was due to the pre-tax income in the United Kingdom of $169,814 and $399,292, respectively.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, decreased $94,844, or 17.1%, to $460,995 as of June 30, 2008 compared to $555,839 as of December 31, 2007. The decrease in cash, cash equivalents, and short-term investments during the six months ended June 30, 2008 was predominately related to cash spent on property, equipment, and software of $576,540 partially off-set by cash flow provided by operations of $448,899.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 10 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the six months ended June 30, 2008 of $1,980,104, $251,256, $(1,436,587) and $(392,809), respectively. The Corporate Allocation expense generated an operating loss of $(766,495) for the six months ended June 30, 2008. The United States location generated a loss from operations for the six months ended June 30, 2008 of $(1,167,126) which was primarily associated with decreased revenues, expenses associated with the Corporate Allocation, and VoIP and Patent Enforcement segments losses. The United Kingdom location generated income from operations for the same period of $802,595.
The Company has available a revolving loan facility with a bank equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at the lesser of the bank’s prime rate of interest or LIBOR plus 2.50% payable monthly which amounted to 4.98% as of June 30, 2008. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $0 at June 30, 2008. Available for borrowing under the revolving loan on June 30, 2008 was $2,069,501. The carrying amount of receivables and cash that served as collateral for borrowings totaled $2,069,501 at June 30, 2008. Borrowings under the revolving loan are subject to certain financial covenants including (a) minimum consolidated funded debt ratio, (b) minimum consolidated net worth, and (c) minimum consolidated debt service coverage ratio and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. The Company was in compliance with all such financial covenants at June 30, 2008. Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) agreed to provide a guarantee to cure, fund or provide credit support for any over advance under the revolving loan facility. As of June 30, 2008, Fairford beneficially owned 63.9% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford.
The Company entered into an acquisition loan (the “Acquisition Loan”) agreement on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest (4.48% at June 30, 2008) at LIBOR plus 2.00% payable monthly. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at June 30, 2008.
Provisions under the revolving loan and Acquisition Loan require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, the issuance of guarantees and the payment of dividends. For example, subject to certain exceptions, the Company agreed under the loan agreement, among other matters, that, without the bank’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock incentive plan on a fully-diluted basis. The revolving loan and Acquisition Loan also contain financial covenants which require achievement of certain levels of financial performance including achievement of, among other things, a minimum consolidated funded debt ratio, consolidated net worth and consolidated debt service ratio. As of June 30, 2008, the Company was in compliance with the applicable covenants contained in the revolving loan and Acquisition Loan agreements.
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
The Company derives a substantial portion of its revenues from a two EIM customers. The largest customer generated approximately $1.8 million and $2.2 million in the six months ended June 30, 2008 and June 30, 2007, respectively (17.2% of revenue for the six months ended June 30, 2008 and 20.0% of revenue for the six months ended June 30, 2007). The second largest customer generated approximately $1.1 million and $1.3 million in the six months ended June 30, 2008 and June 30, 2007, respectively (10.4% of revenue for the six months ended June 30, 2008 and 11.2% of revenue for the six months ended June 30, 2007). The largest customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. In 2007, the Company experienced a significant decrease in the processing for the largest customer and anticipates additional decreased processing revenue The loss of these customers would have a substantial negative impact on the Company’s financial condition and results of operations.
The Company’s primary sources of liquidity over the next twelve months will be cash on hand, anticipated cash generated from future operating activities and the cash available to the Company under the revolving loan facility.
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
Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, depreciation and amortization, investments, income taxes, capitalized software, goodwill, restructuring costs, accrued compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2008, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.
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
Stock Based Compensation. The Company follows the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company uses the Black-Scholes-Merton formula and the modified prospective method and, as such, results for prior periods have not been restated.
The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures.
Included within selling, general and administrative expense for the three months ended June 30, 2008 and June 30, 2007 was $28,453 and $49,177, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2008 and June 30, 2007 was $57,831 and $84,681, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $116,000, $112,000, $9,000 and $0 for the fiscal years ending December 31, 2008, 2009, 2010 and 2011, respectively, of compensation costs for nonvested stock options previously granted to employees. See Part I, Item 1. “Financial Statements — Notes to Consolidated Financial Statements — Note

6” in this Quarterly Report on Form 10-Q for further information regarding the Company’s adoption of SFAS No. 123R.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption did not have a material effect on the Company’s financial statements. See further discussion in Note 9.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157 as it relates to financial assets and financial liabilities had no effect on the Company’s financial statements. The Company has not determined the effect, if any, of the adoption of FSP 157-2 on the Company’s financial statements.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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
Convergys Corporation
The Company previously disclosed that the Company had filed a lawsuit for patent infringement under 35 U.S.C. §271 et seq. against Convergys Corporation and certain other parties in the United States District Court for the Southern District of Indiana on January 12, 2004. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270. On August 7, 2008, a settlement conference was held between the Company and Convergys Corporation. Fundamental terms of a settlement were reached. On August 11, 2008, the Court ordered the Company and Convergys Corporation to complete execution of formal settlement documents and dismissal of the case within 30 days.
Item 1A — Risk Factors.
Not Applicable
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
On April 14, 2008, in connection with the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank which allowed the Company to obtain an acquisition loan at a favorable cash-backed interest rate., the Company issued a warrant to purchase 620,675 shares of Class A common stock to Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited. See Part I, Item 1 — Financial Statements — Note 6, “Stock Based Compensation” for a description of the transaction which is incorporated here by reference.
Item 3 — Defaults Upon Senior Securities.
None
Item 4 — Submission of Matters to a Vote of Security Holders.
The 2008 Annual Meeting of the Stockholders (the “Annual Meeting”) of the Company was held on May 28, 2008 at the offices of the Company, 333 N. Alabama Street, Suite 240, Indianapolis, Indiana 46204 at 11:00 a.m.
At the Annual Meeting the following actions were taken:
a) Class I directors, Harold Garrison and Salah N. Osseiran, were elected to the Board of Directors of the Company to hold office until the 2010 annual meeting of stockholders and until their respective successors are elected and qualified; Class II directors, Thomas Grein and Bengt Dahl, were elected to the Board of Directors of the Company until the 2011 annual meeting of stockholders and until their respective successors are elected and qualified; Class III directors, Rupert Armitage and John Birbeck, were elected to the Board of Directors of the Company until the 2009 annual meeting of stockholders and until their respective successors are elected and qualified. The votes for Harold Garrison were 25,105,288; 104,875 withheld. The votes for Salah N. Osseiran were 25,121,288; 88,875 withheld. The votes for Thomas Grein were 25,121,288; 88,875 withheld. The votes for Bengt Dahl were 25,121,288; 88,875 withheld. The votes for Rupert Armitage were 25,111,288; 98,875 withheld. The votes for John Birbeck were 25,121,288; 88,875 withheld.
b) The proposal to approve the amendment of CTI Group (Holdings) Inc. Stock Incentive Plan to increase the aggregate number of shares of Class A Common Stock that may be issued under the Plan from 3,000,000 to 6,000,000 shares was approved. The votes for this proposal were as follows: 21,142,392 for; 328,052 against; 10,150 abstain. There were 3,729,569 broker non-votes.
c) The proposal to ratify the appointment of Crowe Chizek and Company LLC as the independent accountants of the Company was ratified. The votes for this proposal were 25,197,013 for; 13,000 against; 150 abstain. There were no broker non-votes.
Item 5 — Other Information.
On April 14, 2008, CTI Group (Holdings) Inc., a Delaware corporation (the “Company”), and Fairford Holdings Scandinavia AB, a company organized in Sweden and a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase

Agreement (the “Agreement”), dated April 14, 2008. Pursuant to the Agreement, on April 14, 2008, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB to National City Bank, a national banking association (“National City Bank”). As it was previously disclosed by the Company in a current report on Form 8-K, the Company entered into the Loan Agreement, dated as of December 22, 2006, related to the $2.6 million acquisition loan (the “Acquisition Loan”) and $8.0 million revolving loan extended by the National City Bank to the Company. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain and retain the Acquisition Loan at a favorable cash-backed interest rate.
Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Common Stock at the exercise price of $0.22 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance.
As of April 14, 2008, Fairford Holdings Limited owned 63.9% of the Company’s outstanding Common Stock. Mr. Osseiran, the majority holder of the Company’s Common Stock and director of the Company, is a director of Fairford Holdings Limited and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford Holdings Limited. Mr. Dahl, a director of the Company, is the director of Fairford Holdings Limited.
The foregoing descriptions of the Agreement and the Warrant constitute brief summaries of certain material provisions of such documents. These summaries are not intended to be complete and are qualified in their entirety by reference to the Warrant and the Agreement, which are incorporated by reference in their entirety herein and attached to this quarterly report on Form 10-Q as Exhibits 4.1 and 10.2, respectively.
Item 6 — Exhibits.

Exhibit 4.1	Class A common stock purchase warrant.

Exhibit 10.1	CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Appendix I to the Definitive Proxy Statement on Form Def 14A filed with the Securities Exchange Commission on April 29, 2008

Exhibit 10.2	Securities Purchase Agreement between Fairford Holdings Scandinavia AB and the Company

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 5 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1—	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2—	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1—	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2—	Section 1350 Certification of the Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Birbeck
John Birbeck	Date: August 14, 2008
Chief Executive Officer

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: August 14, 2008
Chief Financial Officer