Form 10-Q
period 2008-09-30
CTI GROUP HOLDINGS INC
filed 2008-11-13
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
As of November 11, 2008, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of November 11, 2008, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$643,976	$555,839
Trade accounts receivable, less allowance for doubtful accounts of $100,045 and $71,237, respectively	6,096,246	3,230,674
Note and settlement receivable — short term	357,999	384,847
Prepaid expenses	572,595	406,578
Deferred financing costs	93,624	116,532
Other current assets	43,334	41,271

Total current assets	7,807,774	4,735,741

Long term settlement receivable — net of current portion	458,906	906,751
Property, equipment, and software, net	1,776,652	1,725,353
Deferred financing costs — long term	52,807	95,074
Intangible assets, net	4,769,619	5,289,545
Goodwill	4,896,990	4,896,990
Other assets	85,704	86,300

Total assets	$19,848,452	$17,735,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$519,996	$577,541
Accrued expenses	2,434,240	1,724,212
Accrued wages and other compensation	1,427,132	973,700
Deferred revenue	1,321,721	1,390,228
Income tax payable	318,958	365,967
Deferred income tax liability	73,393	199,417

Total current liabilities	6,095,440	5,231,065

Note payable — long term	2,930,000	2,600,000
Lease incentive — long term	195,089	233,114
Deferred revenue — long term	2,192	10,769
Deferred income tax liability — long term	1,099,195	1,254,142

Total liabilities	10,321,916	9,329,090

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at September 30, 2008 and at December 31, 2007	291,783	291,783
Additional paid-in capital	25,811,391	25,639,384
Accumulated deficit	(16,654,279)	(17,452,605)
Other comprehensive income — foreign currency translation	269,784	120,245
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	9,526,536	8,406,664

Total liabilities and stockholders’ equity	$19,848,452	$17,735,754

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended
	September 30,
	2008	2007
Revenues:
Software sales, service fee and license fee revenue	$15,441,693	$15,604,672
Patent license fee and enforcement revenues	2,850,000	899,519

	18,291,693	16,504,191

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	3,724,238	3,843,406
Patent license fee and enforcement cost	1,580,989	1,515,339
Selling, general and administration	7,538,857	7,216,361
Research and development	2,920,129	3,005,464
Depreciation and amortization	1,208,234	1,645,276

Income / (loss) from operations	1,319,246	(721,655)

Other expense / (income)
Interest expense, net of interest income of $91,209 and $226,267, respectively	178,636	295,843
Other expense	35,747	35,769

Total other expense / (income)	214,383	331,612

Income / (loss) before income taxes	1,104,863	(1,053,267)

Tax expense	306,537	289,145

Net income / (loss)	798,326	(1,342,412)

Other comprehensive income / (loss)
Foreign currency translation adjustment	149,539	(28,862)

Comprehensive income / (loss)	$947,865	$(1,371,274)

Basic and diluted net income / (loss) per common share	$0.03	$(0.05)

Basic weighted average common shares outstanding	29,038,021	29,038,021
Diluted weighted average common shares outstanding	29,109,970	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	September 30,
	2008	2007
Revenues:
Software sales, service fee and license fee revenue	$5,066,986	$5,348,509
Patent license fee and enforcement revenues	2,850,000	—

	7,916,986	5,348,509

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,282,790	1,345,887
Patent license fee and enforcement cost	1,199,675	824,619
Selling, general and administration	2,537,189	2,240,455
Research and development	821,402	893,918
Depreciation and amortization	392,153	557,704

Income / (loss) from operations	1,683,777	(514,074)

Other expense / (income)
Interest expense, net of interest income of $23,507 and $67,892, respectively	57,403	71,097
Other expense	(6,688)	29,002

Total other expense / (income)	50,715	100,099

Income / (loss) before income taxes	1,633,062	(614,173)

Tax expense	102,583	194,300

Net income / (loss)	1,530,479	(808,473)

Other comprehensive income / (loss)
Foreign currency translation adjustment	154,935	(15,158)

Comprehensive income / (loss)	$1,685,414	$(823,631)

Basic and diluted net income / (loss) per common share	$0.05	$(0.03)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income / (loss)	$798,326	$(1,342,412)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,208,234	1,645,276
Provision for doubtful accounts	49,428	42,592
Provision for doubtful note receivable	206,191	—
Deferred income taxes	(145,658)	(117,159)
Amortization of deferred financing fees	135,888	130,073
Recognition of rent incentive benefit	(12,654)	36,712
Stock option grant expense	172,007	133,858
Loss on disposal of property and equipment	37,327	35,769
Changes in operating assets and liabilities:
Trade receivables	(3,193,259)	173,286
Note and settlement receivables	268,502	(360,738)
Prepaid expenses	(198,564)	1,051
Income taxes	(10,204)	570,260
Other assets	(475)	28,014
Accounts payable	(24,744)	585,457
Accrued expenses	722,895	(878,156)
Accrued wages and other compensation	515,745	231,837
Deferred revenue	58,170	(490,151)

Cash provided by operating activities	587,155	425,569

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(771,043)	(612,782)
Reduction in acquisition cost	—	40,908
Proceeds from sale of property and equipment	—	6,600
Increase in restricted cash	—	(336,229)

Cash used in investing activities	(771,043)	(901,503)

Cash flows provided by / (used in) financing activities:
Borrowings under credit agreements	3,525,000	1,606,415
Repayments under credit agreements	(3,195,000)	(2,525,000)

Cash provided by / (used in) financing activities	330,000	(918,585)

Effect of foreign currency exchange rates on cash and cash equivalents	(57,975)	(42,254)

Increase / (decrease) in cash and cash equivalents	88,137	(1,436,773)

Cash and cash equivalents, beginning of period	555,839	1,691,349

Cash and cash equivalents, end of period	$643,976	$254,576

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
The Company is comprised of the following business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Hosted Voice over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while driving internal efficiencies into their invoice receipt, validation, approval and payment workflow processes. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. The Company added VoIP as a segment in 2007. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2007 and 2006 and the notes thereto included in the Company’s Form 10-KSB filed with the SEC.
The Company realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable. The Company recognized $2,850,000 in revenues associated with patent license fee and enforcement activities in the three and nine months ended September 30, 2008.
Amortization expense of developed software amounted to $318,197 and $628,163 for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense of developed software amounted to $98,874 and $210,960 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $119,835 and $442,974 in interest related to the Company’s notes payable for the nine months ended September 30, 2008 and 2007, respectively.
The Company paid $403,539 during the nine months ended September 30, 2008 for prior year tax payments and $132,401 during the nine months ended September 30, 2008 for current year estimated tax payments.

NOTE 3: Long-Term Debt Obligations
The Company has available a revolving loan facility with National City Bank equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 5.69% as of September 30, 2008. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $1,532 and $6,116 for the three months and nine months ended September 30, 2008, respectively. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $330,000 at September 30, 2008. Available for borrowing under the revolving loan on September 30, 2008 was $1,747,649. The carrying amount of receivables that served as collateral for borrowings totaled $2,077,649 at September 30, 2008.
Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) agreed to provide a guarantee to cure, fund or provide credit support for any over advance under the revolving loan facility. As of September 30, 2008, Fairford beneficially owned 64.0% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford.
The Company entered into an acquisition loan (the “Acquisition Loan”) agreement with National City Bank on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest at LIBOR plus 2.00% payable monthly (5.19% at September 30, 2008). All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at September 30, 2008.
Borrowings under the revolving loan and the Acquisition Loan are subject to certain financial covenants including (a) minimum consolidated funded debt ratio, (b) minimum consolidated net worth, and (c) minimum consolidated debt service coverage ratio and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of September 30, 2008, the Company was compliant with all covenants.
NOTE 4: New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption did not have a material effect on the Company’s financial statements. See further discussion in Note 9.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). This FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157 as it relates to financial assets and financial liabilities had no effect on the Company’s financial statements. The Company anticipates there will be no material impact of the adoption of FSP 157-2 on the Company’s financial statements. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies the application of FAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset’s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, the Company anticipates there will be no material impact on the Company’s condensed consolidated financial statements.
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
NOTE 5: Basic and Diluted Net Income Per Common Share
Net income per common share is computed in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income / (loss)	$1,530,479	$(808,473)	$798,326	$(1,342,412)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	71,949	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021	29,109,970	29,038,021

Basic:
Net income / (loss) per share	$0.05	$(0.03)	$0.03	$(0.05)

Weighted average common shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

Diluted:
Net income / (loss) per share	$0.05	$(0.03)	$0.03	$(0.05)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021	29,109,970	29,038,021

There were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the three months ended September 30, 2008. For the three months and nine months ended September 30, 2007, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the nine and three months ended September 30, 2007, would have been 324,899 and 394,932, respectively.
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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. As of September 30, 2008, there were 3,042,968 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. At September 30, 2008, there were outstanding options to purchase 30,000 shares of Class A common stock that were granted prior to February 12, 2001 and options to purchase 250,000 shares of Class A common stock that were granted outside the plan on October 9, 2007 (“Outside Plan Options”), options to purchase 1,662,500 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 2,490,782 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan. At September 30, 2008, options to purchase 3,133,297 shares of Class A common stock were exercisable, which included the Outside Plan Options, options to purchase 1,629,188 shares of Class A common stock that were granted pursuant to the Plan and options to purchase 1,224,109 shares of Class A common stock that were granted pursuant to the Stock Incentive Plan.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, December 31, 2007	4,472,282	$0.21 - $0.50	$0.33
Granted	—	—	—
Exercised	—	—	—
Cancelled	39,000	—	—

Outstanding, September 30, 2008	4,433,282	$0.21 - $0.50	$0.33

The following table summarizes options exercisable at September 30, 2008:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

September 30, 2008	3,133,297	$0.21 — $0.50	$0.33	810,171	6.93 years

The following table summarizes non-vested options:

Option
Shares
December 31, 2007	1,966,125
Granted	—
Cancelled	—
Vested	(666,130)

September 30, 2008	1,299,995

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
On February 16, 2007, the Company and Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford, entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A common stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A Common Stock of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into the Securities Purchase Agreement with Fairford Scandinavia and issued an additional warrant to Fairford Scandinavia to purchase shares of Class A common stock based on the interest rate savings (the “Additional Warrant”).
Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of September 30, 2008, Fairford beneficially owned 64% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant. The expense related to the warrants granted to Fairford Scandinavia was charged to deferred financing fees and amortized to interest expense for the three months ended September 30, 2008 and 2007 of $21,318 and $21,318, respectively, and the nine months ended September 30, 2008 and 2007 of $63,955 and $63,955, respectively.
Included within selling, general and administrative expense for the three months ended September 30, 2008 and September 30, 2007 was $28,903 and $49,177, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2008 and September 30, 2007 was $86,734 and $133,858, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 7: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of September 30, 2008, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 8: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 9: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of September 30, 2008, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company adopted the FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. As of September 30, 2008 and September 30, 2007, the Company had $37,369 and $0 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties as of September 30, 2008.
For the nine months ended September 30, 2008 and September 30, 2007, the Company had $306,537 and $289,145, respectively, of income tax expense and for the three months ended September 30, 2008 and September 30, 2007, the Company had $102,583 and $194,300, respectively, of income tax expense primarily related to the United Kingdom operations.
NOTE 10: Segment Information
In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has four reportable segments, EIM, Telemanagement, VoIP, and Patent Enforcement. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.
The Company added VoIP in 2007 and continues to invest significant resources in the VoIP segment. We cannot assure you that we will be successful in our efforts selling new VoIP software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.
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
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended September 30, 2008 and 2007 is shown in the following table.

	For Nine Months Ended September 30, 2008
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$10,594,053	$4,705,569	$142,071	$2,850,000	$—	$18,291,693
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	8,998,140	2,877,439	(158,124)	1,269,011	—	12,986,466
Depreciation and amortization	884,743	36,232	248,373	17,243	21,643	1,208,234

Income (loss) from operations	2,893,188	536,398	(2,042,045)	1,251,768	(1,320,063)	1,319,246
Long-lived assets	10,399,681	37,232	1,006,844	479,803	117,118	12,040,678

	For Nine Months Ended September 30, 2007
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$10,985,505	$4,505,154	$114,013	$899,519	$—	$16,504,191
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	9,147,537	2,690,008	(76,279)	(615,820)	—	11,145,446
Depreciation and amortization	1,488,212	42,994	80,201	17,243	16,626	1,645,276

Income (loss) from operations	3,050,781	556,775	(1,779,147)	(633,063)	(1,917,001)	(721,655)
Long-lived assets	11,890,633	68,948	385,910	1,011,709	207,418	13,564,618

	For Three Months Ended September 30, 2008
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,315,494	$1,713,294	$38,198	$2,850,000	$—	$7,916,986
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,807,408	1,070,392	(93,604)	1,650,325	—	5,434,521
Depreciation and amortization	272,564	11,943	94,456	5,748	7,442	392,153

Income (loss) from operations	913,084	285,142	(605,458)	1,644,577	(553,568)	1,683,777
Long-lived assets	10,399,681	37,232	1,006,844	479,803	117,118	12,040,678

	For Three Months Ended September 30, 2007
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,679,233	$1,651,918	$17,358	$—	$—	$5,348,509
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,085,051	965,046	(47,475)	(824,619)	—	3,178,003
Depreciation and amortization	494,873	14,878	35,796	5,748	6,409	557,704

Income (loss) from operations	1,165,216	289,150	(597,792)	(830,367)	(540,281)	(514,074)
Long-lived assets	11,890,633	68,948	385,910	1,011,709	207,418	13,564,618

The following table presents net revenues by geographic location.

	For Nine Months Ended September 30, 2008
	United	United
	States	Kingdom	Consolidated

Revenues	$6,680,782	$11,610,911	$18,291,693

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	4,099,433	8,887,033	12,986,466
Depreciation and amortization	470,238	737,996	1,208,234
Income (loss) from operations	282,782	1,036,464	1,319,246
Long-lived assets	2,029,835	10,010,843	12,040,678

	For Nine Months Ended September 30, 2007
	United	United
	States	Kingdom	Consolidated

Revenues	$5,073,426	$11,430,765	$16,504,191
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,408,443	8,737,003	11,145,446
Depreciation and amortization	796,376	848,900	1,645,276
Income / (loss) from operations	(2,483,421)	1,761,766	(721,655)
Long-lived assets	2,848,475	10,716,143	13,564,618

	For Three Months Ended September 30, 2008
	United	United
	States	Kingdom	Consolidated

Revenues	$4,247,809	$3,669,177	$7,916,986

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,695,548	2,738,973	5,434,521
Depreciation and amortization	148,237	243,916	392,153
Income (loss) from operations	1,449,908	233,869	1,683,777
Long-lived assets	2,029,835	10,010,843	12,040,678

	For Three Months Ended September 30, 2007
	United	United
	States	Kingdom	Consolidated

Revenues	$1,272,337	$4,076,172	$5,348,509
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	64,930	3,113,073	3,178,003
Depreciation and amortization	264,692	293,012	557,704
Loss from operations	(1,441,843)	927,769	(514,074)
Long-lived assets	2,848,475	10,716,143	13,564,618

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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its United Kingdom operations. The VoIP segment is a relatively new segment which the Company believes offers the most growth opportunity; however, there can be no assurances that the Company will be successful in the VoIP market. The Company believes it is able to develop and market its VoIP products with its current resources and will not need to incur incremental costs to support this segment. The Company reported revenue in the EIM segment of $3.3 million and $3.7 million for the three months ended September 30, 2008 and 2007, respectively and $10.6 million and $11.0 million for the nine months ended September 30, 2008 and 2007, respectively. For the Telemanagement segment, the Company recorded revenues of $1.7 million and $1.7 million for the three months ended September 30, 2008 and 2007, respectively, and revenues for the nine months ended September 30, 2008 and 2007 of $4.7 million and $4.5 million, respectively. The Patent Enforcement segment recorded revenue of $2.9 million and $0 for the three months ended September 30, 2008 and 2007, respectively, and $2.9 million and $900 thousand for the nine months ended September 30, 2008 and 2007, respectively. Revenue of $38 thousand and $17 thousand was recognized for the VoIP segment in the three months ended September 30, 2008 and 2007, respectively, and revenue of $142 thousand and $114 thousand was recorded for the nine months ended September 30, 2008 and 2007, respectively .
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
Service providers recognized these challenges and began, as part of their next generation network (“NGN”) strategies, to deliver managed and hosted service offerings that do not require the customer to purchase expensive equipment up-front and virtually eliminate the operational expenditures associated with managing and maintaining an enterprise-grade communications network. Service providers incrementally improve revenue by enabling competitive voice features while reducing costs by delivering these services on high-capacity, low-cost next generation networks.

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
The Company’s VoIP applications help eliminate customer resistance to conversion to the next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. The Company is marketing its two VoIP applications, emPulse, a web-based communications traffic analysis solution, and SmartRecord® IP, which enables service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications also enable managed and hosted service customers of service providers to analyze voice and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products in the first quarter of 2007. Although no assurances can be made, the Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business. The Company’s future success is directly related to the successful market penetration of emPulse and SmartRecord® IP.
Financial Position
In the nine months ended September 30, 2008, the Company experienced a change in its financial condition as a result of a net income of $798,326. The change was primarily attributable to revenue recognized from the Company’s Patent Enforcement segment in the United States of approximately $2.9 million.
At September 30, 2008, cash and cash equivalents were $643,976 compared to $555,839 at December 31, 2007, and such increase was primarily attributable to cash provided by operating and financing activities offset by cash utilized in investing activities. Cash provided in the nine months ended September 30, 2008 by operating activities amounted to $587,155 which was primarily related to the net operating income of $798,326 along with $1,208,234 of non-cash depreciation and amortization and an increase in accrued expenses of $722,895 partially offset by an increase in trade receivables of $3,193,259. Cash provided by financing activities related to net borrowings of $330,000 under the Company’s Revolving Loan during the nine months ended September 30, 2008. Cash utilized in investing activities of $771,043 related to additions to property, equipment and software. The Company realized an increase in net current assets (current assets less current liabilities) of $2,207,658 which was primarily attributable to the increase in receivables associated with the aforementioned increase in Patent Enforcement revenue. The Patent Enforcement revenue increased trade receivables by $2,850,000 which was partially offset by the increase in accrued legal fees related to the Patent Enforcement revenue of approximately $900,000. The Company realized an improvement in stockholders’ equity of $1,119,872 primarily as a result of the net income reported for the nine months ended September 30, 2008. The Company generates approximately 63% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has deteriorated by 10.3% in relation to the US dollar in the nine months ended September 30, 2008.
Results of Operations (Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007)
Revenues
Revenues from operations for the nine months ended September 30, 2008 increased $1,787,502, or 10.8%, to $18,291,693 as compared to $16,504,191 for the nine months ended September 30, 2007. The increase in revenue was primarily due to the $2,850,000 of revenue recognized in connection with the settlement associated with Patent Enforcement segment activities for the nine months ended September 30, 2008 compared to $899,519 recognized for the nine months ended September 30, 2007. The EIM segment revenues decreased by $391,452, or 3.6%, to $10,594,053 for the nine months ended September 30, 2008 compared to $10,985,505 for the nine months ended September 30, 2007. The decrease in EIM segment revenues was primarily related to a decrease in the revenue recognized from the largest EIM customer in the United States due to decreased processing for that customer. Telemanagement segment revenues increased $200,415, or 4.4%, to $4,705,569 for the nine months ended September 30, 2008 compared to $4,505,154 for the nine months ended September 30, 2007. VoIP segment revenues increased $28,058, or 24.6%, to $142,071 for the nine months ended September 30, 2008 compared to $114,013 for the nine months ended September 30, 2007 due to an increased customer base. The Company earns a substantial portion of its revenue from two EIM customers. These customers represented 14.5% and 8.7% of the total revenues for the nine months ended September 30, 2008 and 19.2% and 11.0% for the nine months ended September 30, 2007. The decrease in the percentage in the two largest customers was primarily the result of an increase in total revenue along with a decrease in revenue recognized from those customers. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base while the revenue from its second largest customer will remain consistent with prior periods.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2008 decreased $119,168, or 3.1%, to $3,724,238 as compared to $3,843,406 for the nine months ended September 30, 2007. The Company considers this small decrease to be consistent with the prior period. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 24.1% of revenue for the nine months ended September 30, 2008 as compared to 24.6% of revenue for the nine months ended September 30, 2007.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the nine months ended September 30, 2008 increased by $65,650, or 4.3%, to $1,580,989 as compared to $1,515,339 for the nine months ended September 30, 2007. The increase was primarily due to increased legal expense due to $2,850,000 settlement revenue being recognized under a contingent fee arrangement during the nine months ended September 30, 2008 compared to $899,519 of settlement revenue being recognized for the nine months ended September 30, 2007. The increase in contingent legal fee expense was partially offset by fewer billable hourly legal fees recorded in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the nine months ended September 30, 2008 increased $322,496, or 4.5%, to $7,538,857 compared to $7,216,361 for the nine months ended September 30, 2007. The increase in Selling, general and administrative expenses was primarily related to an increase in compensation expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Research and Development Expense
Research and development expense for the nine months ended September 30, 2008 decreased $85,335, or 2.8%, to $2,920,129 as compared to $3,005,464 for the nine months ended September 30, 2007. The increase was caused by an increase in research and development staff but partially offset by an increase in capitalization of research and development costs. Research and development costs that were capitalized during the nine months ended September 30, 2008 and September 30, 2007 amounted to $630,200 and $328,750, respectively. The increase in capitalized research and development costs is related to the Company’s focus on new product development.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2008 decreased $437,042, or 26.6%, to $1,208,234 from $1,645,276 in the nine months ended September 30, 2007. The decrease was primarily associated with the amortization of the first version of SmartBill® Connect being completed in December 2007.
Amortization expense of developed software amounted to $318,197 and $628,163 for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $117,207, or 39.6%, to $178,636 for the nine months ended September 30, 2008 compared to $295,843 for the nine months ended September 30, 2007. The decrease in interest expense was primarily associated with the lower interest rates and outstanding borrowings under the Company’s revolving loan facility.
The Company realized a loss on disposal of equipment of $35,747 for the nine months ended September 30, 2008 compared to $35,769 for the nine months ended September 30, 2007. The loss for the nine months ended September 30, 2008 was primarily related to the write-off of customer relationship management software that the Company had purchased and then disposed of. The loss for the nine months ended September 30, 2007 was related to a disposal of equipment no longer in service.

Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2008, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the nine months ended September 30, 2008 and September 30, 2007 of $306,537 and $289,145, respectively, was due to the pre-tax income in the United Kingdom of $945,094 and $1,403,724, respectively.
Net Income
Net income increased $2,140,738 to $798,326 for the nine months ended September 30, 2008 compared to a net loss of $1,342,412 for the nine months ended September 30, 2007. The increase in net income was primarily associated with the increase in patent license fee and enforcement revenues of $1,950,481.
Results of Operations (Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007)
Revenues
Revenues from operations for the three months ended September 30, 2008 increased $2,568,477, or 48.0%, to $7,916,986 as compared to $5,348,509 for the three months ended September 30, 2007. The increase in revenue was primarily due to revenue of $2,850,000 recognized in the Patent Enforcement segment for the three months ended September 30, 2008 compared to $0 recognized for the three months ended September 30, 2007. The Company realizes revenues from the Patent Enforcement segment on an inconsistent basis due to the nature and volatility of the patent enforcement process. The EIM segment revenues decrease of $363,739 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily related to a decrease in processing for the US EIM segment’s largest customer. Telemanagement segment revenues increased $61,376 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. VoIP segment revenues increased $20,840 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to an increase in the customer base. The Company earns a substantial portion of its revenue from two EIM customers. These customers represented 10.9% and 6.5% of the total revenues for the three months ended September 30, 2008 and 17.6% and 10.7% for the three months ended September 30, 2007. The decrease in the percentage of the largest customer was primarily the result of an increase in other revenue recognized by the Company along with a decrease in revenue recognized from this customer. The Company believes that the portion of revenue from this EIM customer will continue to decline due to the erosion of the customer’s customer base. The decrease in the percentage of the second largest customer was primarily due to an increase in total revenue along with a slight decline in revenue from this EIM customer.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2008 decreased $63,097, or 4.7%, to $1,282,790 as compared to $1,345,887 for the three months ended September 30, 2007. The decrease was related to the decrease in software sales, service fee and license fee revenues. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 25.3% of revenue for the three months ended September 30, 2008 as compared to 25.2% of revenue for the three months ended September 30, 2007.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended September 30, 2008 increased by $375,056, or 45.5%, to $1,199,675 as compared to $824,619 for the three months ended September 30, 2007. The increase was primarily due to legal fees realized on the patent license fee and enforcement revenue under a contingency fee arrangement for the three months ended September 30, 2008 and no revenue or corresponding contingency fees for the three months ended September 30, 2007.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended September 30, 2008 increased $296,734, or 13.2%, to $2,537,189 compared to $2,240,455 for the three months ended September 30, 2007. The increase was primarily attributable to an increase in compensation expense.

Research and Development Expense
Research and development expense for the three months ended September 30, 2008 decreased $72,516, or 8.1%, to $821,402 as compared to $893,918 for the three months ended September 30, 2007. The decrease was primarily related to the capitalization of research and development costs in the UK EIM segment for the three months ended September 30, 2008 and no capitalization for the three months ended September 30, 2007. Research and development costs that were capitalized during the three months ended September 30, 2008 and September 30, 2007 amounted to $227,726 and $160,369, respectively. The increase in capitalized research and development costs is related to the Company’s focus on new product development.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2008 decreased $165,551, or 29.7%, to $392,153 from $557,704 in the three months ended September 30, 2007. The decrease was primarily associated with the amortization of the first version of SmartBill® Connect being completed in December 2007.
Amortization expense of developed software amounted to $98,874 and $210,960 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $13,694, or 19.3%, to $57,403 for the three months ended September 30, 2008 compared to $71,097 for the three months ended September 30, 2007. The decrease in interest expense was primarily associated with the lower interest rates and outstanding borrowings under the Company’s revolving loan facility.
The Company realized a gain on disposal of equipment of $6,688 for the three months ended September 30, 2008 compared to a loss of $29,002 for the three months ended September 30, 2007. The loss for the three months ended September 30, 2007 was related to a disposal of equipment no longer in service.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes it is more likely than not that the asset will not be realized. As of September 30, 2008, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the three months ended September 30, 2008 and September 30, 2007 of $102,583 and $194,300, respectively, was due to the pre-tax income in the United Kingdom of $220,916 and $815,823, respectively.
Net Income
Net income increased $2,338,952 to $1,530,479 for the three months ended September 30, 2008 compared to a net loss of $808,473 for the three months ended September 30, 2007. The increase in net income was primarily associated with the increase in patent license fee and enforcement revenues of $2,850,000 partially offset by an increase of patent license fee and enforcement costs of $375,056 to $1,199,675 for the three months ended September 30, 2008 compared to costs of $824,619 for the three months ended September 30, 2007.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, increased $88,137, or 15.9%, to $643,976 as of September 30, 2008 compared to $555,839 as of December 31, 2007. The increase in cash, cash equivalents, and short-term investments during the nine months ended September 30, 2008 was predominately related to cash flows from operations of $587,155 along with cash provided by financing activities of $330,000 and partially offset by cash spent on property, equipment, and software of $771,043.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 10 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the nine months ended September 30, 2008 of $2,893,188, $536,398, $(2,042,045) and $1,251,768, respectively. The Corporate Allocation expense generated an operating loss of $(1,320,063) for the nine months ended September 30, 2008. The United States location generated an income from operations for the nine months ended September 30, 2008 of $282,782 which was primarily associated with increased revenues in the Patent Enforcement segment. The United Kingdom location generated income from operations for the same period of $1,036,464. For the nine months ended September 30, 2007 the EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations of $3,050,781, $556,398, $(1,779,147) and $(633,063), respectively. The Corporate Allocation expense generated an operating loss of $(1,917,001) for the nine months ended September 30, 2007. The United States location generated a loss from operations for the nine months ended September 30, 2007 of $(2,483,421) which was primarily associated with corporate expenses and a loss from the VoIP segment. The United Kingdom location generated income from operations for the same period of $1,761,766.
The Company has available a revolving loan facility with National City Bank equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 5.69% as of September 30, 2008. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $1,532 and $6,116 for the three months and nine months ended September 30, 2008, respectively. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $330,000 at September 30, 2008. Available for borrowing under the revolving loan on September 30, 2008 was $1,747,649. The carrying amount of receivables that served as collateral for borrowings totaled $2,077,649 at September 30, 2008.
Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) agreed to provide a guarantee to cure, fund or provide credit support for any over advance under the revolving loan facility. As of September 30, 2008, Fairford beneficially owned 64.0% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford.
The Company entered into an acquisition loan (the “Acquisition Loan”) agreement with National City Bank on December 22, 2006 in the amount of $2,600,000. The Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the Acquisition Loan bear interest at LIBOR plus 2.00% payable monthly (5.19% at September 30, 2008). All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balance on the term loan was $2,600,000 at September 30, 2008.
Provisions under the revolving loan and Acquisition Loan require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, the issuance of guarantees and the payment of dividends. For example, subject to certain exceptions, the Company agreed under the loan agreement, among other matters, that, without the bank’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock incentive plan on a fully-diluted basis. The revolving loan and Acquisition Loan also contain financial covenants which require achievement of certain levels of financial performance including achievement of, among other things, a minimum consolidated funded debt ratio, consolidated net worth and consolidated debt service ratio. As of September 30, 2008, the Company was in compliance with the applicable covenants contained in the revolving loan and Acquisition Loan agreements.
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

The Company derives a substantial portion of its revenues from two EIM customers. The first largest customer generated approximately $2.6 million and $3.2 million for the nine months ended September 30, 2008 and September 30, 2007, respectively (14.5% of revenue for the nine months ended September 30, 2008 and 19.2% of revenue for the nine months ended September 30, 2007). The second largest customer generated approximately $1.6 million and $1.8 million for the nine months ended September 30, 2008 and September 30, 2007, respectively (8.7% of revenue for the nine months ended September 30, 2008 and 11.0% of revenue for the nine months ended September 30, 2007). The first largest customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. In 2007, the Company experienced a significant decrease in the processing for the first largest customer which carried over into the nine months ended September 30, 2008 and the Company anticipates additional decreased processing revenue. The loss of these customers would have a substantial negative impact on the Company’s financial condition and results of operations.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of September 30, 2008, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
Included within selling, general and administrative expense for the three months ended September 30, 2008 and September 30, 2007 was $28,903 and $49,177, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2008 and September 30, 2007 was $86,734 and $133,858, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation expense as these amounts are not included in internal measures of segment operating performance.
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). This FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157 as it relates to financial assets and financial liabilities had no effect on the Company’s financial statements. The Company anticipates there will be no material impact of the adoption of FSP 157-2 on the Company’s financial statements. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies the application of FAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset’s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, the Company anticipates there will be no material impact on the Company’s condensed consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.

Item 4(T). Controls and Procedures.
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company’s principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter covered by this report that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.
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
Convergys Corporation
The Company previously disclosed that the Company had filed a lawsuit for patent infringement under 35 U.S.C. §271 et seq. against Convergys Corporation and certain other parties in the United States District Court for the Southern District of Indiana on January 12, 2004. The lawsuit sought treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270. On September 26, 2008, the Company entered into a formal settlement agreement with Convergys Corporation.
Item 1A — Risk Factors.
Not Applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3 — Defaults Upon Senior Securities.
None.
Item 4 — Submission of Matters to a Vote of Security Holders.
None.
Item 5 — Other Information.
None.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ John Birbeck John Birbeck	Date: November 13, 2008
Chief Executive Officer (principal executive officer)

/s/ Manfred Hanuschek Manfred Hanuschek	Date: November 13, 2008
Chief Financial Officer (principal financial officer)