Form 10-K
period 2008-12-31
CTI GROUP HOLDINGS INC
filed 2009-03-27
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34221

CTI GROUP (HOLDINGS) INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0308583 (I.R.S. Employer Identification No.)

333 North Alabama St., Suite 240
Indianapolis, IN (Address of principal executive offices)	46204 (Zip code)
Registrant’s telephone number, including area code (317) 262-4666

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	n/a
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price of the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $2,185,083.
     As of March 11, 2009, there were outstanding 29,178,271 shares (excluding treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

CTI GROUP (HOLDINGS) INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking” statements. CTI Group (Holdings) Inc. (the “Company”) is including this cautionary statement regarding forward-looking statements for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to:
•	projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;

•	statements of plans and objectives of the Company or its management or board of directors;

•	statements of future economic performance;

•	statements of assumptions underlying statements about the Company and its business relating to the future; and

•	any statements using such words as “anticipate”, “expect”, “may”, “project”, “intend” or similar expressions.
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Annual Report to carefully consider the risk factors stated elsewhere in this document, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: effects of current economic crisis, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, ability to obtain settlements in connection with its patent enforcement activities. The Company disclaims any intent or obligations to update forward-looking statements contained in the Annual Report.

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
Electronic Invoice Management
EIM designs, develops and provides electronic invoice presentment, analysis and payment software that enables Internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers’ operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. The Company has historically marketed its EIM products and services in North America directly to telecommunication service providers who then market and distribute the product to their enterprise customers, which consist primarily of businesses, government agencies and institutions. The Company actively markets EIM products and services in both North America and Europe.
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
EIM Products and Services
SmartBill®, SmartBill® Connect, and Analysis and Analysis Online.
The Company’s EIM product suite includes the SmartBill®, SmartBill® Connect, Analysis, and Analysis Online software and services solutions. CTI’s products support the integrated communications provider model and the related need to invoice and effectively and efficiently manage their relationships with customers. CTI’s software and services are designed to permit the telecommunications provider to collect and process data describing accounts receivable, to generate and deliver invoices, to support customer service call centers, and to interface with other business support systems. These products are mission-critical to telecommunications providers inasmuch as they can affect their cash flow, customer relationship management and the ability to rapidly define, design, package and market competitive services more quickly and efficiently than their competitors. All sales for billing software and services were completed through the Company’s direct sales force.
SmartBill®. CTI’s flagship product is the SmartBill® system which is an electronic bill presentment and analysis tool. SmartBill® is currently sold through distributor relationships established with wireline telecommunications providers who offer the products as value-added elements of their service offerings to business customers. Under its agreements with its distributors, CTI is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors’ end user customers.
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

Analysis. Analysis is an electronic bill presentment and analysis tool. Analysis is currently sold through distributor relationships established with wireless telecommunications providers who offer the products as value-added elements of their service offerings to business customers. Under its agreements with its distributors, the Company is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors’ end user customers.
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
SmartBill® Connect. SmartBill® Connect is an Internet-based software solution delivered by the Company under its historic ASP business/service delivery model offering service providers a full range of Electronic-Care (“E-Care”) capabilities that can strengthen and build on existing investments in technology — preserving the full functionality of current systems — while allowing them to service and support future customer growth. The solution offers an opportunity for customers to interactively perform reporting, analysis, cost allocation, approval and, optionally, electronic-payment of their communications invoice. SmartBill® Connect empowers business customers with a tool providing 360° Visibility into communications expenditures, increased control of cost and usage information and optimization of the business processes involved in receipt, verification, approval and payment of their recurring operational expenses. The Company believes that improving the flow and control of these important business processes will promote adoption of self-care among business customers of wireline telecommunication service providers, increase customer satisfaction and retention while lowering customer service costs.
Analysis Online. Analysis Online is an Internet-based software solution delivered by the Company under its historic ASP business/service delivery model offering service providers a full range of E-Care capabilities that can strengthen and build on existing investments in technology — preserving the full functionality of current systems — while allowing them to service and support future customer growth. The solution offers an opportunity to customers to interactively perform reporting, analysis, cost allocation, approval and, optionally, electronic-payment of their communications invoice. Analysis Online empowers business customers with a tool providing 360° Visibility into communications expenditures, increased control of cost and usage information and optimization of the business processes involved in receipt, verification, approval and payment of their recurring operational expenses. The Company believes that improving the flow and control of these important business processes will promote adoption of self-care among business customers of wireless telecommunication service providers, increase customer satisfaction and retention while lowering customer service costs.
Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create lasting relationships. CTI’s relationship with its largest customers has spanned more than a decade. For the years ended December 31, 2008 and 2007, the Company had sales to a single customer aggregating $3,533,571 (16% of revenues) and $4,220,835 (20% of revenues), respectively. Such customer represents 18% and 21% of software sales, service fee and license fee revenues for the years ended December 31, 2008 and 2007, respectively. The contract with this customer contains an automatic annual renewal provision renewable in March of each year; however, such agreement also contains a 120-day advance notice termination provision. The decline in revenue from this customer relates to the cancellation by the customer of several accounts that were under the service minimums. The contract with this customer was renewed in March 2009. The loss of this customer would have a substantial negative impact on the Company’s operations and financial condition. There are four EIM customers that totaled $8,197,624 (61% of EIM revenues) and $8,796,325 (61% of EIM revenues) for the years ended December 31, 2008 and 2007, respectively. A loss of any of these customers would have a negative impact on the EIM segment and CTI as a whole. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to alleviate production cessation.
SplitBill and Dynamic Reports
SplitBill. SplitBill enables business administrators to identify, differentiate, and allocate non-commercial costs on their communications invoices. The product further includes an approval and workflow processing function that virtually eliminates the overhead and administration costs associated with such efforts. Finally, the approval process ensures appropriate levels of accountability within the organization while establishing a clear audit trail for financial control purposes.
Organizations that leverage mobility services typically find that their services are being used for a variety of commercial and non-commercial purposes. For example, an employee’s cellular phone may be used to make personal calls. Service providers benefit from personal usage of commercial services by recognizing an increase in average revenue per user (“ARPU”). The service provider’s customer, however, needs to be able to recover the personal expenditures on such services, appropriately manage the tax consequences, and accomplish this without incurring an increase in overhead and administration costs. The tax consequences of personal usage of commercial services is most apparent in the United Kingdom, where enterprises are statutorily required to disclose personal usage and receive tax benefits only for commercial usage.
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
Dynamic Reports. Dynamic Reports is a low-cost, analysis solution targeting small businesses and consumers. Dynamic Reports is delivered each billing period by email directly to the customer and provides a selection of reports that gives a comprehensive understanding of phone usage at a glance. Interactive functionality is an option with Dynamic Reports and allows users to select and change key usage reports and individual handsets to monitor activity from the homepage.
Customers. SplitBill and Dynamic Reports customers are primarily Tier 1 and Tier 2 wireless telecommunication service providers.
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
Customers. Telemanagement products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment, mobile, Internet and e-mail technologies. The Company’s clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities, government agencies and investment banks. CTI anticipates that it can further expand its products and services through internal development of its own technological capabilities, by seeking to partner with companies offering complementary technology or by pursuing possible acquisitions.
CTI generates revenue through service bureau contracts, software licensing agreements and maintenance agreements supporting licensed software. Maintenance agreements are either on a time and material basis or full service agreements that are generally for a period of 1 year. For software licensing agreements on a direct distribution basis, payment terms are a 50% deposit upon receipt of order and the 50% balance upon installation, which is normally completed within 10 days. Occasionally, larger software orders may require up to 3 months to complete, custom software development and installation. For software licensing via distributor channels, payment terms are net 30 days. Service bureau contracts provide monthly recurring revenue. Generally, contracts of 12 to 36 months carry automatic 12-month renewals until canceled. CTI purchases data collection devices specifically designed for use with telecommunications switches and other hardware such as modems as are necessary to perform the telemanagement business. CTI rents or resells such equipment to end-users.
Hosted Voice Over Internet Protocol
As voice and data services continue to commoditize, the Company anticipates that service providers will be seeking alternative business models to replace revenue lost directly as a result of pricing pressures. The Company believes that one such business model is the delivery of managed or hosted voice and video services. The Company’s VoIP segment designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back.
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

Service providers recognized these challenges and began, as part of their next generation network (“NGN”) strategies, to deliver managed and hosted service offerings that do not require the customer to purchase expensive equipment up-front and virtually eliminate the operational expenditures associated with managing and maintaining an enterprise-grade communications network. Service providers incrementally improve revenue by enabling competitive voice and video features while reducing costs by delivering these services on high-capacity, low-cost NGNs.
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
The Company’s VoIP applications are intended to eliminate customer resistance to conversion to NGN platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. The Company primarily markets two applications, emPulse and SmartRecord® IP. These applications enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers can purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications intended to enable service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical.
SmartRecord® IP was released in February 2007. SmartRecord® IP provides integrated call recording options to service providers for their hosted and managed service customers. Based upon patent pending technology, this application enables the service provider’s customers to record, monitor, and archive communications for regulatory and quality management purposes.
Service providers can distribute these products to their managed and hosted service customers by either directly reselling the product or by integrating it into an existing service bundle, increasing the value and price of the overall bundle offering. The Company believes that the overall VoIP market will grow.
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
Customers. These applications are marketed to Tier 2 and Tier 3 service providers who have a hosted or managed communications service offering. These provider relationships are built either directly or indirectly through relationships with soft switch manufacturers.
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
Employees
As of December 31, 2008, CTI employed 134 people on a full-time basis and 4 on a part-time basis: 48 full-time employees were located in the United States and 86 full-time employees were located in the United Kingdom. The 4 part-time employees were located in the United Kingdom. None of the Company’s employees are represented by a labor union. The Company believes it maintains a good relationship with its workforce.
Intellectual Property
Patents. See “Patent Enforcement Activities” above.
Trademarks. The Company maintains registered trademarks. The main registered trademarks relate to its main billing product SmartBill®, its Telemanagement product Proteus®, SmartRecord® its integrated call recording product for their hosted and managed service customers and the CTI name. Trademark duration is ten years.
Technology, Research & Development
The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2008, research and development expenditures amounted to approximately $4,481,607 which included approximately $840,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord® IP and emPulse. In 2007, research and development expenditures amounted to approximately $4,343,606 which included approximately $500,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord® IP and Analysis.
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
There are only a few competitors selling a product that directly compete with SmartBill®. These competitors may be larger and better capitalized than CTI. However, several telecommunications companies offer a similar product using in-house resources. The Company’s main source of differentiation from its competitors, in the EIM segment is its technology. The Company has two patents on its SmartBill® and SmartBill® Connect processes. These patents enable customer data to be sorted in a manner so that the customer’s generation of reports is much faster than using a non-patented method.
The Company’s major competitors include: CheckFree Services Corp., edocs, Inc., Amdocs Limited, Veramark Technologies, Inc., Info Directions, Inc. In addition to these direct competitors, the Company faces intense competition from internal IT within the service providers’ business operations.
VoIP. The Company’s VoIP segment operates in an emerging and highly fragmented market. There are many competitors which may be better capitalized than the Company. The Company’s primary competitors of SmartRecord® IP include Telrex, and Orecx. emPulse competes against hosted call center applications such as CosmoCom and Contactual, Inc. When competing against these providers, CTI differentiates itself through both technological advantages and pricing stategies.
Telemanagement. The Company’s Telemanangement segment operates in a highly fragmented market. Competitors, such as Avotus® Corporation, BTS, Softech, Inc., Oak, Tiger, and Veramark Technologies, Inc., which may be larger and better capitalized, compete against the Company in the telemanagement sector. The Company differentiates itself from its competitors based on reporting capabilities and ease of user interface. Proteus® integrates with a wide variety of telephone systems and third party applications such as dealer boards and voice recording equipment. ProteusTM also connects directly over the local area network, which eliminates the need for cables that are associated with similar products.

Item 1A. Risk Factors
Unless the context indicates otherwise, all references to “we,” “us,” “our,” in this subsection “Risk Factors” refer to the Company or CTI. We are subject to a number of risks listed below, which could have a material adverse effect on the value of the securities issued by us. You should carefully consider all of the information contained in, or incorporated by reference into, this Form 10-K and, in particular, the risks described below before investing in our Class A common stock or other securities. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed and you may lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.
Economic conditions could adversely affect our revenue and results of operations.
Our business may be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial services markets, and changes in the overall demand for networking products. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Uncertainty about current global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products.
The current economic crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations. Additionally, we may not be able to borrow additional funds under our existing loan agreements and may not be able to expand our existing facilities if our lender becomes in-solvent or its liquidity is limited or impaired. In addition, we may not be able to renew our existing loan agreements at the conclusion of their current terms or renew it on terms that are favorable to us.
If conditions in the global economy, United States and United Kingdom economies, or other geographic markets remain uncertain or weaken further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.
We are subject to many risks associated with doing business outside the United States which could have a negative impact on our financial condition and results of operations.
The majority of our operations are conducted in the United Kingdom. We face many risks in connection with the majority of our operations outside the United States, including, but not limited to:
•	adverse fluctuations in currency exchange rates;

•	political and economic disruptions;

•	the imposition of tariffs and import and export controls; and

•	increased customs or local regulations.
The occurrence of any one or more of the foregoing could have a material negative effect on our financial condition and results of operations.

If we incur losses, our business, financial condition, and results of operations will be negatively impacted.
Although we recognized a net income of approximately $800 thousand in fiscal year 2008, we had suffered net losses of approximately $1.5 million and $1.1 million in fiscal years 2007 and 2006, respectively. Our accumulated deficit is approximately $16.6 million at December 31, 2008. Although we have developed a business plan and implemented a number of programs, including the discontinuance of unprofitable product lines, that returned us to profitability in fiscal year 2008, there can be no assurance that our business plan adequately addresses the circumstances and situations which, resulted in previous years’ losses. If we return to incurring losses, our business, financial condition, and results of operations will be negatively impacted.
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
These restrictions may limit our ability to obtain future financing, make capital expenditures or otherwise take advantage of business opportunities that may arise from time to time. Our ability to meet the financial covenants can be affected by events beyond our control, such as general economic conditions. As of December 31, 2008, we were in compliance with all the covenants of the Acquisition Loan and the Revolving Loan.
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
We derive a substantial portion of our revenues from a single customer. A single customer generated approximately $3.5 million (16% of total revenue) in revenues in fiscal 2008 and $4.2 million (20% of total revenue) in fiscal 2007. Although that customer’s contract now includes an automatic annual renewal provision effective each March, it does contain a 120-day prior notification termination clause. The contract was automatically renewed in March 2009. The loss of that customer would have a substantial negative impact on our financial condition and results of operations. Our largest four customers total $8,197,624 (36% of total revenue) and $8,796,325 (41% of total revenue) in fiscal years 2008 and 2007, respectively. A loss of any of these customers would have a negative impact on our financial condition and results of operations.
We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations.
We invest significant resources in the research and development of new and enhanced software products and services. We incurred research and development expenses of approximately $3.6 million and $3.8 million during 2008 and 2007, respectively. In addition, we incurred and capitalized approximately $0.8 million and $0.5 million in internal software development costs which were primarily related to next generation releases of Analysis, emPulse and SmartRecord® IP. The net book value of capitalized software amounted to approximately $1.2 million at December 31, 2008. We cannot assure you that we will be successful in our efforts selling new software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.
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
We intend further to refine, enhance and develop some of our existing software and billing systems and change our billing and accounts receivable management services operations to reduce the number of systems and technologies that must be maintained and supported. There can be no assurance that:
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
We own two patents used in our SmartBill® product which is a product in our EIM segment representing 19% of our total revenues in fiscal 2008, which cover a method and process to prepare, display, and analyze usage and cost information for services such as, but not limited to, telecommunications, financial card services, and utilities. Other companies have developed programs which replicate the patented technology and which we believe violates our patents. Although we have undertaken enforcement activities, including litigation, to protect or enforce our patents, we cannot assure you that the steps taken to protect the patented process will always be successful. Our failure to enforce our intellectual property rights could have a negative impact on our financial condition and results of operations. The patents expire in 2011.
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
As we enter into new markets outside the United States, including countries in Asia, Africa, and Europe, we face the uncertainty of not having previously done business in those commercial, political and social settings. Accordingly, despite our best efforts, the likelihood of success in each new market, which we enter, is unpredictable for reasons particular to each new market. For example, our success in any new market is based primarily on acceptance of our products and services in such market. It is also possible that some unforeseen circumstances could arise which would limit our ability to continue to do business or to expand in that new market. Our potential failure to succeed in the new markets would limit our ability to expand and grow.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2009, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. Although we have completed our compliance for management’s report on internal control over financial reporting and implemented a plan for compliance with the accounting firm’s attestation report requirements of Section 404, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish and maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.
Control of our stock is concentrated among our directors and executive officers and their respective affiliates who can exercise significant influence over all matters requiring stockholder approval.
As of March 11, 2009, our directors and executive officers and their respective affiliates beneficially owned 75.0% of the outstanding Class A common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of us.
We are subject to the penny stock rules which may adversely affect trading in our Class A common stock.
On March 11, 2009, the closing price of our Class A common stock was $0.05. Our Class A common stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Class A common stock, decrease liquidity of our Class A common stock and increase transaction costs for sales and purchases of our Class A common stock as compared to other securities.
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
Item 1B. Unresolved Staff Comments
Not applicable
Item 2. Properties
Rent and lease expense was $561,038 and $646,443 for the years ended December 31, 2008 and 2007, respectively. The Company leases 15,931 square feet of office space in Indianapolis for an average of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 3,485 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $65,000 per annum. The London lease expires in December 2013; however, it can be cancelled without penalty with a six month advance notice. The Company leased 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $145,000. The Blackburn lease expired December 2008; however, the Company has been allowed to remain in the existing space at existing terms and is actively renegotiating a new lease with the landlord. The Company believes it will be successful in negotiating a lease at terms more favorable than those existing. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.

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
On September 26, 2008, the Company entered into a settlement agreement with Convergys Corporation, whereby the Company received $2.9 million.
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
On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Expert discovery is proceeding and the court has set a trial date in September 2009.
General
The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business that are unrelated to Patent Enforcement. These claims or administrative proceedings, even if not meritorious, could result in the expenditure of significant financial and management resources.
Item 4. Submission of Matters to a Vote of Security Holders
None

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The shares of the Company’s Class A common stock, $0.01 par value per share, are quoted on the OTC Bulletin Board (Symbol “CTIG”). The table below sets forth for the indicated periods the high and low bid price ranges for the Company’s Class A common stock as reported by the OTC Bulletin Board. These prices represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	Quarterly Class A Common Stock Price Ranges
	2008		2007
	High	Low	High	Low

1st Quarter	$0.28	$0.22	$0.42	$0.24
2nd Quarter	$0.29	$0.17	$0.47	$0.34
3rd Quarter	$0.27	$0.13	$0.40	$0.26
4th Quarter	$0.16	$0.04	$0.34	$0.22
At March 11, 2009, the closing price for a share of Class A common stock was $0.05.
At March 11, 2009, the number of stockholders of record of the Company’s Class A common stock was 466.
No dividends were paid on the Company’s Class A common stock in the fiscal years ended December 31, 2008 and 2007. The Company’s covenants under the Acquisition Loan and the Revolving Loan restrict the Company’s ability to pay dividends.
For the information regarding the Company’s equity compensation plans, see Part III, Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. Selected Financial Data
Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Operations
Overview
The Company is comprised of four business segments: Electronic Invoice Management (“EIM”), Telemanagment (“Telemanagement”), Voice Over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute such software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while driving internal efficiencies into their invoice receipt, validation, approval and payment workflow processes. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the VoIP products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights.
The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and enforcement revenues.
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which the Company believes will provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from the Company’s United Kingdom operations.
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
Service providers recognized these challenges and began, as part of their next generation network (“NGN”) strategies, to deliver managed and hosted service offerings that do not require the customer to purchase expensive equipment up-front and virtually eliminate the operational expenditures associated with managing and maintaining an enterprise-grade communications network. Service providers incrementally improve revenue by enabling competitive voice and video features while reducing costs by delivering these services on high-capacity, low-cost NGNs.
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
Financial Condition
In the fiscal year ended December 31, 2008, the stockholders’ equity increased $1,361,726 from $8,406,664 as of December 31, 2007 to $9,768,390 as of December 31, 2008 primarily as a result of the fiscal year 2008 net income of $815,581 and the change in comprehensive income of $342,559 related to the strengthening of the U.S. dollar. At December 31, 2008, cash and cash equivalents were $341,936 compared to $555,839 at December 31, 2007. The Company realized a decline in net current assets (current assets less current liabilities) of approximately $705,662 which was primarily attributable to the expenditure of cash and cash equivalents to reduce long-term debt by $2,100,000. The reduction of long-term debt was funded by cash provided by operating activities of $2,927,991.
The Company generates approximately 65% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has weakened by approximately 26.3% in relation to the US dollar as of December 31, 2008 compared to December 31, 2007. The average conversion rate for the United Kingdom pound into a United States dollar for the year ended December 31, 2008 was 1.87 compared to 2.02 for the year ended December 31, 2007.
Results of Operations (Year Ended December 31, 2008 Compared to Year Ended December 31, 2007)
Revenue
Revenues from operations increased $1,198,632 to $22,543,554 in the year ended December 31, 2008 as compared to $21,344,922 for the year ended December 31, 2007. The increase in revenue was primarily the result of the increase in revenue in the Company’s Patent Enforcement Segement. Telemanagement revenue increased $135,640 to $6,000,676 in the year ended December 31, 2008 from $5,865,036 in the year ended December 31, 2007. Revenue from the VoIP segment was $211,752 in the year ended December 31, 2008 an increase of $66,431 compared to $145,321 recognized in the year ended December 31, 2007. Patent license fee revenue increased $1,950,481 to $2,850,000 in the year ended December 31, 2008 from $899,519 in the year ended December 31, 2007. The aforementioned revenue increases were partially offset by decreases in the EIM segment revenue of $953,920 which was primarily attributable to reduced processing revenue from the Company’s largest EIM customer. A major customer represented 16% of total revenues for the year ended December 31, 2008 and 20% of total revenues for the year ended December 31, 2007, and such customer represented 18% of software sales, service fee and license fee revenues for the year ended December 31, 2008 and 21% for the year ended December 31, 2007.
Costs of Products and Services Excluding Depreciation and Amortization
Costs of products and services, excluding depreciation and amortization, decreased $290,578 to $4,645,054 as compared to $4,935,632 for the year ended December 31, 2007. The EIM segment cost of products and services, excluding depreciation and amortization, decreased $371,047 related to the reduction in revenue in the segment. The Telemanagement segment cost of products and services, excluding depreciation and amortization, decreased $65,833 primarily due to costs related to increased revenue and installations. The VoIP segment cost of products and services, excluding depreciation and amortization, increased $146,302 primarily due to costs related to the launch of the new VoIP products. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 23.6% of revenue for the year ended December 31, 2008 as compared to 24.1% of revenue for the year ended December 31, 2007.
Patent License Fee and Enforcement Costs
Patent license fee and enforcement cost for the year ended December 31, 2008 increased by $182,852 to $1,962,668 as compared to $1,779,816 for the year ended December 31, 2007. The increase was primarily related to a $690,135 increase of contingent legal fees incurred in the year ended December 31, 2008 when compared to the year ended December 31, 2007 due to an increase in the amount of settlement revenue recognized in the year ended December 31, 2008 the increase in contingent legal fees was partially off-set by a decrease in hourly legal fees in the year ended December 31, 2008 when compared to December 31, 2007.
Selling, General and Administrative Costs
Selling, general and administrative expenses increased $3,027 to $9,442,662 compared to $9,439,635 for the year ended December 31, 2007.
Research and Development Expense
Research and development expense decreased $204,958 to $3,644,930 compared to $3,849,888 for the year ended December 31, 2007. The decrease in expense was primarily due to an increase of $344,775 in development costs that were capitalized. The amount of capitalized development costs related to internally developed software for resale was $838,493 and $493,718 for the years ended December 31, 2008 and 2007, respectively. Research and development expense relates primarily to personnel costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2008 decreased $566,442 to $1,573,877 from $2,140,319 for the year ended December 31, 2007. This decrease was primarily due to the amortization expense associated with the original release of SmartBill® Connect being fully recognized in the year ended December 31, 2007. Approximately $421,371 and $802,958 of amortization expense was related to capitalized software costs for the years ended December 31, 2008 and 2007, respectively.
Impairment charges
On December 12, 2007, it was determined that revised future sales projections attributable to certain product enhancements for the Company’s SmartBill® product (“Product Enhancements”) resulted in a net realizable value of $0, which was less than the carrying value of $199,374 of such Product Enhancements; as a result, the Company recorded a corresponding impairment charge of $199,374 in the fourth quarter of 2007. There were no cash expenditures made in 2007 which were associated with the Product Enhancements. The Company anticipates there will be no future cash expenditures related to the impairment of the Product Enhancements. There were no impairments in the year ended December 31, 2008.
Interest Income and Other Income
Interest expense decreased to $243,172 for the year ended December 31, 2008 from $427,518 for the year ended December 31, 2007. The reduction in interest expense is due to a lower average debt balance along with a decrease in interest rates.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. At December 31, 2008, the Company provided a valuation allowance against the Company’s net deferred tax assets of the Company’s net operating loss carryforwards in the United States. Given profitability from operations in the United Kingdom, the deferred tax assets related to the United Kingdom operations do not have a valuation allowance.
The net tax expense of $179,863 for the year ended December 31, 2008 was primarily attributable to the taxable profit of $774,161 realized from the Company’s United Kingdom operations. The net tax expense of $58,383 for the year ended December 31, 2007 was primarily attributable to the taxable profit of $770,087 realized from the Company’s United Kingdom operations.
Liquidity and Capital Resources
Historically, our principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. Cash flows from operations and existing cash, cash equivalents, and short-term investments have been adequate to meet our business objectives. Cash, cash equivalents, and short-term investments decreased by $213,903 to $341,936 as of December 31, 2008 from $555,839 as of December 31, 2007. Cash provided by operations was $2,927,991, cash used in investing activity was $1,012,086, and cash used in financing activities was $2,100,000 for the year ended December 31, 2008. Cash flow provided by operations of $2,927,991 was primarily attributable to the Company’s recognizing a net income of $815,581 in connection with a non-cash add-back of depreciation and amortization of $1,573,877. Cash flows used in investing activities of $1,012,086 related primarily to capitalized costs incurred in the development and enhancements of the Company’s products. Cash flows used in financing activities of $2,100,000 was attributable to the $2,100,000 reduction of debt. Cash generated from the EIM, Telemanagement, and Patent Enforcement segments of $3,552,391, $562,014, and $864,342, respectively, was off-set by cash used in the VoIP segment of $2,693,366 and Corporate expenses of $1,011,018. For December 31, 2008, income from operations on a geographical basis amounted to $376,726 for the United States and $897,637 for the United Kingdom. The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company’s EIM segment in the United States and the United Kingdom.

The following table presents selected financial results by business segment:

	Electronic Invoice
	Management	Telemanagement	VoIP	Patent Enforcement	Reconciling Amounts	Consolidated

2008
Net revenues	$13,481,126	$6,000,676	$211,752	$2,850,000	$—	$22,543,554
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	11,470,071	3,703,883	(125,454)	887,332	—	15,935,832
Depreciation and Amortization	1,127,215	48,013	345,788	22,990	29,871	1,573,877
Income (loss) from operations	3,552,391	562,014	(2,693,366)	864,342	(1,011,018)	1,274,363
Long-lived assets	10,260,662	31,750	1,007,622	408,001	101,183	11,809,218

2007
Net revenues	$14,435,046	$5,865,036	$145,321	$899,519	$—	$21,344,922
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	12,052,944	3,502,410	(45,583)	(880,297)	—	14,629,474
Depreciation and Amortization	1,919,797	56,759	117,251	22,990	23,522	2,140,319
Income (loss) from operations	3,250,671	329,151	(2,195,016)	(903,287)	(1,481,261)	(999,742)
Long-lived assets	11,041,480	61,149	787,576	944,891	164,917	13,000,013
The following table presents selected financial results by geographic location based on location of customer:

	United States	United Kingdom	Consolidated

2008
Net revenues	$7,917,306	$14,626,248	$22,543,554
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	4,700,048	11,235,784	15,935,832
Depreciation and Amortization	616,607	957,270	1,573,877
Income / (loss) from operations	376,726	897,637	1,274,363
Long-lived assets	1,925,821	9,883,397	11,809,218

2007
Net revenues	$6,434,099	$14,910,823	$21,344,922
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,269,789	11,359,685	14,629,474
Depreciation and Amortization	1,008,364	1,131,955	2,140,319
Income from operations	(2,191,032)	1,191,290	(999,742)
Long-lived assets	2,519,349	10,480,664	13,000,013

The Company’s net income for the year ended December 31, 2008 of $815,581 was primarily due to a patent enforcement settlement of $2,850,000 being realized for the year. Net income realized from patent enforcement activities for the year ended December 31, 2008 was $953,008.
The Company experienced a net loss for the year ended December 31, 2007. The primary reason for the net loss was a loss of $811,742 in the Company’s Patent Enforcement segment related to an increase in hourly legal fees along with increased amortization expense of $695,318 related to intangibles acquired in the CTI Billing Solutions Limited acquisition.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $3,533,571 (16% of total revenue) of revenues in fiscal 2008 and $4,220,835 (20% of total revenue) in fiscal 2007. Although that customer’s contract includes an automatic annual renewal provision effective each March, it does contain a 120-day prior notification termination clause. The contract was renewed in March 2009. The loss of that customer would have a substantial negative impact on the Company’s operations.
The Company has one credit facility consisting of an acquisition loan and a revolving loan. The document governing this credit facility is referred to as the Loan Agreement. During 2006, the Company had available a revolving loan with National City Bank, a national banking association (“NCB”) for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account. All borrowings are collateralized by substantially all assets of the Company. On November 13, 2007, the Company and bank amended the revolving loan to reduce the available sum to $3,000,000 and to remove the cash placed in a restricted account. Effective November 18, 2008, the Company and NCB entered into a Second Modification of Loan Documents (the “Second Modification”). The Second Modification reduced the amount of the $2,600,000 acquisition loan (the “Acquisition Loan”) entered into with NCB to $500,000 upon the Company’s prepayment of $2.1 million of the Acquisition Loan. The Second Modification modified the terms of the Revolving Loan to state that the sum of (a) advances made on the Revolving Loan, and (b) any Company debt that is not secured by cash or a letter of credit, may not exceed four times the trailing twelve (12) month consolidated EBITDA. The revolving loan expires on December 30, 2010, unless extended. Borrowings under the line of credit bear interest (2.97% at December 31, 2008) at LIBOR plus 2.50% payable monthly. The amendment also changed certain financial covenants and borrowing availability under the revolving loan. The outstanding balance on the revolving loan was $0 at December 31, 2008 and December 31, 2007. The carrying amount of receivables, that serve as collateral for borrowings, totaled $1,561,652 at December 31, 2008 and $1,951,110 at December 31, 2007. Available borrowing under the revolving loan at December 31, 2008 amounted to $1,561,652.
The Acquisition Loan is secured by a letter of credit from SEB Bank to NCB. The letter of credit was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 12, 2009, Fairford beneficially owned 64.0% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. Under the Second Modification, NCB removed the provision in the Loan Agreement requiring that the Company obtain a letter of credit as security for the Acquisition Loan. Pursuant to the terms of the Second Modification, NCB executed a notice of termination and release of the Letter of Credit dated November 18, 2008. In connection with the Second Modification, the Company issued to NCB an Amended and Restated Acquisition Loan Promissory Note dated November 18, 2008 (the “Amended Acquisition Loan Note”), which replaced the $2.6 million note and reflected the reduced Acquisition Loan principal amount of $500,000. The Amended and Restated Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the acquisition loan bear interest (2.47% at December 31, 2008) at LIBOR plus 2.00% payable monthly. All borrowings under the Amended and Restated Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balances on the Amended and Restated Acquisition Loan and the Acquisition Loan were $500,000 and $2,600,000 at December 31, 2008 and December 31, 2007, respectively.

Borrowings under the Loan Agreement are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of December 31, 2008, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreement, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
The Loan Agreement requires the Company to pay a fee with respect to the unused portion of the revolving loan of 0.25% per annum for each calendar quarter on the average daily amount by which $3.0 million exceeds the outstanding principal amount of the revolving loan during such calendar quarter.
Each of the acquisition loan and the revolving loan are secured by: (i) the Loan Agreement; (ii) the Guaranties dated December 22, 2006 (collectively, “U.S. Guaranties”) from the Company’s direct and indirect wholly-owned subsidiaries to NCB; (iii) the Security Agreements dated December 22, 2006 (collectively, “Security Agreements”) from each of the Company and its U.S. direct and indirect wholly-owned subsidiaries; (iv) the Charge Over Shares in from CTI Data to NCB dated December 22, 2006; (v) the Debentures dated December 31, 2006 (collectively, “Debentures”) between NCB and each of the Company, CTI Data and CTI Billing Solutions Limited; and (vi) the Guarantee and Indemnities (collectively, “United Kingdom Guaranties”) between NCB and each of CTI Data and CTI Billing Solutions Limited.
The Company’s obligations under the loan documents, as defined in the Loan Agreement, are jointly and severally guarantied by the Company’s subsidiaries under the U.S. Guaranties. In addition, pursuant to the United Kingdom Guaranties, each of CTI Data and CTI Billing Solutions Limited guarantied the Company’s obligations under the Loan Documents and agreed to indemnify NCB for any losses or liabilities suffered by NCB as a result of the Company’s obligations under the Loan Documents being unenforceable, void or invalid.
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
Pursuant to the Loan Agreement, the following events, among other circumstances, constitute an event of default and may cause all obligations of the Company under each of the acquisition loan and the revolving loan to become immediately due and payable: (i) any amount due under the Amended and Restated Acquisition Loan Note and/or the Revolving Note is not paid within ten days of when due; (ii) a default under any of the Loan Documents; (iii) any default in the payment of the principal or any other sum for any other indebtedness having a principal amount in excess of $10,000 or in the performance of any other term, condition or covenant contained in any agreement under which any such indebtedness is created, the effect of which default is to permit the holder of such indebtedness to cause such indebtedness to become due prior to its stated maturity; and (iv) any sale or other transfer of any ownership interest of the Company or its subsidiaries, which results in any change in control of the Company or a change in the Chairman or Chief Executive Officer of the Company.
During fiscal 2008, the Company entered into Confidential Settlement Agreements relating to Patent Enforcement activities totaling $2,850,000 which the Company received in cash.
The Company paid $535,940 in foreign income tax and $175 for state taxes in the United States for the year ended December 31, 2008.

The Company paid $104,427 in foreign income tax for the year ended December 31, 2007.
Impairment
Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”) requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. In the fourth quarter of 2007 it was determined that revised future sales and operating profit projections attributable to certain in process enhancements to the SmartBill® Connect product supported a recorded net realizable value which was substantially less than the carrying value. In November 2007, the Company decided to no longer continue the development of these products and recorded an impairment charge of $199,374 related to the write-down of the remaining in process capitalized development costs of these certain enhancements. The Company had a net book value $1,268,929 of capitalized software costs as of December 31, 2008 which relates to active projects with current and future revenue streams.
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
The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.
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
At December 31, 2008, the Company provided a valuation allowance against the Company’s net deferred tax assets of the Company’s net operating loss carryforwards in the United States. Given profitability from operations in the United Kingdom, deferred tax assets related to the United Kingdom operations do not have a valuation allowance.
The Company accounts for uncertain income tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company believes that its tax positions would more likely than not be sustained in a tax examination and therefore has not recorded a liability for uncertain tax positions.
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
Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There were no impairments in 2008 and 2007. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
The Company’s goodwill and significant component of its intangible assets relate to CTI Billing Solutions Limited. That entity is considered a separate reporting unit under guidance of FAS 142 and the Company performed its annual impairment analysis on goodwill as of the October 1, 2008, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The Company engaged the same outside firm as was used in past years to assist in this analysis. The Company is satisfied as to the qualifications and independence of this firm with respect to their ability to assist in this analysis. The results of this analysis indicated that there was no FAS 142, Step One impairment as of the date of our annual impairment determination.
Coincident with the decline in the overall stock market, the Company’s common stock dropped significantly in the fourth quarter of 2008 and has remained at historic low levels after year end. As of March 23, 2009, the Company’s common stock closed at $.05 per share and the “market cap” for the Company’s stock was approximately $1.5 million which is well below the Company’s reported book value at December 31, 2008 of approximately $9.5 million.
Because of the significant decline in the Company’s stock price, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business units operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available.
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 75%) is beneficially owned by its majority shareholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap” The Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. If the Company assess market condition changes in our business, it may be required to reflect goodwill impairment in the future.
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
SFAS No. 86 requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company periodically evaluates capitalized computer software costs for impairment. The Company had a net book value of $1,268,929 of capitalized software costs as of December 31, 2008.
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

In 2008, the Company established a reserve of $206,110 on a note receivable related to patent license and enforcement revenues due to the insolvency of the debtor.
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
During fiscal 2004, the Company entered into a Confidential Settlement Agreement relating to Patent Enforcement activities for $1,200,000 of which the Company received $100,000 of cash and accepted a note which matures on June 30, 2010, for the remaining $1,100,000. The Company recorded the remaining payments at a discount with imputed interest of 10%. The Company placed a reserve on the note when it was received in 2004 due to the uncertain financial position of the company issuing the note. In 2007, the issuer of the note was acquired by a financially stable company and the Company reversed the reserve on the note receivable. The balance of this note at the time of reversal was $474,519 which was recorded as revenue in the Patent Enforcement segment. The balance of this note as of December 31, 2008 was $347,012
Depreciation and Amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Furniture, fixtures and equipment are depreciated over the estimated useful lives of three to five years. Leasehold improvements are amortized over the period of the lease or the useful lives of the improvements, whichever is shorter. All maintenance and repair costs are charged to operations as incurred.
Deferred Financing Costs. Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Interest expense relating to the amortization of the deferred financing costs amounted to $203,766 for the year ended December 31, 2008.
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
On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB, a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford Scandinavia”), entered into the Securities Purchase Agreement (the

“Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Pursuant to the Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. The expense related to the Stock Warrants of $85,273 was recorded in the year ended December 31, 2006 as deferred finance costs. As of February 16, 2007, prior to the issuance of the Warrant, Fairford beneficially owned 59% of the Company’s outstanding Common Stock and Fairford Scandinavia did not own any of the Company’s securities. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. Due to the renewal of the Letter of Credit, the Company issued an additional Warrant to Fairford Scandinavia which entitles Fairford Scandinavia to purchase 620,675 shares of Common Stock at the exercise price of $0.22 per share, subject to adjustments as described in the Warrant, at any time prior to the 10th anniversary of the date of issuance. The expense related to the Stock Warrants of $85,273 was recorded in the year ended December 31, 2007 as deferred finance costs.
Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company guarantees all of the Company’s debt. The Company incurred a non-cash charge $2,675 related to his guarantee.
During the fiscal year ended December 31, 2007 Messrs. Garrison, Armitage, Osseiran, Dahl, and Grein were each granted options to purchase 100,000 shares of the Company’s Class A common stock, at an exercise price of $0.34 per share. Messrs. Garrison, Armitage, Osseiran, Dahl, and Grein are on the Company’s board of Directors.
The Company incurred $60,750 in fees and $12,001 in expenses associated with Board of Directors activities in 2008 and $51,200 in fees and $6,052 in expenses associated with Board of Directors activities in 2007.
Recently Issued and Adopted Accounting Pronouncements
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
CTI Group (Holdings) Inc.
We have audited the accompanying consolidated balance sheets of CTI Group (Holdings) Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP
Crowe Horwath LLP
Indianapolis, Indiana
March 27, 2009

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$341,936	$555,839
Trade accounts receivable, less allowance for doubtful accounts of $122,927 and $71,237, respectively	2,655,680	3,230,674
Note and settlement receivable	366,303	384,847
Prepaid expenses	316,554	406,578
Deferred financing costs	101,450	116,532
Other current assets	43,870	41,271

Total current assets	3,825,793	4,735,741

Long term settlement receivable — net of current portion	392,851	906,751
Property, equipment, and software, net	1,817,501	1,725,353
Deferred financing costs — long term	35,953	95,074
Intangible assets, net	4,580,987	5,289,545
Goodwill	4,896,990	4,896,990
Other assets	84,936	86,300

Total assets	$15,635,011	$17,735,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$498,008	$577,541
Accrued expenses	1,328,359	1,724,212
Accrued wages and other compensation	1,017,917	973,700
Income tax payable	242,716	365,967
Deferred tax liability	209,097	199,417
Note payable	500,000	—
Deferred revenue	1,230,682	1,390,228

Total current liabilities	5,026,779	5,231,065

Note payable —long term	—	2,600,000
Lease incentive — long term	190,428	233,114
Deferred revenue — long term	1,075	10,769
Deferred tax liability — long term	648,339	1,254,142

Total liabilities	5,866,621	9,329,090

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,178,271 issued and outstanding at December 31, 2008 and at December 31, 2007	291,783	291,783
Additional paid-in capital	25,842,970	25,639,384
Accumulated deficit	(16,637,024)	(17,452,605)
Accumulated other comprehensive income	462,804	120,245
Treasury stock, 140,250 shares Class A common stock at December 31, 2008 and December 31, 2007, at cost	(192,143)	(192,143)

Total stockholders’ equity	9,768,390	8,406,664

Total liabilities and stockholders’ equity	$15,635,011	$17,735,754

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007

Revenues:
Software sales, service fee and license fee	$19,693,554	$20,445,403
Patent license fee and enforcement	2,850,000	899,519

Total revenues	22,543,554	21,344,922

Cost and expenses:
Costs of products and services, excluding depreciation and amortization	4,645,054	4,935,632
Patent license fee and enforcement costs	1,962,668	1,779,816
Selling, general and administration	9,442,662	9,439,635
Research and development	3,644,930	3,849,888
Depreciation and amortization	1,573,877	2,140,319
Impairment charges	—	199,374

Total costs and expenses	21,269,191	22,344,664

Income / (loss) from operations	1,274,363	(999,742)

Other income:
Interest expense	243,172	427,518
Other loss	35,747	7,991

Income / (loss) before income taxes	995,444	(1,435,251)

Tax expense	179,863	58,383

Net income / (loss)	815,581	(1,493,634)

Basic and diluted net income / (loss) per common share	$0.03	$(0.05)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
Cash flows provided by operating activities:
Net income / (loss)	$815,581	$(1,493,634)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,573,877	2,140,319
Allowance for doubtful accounts	49,543	(911)
Provision for doubtful note receivable	206,110	—
Deferred income taxes	(294,815)	(306,952)
Amortization of deferred financing fees	203,766	244,638
Non-cash interest charge	2,675	—
Stock option grant expense	200,911	164,597
Rent incentive benefit	(17,314)	34,043
Loss on disposal of property and equipment	13,144	29,169
Impairment of long-lived assets	—	199,374
Changes in operating activities:
Trade accounts receivables	(248,287)	300,592
Note and settlement receivables	326,334	(339,201)
Prepaid expenses	31,741	64,034
Other assets	(860)	18,242
Accounts payable	(4,023)	179,929
Accrued expenses, wages and other compensation	(115,506)	(383,646)
Deferred revenue	222,275	(303,468)
Income taxes payable / refundable	(37,161)	472,661

Cash provided by operating activities	2,927,991	1,019,786

Cash flows provided by / (used in) investing activities:
Additions to property, equipment, and software	(1,012,086)	(793,622)
Change in restricted cash	—	3,677,477
Acquisition of business and adjustments, net of cash and cash equivalents acquired	—	25,267
Proceeds from sale of property and equipment	—	6,600

Cash provided by / (used in) investing activities	(1,012,086)	2,915,722

Cash flows (used in) / provided by financing activities:
Borrowings under credit agreements	4,443,000	2,421,415
Repayments under credit agreements	(6,543,000)	(7,400,112)
Deferred financing fees	—	(59,208)
Exercise of stock options	—	—

Cash used in financing activities	(2,100,000)	(5,037,905)

Effect of foreign currency exchange rates on cash and cash equivalents	(29,808)	(33,113)

Decrease in cash and cash equivalents	(213,903)	(1,135,510)
Cash and cash equivalents, beginning of year	555,839	1,691,349

Cash and cash equivalents, end of year	$341,936	$555,839

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME / (LOSS)
For the years ended December 31, 2008 and 2007

			Additional			Other
	Class A Common Stock		Paid-in	Comprehensive	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Income / (loss)	deficit)	Income (loss)	Stock	Equity

Balance, January 1, 2007	29,178,271	$291,783	$25,415,341		$(15,958,971)	$73,880	$(192,143)	$9,629,890
Comprehensive Loss
Net loss	—	—	—	(1,493,634)	(1,493,634)	—	—	(1,493,634)
Foreign currency translation adjustments	—	—	—	46,365	—	46,365	—	46,365

Comprehensive loss	—	—	—	$(1,447,269)	—	—	—	—

Stock option expense	—	—	224,043		—	—	—	224,043

Balance, December 31, 2007	29,178,271	$291,783	$25,639,384		$(17,452,605)	$120,245	$(192,143)	$8,406,664
Comprehensive Income
Net income	—	—	—	815,581	815,581	—	—	815,581
Foreign currency translation adjustments	—	—	—	342,559	—	342,559	—	342,559

Comprehensive income	—	—	—	$1,158,140	—	—	—	—

Non-cash interest charge	—	—	2,675		—	—	—	2,675

Stock option expense	—	—	200,911		—	—	—	200,911

Balance, December 31, 2008	29,178,271	$291,783	$25,842,970		$(16,637,024)	$462,804	$(192,143)	$9,768,390

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
The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to: adverse economic conditions, risks associated with doing business outside the United States, significant foreign currency fluctuations, restrictive loan covenants, impairments may be recorded on intangibles, loss of its significant customers, inability to enhance existing products and services to meet the evolving needs of customers, the Company’s inability to compete successfully, failure to enforce intellectual property rights, damage done to relationships with potential customers by the Company’s attempt to enforce intellectual property rights, the Company’s inability to successfully enter new markets, the Company’s inability to maintain an effective system of internal controls, control of the Company’s stock is concentrated among directors and officers, the Company is subject to penny stock rules which may adversely affect trading of the Company’s Class A common stock, and there is not presently an active market for the Company’s Class A common stock.
BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned United Kingdom-based subsidiaries. The financial statements of the Company’s foreign subsidiaries have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholder’s equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction gain of approximately $4,000 for the year ended December 31, 2008 and a transaction loss of approximately $105,000 for the year ended December 31, 2007.
CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and highly liquid investments. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.
ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2008 and 2007, advertising expense was $116,234 and $105,752, respectively.
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
During fiscal 2004, the Company entered into a confidential settlement agreement relating to patent enforcement activities for $1,200,000 of which the Company received $100,000 of cash and accepted a note which matures on June 30, 2010, for the remaining $1,100,000. The Company recorded the remaining

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payments at a discount with imputed interest of 10%. The Company placed a reserve on the note when it was received in 2004 due to the uncertain financial position of the company issuing the note. In 2007, the issuer of the note was acquired by a financially stable company and the Company reversed the reserve on the note receivable. The balance of this note at the time of reversal was $474,519 which was recorded as revenue in the Patent Enforcement Activities segment. The reversal of this reserve increased earnings per share by $0.01 for the year ended December 31, 2007.
FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, note and settlement receivables, accounts payable, and accrued expenses. The book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments. At December 31, 2008 and 2007, the carrying value of certain financial instruments approximates fair value due to either the short-term nature of the instruments or interest rates, which are comparable with current rates.
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
COMPUTER SOFTWARE: Under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”), expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the greater of (a) the straight-line method over the estimated economic life of the product or (b) the ratio that the current gross revenue for the products bear to the total current and anticipated future gross revenue of the products. SFAS 86 requires the periodic evaluation of the net realizable value of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. See Note 4 — Property, Equipment and Software Development Costs. The Company capitalized $838,493 and $493,718 for the years ended December 31, 2008 and 2007, respectively, in costs related to its software development. The amortization expense for developed software which relates to cost of sales was $421,371 and $802,958 for the years ended December 31, 2008 and 2007, respectively.
GOODWILL AND INTANGIBLE ASSETS: Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There were no impairments in 2008 and 2007. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
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
DEFERRED FINANCING COSTS: Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. Interest expense relating to the amortization of the deferred financing costs amounted to $203,766 and $244,638 for the years ended December 31, 2008 and December 31, 2007, respectively.
REVENUE RECOGNITION: The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). In general, the Company records

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a rollforward of the allowance for doubtful accounts

Balance as of January 1, 2008	$71,237

Provision	66,790
Bad debt write-off	(16,725)
Recovery of previously written-off accounts	12,928
Exchange rate fluctuation	(11,303)

Balance as of December 31, 2008	$122,927

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
The Company also realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable. In 2008, the Company established a reserve of $206,110 on a note receivable related to patent license and enforcement revenues due to the insolvency of the debtor.
LEGAL COSTS RELATED TO PATENT ENFORCEMENT ACTIVITIES: Professional fees and legal costs incurred while pursuing patent license fee and enforcement revenues are expensed as incurred. Legal fees that are contingent on the successful outcome of an enforcement claim are recorded when the patent license fee and enforcement revenues are realized.
STOCK BASED COMPENSATION: Under the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), the Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INCOME TAXES: The Company accounts for income taxes following the provisions of SFAS No. 109 “Accounting for Income Taxes”, which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of net deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements
The Company accounts for uncertain income tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company believes that its tax positions would more likely than not be sustained in a tax examination therefore has not recorded a liability for uncertain tax positions.
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

	For the Twelve Months Ended December 31,
	2008	2007
Net income / (loss)	$815,581	$(1,493,634)

Average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options	—	—

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021

Net income / (loss) per share — Basic:
Net income / (loss) per share	$0.03	$(0.05)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

Net income / (loss) per share — Diluted:
Net income / (loss) per share	$0.03	$(0.05)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

For the years ended December 31, 2008 and December 31, 2007, options and warrants to purchase 5,462,952 and 4,842,277 shares of Class A common stock, respectively, at exercise prices ranging from $.21 to $.50 were outstanding. There were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the year ended December 31, 2008. For the year ended December 31, 2007, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the year ended December 31, 2007, would have been 283,788 shares.
CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks in the United States and United Kingdom. At times, these deposits may fluctuate significantly and may be in excess of statutory insured limits. As of December 31, 2008, such deposits exceeded statutory insured limits by

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$237,098. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off approximately $16,725 and $11,437 of receivables deemed to be uncollectible against the established allowance for doubtful accounts for the years ended December 31, 2008 and 2007, respectively.
COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income / (Loss).
RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $3,644,930 and $3,849,888 for the years ended December 31, 2008 and 2007, respectively.
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
NOTE 2 — SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rent incentive benefit is recognized by the Company, the benefit will be shown as an adjustment to reconcile net cash in the Company’s Consolidated Statement of Cash Flows.
The Company paid $535,940 and $104,472 in foreign income tax and $175 and $0 for state taxes in the United States for the years ended December 31, 2008 and 2007, respectively.
The Company paid $158,987 and $501,758 in interest related to the Company’s notes payable for the twelve months ended December 31, 2008 and 2007, respectively.
NOTE 3 —GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Weighted-Average	December 31,
	Useful Lives	2008	2007
Goodwill	—	$4,896,990	$4,896,990
Patents	15	344,850	344,850
Tradenames	9	180,000	180,000
Customer list	9	4,576,813	4,576,813
Technology	8	1,620,000	1,620,000
Other Intangibles	3	493,672	493,672

		12,112,325	12,112,325
Less accumulated amortization		(2,634,348)	(1,925,790)

		$9,477,977	$10,186,535

Amortization expense on intangible assets amounted to $708,558 and $733,210 for the years ended December 31, 2008 and 2007, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2009 — $698,761; 2010 — $683,611; 2011 — $683,611; 2012 — $683,611; 2013 — $683,611; and thereafter — $1,147,782.
NOTE 4 — PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS
Property, equipment and software development costs consisted of the following:

	December 31,
	2008	2007
Equipment	$1,254,273	$1,443,433
Furniture	761,603	699,298
Leasehold improvements	242,167	242,167
Software development costs	5,993,173	4,781,815

	8,251,216	7,166,713
Less accumulated depreciation and amortization	(6,433,715)	(5,441,360)

	$1,817,501	$1,725,353

Depreciation and amortization expense on property, equipment, and software amounted to $865,320 and $1,407,109 for the years ended December 31, 2008 and 2007, respectively. Fixed assets no longer in use in 2008 with an original cost of $324,451 were written off. In 2007, fixed assets, with an original cost of $414,503, were written off.
Amortization expense of developed software amounted to $421,371 and $802,958 for the years ended December 31, 2008 and 2007, respectively. Amortization expense of developed software is a cost of sales. Impairment charges recognized in the year ended December 31, 2007 of $199,374 is also a cost of sales.
Accumulated amortization related to developed software amounted to $3,811,791 and $3,880,924 as of December 31, 2008 and December 31, 2007, respectively.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 5 — COMMITMENTS AND CONTINGENCIES
A. LEASE COMMITMENTS:
The Company leases its office facilities and certain equipment under long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through long-term operating leases are as follows:
      Year ending December 31:

2009	324,099
2010	329,225
2011	338,207
2012	345,156
2013	353,122
Thereafter	48,457

Total	$1,738,266

Rent and lease expense was $561,038 and $646,443 for the years ended December 31, 2008 and 2007, respectively. The Company leased 15,931 square feet of office space in Indianapolis for an average of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 3,485 square feet of office space near London in the United Kingdom at an annual cost equivalent to approximately $65,000 per annum. The London lease expires in December 2013 but the Company may terminate the lease effective January, 2007 or thereafter, upon a minimum of six months advance notice of the date of termination and payment of the equivalent of one quarterly rent payment. The Company leases 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $145,000. The Blackburn lease expired in December 2008; however, the Company has been allowed to remain in the existing space at existing terms and is actively renegotiating a new lease with the landlord. The Company believes it will be successful in negotiating a lease at terms more favorable than those existing. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.
B. CONTINGENCIES:
The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
C. EMPLOYMENT AGREEMENTS:
The Company has entered into employment agreements with certain members of management. The terms of these agreements generally include, but are not limited to, compensation, non-competition, severance and change in control clauses. As of December 31, 2008 and 2007, all relevant amounts have been accrued for under these agreements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS
The Company has the following debt obligations (“Loan Agreements”).
During 2006, the Company had available a revolving loan with National City Bank, a national banking association (“NCB”) for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account (the “Revolving Loan”). All borrowings are collateralized by substantially all assets of the Company. On November 13, 2007, the Company and bank amended the revolving loan to reduce the available sum to $3,000,000 and to remove the cash placed in a restricted account. Effective November 18, 2008, the Company and NCB entered into a Second Modification of Loan Documents (the “Second Modification”). The Second Modification reduced the amount of the $2,600,000 acquisition loan (the “Acquisition Loan”) entered into with National City Bank, a national banking associations (“NCB”) to $500,000 upon the Company’s prepayment of $2.1 million of the Acquisition Loan. The Second Modification also modified the terms of the Revolving Loan to state that the sum of (a) advances made on the Revolving Loan, and (b) any Company debt that is not secured by cash or a letter of credit, may not exceed four times the trailing twelve (12) month consolidated EBITDA. The revolving loan expires on December 30, 2010, unless extended. Borrowings under the line of credit bear interest (2.97% at December 31, 2008) at LIBOR plus 2.50% payable monthly. The amendment also changed certain financial covenants and borrowing availability under the revolving loan. The outstanding balance on the revolving loan was $0 at December 31, 2008 and December 31, 2007. The carrying amount of receivables, that serves as collateral for borrowings, totaled $1,561,652 at December 31, 2008 and $1,951,110 at December 31, 2007. Available borrowing under the revolving loan at December 31, 2008 amounted to $1,561,652.
The Acquisition Loan is secured by a letter of credit from SEB Bank to NCB. The letter of credit was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 12, 2009, Fairford beneficially owned 64.0% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. Under the Second Modification, NCB removed the provision in the Loan Agreement requiring that the Company obtain a letter of credit as security for the Acquisition Loan. Pursuant to the terms of the Second Modification, NCB executed a notice of termination and release of the Letter of Credit dated November 18, 2008. In connection with the Second Modification, the Company issued to NCB an Amended and Restated Acquisition Loan Promissory Note dated November 18, 2008 (the “Amended Acquisition Loan Note”), which replaced the $2,600,000 note and reflected the reduced Acquisition Loan principal amount of $500,000. The Amended and Restated Acquisition Loan expires on December 21, 2009, unless extended. Borrowings under the acquisition loan bear interest (2.47% at December 31, 2008) at LIBOR plus 2.00% payable monthly. All borrowings under the Amended and Restated Acquisition Loan are collateralized by substantially all assets of the Company. The outstanding balances on the Amended and Restated Acquisition Loan and the Acquisition Loan were $500,000 and $2,600,000 at December 31, 2008 and December 31, 2007, respectively.
Borrowings under the Loan Agreements are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of December 31, 2008, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
The Loan Agreements require the Company to pay a fee with respect to the unused portion of the revolving loan of 0.25% per annum for each calendar quarter on the average daily amount by which $3.0 million exceeds the outstanding principal amount of the revolving loan during such calendar quarter.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Each of the acquisition loan and the revolving loan are secured by: (i) the Loan Agreement; (ii) the Guaranties dated December 22, 2006 (collectively, “U.S. Guaranties”) from the Company’s direct and indirect wholly-owned subsidiaries to NCB; (iii) the Security Agreements dated December 22, 2006 (collectively, “Security Agreements”) from each of the Company and its U.S. direct and indirect wholly-owned subsidiaries; (iv) the Charge Over Shares in from CTI Data to NCB dated December 22, 2006; (v) the Debentures dated December 31, 2006 (collectively, “Debentures”) between NCB and each of the Company, CTI Data and CTI Billing Solutions Limited; and (vi) the Guarantee and Indemnities (collectively, “United Kingdom Guaranties”) between NCB and each of CTI Data and CTI Billing Solutions Limited.
The Company’s obligations under the loan documents, as defined in the Loan Agreement, are jointly and severally guarantied by the Company’s subsidiaries under the U.S. Guaranties. In addition, pursuant to the United Kingdom Guaranties, each of CTI Data and CTI Billing Solutions Limited guaranteed the Company’s obligations under the Loan Documents and agreed to indemnify NCB for any losses or liabilities suffered by NCB as a result of the Company’s obligations under the Loan Documents being unenforceable, void or invalid.
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
Pursuant to the Loan Agreement, the following events, among other circumstances, constitute an event of default and may cause all obligations of the Company under each of the acquisition loan and the revolving loan to become immediately due and payable: (i) any amount due under the Amended and Restated Acquisition Loan Note and/or the Revolving Note is not paid within ten days of when due; (ii) a default under any of the Loan Documents; (iii) any default in the payment of the principal or any other sum for any other indebtedness having a principal amount in excess of $10,000 or in the performance of any other term, condition or covenant contained in any agreement under which any such indebtedness is created, the effect of which default is to permit the holder of such indebtedness to cause such indebtedness to become due prior to its stated maturity; and (iv) any sale or other transfer of any ownership interest of the Company or its subsidiaries, which results in any change in control of the Company or a change in the Chairman or Chief Executive Officer of the Company.
NOTE 7 — INCOME TAXES
The provision (benefit) for income taxes consisted of the following:

	Years ended December 31,
	2008	2007
Income tax (benefit) expense:
Current provision
Federal	$38,649	$(8,627)
State	175	(3,766)
Foreign	340,283	368,177
Deferred Federal	—	—
State	—	—
Foreign	(199,244)	(297,401)

Expense / (benefit) for income taxes	$179,863	$58,383

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate was as follows:

	December 31,
	2008	2007
Computed tax (benefit) / expense at the expected statutory rate	$338,451	$(474,385)
State tax expense / (benefit), net	175	(2,486)
Permanent differences	(34,751)	(35,341)
State tax rate adjustment	298	(1,281)
Foreign tax rate differential	(42,579)	(27,153)
Realized foreign currency translation	(31,788)	—
Adjustment for change in United Kingdom statutory tax rate	—	(102,071)
FIN 48 Expense	38,649	—
Tax credits earned	—	(39,434)
Changes in valuation allowance	(88,592)	740,534

	$179,863	$58,383

The components of the overall net deferred tax assets were as follows:

	Years Ended December 31,
	2008	2007
Assets
Net operating losses	$2,511,141	$2,807,579
Allowance for doubtful accounts	41,398	17,626
Vacation and bonus compensation and other accruals	568,356	362,797
Property tax	6,351	4,207
Stock options expensed	155,932	106,786
Capital loss carryforward	10,365	10,365
Unrealized foreign currency translation	377,030	—
Tax credit carryforward	223,184	223,184

Total assets	$3,893,757	$3,532,544

Liabilities
Unrealized foreign currency translation	—	(2,378)
Depreciation and amortization	(448,109)	(423,622)
Deferred acquisition intangibles	(1,271,007)	(1,460,588)

Total liabilities	(1,719,116)	(1,886,588)

Valuation allowance	(3,032,077)	(3,099,515)

Deferred tax liability, net	$(857,436)	$(1,453,559)

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2008, the Company continued to provide a valuation allowance against the Company’s United States net deferred tax assets which consist primarily of net operating loss carryforwards.
The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

Balance as of January 1, 2008	$21,822

Tax positions related to the current year:
Additions	28,506
Reductions	—

Tax positions related to prior years:
Additions	544
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2008	$50,872

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in future periods. Consistent with the provisions of FIN 48, the Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.
The Company and its subsidiaries file income tax returns in the U.S., state of Indiana and the foreign jurisdiction of the United Kingdom. The Company remains subject to examination by taxing authorities in the jurisdictions the Company has filed returns for years after 2004. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2008.
The Company’s tax filings are subject periodically to regulatory review and audit. In November 2006, the Internal Revenue Service notified the Company of the disallowance of the deductibility of the write-off of a $10,500,000 promissory note taken during the 2003 tax year. On August 8, 2007, the Company agreed to a settlement with the Internal Revenue Service. The settlement resulted in a reduction of the Company’s net operating loss carryforward by $4,945,467 on which the Company had previously recorded a full valuation allowance.
At December 31, 2008, the Company had available unused net operating losses of $2,511,141 and tax credit carryforwards of approximately $223,184 that may be applied against future taxable income and that expire from 2009 to 2025. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2008, the Company had a valuation allowance of $2,734,325 established against unused U.S. net operating loss carryforwards of $2,511,141 and tax credits of $223,184 as utilization of these tax attributes is not assured in the United States. In addition, at December 31, 2008, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested.
NOTE 8 — STOCK BASED COMPENSATION
The Company’s Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”) provided for the issuance of incentive and nonqualified stock options to purchase, and restricted stock grants of, shares of the Company’s Class A common stock. Individuals eligible for participation in the Plan included designated officers and other employees (including employees who also serve as directors), non-employee directors, independent contractors and consultants who perform services for the Company. The terms of each grant under the Plan were determined by the Board of Directors, or a committee of the board administering the Plan, in accordance with the terms of the Plan. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options granted under the Plan typically become exercisable over a one to five year period. Generally, the options have various vesting periods, which include immediate and term vesting periods.
In 2002, the Company’s stockholders authorized an additional 2,000,000 shares available for grant under the Plan. In connection with the shares that could be issued under the Plan, the Company filed a registration

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. During the year ended December 31, 2008, there were no options to purchase shares of Class A common stock granted under the Stock Incentive Plan.
At December 31, 2008, there were options to purchase 4,422,782 shares of Class A common stock outstanding consisting of 4,142,782 Plan and Stock Incentive Plan options and 280,000 Outside Plan Stock Options. There were options to purchase 2,840,799 shares of Class A common stock that were exercisable as of December 31, 2008 plus 280,000 Outside Plan Stock Options.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information with respect to options was as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price

Outstanding, December 31, 2006	1,988,000	$0.21 - $0.50	$0.32
Granted	2,490,782	0.21 - 0.35	0.34
Exercised	—	—	—
Cancelled	(6,500)	0.21	0.21

Outstanding, December 31, 2007	4,472,282	$0.21 - $0.50	$0.33
Granted	—	—	—
Exercised	—	—	—
Cancelled	(49,500)	0.21 - 0.31	0.29

Outstanding, December 31, 2008	4,422,782	$0.21 - $0.50	$0.33

The weighted-average grant-date fair value of options granted during the year 2007 was $0.26.
The following table summarizes options exercisable at December 31, 2008:

	Option	Exercise Price Range	Weighted Average	Aggregate Intrinsic	Weighted Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

December 31, 2007	2,506,157	$0.21 - $0.50	$0.32	593,953	7.21 years
December 31, 2008	3,120,799	$0.21 - $0.50	$0.33	1,020,746	6.70 years
The following table summarizes non-vested options:

Option
Shares
December 31, 2007	1,966,125
Granted	—
Cancelled	—
Vested	(664,142)

December 31, 2008	1,301,983

Included within Selling, general and administrative expense for the years ended December 31, 2008 and December 31, 2007 is $115,638 and $164,597, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
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

2007
Risk-free interest rate	4.80%
Dividend yield	0.00%
Volatility factor	67.31%
Expected lives	5 years

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 — MAJOR CUSTOMERS
For the years ended December 31, 2008 and 2007, the Company had sales to a single customer aggregating $3,533,571 (16% of total revenues) and $4,220,835 (20% of total revenues), respectively. Such customer represents 18% and 21% of software sales, service fee and license fee revenues for the years ended December 31, 2008 and 2007, respectively. The Company had receivables from this single customer of $267,707 (10% of trade accounts receivable, net) and $411,796 (13% of the trade accounts receivable, net) as of December 31, 2008 and December 31, 2007, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2009. The loss of this customer would have a substantial negative impact on the Company.
NOTE 10 — RETIREMENT PLAN
The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers certain eligible U.S., full-time employees. The Company matches 50% of participant contributions up to 6% of participant compensation for U.S. employees. The Company made contributions of $65,928 in 2008 and $51,379 in 2007. The Company maintains a defined contribution plan for its U.K. employees. The Company matches for U.K. employees up to 100% of participant contributions up to 4% or 5% dependent on the U.K. office location. The Company made contributions of approximately $197,000 in 2008 and $206,392 in 2007 for U.K. employees.
NOTE 11 — SEGMENT INFORMATION
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
segments is shown in the following table.
Reconciling items for operating income (loss) on the following table represent corporate expenses and depreciation.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents selected financial results by business segment:

	Electronic Invoice
	Management	Telemanagement	VoIP	Patent Enforcement	Reconciling Amounts	Consolidated

2008
Net revenues	$13,481,126	$6,000,676	$211,752	$2,850,000	$—	$22,543,554
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	11,470,071	3,703,883	(125,454)	887,332	—	15,935,832
Depreciation and Amortization	1,127,215	48,013	345,788	22,990	29,871	1,573,877
Income (loss) from operations	3,552,391	562,014	(2,693,366)	864,342	(1,011,018)	1,274,363
Long-lived assets	10,260,662	31,750	1,007,622	408,001	101,183	11,809,218

2007
Net revenues	$14,435,046	$5,865,036	$145,321	$899,519	$—	$21,344,922
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	12,052,944	3,502,410	(45,583)	(880,297)	—	14,629,474
Depreciation and Amortization	1,919,797	56,759	117,251	22,990	23,522	2,140,319
Income (loss) from operations	3,250,671	329,151	(2,195,016)	(903,287)	(1,481,261)	(999,742)
Long-lived assets	11,041,480	61,149	787,576	944,891	164,917	13,000,013
The following table presents selected financial results by geographic location based on location of customer:

	United States	United Kingdom	Consolidated

2008
Net revenues	$7,917,306	$14,626,248	$22,543,554
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	4,700,048	11,235,784	15,935,832
Depreciation and Amortization	616,607	957,270	1,573,877
Income / (loss) from operations	376,726	897,637	1,274,363
Long-lived assets	1,925,821	9,883,397	11,809,218

2007
Net revenues	$6,434,099	$14,910,823	$21,344,922
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,269,789	11,359,685	14,629,474
Depreciation and Amortization	1,008,364	1,131,955	2,140,319
Income from operations	(2,191,032)	1,191,290	(999,742)
Long-lived assets	2,519,349	10,480,664	13,000,013

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 —RELATED PARTY TRANSACTIONS
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
On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford, entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into the Securities Purchase Agreement with Fairford Scandinavia and issued an additional warrant to Fairford Scandinavia to purchase shares of Class A common stock based on the interest rate savings (the “Additional Warrant”). Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of December 31, 2008, Fairford beneficially owned 64% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant. The expense related to the Stock Warrants of $85,273 was recorded in the years ended December 31, 2008 and December 31, 2007 as deferred finance costs.
Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company guarantees all of the Company’s debt. The Company incurred a non-cash charge $2,675 related to his guarantee.
During the fiscal year ended December 31, 2007 Messrs. Garrison, Armitage, Osseiran, Dahl, and Grein were each granted options to purchase 100,000 shares of the Company’s Class A common stock, at an exercise price of $0.34 per share. Messrs. Garrison, Armitage, Osseiran, Dahl, and Grein are on the Company’s board of Directors.
The Company incurred $60,750 in fees and $12,001 in expenses associated with Board of Directors activities in 2008 and $40,500 in fees and approximately $8,800 in expenses associated with Board of Directors activities in 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A(T). Controls and Procedures
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment, it believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance;
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2009 Annual Stockholders’ Meeting (“2009 Annual Meeting”) to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days of the Company’s fiscal year ended December 31, 2008.
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
Item 11. Executive Compensation
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2009 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2009 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2009 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2008.
Item 14. Principal Accounting Fees and Services
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2009 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2008.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (b) Exhibits
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

     4.5 Amended and Restated Acquisition Loan Promissory Note dated November 18, 2008, by and between CTI Group (Holdings) Inc. and National City Bank incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008.
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
     10.22 Chief Executive Employment Agreement between John Birbeck and CTI Group (Holdings) Inc. dated September 13, 2005, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.23 CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Appendix III to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 23, 2005. *
     10.24 Form of Incentive Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.3 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.25 Form of Nonqualified Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

     10.26 Form of Stock Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.27 Separation agreement between Bradley Houlberg and CTI Group (Holdings) Inc. dated October 20, 2005 incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on October 26, 2005. *
     10.28 Compensation arrangements for the Board of Directors of CTI Group (Holdings) Inc. incorporated by reference to Exhibit 10.2 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.29 Office Lease dated October 18, 2006, between DH Realty, LLC and CTI Group (Holdings) Inc. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.
     10.30 Tenancy Agreement dated February 8, 2006, between European Settled Estates PLC Ryder Systems Limited incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on April 2, 2007.
     10.31 Share Transfer Agreement, dated December 22, 2006, between CTI Data Solutions Limited, Ryder Systems Trustee Limited, Susan Patricia Haworth and Messrs. Paul Ryder Systems Limited. Haworth, Andrew Wilson and David Latham incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.32 Loan Agreement, dated as of December 22, 2006, by and between CTI Group (Holdings) Inc. and National City Bank incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.33 CTI Group (Holdings) Inc. Security Agreement, dated as of December 22, 2006 incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.34 Debenture, dated as of December 22, 2006, between CTI Group (Holdings) Inc. and National City Bank incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.35 Charge Over Shares in CTI Data Solutions Ltd., dated as of December 22, 2006, between CTI Group (Holdings) Inc. and National City Bank incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.36 Reaffirmation of Guaranty dated November 13, 2007, by and between the subsidiaries of CTI Group (Holdings) Inc. and National City Bank Bank incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.
     10.37 Reaffirmation of Guaranty dated November 18, 2008, by and between the subsidiaries of CTI Group (Holdings) Inc. and National City Bank Bank incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008.
     11.1 Statement re computation of per share earnings, incorporated by reference to Note 1 to Consolidated Financial Statements
     14.1 Code of Ethics incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.
     21.1 List of subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2008.

     23.1 Consent of Crowe Horwath LLP.
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
Date: March 27, 2009
In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2009	/s/ John Birbeck
Date	John Birbeck
Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 27, 2009	/s/ Manfred Hanuschek
Date	Manfred Hanuschek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 27, 2009	/s/ Harold Garrison
Date	Harold Garrison,
Member, Board of Directors

March 27, 2009	/s/ Rupert D. Armitage
Date	Rupert D. Armitage
Member, Board of Directors

March 27, 2009	/s/ Bengt Dahl
Date	Bengt Dahl
Member, Board of Directors

March 27, 2009	/s/ Thomas Grein
Date	Thomas Grein
Member, Board of Directors

March 27, 2009	/s/ Salah Osseiran
Date	Salah Osseiran
Member, Board of Directors