Form 10-K/A
period 2008-12-31
CTI GROUP HOLDINGS INC
filed 2009-04-30
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File No. 001-34221

CTI GROUP (HOLDINGS) INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 333 North Alabama St., Suite 240 Indianapolis, IN (Address of principal executive offices)	51-0308583 (I.R.S. Employer Identification No.) 46204 (Zip code)
Registrant’s telephone number, including area code (317) 262-4666

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Class A Common Stock, $0.01 par value per share	n/a
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes    ☑  No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☑  No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes     ☐  No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     As of April 24, 2009, there were outstanding 29,178,271 shares (excluding treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
The purpose of this Amendment No. 1 is to amend the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2008, as filed with the SEC on March 27, 2009, to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which CTI Group (Holdings) Inc., referred to as “CTI”, “the Company”, “we”, “us” or “our” in this document, intended to incorporate by reference from CTI’s definitive proxy statement in connection with the 2009 Annual Stockholders’ Meeting. We also made a technical change to the Form 10-K cover page to comply with the updated form and updated the number of shares outstanding as of a more recent date. This amendment is not intended to update any other information presented in the annual report as originally filed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance;
Directors
Our Certificate of Incorporation, as amended (the “Certificate of Incorporation”), divides our board of directors into three classes: Class I, Class II and Class III having staggered terms of office. Directors of each class of our board of directors serve for a term of three years and until their successors have been elected and qualified, except in the event of their earlier resignation or removal.
     The following table sets forth information about our directors:

Name	Position Held in CTI	Class	Director Since	Term Expires
Harold D. Garrison	Director	I	2001	2010
Salah N. Osseiran	Director	I	2002	2010
Thomas W. Grein	Director	II	2001	2011
Bengt Dahl	Director	II	2005	2011
Rupert D. Armitage	Director	III	1995	2009
John Birbeck	Chairman, President and Chief Executive Officer	III	2001	2009
The following table sets forth information regarding the business experience of our current members of the board of directors during the past five years, unless indicated otherwise.

Name and Age(1)	Business Experience During Past Five Years

John Birbeck (54) Chairman, President and Chief Executive Officer	Mr. Birbeck was appointed Chairman on July 5, 2005 and President and Chief Executive Officer on September 13, 2005. Mr. Birbeck, a citizen of the United Kingdom, has served as our director since June, 2001. In 1997, Mr. Birbeck founded Network Achemy Ltd. From 1997 until 2001, Mr. Birbeck served as director of Network Achemy Ltd. From 2000 until 2001, Mr. Birbeck served as director of Avaya Communications. Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr. Birbeck also was a founder of Seer Ltd. in 2000 and serves as its director.

Harold D. Garrison (60)	Mr. Garrison became our director in February, 2001 in connection with the merger between Centillion Data Systems, LLC (“Centillion”) and CTI Group (Holdings) Inc. (the “Centillion Merger”) Mr. Garrison served as Chairman of Centillion from 1988 until the Centillion Merger in February 2001. He also has served as Chairman and Chief Executive Officer of Mansur Group since 1982 and served as Chairman of Xila Communications, Inc. from 1983 to 1999. Mr. Garrison has served as the Managing Member of Sunset, LLC.

Name and Age(1)	Business Experience During Past Five Years

Rupert D. Armitage (61)	Mr. Armitage, a citizen of the United Kingdom, has been our director since November 1995. He is a founding member of three software-related companies in the United Kingdom: Ambit Research Ltd. formed in 1987, Information from Data Ltd. formed in 1993 and Feefo.com formed in 2006.

Bengt Dahl (60)	Mr. Dahl, a citizen of Sweden, has served as our director since July 2005. He served as an advisor to our board of directors from 2003 until July 2005. Mr. Dahl is also a director of Fairford Holdings Limited, a company which owned approximately 64% of the Company’s Class A common stock as of April 24, 2009. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Dahl also serves as a director of a number of private and public European companies, including Emano AB, Norrskog Wood Products AB, and certain other companies which are affiliated with Mr. Osseiran, our director and majority stockholder, including Ballingslov Int ´l AB , Axel Christiernsson Int ´l AB and Skultuna Flexible AB.

Thomas W. Grein (56)	Mr. Grein became our director on February 2001 in connection with the Centillion Merger. Mr. Grein served as director of Centillion from October, 1999 until the Centillion Merger. Mr. Grein has been Vice-President and Treasurer of Eli Lilly and Company, a pharmaceutical company, since January, 2000. He served as Executive Director of Investor Relations and Assistant Treasurer from 1994 to 1998 and Executive Director of Finance from 1998 to 2000 in Eli Lilly and Company. Mr. Grein is a member of the board of directors of the Indiana Chamber of Commerce, Walther Cancer Institute, LYNX Capital Corporation, Park Tudor School Board of Trustees, Fuqua School, Health Sector Advisory Board at Duke University and Indianapolis Symphony Investment Committee.

Salah N. Osseiran (54)	Mr. Osseiran, a Lebanese citizen, became our director in February 2001, in connection with the Centillion Merger, and served until his resignation in September 2001. He was a director of Centillion from 1987 until the Centillion Merger. . Since September 2002, Mr. Osseiran has served as our director. Mr. Osserian has been the President and Chief Executive Officer of Business Projects Company (“BPC”), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in Lebanon and interests in the other business activities in the Middle East. Mr. Osseiran has also been since 1995 a director of the holding companies: Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited.

(1)	As of April 24, 2009.
Non-Director Executive Officer
The following table sets forth information regarding the business experience of our non-director executive officer:

Name and Age(1)	Business Experience During Past Five Years

Manfred Hanuschek (48)	Mr. Hanuschek has been our Chief Financial Officer since June 2000 and our Secretary since February 2002. From April 1999 to July 1999, Mr. Hanuschek was employed by us as Chief Financial Officer. Mr. Hanuschek was Senior Vice-President and Chief Financial Officer of IGI, Inc., from July 1999 to June 2000. Mr. Hanuschek was Chief Financial Officer with ICC Technologies, Inc. from 1994 to 1998.

(1)	As of April 24, 2009.
Audit Committee
We have a separately-designated standing Audit Committee. The audit committee consists of two directors, Messrs. Armitage and Grein. Mr. Grein serves as our audit committee’s chairman, and the board has determined that Mr. Grein is an audit committee financial expert.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), requires CTI’s directors, officers and persons who beneficially own more than 10% of CTI’s Class A common stock (collectively referred to as “insiders”) to file reports of ownership and changes in ownership of CTI’s Class A common stock with the SEC. The SEC regulations require insiders to furnish CTI with copies of all Section 16(a) forms filed. Based solely on CTI’s review of the copies of such forms received by CTI, CTI believes that the insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2008.
Item 11. Executive Compensation
Executive Officers
Summary Compensation Table
The following table sets forth information regarding compensation awarded to, earned by or paid to CTI’s chief executive officer and the other executive officer (collectively referred to as “named executive officers”) whose total compensation for the fiscal year ended December 31, 2008 exceeded $100,000 for all services rendered in all capacities to CTI and our subsidiaries.

Summary Compensation Table

			Option	Non-equity	All Other
			Awards	Incentive Plan	Compensation
		Salary	($)	Compensation	($)	Total
Name and Principal Position	Year	($)	(1)	($) (2)	(3)	($)
	2008	$305,675	$5,488	$229,594	$48,433	$589,190
John Birbeck, Chairman, President,	2007	$294,250	$40,071	$69,500	$42,566	$446,387
and Chief Executive Officer	2006	$275,000	$106,724 (4)	$—	$66,294	$448,018

	2008	$216,997	$16,465	$64,623	$45,722	$343,807
Manfred Hanuschek, Chief	2007	$208,820	$21,356	$49,500	$33,571	$313,247
Financial Officer and Secretary	2006	$197,000	$6,651	$51,713	$33,038	$288,402

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006, 2007 and 2008 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” as modified or supplemented (referred to as “FAS 123R”) disregarding the estimate of forfeitures. See Part II, Item 8 — Notes to the Consolidated Financial Statements for the year ended December 31, 2008, Note 8, “Stock Based Compensation” for a description of the assumptions used in the calculation of stock option expense. In fiscal 2007, CTI granted options to purchase 100,000 shares of CTI’s Class A common stock at and exercise price of $0.34; 340,782 shares of CTI’s Class A common stock at an exercise price $0.35 and 250,000 shares of CTI’s Class A common stock at an exercise price of $0.31 to Mr. Birbeck. In fiscal 2007, CTI also granted options to purchase 300,000 shares of CTI’s Class A common stock to Mr. Hanuschek at an exercise price of $0.34. In fiscal 2006, CTI granted an option to purchase 250,000 shares of CTI’s Class A common stock to Mr. Birbeck at an exercise price of $0.31.

(2)	For fiscal year 2008, represents year 2008 performance bonus to be paid in fiscal 2009. For fiscal year 2007, represents year 2007 performance bonus paid in fiscal 2008. For fiscal 2006, represents year 2006 performance bonus paid in fiscal 2007. Mr. Birbeck’s 2006 bonus was paid in 2007 through an option to purchase 340,782 shares of CTI’s Class A common stock at an exercise price of $0.35. The Company recorded the stock option expense of $59,446 against the 2006 bonus accrual.

(3)	In fiscal 2008, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing, personal travel, and furniture for temporary living, to Messrs. Birbeck and Hanuschek: Mr. Birbeck -$0, $4,872, $6,420, $0, $12,757, and $17,964, respectively; Mr. Hanuschek — $6,900, $15,227, $6,360, $5,438, $0, and $0, respectively. In fiscal 2007, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing, personal travel, and furniture for temporary living, to Messrs. Birbeck and Hanuschek: Mr. Birbeck -$0, $4,823, $6,420, $0, $15,087, and $16,237, respectively; Mr. Hanuschek — $6,750, $15,023, $6,360, $5,438, $0, and $0, respectively. In fiscal 2006, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing, personal travel, and furniture for temporary living, to Messrs. Birbeck and Hanuschek: Mr. Birbeck -$0, $4,814, $6,000, $0, $31,837, and $23,643, respectively; Mr. Hanuschek — $6,600, $15,000, $6,000, $5,438, $0, and $0, respectively. Included in the number related to reimbursement for Mr. Birbeck’s temporary housing is $12,000 reimbursement for Mr. Birbeck’s furniture expenses.

(4)	Includes a performance bonus for 2006 that was paid in 2007 in the form of a 10-year option granted under our Stock Incentive Plan to purchase 340,782 shares of Class A common stock at an exercise price of $0.35 per share. We recorded stock option expense of $59,446 against the 2006 bonus accrual with respect to this option.
Employment Agreements

John Birbeck
On February 1, 2006, we entered into an employment agreement with Mr. Birbeck, effective as of September 13, 2005, pursuant to which Mr. Birbeck serves as our President and Chief Executive Officer and in such other positions as reasonably may be assigned by the Board or the Executive Committee.
The employment agreement with Mr. Birbeck commenced on September 13, 2005 for a term of one year. The agreement renews automatically for additional one-year terms unless either party gives the other party written notice of non-renewal at least 90 days prior to any anniversary date. For all services rendered by Mr. Birbeck in 2007 under the employment agreement, we paid Mr. Birbeck an annual salary of $294,250, less withholding required by law or agreed to by Mr. Birbeck. For 2008, Mr. Birbeck’s base salary is $312,095. Mr. Birbeck’s salary will be reviewed at least annually by the Board to determine if an increase is appropriate in its sole discretion. His salary may not be decreased under the terms of the employment agreement, and Mr. Birbeck agreed to waive any fee otherwise payable to him for his services as Chairman of the Board.
No later than January 31 of each calendar year that Mr. Birbeck is employed by us pursuant to the employment agreement, Mr. Birbeck and the Board must confer and agree on performance targets and goals to be achieved for that calendar year and the amount of a bonus to be paid to Mr. Birbeck depending on the extent of attainment of such targets and goals. The agreement reached by Mr. Birbeck and the Board will be attached as an addendum to the Agreement each calendar year. Since 2006, however, the Board and Mr. Birbeck have historically achieved this result through direct discussions without amending his employment agreement. The parties agree that the amount of bonus payable to Mr. Birbeck for full achievement of all targets and goals in any calendar year will be no less than $250,000 and may exceed that amount if deemed appropriate by the Board in its sole discretion. In the event that Mr. Birbeck’s employment with the Company ends during the course of a calendar year, Mr. Birbeck will be eligible for a pro rata amount of the any bonus he would have received if he had remained employed for the full calendar year.
Mr. Birbeck will be entitled to five weeks of paid vacation per year, with no right to carry over vacation to the next year, but unused vacation may be sold back to us. Mr. Birbeck will be paid a non-accountable automobile allowance of $500 per month for each full month during the term of the employment agreement. We will also reimburse Mr. Birbeck’s life partner for the annual airfare expenses for up to twelve round trips each calendar year from the United States to the United Kingdom and for her health insurance coverage. We must also reimburse Mr. Birbeck for his housing expenses in the United States, not to exceed $1,800 per month without our prior approval, until such time as he obtains permanent housing in the United States. During 2007, Mr. Birbeck did not obtain permanent housing in the United States. Mr. Birbeck will also be paid a furnishing and household goods allowance in the amount of $12,000 and will be reimbursed up to $80,000 to transport his personal goods from the United Kingdom to the United States.
We were required to grant to Mr. Birbeck an option to purchase 500,000 shares of Class A common stock within 30 days of entering into the agreement, which option immediately vested in full upon grant. We were also required to grant to Mr. Birbeck options to purchase 250,000 shares of Class A common stock on September 13, 2006 and September 13, 2007, which options vested in full on the respective dates of the grants. The exercise price per share for each such option was the fair market value of our Class A common stock on the dates of each of the grants.
Mr. Birbeck is subject to confidentiality restrictions and is not permitted to compete with us during the term of his employment with us and for 90 days thereafter.
Mr. Birbeck may terminate his employment at any time by giving at least 90 days’ advance written notice of his voluntary resignation to the Board. We may terminate Mr. Birbeck’s employment for any reason upon the approval of the Board or the Executive Committee by giving Mr. Birbeck 90 days’ advance written notice. Mr. Birbeck’s employment will be immediately terminated upon his death or disability, as defined in the employment agreement, or upon the mutual agreement of the parties.

If the Board or Executive Committee terminates Mr. Birbeck’s employment, we must pay Mr. Birbeck three months’ salary at Mr. Birbeck’s then current base annual salary and an additional amount of the greater of $62,500 or 25% of the maximum annual bonus. As a condition to receiving such separation pay, Mr. Birbeck must execute a release in a form satisfactory to us.
If Mr. Birbeck’s employment otherwise terminates pursuant to death, disability or a notice of non-renewal sent by either party prior to any anniversary date of the employment agreement, we will pay Mr. Birbeck all accrued and unpaid salary and benefits, as well as all unreimbursed business expenses that may be paid to Mr. Birbeck, through the date of termination of employment.
Manfred Hanuschek
We entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. Pursuant to his employment agreement, Mr. Hanuschek served as our Chief Financial Officer for an initial period of three years commencing on January 18, 2002. The employment agreement renews for successive periods of one year, subject to termination as described below. The current agreement term automatically renewed on January 18, 2009. For 2007, Mr. Hanuschek’s annual base salary was $208,820, and for 2008 his base salary is $216,997. Mr. Hanuschek’s base salary is subject to yearly review. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by our president or the Board, in his or its sole discretion. Under the employment agreement, Mr. Hanuschek is entitled to automobile allowance, reimbursement of specified expenses and to participation in any savings, 401(k), pension, group medical and other similar plans.
The employment agreement may be terminated upon notice of termination sent by either party to the agreement at least six months prior to the end of a term, with termination effective as of the end of that term. Mr. Hanuschek will be entitled to a severance payment equal to half of his then current annual salary and to continued group medical and dental benefits and an automobile allowance for a six month period following termination of his employment.
Mr. Hanuschek may terminate the employment agreement in the event of a change of control or change of management and, in such an event, would be entitled to a severance payment equal to his then current annual salary, payable over a twelve-month period after the termination date, and group medical and dental benefits during that twelve-month period.
We may terminate Mr. Hanuschek’s employment for cause at any time. Pursuant to the employment agreement, the term “cause” means:
     • materially failing to perform his duties under the agreement, other than the failure due to Mr. Hanuschek’s physical or mental illness;
     • committing an act of dishonesty or breach of trust, or acting in a manner that is inimical or injurious to our business or interests;
     • violating or breaching any of the provisions of the employment agreement, and failing to cure such breach within 30 days after the receipt of written notice identifying the breach;
     • intentionally acting or failing to act, resulting directly in gain to or personal enrichment of Mr. Hanuschek and injury to us; or
     • being indicted for or convicted of a felony or any crime involving larceny, embezzlement or moral turpitude.

The agreement prohibits Mr. Hanuschek from divulging confidential information regarding our business except with our prior written consent or except in the proper course of his employment. During Mr. Hanuschek’s employment and for a period of six months thereafter, Mr. Hanuschek may not compete with us. After termination of the employment agreement, this noncompetition covenant is in effect as long as the required severance payment continues to be made.
Non-Equity Incentive Plan Compensation Awards in 2008
In 2008, Messrs. Birbeck and Hanuschek received a cash performance bonus of $229,594 and $64,623, respectively. These bonuses were, in part, determined by reference to our achievement of objective financial performance targets based upon our 2008 budget and other accomplishments during the year. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee could consider, for example, the significance and nature of activities of the named executive officer, and the quality of the named executive officer’s performance, during the year.
Terms of Option Grants in 2007 and 2006
During the fiscal year ended December 31, 2007, we granted to Mr. Birbeck an option under the CTI Group (Holdings) Inc. Stock Incentive Plan to purchase 100,000 shares of Class A common stock at an exercise price of $0.34 per share, an option under our Stock Incentive Plan to purchase 340,782 shares of Class A common stock at an exercise price of $0.35 per share, and an option outside of the Stock Incentive Plan to purchase 250,000 shares of Class A common stock at an exercise price of $0.31 per share. The option grants of 340,782 shares and 250,000 shares vested immediately upon grant and the grant of 100,000 shares will vest in three equal annual installments beginning on the first anniversary of the date of grant. During the fiscal year ended December 31, 2007, we granted to Mr. Hanuschek an option under the Stock Incentive Plan to purchase 300,000 shares of Class A common stock, at an exercise price of $0.34 per share. This option vests in three equal annual installments beginning on the first anniversary of the date of grant. All of these options expire 10 years from the date of grant.
During the fiscal year ended December 31, 2006, we granted an option to Mr. Birbeck to purchase 250,000 shares of Class A common stock at an exercise price of $0.31 per share. This option was granted outside of the Stock Incentive Plan, and vested in full immediately when granted. This option expires 10 years from the date of grant.
Amended and Restated Stock Option and Restricted Stock Plan
Our stockholders approved the Amended and Restated Stock Option and Restricted Stock Plan at our 2002 Annual Meeting of Stockholders held on May 30, 2002. The option plan provides incentives to our or our subsidiaries’ designated officers and other employees, members of our Board and independent contractors and consultants who perform services for us. The option plan enables us to attract and retain personnel and to encourage them to obtain a proprietary interest in us. The option plan has been replaced with the Stock Incentive Plan. No new grants are being made under the option plan. Grants that were made under the option plan prior to date our stockholders approved the stock incentive plan will continue to be administered under the option plan.
The Board or a committee thereof comprised of at least two members will administer and interpret the option plan. Each committee member must meet the definition of a “non-employee director” within the meaning of Rule 16b-3(b)(3) of the Exchange Act. The committee has the sole authority to determine:
•	the persons eligible to receive grants;

•	the type, size, and terms of grants;

•	the time when grants will be made;

     • the duration of any exercise or restriction period;
     • any restrictions on resale applicable to the shares to be issued or transferred pursuant to the grants; and
     • any other matters arising under the option plan.
Awards under the option plan include:
     • incentive stock options (except that we are no longer permitted to grant incentive stock options under the option plan);
     • nonqualified stock options, including director’s grants, as described below; and
     • restricted stock grants, defined as grants of shares of Class A common stock pursuant to an incentive or long range compensation plan, program or contract approved by the committee.
The option plan provides for special director’s grants of nonqualified stock options to purchase up to 30,000 shares of Class A common stock vesting over a three-year period for each of the non-employee members of the Board who serves on the committee. A non-employee director who serves on the committee may receive a director’s grant at the start of the director’s service to us as a committee member. Director’s grants may be awarded only in the sole discretion of the Board. Upon a change of control, a sale or exchange of our assets, or our dissolution, liquidation, merger or consolidation in which we are not the surviving corporation, any vesting restrictions imposed under a director’s grant will immediately lapse.
All participants in the option plan are eligible to receive nonqualified stock options and restricted stock grants. The maximum number of shares of Class A common stock that may be subject to grants awarded to any single individual under the option plan is 4,000,000 shares, except in the case of a director’s grant, which cannot exceed 30,000 shares during any three-year period.
If any change is made to the Class A common stock as a result of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination of shares, or exchange of shares, or any other change in capital structure without receipt of consideration, and this change does not result in the termination of all outstanding grants, the committee will preserve the value of outstanding grants by adjusting the maximum number and class of shares issuable under the option plan and the number and class of shares, or the exercise price of each outstanding option.
A participant may exercise an option during a period of ten years from the date of the grant, unless a different exercise period is provided for by the committee. However, the exercise period may terminate earlier if we terminate his or her employment relationship with us or if he or she dies or becomes disabled. The aggregate fair market value of Class A common stock, determined as of the date of the grant, with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year under the option plan and under our Stock Incentive Plan cannot exceed $100,000.
The board may amend or terminate the option plan at any time. However, amendments that materially increase the benefits accruing to participants under the option plan, increase the aggregate number of shares of Class A common stock that may be issued or transferred under the option plan, modify the requirements as to eligibility for participation in the option plan or modify the provisions for determining the fair market value of a share of Class A common stock require stockholder approval.
In the event of a change of control (as defined in the option plan), a participant may immediately exercise all outstanding stock options, and all restrictions on the transfer of the shares of restricted stock will lapse, provided such shares have not been forfeited. Upon a sale or exchange of all or substantially all of our assets or upon our dissolution, liquidation, merger or consolidation where we are not the surviving corporation, participants will have the right to exercise in full any grants, including director’s grants, not previously exercised, subject to certain conditions.

CTI Group (Holdings) Inc. Stock Incentive Plan
On December 8, 2005, the Company’s stockholders approved the Stock Incentive Plan at the Company’s 2005 Annual Meeting of Stockholders and on May 28, 2008 the Company’s stockholders approved an amendment to the Stock Incentive Plan. The Stock Incentive Plan may be administered by the Compensation Committee of the Board or another committee of the Board appointed from among its members as provided in the Stock Incentive Plan. Presently, however, the Stock Incentive Plan is currently administered by the entire Board. As used throughout this section, the term “Compensation Committee” may also be deemed to refer to the entire Board in its role as administrator of the Stock Incentive Plan.
Under the Stock Incentive Plan, the Compensation Committee is authorized to grant awards to non-employee directors, executive officers and other employees of, and consultants and advisors to, the Company or any of its subsidiaries and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The purpose of the Stock Incentive Plan is to provide incentives to attract, retain, motivate and reward highly competent persons as outside directors, executive officers and other employees, or consultants or advisors to, CTI or any of its subsidiaries by providing them with opportunities to acquire shares of Class A common stock or to receive other awards under the Stock Incentive plan, as applicable. Furthermore, the Stock Incentive Plan is intended to assist in further aligning the interests of participants in the Stock Incentive Plan with those of its stockholders.
The aggregate number of shares of Class A common stock currently reserved for awards, including shares of Class A common stock underlying stock options, granted or to be granted under the Stock Incentive Plan, is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the date of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. During the year ended December 31, 2008, no options to purchase shares of Class A common stock were granted under the Stock Incentive Plan. As of April 23, 2009, options to purchase 4,142,782 shares of Class A common stock had been awarded under the Stock Incentive Plan. Options to purchase 2,840,799 shares of Class A common stock were exercisable as of April 23, 2008.
Awards
The following types of awards or any combination of them may be granted under the Stock Incentive Plan: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock grants, and (iv) performance awards. The maximum number of shares of Class A common stock with respect to which awards may be granted to any individual participant under the Stock Incentive Plan during each of the Company’s fiscal years will not exceed 1,500,000, subject to certain adjustments.
     Stock Options
Stock Options granted under the Stock Incentive Plan may be either Incentive Stock Options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)) or Non-Qualified Stock Options that do not qualify as Incentive Stock Options.
The Compensation Committee determines the exercise price at which shares underlying a Stock Option may be purchased, whether an Incentive Stock Option or a Non-Qualified Stock Option. However, the exercise price of a Stock Option may not be less than the fair market value of the shares of common stock on the date the Stock Option is granted. No Stock Option will be exercisable later than ten years after the date it is granted. Stock Options granted under the Stock Incentive Plan are exercisable at such times as specified in the Stock Incentive Plan and the award agreement. A participant in the Stock Incentive Plan must pay the option exercise price in cash.

Incentive Stock Options may be granted only to executive officers and other employees of CTI or any of its subsidiaries. The aggregate market value (determined as of the date of grant) of Class A common stock with respect to which Incentive Stock Options are exercisable for the first time by a participant during any calendar year may not exceed $100,000. Furthermore, Incentive Stock Options may not be granted to any participant who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all outstanding classes of stock of CTI or any of its subsidiaries, unless the exercise price is fixed at not less than 110% of the fair market value of the Class A common stock on the date of grant, and such an Incentive Stock Option cannot be exercised more than five years after the date of grant.
     Stock Grants
Stock Grant may be granted to executive officers and other employees of, or consultants or advisors to, CTI or any of its subsidiaries. A Stock Grant may include restrictions on the sale or other disposition of the shares covered by the award, and CTI may have the right to reacquire such shares for no consideration upon termination of the participant’s employment within specified periods. The award agreement will specify whether the participant will have, with respect to the shares of common stock subject to a Stock Grant, all of the rights of a holder of shares of Class A common stock, including the right to receive dividends, if any, and to vote the shares.
     Performance Awards
Performance Awards may be granted to executive officers and other employees of CTI or any of its subsidiaries. The Compensation Committee will set performance targets at its discretion which, depending on the extent to which they are met, will determine the number and/or value of Performance Awards that will be paid out to the participants and may attach to such Performance Awards one or more restrictions. Performance targets may be based upon company-wide, business unit and/or individual performance.
Payment of earned Performance Awards may be made in shares of Class A common stock or in cash and will be made in accordance with the terms and conditions prescribed or authorized by the Compensation Committee. The participant may elect to defer, or the Compensation Committee may require or permit the deferral of, the receipt of Performance Awards upon such terms as the Compensation Committee deems appropriate.
Effect of Change in Control
The Stock Incentive Plan provides for the acceleration of certain benefits in the event of a “Change in Control” of CTI. The meaning of a “Change in Control” is either defined in the participant’s employment agreement or change-in-control agreement, if one exists, or by the Stock Incentive Plan. The Stock Incentive Plan definition includes, among other things, such events as the sale of all assets of CTI, any person becoming the beneficial owner of more than 50% of CTI voting stock, and a merger of CTI where CTI stockholders own less than 51% of the voting stock of the surviving entity.
All unvested awards granted under the Stock Incentive Plan will become fully vested immediately upon the occurrence of the Change in Control and such vested awards will be paid out or settled, as applicable, within 60 days upon the occurrence of the Change in Control, subject to requirements of applicable laws and regulations. The Compensation Committee may determine that upon the occurrence of a Change in Control, each Stock Option outstanding will terminate and the holder will receive, within 60 days upon the occurrence of the Change in Control, an amount equal to the excess of the fair market value of the shares underlying the award immediately prior to the occurrence of such Change in Control over the exercise price per share of such award. This cashout amount is payable in cash, in one or more kinds of property (including the property, if any, payable in the transaction) or in a combination thereof.

Adjustments to Awards Due to Changes in CTI’s Capital Structure
In the event of any change in the shares of Class A common stock by reason of a merger, consolidation, reorganization, recapitalization, stock split, stock dividend, exchange of shares, or other similar change in the corporate structure or distribution to stockholders, each outstanding Stock Option will be adjusted. The adjustments will make each award exercisable thereafter for the securities, cash and/or other property as would have been received in respect of the Class A common stock subject to such award had the Stock Option been exercised in full immediately prior to the change or distribution. Furthermore, in the event of any such change or distribution, in order to prevent dilution or enlargement of participants’ rights under the Stock Incentive Plan, the Compensation Committee has the authority to make equitable adjustments to, among other things, the number and kind of shares subject to outstanding awards and exercise price of outstanding awards.
Termination of Employment
If a participant’s employment is terminated due to death or disability, then the participant’s unvested Stock Grants and unexercisable Stock Options become vested or exercisable, as applicable, immediately as of the date of the termination of the participant’s employment. All Stock Options that were or became exercisable as of the date of the participant’s death or termination of employment, will remain exercisable until the earlier of (i) the end of the one-year period following the date of the participant’s death or the date of the termination of his or her employment, as the case may be, or (ii) the date the Stock Option would otherwise expire. All unearned or unvested Performance Awards held by the participant on the date of the participant’s death or the date of the termination of his or her employment, as the case may be, will immediately become earned or vested as of such date and will be paid out or settled based on the participant’s performance immediately prior to the date of the participant’s death or the date of the termination of his or her employment on a pro-rated basis with a minimum of at least one year into a performance period.
A participant whose employment is terminated for cause, as defined in the Stock Incentive Plan, forfeits all awards, whether or not vested, exercisable or earned, granted to the participant. A participant whose employment is terminated for any reason, other than for cause, death or disability, including, without limitation, retirement, forfeits all unvested, unexercisable and unearned awards granted to the participant. All exercisable Stock Options held by the participant on the date of the termination of his or her employment for any reason other than for cause, death or disability will remain exercisable until the earlier of (i) the end of the 90-day period following the date of the termination of the participant’s employment, or (ii) the date the Stock Option would otherwise expire. The Stock Incentive Plan’s provisions relating to termination of employment may be modified in the discretion of the Compensation Committee.
Outstanding Equity Awards at Fiscal Year-End 2008
The following table sets forth information concerning unexercised options outstanding as of December 31, 2008 for each named executive officer.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options #	Options #	Exercise	Option
Name	Exercisable	Unexercisable	Price ($)	Expiration Date
John Birbeck(1)	18,750	—	$0.25	9/4/2012
	6,250	—	$0.21	11/5/2013
	500,000	—	$0.40	9/29/2015
	250,000	—	$0.31	10/9/2016
	66,667	33,333 (1)	$0.34	2/16/2017
	340,782	—	$0.35	6/12/2017
	250,000		$0.31	10/9/2017
Manfred Hanuschek(2)	50,000	—	$0.49	2/28/2012
	25,000	—	$0.25	9/4/2012
	25,000	—	$0.21	11/5/2013
	100,000	—	$0.39	10/11/2015
	200,000	100,000 (2)	$0.34	2/16/2017

(1)	Mr. Birbeck’s options vest as follows:
(a)	an option to purchase 18,750 shares of CTI’s Class A common stock granted on September 4, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date.

(b)	an option to purchase 6,250 shares of CTI’s Class A common stock granted on November 5, 2003 vested in four equal annual installments beginning on the first anniversary of the grant date.

(c)	an option to purchase 500,000 shares of CTI’s Class A common stock granted on September 29, 2005 vested immediately upon grant.

(d)	an option to purchase 250,000 shares of CTI’s Class A common stock granted on October 9, 2006 vested immediately upon grant.

(e)	an option to purchase 100,000 shares of CTI’s Class A common stock granted on February 16, 2007 vests in three equal annual installments beginning on the first anniversary of the grant date.

(f)	an option to purchase 340,782 shares of CTI’s Class A common stock granted on June 12, 2007 vested immediately upon grant.

(g)	an option to purchase 250,000 shares of CTI’s Class A common stock granted on October 9, 2007 vested immediately upon grant.
(2)	Mr. Hanuschek’s options vest as follows:
(a)	an option to purchase 50,000 shares of CTI’s Class A common stock granted on February 28, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date.

(b)	an option to purchase 25,000 shares of CTI’s Class A common stock granted on September 4, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date.

(c)	an option to purchase 25,000 shares of CTI’s Class A common stock granted on November 5, 2003 vested in four equal annual installments beginning on the first anniversary of the grant date.

(d)	an option to purchase 100,000 shares of CTI’s Class A common stock granted on October 11, 2005 with 50% vesting immediately upon grant, 25% vesting on the first anniversary of the grant date, and 25% vesting on the second anniversary of the grant date.

(e)	an option to purchase 300,000 shares of CTI’s Class A common stock granted on February 16, 2007 vesting in three equal annual installments beginning on the first anniversary of the grant date.
Retirement Plans and Arrangements
We have established a 401(k) plan in which all of our employees may participate through salary deductions and contributions. Under the terms of this plan, we may make employer contributions to a participant’s plan account, subject to applicable limitations under the Internal Revenue Code of 1986, as amended. For 2008, employer contributions were equal to 50% of the first 6% of each participant’s compensation during the year, subject to annual deferral limitations. All employee contributions are vested immediately. Participants are vested in employer contributions over a three-year period pursuant to a graduated vesting schedule.
Termination and Change in Control Arrangements
We do not have any contracts, arrangements, agreements or plans providing for payments to a named executive officer at, following or in connection with the resignation, retirement or other termination of a named executive officer, or in connection with a change in control of the Company, other than:
• as described above in “ – Employment Agreements” with respect to each named executive officer’s employment agreement; and

• as described above in “ – Amended and Restated Stock Option and Restricted Stock Plan” and as described in “CTI Group (Holdings) Inc. Stock Incentive Plan” with respect to awards that have been granted to each named executive officer under those plans.
Director Compensation
The following table sets forth information concerning the compensation earned by non-employee directors during the fiscal year ended December 31, 2008. Mr. Birbeck, our Chairman, President, and Chief Executive Officer, does not receive any compensation for his services as our director.

		Option
	Fees Earned or	Awards(1)	Total
Name	Paid in Cash	($)	($)
Rupert Armitage(2)	$19,750	5,488	$28,238
Bengt Dahl(3)	$9,500	5,488	$14,988
Harold Garrison(4)	$4,000	5,488	$9,488
Thomas Grein(5)	$9,500	5,488	$14,988
Salah Osseiran(6)	$9,500	5,742	$15,242

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123R disregarding the estimate of forfeitures. See Part II, Item 8 — Notes to the Consolidated Financial Statements for the year ended December 31, 2008, Note 8, “Stock Based Compensation” for a description of the assumptions used in the calculation of stock option expense.

(2)	As of December 31, 2008, Mr. Armitage held options to purchase 250,000 shares of CTI’s Class A common stock.

(3)	As of December 31, 2008, Mr. Dahl held options to purchase 175,000 shares of CTI’s Class A common stock.

(4)	As of December 31, 2008, Mr. Garrison held options to purchase 250,000 shares of CTI’s Class A common stock.

(5)	As of December 31, 2008, Mr. Grein held options to purchase 125,000 shares of CTI’s Class A common stock.

(6)	As of December 31, 2008 Mr. Osseiran held options to purchase 125,000 shares of CTI’s Class A common stock.
In fiscal 2008, prior to March 11, 2008, fees were paid to directors based on attendance of board or committee meetings either in person or by means of remote communications (e.g. video conferencing, teleconferencing or internet conferencing) plus reasonable expenses, as follows:
(i)	$2,000 for in person attendance at board and committee meetings (except audit committee meetings);

(ii)	$1,500 for remote attendance at board and committee meetings (except audit committee meetings);

(iii)	$2,000 for in person or remote attendance at audit committee meetings; and

(iv)	$0 for attendance at stockholders’ meetings
On March 11, 2008, the board approved the elimination of the reduced remote attendance fee of $1,500.
During the fiscal year ended December 31, 2008, Messrs. Armitage, Dahl, Garrison, Grein and Osseiran earned non-employee 2008 director fees for their services on the board of directors and committees of the board of directors as applicable, of $19,750, $9,500, $4,000, $9,500 and $9,500, respectively, plus expenses. Total cash reimbursed out of pocket director expenses amounted to approximately $12,000 in the fiscal year ended December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of April 23, 2009 with respect to the beneficial ownership of CTI’s Class A common stock by: (i) each person who is known to us to be the beneficial owner of more than five percent of CTI’s outstanding Class A common stock, (ii) each of CTI’s directors, (iii) CTI’s named executive officers, and (iv) all of CTI’s directors and executive officers as a group. As of April 23, 2009, 29,178,271 shares of CTI’s Class A common stock were outstanding., which excludes 140,250 shares of treasury stock.
    The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC’s regulations. Accordingly, beneficially-owned securities may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or other convertible securities or rights within 60 days after April 23, 2009. Shares subject to stock options, warrants or other convertible securities or rights, which an individual has the right to acquire within 60 days after April 23, 2009, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. The same shares may be beneficially owned by more than one person, and beneficial ownership may be disclaimed as to any or all of a person’s securities.

	Amount and
	Nature of
	Beneficial
	Ownership of
Name and Address of Beneficial	Class A		Percent
Owner**	Common Stock		of Class
John Birbeck, Chairman, President, and Chief Executive Officer	1,462,449	(1)	4.8%
Rupert D. Armitage, Director	627,8856	(2)	2.1%
Bengt Dahl, Director	141,667	(3)	*
Harold D. Garrison, Director	2,554,6089	(4)	8.7%
Thomas W. Grein, Director	91,6667	(5)	*
Salah N. Osseiran, Director	19,306,679	(6)	64.0%
Manfred Hanuschek, Chief Financial Officer and Secretary	400,000	(7)	1.4%
All directors and executive officers as a group (7 persons)	24,584,957	(8)	75.3%
Fairford Holdings Limited	19,171,575	(6)	63.7%

*	Less than 1%.

**	The business address of CTI’s directors, executive officers and Fairford Holdings Limited is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.

(1)	Represents 30,000 shares of Class A common stock held by Mr. Birbeck directly and exercisable options to purchase 1,432,449 shares of CTI’s Class A common stock.

(2)	Represents 311,219 shares of CTI’s Class A common stock held by Mr. Armitage directly and 100,000 shares of CTI’s Class A common stock owned by Ambit Research Ltd., of which Mr. Armitage is a director, and exercisable options to purchase 216,667 shares of CTI’s Class A common stock. In 2006, Ambit Research Ltd. entered into creditor’s voluntary liquidation in the UK.

(3)	Represents an exercisable option to purchase 141,667 shares of CTI’s Class A common stock.

(4)	Represents 547,805 shares of CTI’s Class A common stock held by Mr. Garrison directly, 1,341,055 of CTI’s Class A common stock owned by Sunset, LLC, of which Mr. Garrison is the Managing Member, 449,082 shares of CTI’s Class A common stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member, and exercisable options to purchase 216,667 shares of CTI’s Class A common stock. All of Mr. Garrison’s outstanding shares have been pledged.

(5)	Represents exercisable options to purchase 91,667 shares of CTI’s Class A common stock.

(6)	Represents 45,000 shares of CTI’s Class A common stock owned by Salsel Corporation Limited, 17,776,306 shares of CTI’s Class A common stock owned by Fairford Holdings Limited, 355,099 shares of Class A common stock and 1,040,170 shares of Class A common stock issuable upon the exercise of warrants owned by Fairford Scandinavia, and an exercisable option to purchase 90,104 shares of CTI’s Class A common stock. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited and Fairford Holdings Limited. Mr. Osseiran is the managing director of Salsel Corporation Limited, a director of Fairford Holdings Limited and the President of Fairford Scandinavia. Bengt Dahl is a director of Fairford Holdings Limited and the chairman of Fairford Scandinavia. However, Mr. Dahl does not have, or share, the voting or investment power over the shares of CTI’s Class A common stock owned by Fairford Holdings Limited or Fairford Scandinavia.

(7)	Represents exercisable options to purchase 400,000 shares of CTI’s Class A common stock.

(8)	Includes exercisable options to purchase 2,589,220 shares of CTI’s Class A common stock and warrants to purchase 1,040,170 shares of Class A common stock.
Equity Compensation Plan Information
The following table details information regarding CTI’s equity compensation plans as of December 31, 2008:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1).	4,142,782	$0.33	3,053,468
Equity compensation plans not approved by security holders(2)	1,320,170	$0.28	—

Total	5,462,962	$0.32	3,053,468

(1)	Of the 4,142,282, 1,652,000 of outstanding options were issued under the Amended and Restated Stock Option and Restricted Stock Plan and 2,490,782 were issued under the new CTI Group (Holdings) Inc. Stock Incentive Plan, which replaced the Amended and Restated Stock Option and Restricted Stock Plan as of December 8, 2005.

(2)	The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements (referred to as “outside plan stock options”). Outside plan stock options to purchase 250,000 shares of Class A common stock at an exercise price of $0.31 per share were granted to Mr. Birbeck in 2007. This option expires in 2017. Outside plan warrants to purchase in the aggregate 419,495 shares of Class A common stock at an exercise price of $0.34 per share were granted to Fairford Holdings Scandinavia in 2007. This warrant expires in 2017. Outside plan warrants to purchase 620,675 shares of CTI’s Class A common stock at an exercise price of $0.22 per share, subject to adjustments, were granted to Fairford Holdings Scandinavia in 2008. This warrant expires in 2018. In 1999, we granted options to purchase in the aggregate 30,000 shares of Class A common stock to two non-executive employees of CTI Data Solutions Ltd. at an exercise price of $0.50 per share, which options expire in 2009. As of December 31, 2008, all of the foregoing outside plan stock options were fully vested.
Item 13. Certain Relationships and Related Transactions, and Director Independence
On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford, entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into the Securities Purchase Agreement with Fairford Scandinavia and issued an additional warrant to Fairford Scandinavia to purchase shares of Class A common stock based on the interest rate savings (the “Additional Warrant”). Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of December 31, 2008, Fairford beneficially owned 64% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant. The expense related to the Stock Warrants of $85,273 was recorded in the year ended December 31, 2008 as deferred finance costs.
Mr. Osseiran, the majority holder of CTI’s Class A common stock and a director of CTI guarantees all of CTI’s debt. CTI incurred a non-cash charge $2,675 related to his guarantee.
CTI incurred $52,250 in director fees and $12,000 in expenses associated with Board of Directors activities in 2008.
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
Item 14. Principal Accounting Fees and Services
Crowe Chizek and Company LLC served as our independent public accountants and conducted the audit of our consolidated financial statements for each of the fiscal years ended December 31, 2008 and 2007.

Category	2008	2007
Audit Fees	$166,083	$225,252
Audit-Related Fees	2,750	—
Tax Fees	22,652	7,449
All Other Fees	—	—

Total	$191,485	$232,701

Audit Fees. The foregoing table presents the aggregate fees billed by Crowe Chizek and Company LLC of $166,083 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2008. The foregoing table presents the aggregate fees billed by Crowe Chizek and Company LLC of $225,252 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-QSB for the fiscal year ended December 31, 2007.
Audit-Related Fees. The aggregated fees billed in 2008 by Crowe Chizek and Company LLC for audit related services related to an S-8 filing that amounted to $2,750. No audit-related fees were incurred in 2007.
Tax Fees. The aggregate fees billed by Crowe Chizek and Company LLC for professional services rendered to CTI’s UK subsidiaries for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and December 31, 2007 were $22,652 and $7,449, respectively. We use another accountant for U.S. corporate income tax compliance, advice and planning.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Crowe Chizek and Company LLC in fiscal 2008 and 2007.
None of the services pre-approved by the Audit Committee during 2008 and 2007 utilized the de minimis exception to pre-approval. The Audit Committee has authorized expenditures for nonaudit services not to exceed $25,000 in fiscal 2009.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (b) Exhibits
     31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
     31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Group (Holdings) Inc.

By:	/s/ John Birbeck
Name:	John Birbeck
Title:	Chairman, President and Chief Executive Officer
Date:	April 30, 2009

Exhibit Index
31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.