Form 10-Q
period 2009-03-31
CTI GROUP HOLDINGS INC
filed 2009-05-15
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 11, 2009, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of May 11, 2009, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Quarterly Report to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: effects of current economic crisis, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-Q.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$299,032	$341,936
Trade accounts receivable, less allowance for doubtful accounts of $140,909 and $122,927, respectively	2,786,943	2,655,680
Note and settlement receivable — short term	454,363	366,303
Prepaid expenses	282,278	316,554
Deferred financing costs	95,678	101,450
Other current assets	45,260	43,870

Total current assets	3,963,554	3,825,793

Long term settlement receivable — net of current portion	389,573	392,851
Property, equipment, and software, net	1,825,507	1,817,501
Deferred financing costs — long term	27,476	35,953
Intangible assets, net	4,406,289	4,580,987
Goodwill	4,896,990	4,896,990
Other assets	84,687	84,936

Total assets	$15,594,076	$15,635,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$735,524	$498,008
Accrued expenses	1,250,634	1,328,359
Accrued wages and other compensation	884,101	1,017,917
Deferred revenue	1,188,387	1,230,682
Income tax payable	218,681	242,716
Deferred income tax liability	207,233	209,097
Note payable	500,000	500,000

Total current liabilities	4,984,560	5,026,779

Lease incentive — long term	185,104	190,428
Note payable — long term	561,000	—
Deferred revenue — long term	—	1,075
Deferred income tax liability — long term	552,599	648,339

Total liabilities	6,283,263	5,866,621

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at March 31, 2009 and at December 31, 2008	291,783	291,783
Additional paid-in capital	25,872,110	25,842,970
Accumulated deficit	(17,159,715)	(16,637,024)
Other comprehensive income — foreign currency translation	498,778	462,804
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	9,310,813	9,768,390

Total liabilities and stockholders’ equity	$15,594,076	$15,635,011

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues:
Software sales, service fee and license fee revenue	$3,949,288	$5,339,212
Patent license fee and enforcement revenues	—	—

	3,949,288	5,339,212

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,129,393	1,208,118
Patent license fee and enforcement cost	244,991	134,103
Selling, general and administration	1,974,293	2,423,031
Research and development	694,136	1,091,692
Depreciation and amortization	367,060	427,644

Income / (loss) from operations	(460,585)	54,624

Other expense
Interest expense, net of interest income of $35,515 and $36,669, respectively	11,867	67,851
Other expense	—	14,290

Total other expense	11,867	82,141

Loss before income taxes	(472,452)	(27,517)

Tax expense	50,239	151,224

Net loss	(522,691)	(178,741)

Other comprehensive income / (loss)
Foreign currency translation adjustment	35,974	(1,102)

Comprehensive loss	$(486,717)	$(179,843)

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(522,691)	$(178,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367,060	427,644
Provision for doubtful accounts	18,507	16,483
Deferred income taxes	(70,426)	(66,177)
Amortization of deferred financing fees	27,590	64,777
Non-cash interest charge	223	—
Recognition of rent incentive benefit	35,193	(3,333)
Stock option grant expense	28,917	29,378
Loss on disposal of property and equipment	—	11,812
Changes in operating assets and liabilities:
Trade receivables	(176,978)	(779,154)
Note and settlement receivables	(84,783)	12,411
Prepaid expenses	32,426	25,415
Income taxes	498	218,800
Other assets	(1,013)	(15,541)
Accounts payable	235,719	51,649
Accrued expenses	(123,478)	(80,639)
Accrued wages and other compensation	(111,547)	(128,485)
Deferred revenue	(20,756)	192,685

Cash used in operating activities	(365,539)	(201,016)

Cash flows used in investing activities:
Additions to property, equipment, and software	(192,666)	(320,311)

Cash used in investing activities	(192,666)	(320,311)

Cash flows provided by financing activities:
Borrowings under credit agreements	1,180,000	1,180,000
Repayments under credit agreements	(619,000)	(575,000)

Cash provided by financing activities	561,000	605,000

Effect of foreign currency exchange rates on cash and cash equivalents	(45,699)	1,229

Increase / (decrease) in cash and cash equivalents	(42,904)	84,902

Cash and cash equivalents, beginning of period	341,936	555,839

Cash and cash equivalents, end of period	299,032	$640,741

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1: Business and Basis of Presentation
CTI Group (Holdings) Inc. and subsidiaries (the “Company” or “CTI”) design, develop, market and support billing and data management software and services and carrier class voice over internet protocol management applications.
The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware in 1988, pursuant to a merger of CTI into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.
The Company is comprised of the following business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Voice over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides electronic invoice presentment, analysis and payment software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company provided these services primarily through facilities located in Indianapolis, Indiana and facilities located in Blackburn in the United Kingdom. Telemanagement, is offered through the Company’s operations in the United Kingdom and Indianapolis and the utilization of the ProteusTM products. Telemanagement software and services allows end users to manage their usage of multi-media communications services and equipment. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights.
The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2008 and 2007 and the notes thereto included in the Company’s Form 10-K filed with the SEC.
The Company realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable. The Company recognized $0 in revenues associated with patent license fee and enforcement activities in the three months ended March 31, 2009 and 2008.
Amortization expense of developed software amounted to $186,582 and $116,034 for the three months ended March 31, 2009 and 2008, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $8,218 and $59,353 in interest related to the Company’s notes payable for the three months ended March 31, 2009 and 2008, respectively.
The Company paid $128,467 and $0 during the three months ended March 31, 2009 and 2008, respectively, for prior year tax payments.

NOTE 3: Long-Term Debt Obligations
The Company has available a revolving loan facility with National City Bank (“NCB”) equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 3.02% as of March 31, 2009. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $1,697 for the three months ended March 31, 2009. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $561,000 at March 31, 2009. Available for borrowing under the revolving loan on March 31, 2009 was $950,905. The carrying amount of receivables that served as collateral for borrowings totaled $1,511,905 at March 31, 2009.
On November 18, 2008, the Company entered into a second modification of the loan documents with NCB (the “Second Modification”). The Second Modification reduced the acquisition loan from $2,600,000 to $500,000 (the “Acquisition Loan”). The Acquisition Loan expires on December 21, 2009, unless extended. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The Acquisition Loan was secured by a letter of credit from SEB Bank to NCB. Under the Second Modification, NCB removed the provision in the Loan Agreement requiring that the Company obtain a letter of credit as security for the Acquisition Loan. Pursuant to the terms of the Second Modification, NCB executed a notice of termination and release of the Letter of Credit dated November 18, 2008. Borrowings under the Acquisition Loan bear interest (2.52% at March 31, 2009) at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan and the Acquisition Loan were $500,000 and $2,600,000 at March 31, 2009 and March 31, 2008, respectively.
The revolving loan facility and Acquisition Loan (the “Loan Agreements”) were secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company. As of March 31, 2009, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
Borrowings under the Loan Agreements are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of March 31, 2009, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
NOTE 4: New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). This FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 had no material effect on the Company’s financial statements. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset’s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, there was no material impact on the Company’s condensed consolidated financial statements.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS 157-e”). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157. SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-e during the second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.
NOTE 5: Basic and Diluted Net Income Per Common Share
Net income per common share is computed in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares such as stock options.

	For the Three Months Ended
	March 31,
	2009	2008
Net loss	$(522,691)	$(178,741)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021

Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021

Basic:
Net loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding	29,038,021	29,038,021

Diluted:
Net loss per share	$(0.02)	$(0.01)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

There were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the three months ended March 31, 2009.
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
On December 8, 2005, the Company’s stockholders approved the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan. On May 28, 2008, the Company’s stockholders approved an increase in the aggregate number of shares of Class A common stock authorized for issuance pursuant to the Stock Incentive Plan from 3,000,000 shares to 6,000,000 shares.
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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. As of March 31, 2009, there were 3,053,468 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.
At March 31, 2009, there were options to purchase 4,422,782 shares of Class A common stock outstanding consisting of 4,142,782 Plan and Stock Incentive Plan options and 280,000 outside plan stock options. There were exercisable options to purchase an aggregate of 3,474,129 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 280,000 shares of Class A common stock that were outside plan stock options as of March 31, 2009.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, January 1, 2009	4,422,782	$0.21 - $0.50	$0.32
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, March 31, 2009	4,422,782	$0.21 - $0.50	$0.32

The following table summarizes options exercisable at March 31, 2009:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

March 31, 2009	3,754,129	$0.21 - $0.50	$0.33	867,992	6.69 years
The following table summarizes non-vested options:

Option
Shares
January 1, 2009	1,301,983
Granted	—
Cancelled	—
Vested	(633,330)

March 31, 2009	668,653

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
Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of March 31, 2009, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant. The expense related to the warrants granted to Fairford Scandinavia was charged to deferred financing fees and amortized to interest expense for the three months ended March 31, 2009 and 2008 of $0 and $21,318, respectively.
Included within selling, general and administrative expense for the three months ended March 31, 2009 and March 31, 2008 was $28,917 and $29,378, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 7: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of March 31, 2009, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.
NOTE 8: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 9: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2009, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company adopted the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). as of January 1, 2007. As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. As of March 31, 2009 and March 31, 2008, the Company had $52,555 and $25,670 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties as of March 31, 2009.
For the three months ended March 31, 2009 and March 31, 2008, the Company had $50,239 and $151,224, respectively, of income tax expense primarily related to the United Kingdom operations.

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
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2009 and 2008 is shown in the following table.

	For Three Months Ended March 31, 2009
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$2,874,757	$1,002,898	$71,633	$—	$—	$3,949,288
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,353,865	477,990	(11,960)	(244,991)	—	2,574,904
Depreciation and amortization	226,617	8,733	117,191	5,748	8,771	367,060

Income (loss) from operations	969,870	(107,245)	(771,520)	(250,739)	(300,951)	(460,585)
Long-lived assets	10,094,667	26,314	1,026,188	398,975	84,378	11,630,522

	For Three Months Ended March 31, 2008
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,946,345	$1,363,561	$29,306	$—	$—	$5,339,212
Gross profit / (loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,381,765	782,612	(33,283)	(134,103)	—	3,996,991
Depreciation and amortization	333,592	12,411	68,853	5,748	7,040	427,644

Income (loss) from operations	1,246,891	39,731	(729,206)	(139,851)	(362,941)	54,624
Long-lived assets	10,884,343	51,333	843,758	907,093	186,404	12,872,931

The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2009
	United	United
	States	Kingdom	Consolidated

Revenues	$1,083,490	$2,865,798	$3,949,288

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	596,831	1,978,073	2,574,904
Depreciation and amortization	164,600	202,460	367,060
Income (loss) from operations	(650,672)	190,087	(460,585)
Long-lived assets	1,869,926	9,760,596	11,630,522

	For Three Months Ended March 31, 2008
	United	United
	States	Kingdom	Consolidated

Revenues	$1,203,843	$4,135,369	$5,339,212
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	751,752	3,245,239	3,996,991
Depreciation and amortization	168,032	259,612	427,644
Income / (loss) from operations	(532,479)	587,103	54,624
Long-lived assets	2,645,724	10,227,207	12,872,931

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Company is comprised of four business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Voice over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute the software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property, including patents.
The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and enforcement revenues.
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its United Kingdom operations. The VoIP segment is a relatively new segment which the Company believes offers growth opportunity; however, there can be no assurances that the Company will be successful in the VoIP market. The Company believes it is able to develop and market its VoIP products with its current resources and will not need to incur incremental costs to support this segment. The Company reported revenue in the EIM segment of $2.9 million and $3.9 million for the three months ended March 31, 2009 and 2008, respectively. For the Telemanagement segment, the Company recorded revenues of $1.0 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. The Patent Enforcement segment recorded revenue of $0 for the three months ended March 31, 2009 and 2008. Revenue of $72 thousand and $29 thousand was recognized for the VoIP segment in the three months ended March 31, 2009 and 2008, respectively.
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
Service providers recognized these challenges and began, as part of their next generation network (“NGN”) strategies, to deliver managed and hosted service offerings that do not require the customer to purchase expensive equipment up-front and virtually eliminate the operational expenditures associated with managing and maintaining an enterprise-grade communications network. Service providers incrementally improve revenue by enabling competitive voice features while reducing costs by delivering these services on high-capacity, low-cost NGNs.
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
Financial Position
In the three months ended March 31, 2009, the Company experienced a change in its financial condition as a result of a net loss of $522,691. The change was primarily attributable to a drop in revenue in the United Kingdom of $1,269,571 which was primarily attributable to the weakening of the UK pound against the US dollar.
At March 31, 2009, cash and cash equivalents were $299,032 compared to $341,936 at December 31, 2008, and such decrease was primarily attributable to cash used in operating and investing activities offset by cash provided by investing activities. Cash used in the three months ended March 31, 2009 by operating activities amounted to $365,539 which was primarily related to the net operating loss of $522,691 partially off-set by $367,060 of non-cash depreciation and amortization. Cash provided by financing activities related to net borrowings of $561,000 under the Company’s Revolving Loan during the three months ended March 31, 2009. Cash utilized in investing activities of $192,666 related to additions to property, equipment and software. The Company realized an increase in net current assets (current assets less current liabilities) of $179,980 which was primarily attributable to the increase in receivables and a decrease in accrued wages and other compensation. The Company realized a decline in stockholders’ equity of $457,577 primarily as a result of the net loss reported for the three months ended March 31, 2009. The Company generates approximately 73% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has deteriorated by 2.2% in relation to the US dollar in the three months ended March 31, 2009.
Results of Operations (Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008)
Revenues
Revenues from operations for the three months ended March 31, 2009 decreased $1,389,924, or 26.0%, to $3,949,288 as compared to $5,339,212 for the three months ended March 31, 2008. The decrease in revenue was primarily due to the $1,269,571, or 30.7% decrease of revenue derived from the UK operations associated with a 28.1% drop in the UK pound to US dollar average exchange rate for the three months ended March 31, 2009 compared to the average exchange rate for the three months ended March 31, 2008. Revenues derived from the UK operations represent 72.6% and 77.5% of total revenues for the three months ended March 31, 2009 and 2008, respectively. The US revenues decreased by $120,353, or 10.0%, to $1,083,490 for the three months ended March 31, 2009 compared to $1,203,843 for the three months ended March 31, 2008. The decrease in US revenues was primarily related to a decrease in the revenue recognized from the largest EIM customer in the United States due to decreased processing for that customer. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 19.4% of the total revenues for the three months ended March 31, 2009 and 16.8% for the three months ended March 31, 2008. The increase in the percentage in the largest customer was primarily the result of a decrease in total revenue due to the weakening of the UK pound against the US dollar. The Company believes that the portion of revenue from the single largest EIM customer will decline due to the erosion of the customer’s customer base while the revenue from its second largest customer will remain consistent with prior periods.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2009, decreased $78,725, or 6.5%, to $1,129,393 as compared to $1,208,118 for the three months ended March 31, 2008. The decrease was primarily due to the lower exchange rate of the UK pound to the US dollar. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 28.6% of revenue for the three months ended March 31, 2009 as compared to 22.6% of revenue for the three months ended March 31, 2008.

Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended March 31, 2009 increased by $110,888, or 82.7%, to $244,991 as compared to $134,103 for the three months ended March 31, 2008. The increase was primarily due to increased professional fees associated with increased patent enforcement activities in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. There were no patent license fee and enforcement revenues recognized in the three months ended March 31, 2009 and 2008.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended March 31, 2009 decreased $448,738, or 18.5%, to $1,974,293 compared to $2,423,031 for the three months ended March 31, 2008. The decrease in Selling, general and administrative expenses was primarily due to the lower exchange rate of the UK pound to the US dollar.
Research and Development Expense
Research and development expense for the three months ended March 31, 2009 decreased $397,556, or 36.4%, to $694,136 as compared to $1,091,692 for the three months ended March 31, 2008. The decrease was primarily due to the lower exchange rate of the UK pound to the US dollar along with an increase in billable research and development being charged to cost of sales in the three months ended March 31, 2009. Research and development costs that were capitalized during the three months ended March 31, 2009 and March 31, 2008 amounted to $122,041 and $198,586, respectively.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2009 decreased $60,584, or 14.2%, to $367,060 from $427,644 in the three months ended March 31, 2008. The decrease was primarily associated with a large amount of fixed assets being fully depreciated in the year ended December 31, 2008.
Amortization expense of developed software amounted to $186,582 and $116,034 for the three months ended March 31, 2009 and 2008, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $55,984, or 82.5%, to $11,867 for the three months ended March 31, 2009 compared to $67,851 for the three months ended March 31, 2008. The decrease in interest expense was primarily associated with the lower interest rates and lower outstanding borrowings under the Company’s acquisition loan.
The Company realized a loss on disposal of equipment of $0 and $14,290 for the three months ended March 31, 2009 and March 31, 2008, respectively.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of March 31, 2009, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the three months ended March 31, 2009 and March 31, 2008 of $50,239 and $151,224, respectively, was due to the pre-tax income in the United Kingdom of $188,595 and $554,364, respectively.
Net Loss
Net loss increased $343,950 to $522,691 for the three months ended March 31, 2009 compared to a net loss of $178,741 for the three months ended March 31, 2008. The increase in net loss was primarily associated with the decrease in revenue along with increased patent enforcement costs.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, decreased $42,904 to $299,032 as of March 31, 2009 compared to $341,936 as of December 31, 2008. The decrease in cash, cash equivalents, and short-term investments during the three months ended March 31, 2009 was predominately related to cash flows used in operations of $365,539 along with cash spent on property, equipment, and software of $192,666 partially off-set by cash provided by financing activities of $561,000. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $45,699.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 10 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the three months ended March 31, 2009 of $969,870, $(107,245), $(771,520) and $(250,739), respectively. The Corporate Allocation expense generated an operating loss of $(300,951) for the three months ended March 31, 2009. The United States location generated a loss from operations for the three months ended March 31, 2009 of $(650,672) which was primarily associated with loss generated in the VoIP segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same period of $190,087. For the three months ended March 31, 2008 the EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations of $1,246,891, $39,731, $(729,206) and $(139,851), respectively. The Corporate Allocation expense generated an operating loss of $(362,941) for the three months ended March 31, 2008. The United States location generated a loss from operations for the three months ended March 31, 2008 of $(532,479) which was primarily associated with corporate expenses and a loss from the VoIP segment. The United Kingdom location generated income from operations for the same period of $587,103.
The Company has available a revolving loan facility with National City Bank (“NCB”) equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 3.02% as of March 31, 2009. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $1,697 for the three months ended March 31, 2009. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $561,000 at March 31, 2009. Available for borrowing under the revolving loan on March 31, 2009 was $950,905. The carrying amount of receivables that served as collateral for borrowings totaled $1,511,905 at March 31, 2009.
On November 18, 2008, the Company entered into a second modification of the loan documents with NCB (the “Second Modification”). The Second Modification reduced the acquisition loan from $2,600,000 to $500,000 (the “Acquisition Loan”). The Acquisition Loan expires on December 21, 2009, unless extended. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The Acquisition Loan was secured by a letter of credit from SEB Bank to NCB. Under the Second Modification, NCB removed the provision in the Loan Agreement requiring that the Company obtain a letter of credit as security for the Acquisition Loan. Pursuant to the terms of the Second Modification, NCB executed a notice of termination and release of the Letter of Credit dated November 18, 2008. Borrowings under the Acquisition Loan bear interest (2.52% at March 31, 2009) at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan and the Acquisition Loan were $500,000 and $2,600,000 at March 31, 2009 and March 31, 2008, respectively.
The revolving loan facility and Acquisition Loan (the “Loan Agreements”) were secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company. As of March 31, 2009, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
Borrowings under the Loan Agreements are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of March 31, 2009, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $766,000 and $899,000 in the three months ended March 31, 2009 and March 31, 2008, respectively

(19.4% of revenue for the three months ended March 31, 2009 and 16.8% or revenue for the three months ended March 31, 2008). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. In 2008 and 2007, the Company experienced significant decreases in the processing for this customer and anticipates additional decreased processing revenue. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
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
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 8. “Financial Statements and Supplementary Date — Notes to Consolidated Financial Statements — Note 1” in the Company’s Annual Report on Form10-K for the year ended December 31, 2008.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2009, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
Goodwill and Intangible Assets. The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar.
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There were no impairments in 2009 and 2008. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
For purposes of applying SFAS 142, the Company has allocated goodwill and significant component of its intangible assets related to CTI Billing Solutions Limited. As that entity, is considered a separate reporting unit under guidance of SFAS 142 and the Company performed its annual impairment analysis on goodwill as of the October 1, 2008, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The Company engaged the same outside firm as was used in past years to assist in this analysis. The Company is satisfied as to the qualifications and independence of this firm with respect to their ability to assist in this analysis. The results of this analysis indicated that there was no SFAS 142, Step One impairment as of the date of our annual impairment determination.
Coincident with the decline in the overall stock market, the Company’s Class A common stock dropped significantly in the fourth quarter of 2008 and has remained at low levels after year end. As of May 11, 2009, the Company’s common stock closed at $.12 per share and the “market cap” for the Company’s stock was approximately $3.5 million which is well below the Company’s reported book value at March 31, 2009 of approximately $9.3 million.
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
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 75%) is beneficially owned by its majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the

Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap” The Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at March 31, 2009. If the Company assesses market condition changes in our business, it may be required to reflect goodwill impairment in the future.
Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the recoverability of the carrying value of its long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows.
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
Included within selling, general and administrative expense for the three months ended March 31, 2009 and March 31, 2008 was $28,917 and $29,378, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation expense as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $112,000, $9,000, $0 and $0 for the fiscal years ending December 31, 2009, 2010, 2011 and 2012, respectively, of compensation costs for nonvested stock options previously granted to employees.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). This FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 had no material effect on the Company’s financial statements. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset’s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, there was no material impact on the Company’s condensed consolidated financial statements.
In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS 157-e”). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157. SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-e during the second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this FSP expands and increases the frequency of existing disclosures about other-than- temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.

Item 4. Controls and Procedures.
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
Qwest Corporation
The Company previously disclosed that on May 11, 2004, an action was brought against the Company in the United States District Court for the Western District of Washington by Qwest Corporation seeking a declaratory judgment of non-infringement and invalidity of the Company’s Patent No. 5,287,270. An amended complaint was filed on July 13, 2004 adding Qwest Communications Corporation to that action. The Company filed a motion with the United States District Court for the Western District of Washington seeking to dismiss that action or, in the alternative, to transfer it to the United States District Court for the Southern District of Indiana. On November 12, 2004, the United States District Court for the Western District of Washington granted the Company’s motion to the extent of transferring the action to the United States District Court for the Southern District of Indiana. The Company asserted counterclaims alleging patent infringement and the United States District Court for the Southern District of Indiana then consolidated the transferred action with the pending patent infringement lawsuit disclosed above under “BellSouth Corporation et al.”
On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. During April and May 2008, the parties filed amended pleadings to permit the Qwest entities to assert certain affirmative defenses related to government contracts.
Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity (CDS, LLC) and patent noninfringement, invalidity and immunity from suit concerning the Networx government contract (Qwest entities). Briefing of the summary judgment motions is expected to be completed by early June 2009 and the court has set a trial date in September 2009
Item 1A — Risk Factors.
          Not Applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
          None.
Item 3 — Defaults Upon Senior Securities.
          None.
Item 4 — Submission of Matters to a Vote of Security Holders.
          None.
Item 5 — Other Information.
          None.
Item 6 — Exhibits.

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 5 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1	-Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	- Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2	- Section 1350 Certification of the Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ John Birbeck John Birbeck	Date: May 15, 2009
Chief Executive Officer
(principal executive officer)

/s/ Manfred Hanuschek Manfred Hanuschek	Date: May 15, 2009
Chief Financial Officer
(principal financial officer)