Form 10-Q
period 2009-06-30
CTI GROUP HOLDINGS INC
filed 2009-08-14
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
As of August 11, 2009, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of August 11, 2009, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009
TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$566,968	$341,936
Trade accounts receivable, less allowance for doubtful accounts of $46,983 and $122,927, respectively	3,261,873	2,655,680
Note and settlement receivable – short term	563,639	366,303
Prepaid expenses	486,047	316,554
Deferred financing costs	95,563	101,450
Other current assets	107,732	43,870

Total current assets	5,081,822	3,825,793

Long term settlement receivable – net of current portion	95,791	392,851
Property, equipment, and software, net	1,820,036	1,817,501
Deferred financing costs – long term	—	35,953
Intangible assets, net	4,230,107	4,580,987
Goodwill	4,896,990	4,896,990
Other assets	83,363	84,936

Total assets	$16,208,109	$15,635,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,177,906	$498,008
Accrued expenses	1,552,527	1,328,359
Accrued wages and other compensation	1,161,253	1,017,917
Deferred revenue	1,353,533	1,230,682
Income tax payable	222,105	242,716
Deferred income tax liability	201,401	209,097
Note payable	500,000	500,000

Total current liabilities	6,168,725	5,026,779

Lease incentive – long term	178,452	190,428
Note payable – long term	561,000	—
Deferred revenue – long term	21,470	1,075
Deferred income tax liability – long term	666,550	648,339

Total liabilities	7,596,197	5,866,621

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at March 31, 2009 and at December 31, 2008	291,783	291,783
Additional paid-in capital	25,902,138	25,842,970
Accumulated deficit	(17,827,713)	(16,637,024)
Accumulated other comprehensive income – foreign currency translation	437,847	462,804
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	8,611,912	9,768,390

Total liabilities and stockholders’ equity	$16,208,109	$15,635,011

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended
	June 30,
	2009	2008
Revenues:
Software sales, service fee and license fee revenue	$8,088,610	$10,374,707
Patent license fee and enforcement revenues	—	—

	8,088,610	10,374,707

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,398,908	2,441,448
Patent license fee and enforcement cost	684,153	381,314
Selling, general and administration	3,920,885	5,001,668
Research and development	1,411,312	2,098,727
Depreciation and amortization	753,951	816,081

Income / (loss) from operations	(1,080,599)	(364,531)

Other expense
Interest expense, net of interest income of $51,132 and $69,376, respectively	42,798	121,233
Other expense / (income)	(1,499)	42,435

Total other expense	41,299	163,668

Loss before income taxes	(1,121,898)	(528,199)

Tax expense	68,791	203,954

Net loss	(1,190,689)	(732,153)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(24,957)	(5,396)

Comprehensive loss	$(1,215,646)	$(737,549)

Basic and diluted net loss per common share	$(0.04)	$(0.03)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	June 30,
	2009	2008
Revenues:
Software sales, service fee and license fee revenue	$4,139,322	$5,035,495
Patent license fee and enforcement revenues	—	—

	4,139,322	5,035,495

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,269,515	1,233,330
Patent license fee and enforcement cost	439,162	247,211
Selling, general and administration	1,946,592	2,578,637
Research and development	717,176	1,007,035
Depreciation and amortization	386,891	388,437

Income / (loss) from operations	(620,014)	(419,155)

Other expense
Interest expense, net of interest income of $15,617 and $32,707, respectively	30,931	53,382
Other expense / (income)	(1,499)	28,145

Total other expense	29,432	81,527

Loss before income taxes	(649,446)	(500,682)

Tax expense	18,552	52,730

Net loss	(667,998)	(553,412)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(60,931)	(4,294)

Comprehensive loss	$(728,929)	$(557,706)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,190,689)	$(732,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	753,951	816,081
Provision for doubtful accounts	34,775	16,489
Deferred income taxes	(91,360)	(147,779)
Amortization of deferred financing fees	55,180	110,073
Non-cash interest charge	1,337	—
Recognition of rent incentive benefit	56,673	(7,993)
Stock option grant expense	57,831	143,104
Loss on disposal of property and equipment	—	42,435
Changes in operating assets and liabilities:
Trade receivables	(332,179)	(608,089)
Note and settlement receivables	99,724	110,832
Prepaid expenses	(148,096)	(2,066)
Income taxes	(26,951)	312,058
Other assets	(53,887)	(12,072)
Accounts payable	634,916	(27,068)
Accrued expenses	22,698	(124,045)
Accrued wages and other compensation	91,422	333,835
Deferred revenue	(5,695)	225,257

Cash provided by / (used in) operating activities	(40,350)	448,899

Cash flows used in investing activities:
Additions to property, equipment, and software	(401,805)	(576,540)

Cash used in investing activities	(401,805)	(576,540)

Cash flows provided by financing activities:
Borrowings under credit agreements	2,418,000	2,335,000
Repayments under credit agreements	(1,857,000)	(2,335,000)

Cash provided by financing activities	561,000	—

Effect of foreign currency exchange rates on cash and cash equivalents	106,187	32,797

Increase / (decrease) in cash and cash equivalents	225,032	(94,844)

Cash and cash equivalents, beginning of period	341,936	555,839

Cash and cash equivalents, end of period	$566,968	$460,995

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
The Company realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed agreement, settlement or judgment and the collection of the receivable is deemed probable. The Company recognized $0 in revenues associated with patent license fee and enforcement activities in the six months ended June 30, 2009 and 2008.
Amortization expense of developed software amounted to $300,768 and $219,323 for the six months ended June 30, 2009 and 2008, respectively. Amortization expense of developed software amounted to $114,186 and $103,289 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.

NOTE 2:	Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $21,108 and $85,110 in interest related to the Company’s notes payable for the six months ended June 30, 2009 and 2008, respectively.
The Company paid approximately $127,417 and $0 during the six months ended June 30, 2009 and 2008, respectively, for prior year tax payments and $62,634 and $0 during the six months ended June 30, 2009 and 2008, respectively, for current year estimated tax payments.

NOTE 3:	Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, deferred finance costs, prepaid expenses and other assets, accounts payable, and other accruals approximate their fair values because of their nature and expected duration. The fair value of the revolving credit facility and note payable is equal to its carrying value due to the variable nature of its interest rate.

NOTE 4:	Long-Term Debt Obligations
The Company has available a revolving loan facility with National City Bank (“NCB”) equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 2.82% as of June 30, 2009. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $3,086 and $1,389 for the six and three months ended June 30, 2009, respectively. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $561,000 at June 30, 2009. Amounts available for borrowing under the revolving loan on June 30, 2009 was $1,074,769. The carrying amount of receivables that served as collateral for borrowings totaled $1,635,769 at June 30, 2009.
On November 18, 2008, the Company entered into a second modification of the loan documents with NCB (the “Second Modification”). The Second Modification reduced the acquisition loan from $2,600,000 to $500,000 (the “Acquisition Loan”). The Acquisition Loan expires on December 21, 2009, unless extended. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The Acquisition Loan was secured by a letter of credit from SEB Bank to NCB. Under the Second Modification, NCB removed the provision in the Loan Agreement requiring that the Company obtain a letter of credit as security for the Acquisition Loan. Pursuant to the terms of the Second Modification, NCB executed a notice of termination and release of the Letter of Credit dated November 18, 2008. Borrowings under the Acquisition Loan bear interest (2.32% at June 30, 2009) at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan were $500,000 and $2,600,000 at June 30, 2009 and June 30, 2008, respectively.
The revolving loan facility and Acquisition Loan (the “Loan Agreements”) were secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company. As of June 30, 2009, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
Borrowings under the Loan Agreements are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of June 30, 2009, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.

NOTE 5:	New Accounting Pronouncements
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
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter, however, the adoption did not have a material effect on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter. See Note 3 of the Notes to the Consolidated Financial Statements for more information.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 became effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009. See Note 11 of the Notes to the Consolidated Financial Statements for more information.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the authoritative source of accounting principals to be used in the preparation of the financial statements by nongovernmental entities. SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009. The Company plans to adopt SFAS No. 168 during the third quarter of 2009.

NOTE 6:	Basic and Diluted Net Income Per Common Share
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2008	2008
Net loss	$(667,998)	$(553,412)	$(1,190,689)	$(732,153)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021	29,038,021	29,038,021

Basic:
Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average common shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

Diluted:
Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

There were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the three and six months ended June 30, 2009.

NOTE 7:	Stock Based Compensation
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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. As of June 30, 2009, there were 3,053,468 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.
At June 30, 2009, there were options to purchase 4,422,782 shares of Class A common stock outstanding consisting of 4,142,782 Plan and Stock Incentive Plan options and 280,000 outside plan stock options. There were exercisable options to purchase an aggregate of 3,474,129 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 280,000 shares of Class A common stock that were outside plan stock options as of June 30, 2009.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, January 1, 2009	4,422,782	$0.21 - $0.50	$0.32
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, June 30, 2009	4,422,782	$0.21 - $0.50	$0.32

The following table summarizes options exercisable at June 30, 2009:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

June 30, 2009	3,754,129	$0.21 - $0.50	$0.33	896,905	6.44 years
The following table summarizes non-vested options:

Option Shares
January 1, 2009	1,301,983
Granted	—
Cancelled	—
Vested	(633,330)

June 30, 2009	668,653

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
Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of June 30, 2009, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant. The expense related to the warrants granted to Fairford Scandinavia was charged to deferred financing fees and amortized to interest expense for the three months ended June 30, 2009 and 2008 of $0 and $21,318, respectively, and the six months ended June 30, 2009 and 2008 of $0 and $42,637, respectively.
Included within selling, general and administrative expense for the three months ended June 30, 2009 and June 30, 2008 was $28,914 and $28,453, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2009 and June 30, 2008 was $57,831 and $57,831, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8:	Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of June 30, 2009, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9:	Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2009, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company adopted the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. As of June 30, 2009 and June 30, 2008, the Company had $58,378 and $32,229 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties as of June 30, 2009.
For the six months ended June 30, 2009 and June 30, 2008, the Company had $68,791 and $203,954, respectively, of income tax expense and for the three months ended June 30, 2009 and June 30, 2008, the Company had $18,552 and $52,730, respectively, of income tax expense primarily related to the United Kingdom operations.

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
Summarized financial information concerning the Company’s reportable segments for the six months and three months ended June 30, 2009 and 2008 is shown in the following table.

	For Six Months Ended June 30, 2009
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$5,664,666	$2,163,587	$260,357	$—	$—	$8,088,610
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	4,548,740	1,026,353	114,609	(684,153)	—	5,005,549
Depreciation and Amortization	469,998	18,187	236,730	11,495	17,541	753,951
	1,709,094	(149,094)	(1,361,580)	(695,648)	(583,371)	(1,080,599)
Long-lived assets	9,926,923	33,940	1,017,846	99,446	48,132	11,126,287

	For Six Months Ended June 30, 2008
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$7,278,559	$2,992,275	$103,873	$—	$—	$10,374,707
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	6,190,732	1,807,047	(64,520)	(381,314)	—	7,551,945
Depreciation and Amortization	612,179	24,289	153,917	11,495	14,201	816,081

Income (loss) from operations	1,980,104	251,256	(1,436,587)	(392,809)	(766,495)	(364,531)
Long-lived assets	10,547,782	45,727	1,047,053	794,236	128,684	12,563,482

	For Three Months Ended June 30, 2009
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$2,789,909	$1,160,689	$188,724	—	—	$4,139,322
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,194,875	548,363	126,569	(439,162)	—	2,430,645
Depreciation and Amortization	243,381	9,454	119,539	5,747	8,770	386,891

Income (loss) from operations	739,224	(41,849)	(590,060)	(444,909)	(282,420)	(620,014)
Long-lived assets	9,926,923	33,940	1,017,846	99,446	48,132	11,126,287

	For Three Months Ended June 30, 2008
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$3,332,214	$1,628,714	$74,567	$—	$—	$5,035,495
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,808,967	1,024,435	(31,237)	(247,211)	—	3,554,954
Depreciation and Amortization	278,587	11,878	85,064	5,747	7,161	388,437

Income (loss) from operations	733,213	211,525	(707,381)	(252,958)	(403,554)	(419,155)
Long-lived assets	10,547,782	45,727	1,047,053	794,236	128,684	12,563,482
The following table presents net revenues by geographic location.

	For Six Months Ended June 30, 2009
	United	United
	States	Kingdom	Consolidated

Revenues	$2,259,592	$5,829,018	$8,088,610
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,104,164	3,901,385	5,005,549
Depreciation and Amortization	331,282	422,669	753,951
Income (loss) from operations	(1,336,359)	255,760	(1,080,599)
Long-lived assets	1,521,722	9,604,565	11,126,287

	For Six Months Ended June 30, 2008
	United	United
	States	Kingdom	Consolidated

Revenues	$2,432,973	$7,941,734	$10,374,707
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,403,885	6,148,060	7,551,945
Depreciation and Amortization	322,001	494,080	816,081
Income (loss) from operations	(1,167,126)	802,595	(364,531)
Long-lived assets	2,435,424	10,128,058	12,563,482

	For Three Months Ended June 30, 2009
	United	United
	States	Kingdom	Consolidated

Revenues	$1,176,102	$2,963,220	$4,139,322
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	507,333	1,923,312	2,430,645
Depreciation and Amortization	166,682	220,209	386,891
Income (loss) from operations	(685,687)	65,673	(620,014)
Long-lived assets	1,521,722	9,604,565	11,126,287

	For Three Months Ended June 30, 2008
	United	United
	States	Kingdom	Consolidated

Revenues	$1,229,130	$3,806,365	$5,035,495
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	652,133	2,902,821	3,554,954
Depreciation and Amortization	153,969	234,468	388,437
Income (loss) from operations	(634,647)	215,492	(419,155)
Long-lived assets	2,435,424	10,128,058	12,563,482

NOTE 11:	Subsequent Events
The Company evaluated subsequent events through August 14, 2009, the date our consolidated financial statements were issued. No matters were identified that would materially impact our consolidated financial statements or require disclosure in accordance with SFAS No. 165 “Subsequent Events”.

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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its United Kingdom operations. The VoIP segment is a relatively new segment which the Company believes offers growth opportunity; however, there can be no assurances that the Company will be successful in the VoIP market. The Company believes it is able to develop and market its VoIP products with its current resources and will not need to incur incremental costs to support this segment. The Company reported revenue in the EIM segment of $5.7 million and $7.3 million for the six months ended June 30, 2009 and 2008, respectively, and $2.8 million and $3.3 million for the three months ended June 30, 2009 and 2008, respectively. For the Telemanagement segment, the Company recorded revenues of $2.2 million and $3.0 million for the six months ended June 30, 2009 and 2008, respectively, and $1.2 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively. The Patent Enforcement segment recorded revenue of $0 for the six and three months ended June 30, 2009 and 2008. In the VoIP segment, revenue of $260 thousand and $104 thousand was recorded in the six months ended June 30, 2009 and 2008, respectively, and $189 thousand and $75 thousand was recognized in the three months ended June 30, 2009 and 2008, respectively.
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
Financial Position
In the six months ended June 30, 2009, the Company experienced a change in its financial condition as a result of a net loss of $1,190,689. The change was primarily attributable to a drop in revenue in the United Kingdom of $2,112,716 which was primarily attributable to the weakening of the UK pound against the US dollar.
At June 30, 2009, cash and cash equivalents were $566,968 compared to $341,936 at December 31, 2008, and such increase was primarily attributable to cash borrowed under the Company’s credit agreements of $561,000. The increase in cash due to borrowing was partially offset by cash used in operating and investing activities. Cash used in the six months ended June 30, 2009 by operating activities amounted to $40,350 which was primarily related to the net operating loss of $1,190,689 partially off-set by $753,951 of non-cash depreciation and amortization. Cash utilized in investing activities of $401,805 related to additions to property, equipment and software. The Company realized an increase in net current assets (current assets less current liabilities) of $114,083 which was primarily attributable to the increase in receivables. The Company realized a decline in stockholders’ equity of $1,156,478 primarily as a result of the net loss reported for the six months ended June 30, 2009. The Company generates approximately 72% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has increased since December 31, 2008 by 13.5% in relation to the US dollar as of June 30, 2009.
Results of Operations (Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008)
Revenues
Revenues from operations for the six months ended June 30, 2009 decreased $2,286,097, or 22.0%, to $8,088,610 as compared to $10,374,707 for the six months ended June 30, 2008. The decrease in revenue was primarily due to the $2,112,716, or 26.6% decrease of revenue derived from the UK operations associated with a 24.2% drop in the UK pound to US dollar average exchange rate for the six months ended June 30, 2009 compared to the average exchange rate for the six months ended June 30, 2008. Revenues derived from the UK operations represent 72.1% and 76.5% of total revenues for the six months ended June 30, 2009 and 2008, respectively. The US revenues decreased by $173,381, or 7.1%, to $2,259,592 for the six months ended June 30, 2009 compared to $2,432,973 for the six months ended June 30, 2008. The decrease in US revenues was primarily related to a decrease in the revenue recognized from the largest EIM customer in the United States due to decreased processing for that customer. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 18.4% of the total revenues for the six months ended June 30, 2009 and 17.2% for the six months ended June 30, 2008. The increase in the percentage in the largest customer was primarily the result of a decrease in total revenue due to the weakening of the UK pound against the US dollar. The Company believes that the portion of revenue from the single largest EIM customer will decline due to the erosion of the customer’s revenue.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2009, decreased $42,540, or 1.7%, to $2,398,908 as compared to $2,441,448 for the six months ended June 30, 2008. The decrease was primarily due to the lower exchange rate of the UK pound to the US dollar partially off-set by an increase in the amount of development expense allocated to cost of products and services, excluding depreciation and amortization due to an increase in customer development projects. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 29.7% of revenue for the six months ended June 30, 2009 as compared to 23.5% of revenue for the six months ended June 30, 2008.

Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the six months ended June 30, 2009 increased by $302,839, or 79.4%, to $684,153 as compared to $381,314 for the six months ended June 30, 2008. The increase was primarily due to increased professional fees associated with increased patent enforcement activities in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. There were no patent license fee and enforcement revenues recognized in the six months ended June 30, 2009 and 2008.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the six months ended June 30, 2009 decreased $1,080,783, or 21.6%, to $3,920,885 compared to $5,001,668 for the six months ended June 30, 2008. The decrease in Selling, general and administrative expenses was primarily due to the lower exchange rate of the UK pound to the US dollar along with a reduction in anticipated incentive compensation for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Research and Development Expense
Research and development expense for the six months ended June 30, 2009 decreased $687,415, or 32.8%, to $1,411,312 as compared to $2,098,727 for the six months ended June 30, 2008. The decrease was primarily due to the lower exchange rate of the UK pound to the US dollar along with an increase in billable research and development being charged to cost of sales in the six months ended June 30, 2009. Research and development costs that were capitalized during the six months ended June 30, 2009 and June 30, 2008 amounted to $318,973 and $406,508, respectively.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2009 decreased $62,130, or 7.6%, to $753,951 from $816,081 in the six months ended June 30, 2008. The decrease was primarily associated with a large amount of fixed assets being fully depreciated in the year ended December 31, 2008.
Amortization expense of developed software amounted to $300,768 and $219,323 for the six months ended June 30, 2009 and 2008, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $78,435, or 64.7%, to $42,798 for the six months ended June 30, 2009 compared to $121,233 for the six months ended June 30, 2008. The decrease in interest expense was primarily associated with the lower interest rates and lower outstanding borrowings under the Company’s acquisition loan.
The Company realized a gain on disposal of equipment of $1,499 for the six months ended June 30, 2009 compared to a loss on disposal of equipment of $42,435 for the six months ended June 30, 2008.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2009, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the six months ended June 30, 2009 and June 30, 2008 of $68,791 and $203,954, respectively, was due to the pre-tax income in the United Kingdom of $251,476 and $724,178, respectively.
Net Loss
Net loss increased $458,536 to $1,190,689 for the six months ended June 30, 2009 compared to a net loss of $732,153 for the six months ended June 30, 2008. The increase in net loss was primarily associated with the decrease in revenue along with increased patent enforcement costs.
Results of Operations (Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008)

Revenues
Revenues from operations for the three months ended June 30, 2009 decreased $896,173, or 17.8%, to $4,139,322 as compared to $5,035,495 for the three months ended June 30, 2008. The decrease in revenue was primarily due to the $843,145, or 22.2% decrease of revenue derived from the UK operations associated with a 20.1% drop in the UK pound to US dollar average exchange rate for the three months ended June 30, 2009 compared to the average exchange rate for the three months ended June 30, 2008. Revenues derived from the UK operations represented 71.6% and 75.6% of total revenues for the three months ended June 30, 2009 and 2008, respectively. The US revenues decreased by $53,028, or 4.3%, to $1,176,102 for the three months ended June 30, 2009 compared to $1,229,130 for the three months ended June 30, 2008. The decrease in US revenues was primarily related to a decrease in the revenue recognized from the largest EIM customer in the United States due to decreased processing for that customer. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 17.4% of the total revenues for the three months ended June 30, 2009 and 17.6% for the three months ended June 30, 2008. The Company believes that the portion of revenue from the single largest EIM customer will decline due to the erosion of the customer’s revenue.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2009, increased $36,185, or 2.9%, to $1,269,515 as compared to $1,233,330 for the three months ended June 30, 2008. The increase was primarily due to an increase in the amount of research and development expense allocated to cost of products and services, excluding depreciation and amortization due to an increase in customer development projects partially offset by a the decrease was related to the lower exchange rate of the UK pound to the US dollar. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 30.7% of revenue for the three months ended June 30, 2009 as compared to 24.6% of revenue for the three months ended June 30, 2008.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended June 30, 2009 increased by $191,951, or 77.6%, to $439,162 as compared to $247,211 for the three months ended June 30, 2008. The increase was primarily due to increased professional fees associated with increased patent enforcement activities in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. There were no patent license fee and enforcement revenues recognized in the three months ended June 30, 2009 and 2008.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended June 30, 2009 decreased $632,045, or 24.5%, to $1,946,592 compared to $2,578,637 for the three months ended June 30, 2008. The decrease in Selling, general and administrative expenses was primarily due to the lower exchange rate of the UK pound to the US dollar along with a reduction in anticipated incentive compensation accrual for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Research and Development Expense
Research and development expense for the three months ended June 30, 2009 decreased $289,859, or 28.8%, to $717,176 as compared to $1,007,035 for the three months ended June 30, 2008. The decrease was primarily due to the lower exchange rate of the UK pound to the US dollar along with an increase in billable research and development being charged to cost of sales in the three months ended June 30, 2009. Research and development costs that were capitalized during the three months ended June 30, 2009 and June 30, 2008 amounted to $196,932 and $207,922, respectively.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2009 decreased $1,546, or 0.4%, to $386,891 from $388,437 in the three months ended June 30, 2008. The decrease was primarily associated with a large amount of fixed assets being fully depreciated in the year ended December 31, 2008 partially offset by an increase in amortization of developed software.
Amortization expense of developed software amounted to $114,186 and $103,289 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.

Other Income and Expense
Interest expense decreased $22,451, or 42.1%, to $30,931 for the three months ended June 30, 2009 compared to $53,382 for the three months ended June 30, 2008. The decrease in interest expense was primarily associated with the lower interest rates and lower outstanding borrowings under the Company’s acquisition loan.
The Company realized a gain on disposal of equipment of $1,499 for the three months ended June 30, 2009 compared to a loss on disposal of equipment of $28,145 for the three months ended June 30, 2008.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2009, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the three months ended June 30, 2009 and June 30, 2008 of $18,552 and $52,730, respectively, was due to the pre-tax income in the United Kingdom of $62,881 and $169,814, respectively.
Net Loss
Net loss increased $114,586 to $667,998 for the three months ended June 30, 2009 compared to a net loss of $553,412 for the three months ended June 30, 2008. The increase in net loss was primarily associated with the decrease in revenue along with increased patent enforcement costs.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents increased $225,032 to $566,968 as of June 30, 2009 compared to $341,936 as of December 31, 2008. The increase in cash, cash equivalents, and short-term investments during the six months ended June 30, 2009 was predominately related to cash borrowed under the Company’s credit agreements of $561,000. The increase was offset by to cash flows used in operations of $40,350 along with cash spent on property, equipment, and software of $401,805. The effect of foreign currency exchange rates on cash and cash equivalents was an increase of $106,187.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 10 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the six months ended June 30, 2009 of $1,709,094, $(149,094), $(1,361,580) and $(695,648), respectively. The Corporate Allocation expense generated an operating loss of $(583,371) for the six months ended June 30, 2009. The United States location generated a loss from operations for the six months ended June 30, 2009 of $(1,336,359) which was primarily associated with losses generated in the VoIP segment, Patent Enforcement segment, and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same period of $255,760. For the six months ended June 30, 2008 the EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations of $1,980,104, $251,256, $(1,436,587) and $(392,809), respectively. The Corporate Allocation expense generated an operating loss of $(766,495) for the six months ended June 30, 2008. The United States location generated a loss from operations for the six months ended June 30, 2008 of $(1,167,126) which was primarily associated with corporate expenses and a loss from the VoIP segment. The United Kingdom location generated income from operations for the same period of $802,595.
The Company has available a revolving loan facility with National City Bank (“NCB”) equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 2.82% as of June 30, 2009. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $3,086 and $1,389 for the six and three months ended June 30, 2009, respectively. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $561,000 at June 30, 2009. Additional available for borrowing under the revolving loan on June 30, 2009 was $1,074,769. The carrying amount of receivables that served as collateral for borrowings totaled $1,635,769 at June 30, 2009.

On November 18, 2008, the Company entered into a second modification of the loan documents with NCB (the “Second Modification”). The Second Modification reduced the acquisition loan from $2,600,000 to $500,000 (the “Acquisition Loan”). The Acquisition Loan expires on December 21, 2009, unless extended. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The Acquisition Loan was secured by a letter of credit from SEB Bank to NCB. Under the Second Modification, NCB removed the provision in the Loan Agreement requiring that the Company obtain a letter of credit as security for the Acquisition Loan. Pursuant to the terms of the Second Modification, NCB executed a notice of termination and release of the Letter of Credit dated November 18, 2008. Borrowings under the Acquisition Loan bear interest (2.32% at June 30, 2009) at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan were $500,000 and $2,600,000 at June 30, 2009 and June 30, 2008, respectively.
The revolving loan facility and Acquisition Loan (the “Loan Agreements”) were secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company. As of June 30, 2009, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
Borrowings under the Loan Agreements are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of June 30, 2009, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $1.5 million and $1.8 million in the six months ended June 30, 2009 and June 30, 2008, respectively (18.4% of revenue for the six months ended June 30, 2009 and 17.2% or revenue for the six months ended June 30, 2008). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. In 2008 and 2007, the Company experienced significant decreases in the processing for this customer and anticipates additional decreased processing revenue. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
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
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 8. “Financial Statements and Supplementary Date – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form10-K for the year ended December 31, 2008.
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
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2009, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2009.
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
For purposes of applying SFAS 142, the Company has allocated goodwill and a significant component of its intangible assets to CTI Billing Solutions Limited. As that entity is considered a separate reporting unit under guidance of SFAS 142 and the Company performed its annual impairment analysis on goodwill as of the October 1, 2008, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The Company engaged the same outside firm as was used in past years to assist in this analysis. The Company is satisfied as to the qualifications and independence of this firm with respect to their ability to assist in this analysis. The results of this analysis indicated that there was no SFAS 142, Step One impairment as of the date of our annual impairment determination.
Coincident with the decline in the overall stock market, the Company’s Class A common stock dropped significantly in the fourth quarter of 2008 and has remained at low levels after year end. As of August 11, 2009, the Company’s common stock closed at $0.12 per share and the “market cap” for the Company’s stock was approximately $3.5 million which is well below the Company’s reported book value at June 30, 2009 of approximately $8.6 million.
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
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 75%) is beneficially owned by its majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap” The Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at June 30, 2009. If the Company assesses market condition changes in our business, it may be required to reflect goodwill impairment in the future.
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
Included within selling, general and administrative expense for the three months ended June 30, 2009 and June 30, 2008 was $28,914 and $28,453, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2009 and June 30, 2008 was $57,831 and $57,831, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
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
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter, however, the adoption did not have a material effect on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter. See Note 3 of the Notes to the Consolidated Financial Statements for more information.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 became effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009. See Note 11 of the Notes to the Consolidated Financial Statements for more information.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the authoritative source of accounting principals to be used in the preparation of the financial statements by nongovernmental entities. SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009. The Company plans to adopt SFAS No. 168 during the third quarter of 2009.

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

PART II – OTHER INFORMATION

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
Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. The summary judgment motions are pending. The court has set a trial date of November 30, 2009.
Item 1A – Risk Factors.
Not Applicable.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3 – Defaults Upon Senior Securities.
None.
Item 4 – Submission of Matters to a Vote of Security Holders.
None.
Item 5 – Other Information.
None.
Item 6 – Exhibits.
Exhibit 10.1 Office Lease dated April 24, 2009, between CTI Billing Solutions Limited and British Waterways Board, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2009.
Exhibit 11.1 Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q
Exhibit 31.1-Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2-Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer
Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ John Birbeck
John Birbeck	Date: August 14, 2009
Chief Executive Officer
(principal executive officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: August 14, 2009
Chief Financial Officer
(principal financial officer)