Form 10-Q
period 2009-09-30
CTI GROUP HOLDINGS INC
filed 2009-11-13
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
As of November 9, 2009, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of November 9, 2009, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2009
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
Cash and cash equivalents	$614,500	$341,936
Trade accounts receivable, less allowance for doubtful accounts of $37,713 and $122,927, respectively	2,736,616	2,655,680
Note and settlement receivable — short term	373,458	366,303
Prepaid expenses	452,281	316,554
Deferred financing costs	50,517	101,450
Other current assets	144,173	43,870

Total current assets	4,371,545	3,825,793

Long term settlement receivable — net of current portion	95,791	392,851
Property, equipment, and software, net	2,137,660	1,817,501
Deferred financing costs — long term	17,457	35,953
Intangible assets, net	4,055,350	4,580,987
Goodwill	4,896,990	4,896,990
Other assets	83,135	84,936

Total assets	$15,657,928	$15,635,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$860,379	$498,008
Accrued expenses	1,280,994	1,328,359
Accrued wages and other compensation	999,354	1,017,917
Deferred revenue	2,038,791	1,230,682
Income tax payable	408,488	242,716
Deferred income tax liability	200,689	209,097
Note payable	500,000	500,000

Total current liabilities	6,288,695	5,026,779

Lease incentive — long term	200,196	190,428
Note payable — long term	361,000	—
Deferred revenue — long term	10,631	1,075
Deferred income tax liability — long term	477,828	648,339

Total liabilities	7,338,350	5,866,621

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at September 30, 2009 and at December 31, 2008	291,783	291,783
Additional paid-in capital	25,930,120	25,842,970
Accumulated deficit	(18,165,262)	(16,637,024)
Accumulated other comprehensive income — foreign currency translation	455,080	462,804
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	8,319,578	9,768,390

Total liabilities and stockholders’ equity	$15,657,928	$15,635,011

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Revenues:
Software sales, service fee and license fee revenue	$11,660,097	$15,441,693
Patent license fee and enforcement revenues	—	2,850,000

	11,660,097	18,291,693

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	3,273,946	3,724,238
Patent license fee and enforcement cost	812,892	1,580,989
Selling, general and administration	5,723,105	7,538,857
Research and development	1,994,163	2,920,129
Depreciation and amortization	1,146,724	1,208,234

Income / (loss) from operations	(1,290,733)	1,319,246

Other expense
Interest expense, net of interest income of $61,627 and $91,209, respectively	70,256	178,636
Other expense / (income)	(1,201)	35,747

Total other expense	69,055	214,383

Income / (loss) before income taxes	(1,359,788)	1,104,863

Tax expense	168,450	306,537

Net income / (loss)	(1,528,238)	798,326

Other comprehensive income / (loss)
Foreign currency translation adjustment	(7,724)	149,539

Comprehensive income / (loss)	$(1,535,962)	$947,865

Basic and diluted net income / (loss) per common share	$(0.05)	$0.03

Basic weighted average common shares outstanding	29,038,021	29,038,021
Diluted weighted average common shares outstanding	29,038,021	29,109,970
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	September 30,
	2009	2008
Revenues:
Software sales, service fee and license fee revenue	$3,571,487	$5,066,986
Patent license fee and enforcement revenues	—	2,850,000

	3,571,487	7,916,986

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	875,038	1,282,790
Patent license fee and enforcement cost	128,739	1,199,675
Selling, general and administration	1,802,220	2,537,189
Research and development	582,851	821,402
Depreciation and amortization	392,773	392,153

Income / (loss) from operations	(210,134)	1,683,777

Other expense
Interest expense, net of interest income of $10,495 and $23,507, respectively	27,458	57,403
Other expense / (income)	298	(6,688)

Total other expense	27,756	50,715

Income / (loss) before income taxes	(237,890)	1,633,062

Tax expense	99,659	102,583

Net income / (loss)	(337,549)	1,530,479

Other comprehensive income / (loss)
Foreign currency translation adjustment	17,233	154,935

Comprehensive income / (loss)	$(320,316)	$1,685,414

Basic and diluted net income / (loss) per common share	$(0.01)	$0.05

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income / (loss)	$(1,528,238)	$798,326
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	1,146,724	1,208,234
Provision for doubtful accounts	27,830	49,428
Provision for doubtful note receivable	—	206,191
Deferred income taxes	(250,850)	(145,658)
Amortization of deferred financing fees	82,771	135,888
Non-cash interest charge	2,006	—
Recognition of rent incentive benefit	25,138	(12,654)
Stock option grant expense	85,144	172,007
Loss on disposal of property and equipment	275	37,327
Changes in operating assets and liabilities:
Trade receivables	106,707	(3,193,259)
Note and settlement receivables	289,904	268,502
Prepaid expenses	(117,714)	(198,564)
Income taxes	153,539	(10,204)
Other assets	(91,087)	(475)
Accounts payable	331,400	(24,744)
Accrued expenses	(149,418)	722,895
Accrued wages and other compensation	(53,291)	515,745
Deferred revenue	664,222	58,170

Cash provided by operating activities	725,062	587,155

Cash flows used in investing activities:
Additions to property, equipment, and software	(923,197)	(771,043)

Cash used in investing activities	(923,197)	(771,043)

Cash flows provided by financing activities:
Borrowings under credit agreements	3,714,000	3,525,000
Repayments under credit agreements	(3,353,000)	(3,195,000)

Cash provided by financing activities	361,000	330,000

Effect of foreign currency exchange rates on cash and cash equivalents	109,699	(57,975)

Increase in cash and cash equivalents	272,564	88,137

Cash and cash equivalents, beginning of period	341,936	555,839

Cash and cash equivalents, end of period	$614,500	$643,976

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
The Company is comprised of the following business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Voice over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides electronic invoice presentment, analysis and payment software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. Telemanagement software and services allows end users to manage their usage of multi-media communications services and equipment. VoIP designs, develops and provides software and services that enable customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights.
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
The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”) that the Company follows. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by nongovernmental entities. The FASB finalized the ASC effective for periods ending on or after September 15, 2009. Prior FASB standards like FASB Statement of Accounting Standards and FASB Staff Positions, are no longer being issued by the FASB. For further discussion of the ASC, see “New Accounting Pronouncements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.
The Company realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed agreement, settlement or judgment and the collection of the receivable is deemed probable. The Company recognized $0 and $2,850,000 in revenues associated with patent license fee and enforcement activities in the nine months ended September 30, 2009 and 2008, respectively.
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

The deferred revenue on the Company’s balance sheet relates primarily to annual maintenance agreements and in-process customization and professional services.
Amortization expense of developed software amounted to $420,128 and $318,197 for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense of developed software amounted to $119,360 and $98,874 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $29,381 and $119,835 in interest related to the Company’s notes payable for the nine months ended September 30, 2009 and 2008, respectively.
The Company paid approximately $131,039 and $403,539 during the nine months ended September 30, 2009 and 2008, respectively, for prior year tax payments and $131,220 and $132,401 during the nine months ended September 30, 2009 and 2008, respectively, for current year estimated tax payments.
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
NOTE 4: Long-Term Debt Obligations
The Company has available a revolving loan facility with National City Bank (“NCB”) equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 2.75% as of September 30, 2009. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount of expense on the unused revolving loan commitment fee amounted to approximately $4,500 and $1,500 for the nine and three months ended September 30, 2009, respectively. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $361,000 at September 30, 2009. The amount available for borrowing under the revolving loan on September 30, 2009 was $930,043. The carrying amount of receivables that served as collateral for borrowings totaled $1,291,043 at September 30, 2009.
On November 18, 2008, the Company entered into a second modification of the loan documents with NCB (the “Second Modification”). The Second Modification reduced the acquisition loan from $2,600,000 to $500,000 (the “Acquisition Loan”). The Acquisition Loan expires on December 21, 2009, unless extended. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The Acquisition Loan was secured by a letter of credit from SEB Bank to NCB. Under the Second Modification, NCB removed the provision in the Loan Agreement requiring that the Company obtain a letter of credit as security for the Acquisition Loan. Pursuant to the terms of the Second Modification, NCB executed a notice of termination and release of the Letter of Credit dated November 18, 2008. Borrowings under the Acquisition Loan bear interest (2.25% at September 30, 2009) at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan were $500,000 and $2,600,000 at September 30, 2009 and September 30, 2008, respectively.
The revolving loan facility and Acquisition Loan (the “Loan Agreements”) were secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company. As of September 30, 2009, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
Borrowings under the Loan Agreements are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of September 30, 2009, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis. Any borrowings by the Company under the revolving loan greater than that available will create an event of default; the Loan Agreements permit such event of default to be cured within a reasonable period of time by Fairford with the extension of appropriate credit or funding to the Company.
NOTE 5: New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued additional guidance which delayed the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the new guidance had no material effect on the Company’s financial statements. In October 2008, the FASB issued additional guidance which clarifies the application of the original guidance in an inactive market and explains that when relevant and observable market information is not available to determine the measurement of an asset’s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and was effective upon issuance. Upon adoption of this guidance, there was no material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset and liability have significantly decreased and identifying transactions that are not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this new guidance in the second quarter, however, the adoption did not have a material effect on the results of operations or financial position.
In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments. This guidance amends FASB’s previous guidance on disclosures about fair value of financial instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This amended guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this amended guidance in the second quarter. See Note 3 of these Notes to the Consolidated Financial Statements for more information.
In May 2009, the FASB issued guidance on subsequent events. This guidance establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance became effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted the new guidance during the second quarter of 2009. See Note 11 of these Notes to the Consolidated Financial Statements for more information.
In June 2009, the FASB issued guidance on the FASB accounting standards codification and hierarchy of generally accepted accounting principles. This guidance establishes the FASB Accounting Standards Codification as the authoritative source of accounting principals to be used in the preparation of the financial statements by nongovernmental entities. The guidance is effective for fiscal years and interim periods ending after September 15, 2009. The Company adopted this new guidance during the third quarter of 2009. There was no material effect of the adoption of this guidance.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5 to address concerns regarding the determination of the fair value of liabilities. Because liabilities are often not “traded”, due to restrictions placed on their transferability, there is typically a very limited amount of trades (if any) from which to draw market participant data. As such, many entities have had to determine the fair value of a liability through the use of a hypothetical transaction. The ASU clarifies the valuation techniques that must be used when the liability subject to the fair value determination is not traded as an asset in an active market. The ASU would be applicable for interim or annual periods beginning after October 1, 2009. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.
In September 2009, the FASB issued ASU 2009-12 to address diversity in practice with respect to how entities calculate net asset value per share or (“NAV”) of investments considered “alternative investments”, such as hedge funds, private equity funds, or funds of funds. Many times, these types of investments do not have readily determinable fair values. Historically, some believed that the NAV of a particular investment equaled its fair value without the need to consider such attributes as the inability to transfer the investment to a party other than the fund, calls for additional investment, etc. This ASU amends ASC 820 and provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV. The ASU also provides enhanced disclosure requirements. This ASU is effective for interim and annual periods ending after December 15, 2009. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.
FASB ASU No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force applies to multiple-deliverable revenue arrangements that are currently within the scope of Topic 605-25. This ASU also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This ASU should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this ASU on a retrospective basis. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.
FASB ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force was issued concurrently with ASU No. 2009-13 and focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 and which are subject to the guidance in ASU No. 2009-13. This ASU removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue model or the guidance in revenue arrangements with multiple deliverables model, ASU No. 2009-13. Generally, if the software contained in or part of the arrangement with the tangible product is essential to the tangible product’s functionality, then the software is excluded from the software revenue guidance. The ASU also provides factors to consider in evaluating whether the software was essential to the tangible product or not. The disclosure requirements, effective date, and transition methods for this ASU are the same as those for ASU No. 2009-13. An entity must adopt both ASUs in the same period using the same transition method. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.
NOTE 6: Basic and Diluted Net Income Per Common Share
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income / (loss)	$(337,549)	$1,530,479	$(1,528,238)	$798,326

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	—	71,949

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021	29,038,021	29,109,970

Basic:
Net income / (loss) per share	$(0.01)	$0.05	$(0.05)	$0.03

Weighted average common shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

Diluted:
Net income / (loss) per share	$(0.01)	$0.05	$(0.05)	$0.03

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021	29,038,021	29,109,970

For the three months ended September 30, 2008, there were no additional common shares to be issued assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price. For the nine months and three months ended September 30, 2009, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the nine and three months ended September 30, 2009, would have been 178,511 and 248,039, respectively.
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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. As of September 30, 2009, there were 1,903,468 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.
At September 30, 2009, there were options to purchase 5,572,782 shares of Class A common stock outstanding consisting of 5,292,782 Plan and Stock Incentive Plan options and 280,000 outside plan stock options. There were exercisable options to purchase an aggregate of 3,509,455 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 280,000 shares of Class A common stock that were outside plan stock options as of September 30, 2009.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, January 1, 2009	4,422,782	$0.21 - $0.50	$0.32
Granted	1,150,000	0.08	0.08
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, September 30, 2009	5,572,782	$0.08 - $0.50	$0.28

The following table summarizes options exercisable at September 30, 2009:

		Exercise Price Range	Weighted Average	Aggregate Intrinsic	Weighted Remaining
	Option Shares	Per Share	Exercise Price	Value	Contractual Term

September 30, 2009	3,789,455	$0.21 - $0.50	$0.33	924,219	6.19 years
The following table summarizes non-vested options:

Option Shares
January 1, 2009	1,301,983
Granted	1,150,000
Cancelled	—
Vested	(668,656)

September 30, 2009	1,783,327

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the foregoing table. Because closed-form valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from general practices used by other companies in the software industry and estimates by the Company of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The volatility, dividend yield, risk free interest rate, and expected life used for the 1,150,000 options granted on July 10, 2009 are 157.43%, 0.00%, 1.76%, and 5 years, respectively.
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
Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of September 30, 2009, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant. The expense related to the warrants granted to Fairford Scandinavia was charged to deferred financing fees and amortized to interest expense for the three months ended September 30, 2009 and 2008 of $0 and $21,318, respectively, and the nine months ended September 30, 2009 and 2008 of $0 and $63,955, respectively.
Included within selling, general and administrative expense for the three months ended September 30, 2009 and September 30, 2008 was $27,313 and $28,903, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2009 and September 30, 2008 was $85,144 and $86,734, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of September 30, 2009, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.
NOTE 9: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of September 30, 2009, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of September 30, 2009 and September 30, 2008, the Company had $61,258 and $37,369 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties as of September 30, 2009.

For the nine months ended September 30, 2009 and September 30, 2008, the Company had $168,450 and $306,537, respectively, of income tax expense and for the three months ended September 30, 2009 and September 30, 2008, the Company had $99,659 and $102,583, respectively, of income tax expense. Income tax expenses are primarily related to the United Kingdom operations.
NOTE 10: Segment Information
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
Telemanagement: Through its operations in the United Kingdom and Indianapolis and the utilization of the Proteus® products, the Company offers telemanagement software and services for end users to manage their usage of multi-media communications services and equipment.
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
Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended September 30, 2009 and 2008 is shown in the following tables.

	For Nine Months Ended September 30, 2009
	Electronic
	Invoice				Corporate
	Management	Telemanagement	VoIP	Patent Enforcement	Allocation	Consolidated

Revenues	$7,880,830	$3,406,935	$372,332	$—	$—	$11,660,097
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	6,597,480	1,673,844	114,827	(812,892)	—	7,573,259
Depreciation and amortization	715,982	27,898	362,588	13,944	26,312	1,146,724

Income (loss) from operations	2,474,397	(74,409)	(2,037,060)	(826,836)	(826,825)	(1,290,733)
Long-lived assets	10,029,491	31,715	1,071,362	96,997	56,818	11,286,383

	For Nine Months Ended September 30, 2008
	Electronic
	Invoice				Corporate
	Management	Telemanagement	VoIP	Patent Enforcement	Allocation	Consolidated

Revenues	$10,594,053	$4,705,569	$142,071	$2,850,000	$—	$18,291,693
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	8,998,140	2,877,439	(158,124)	1,269,011	—	12,986,466
Depreciation and amortization	884,743	36,232	248,373	17,243	21,643	1,208,234

Income (loss) from operations	2,893,188	536,398	(2,042,045)	1,251,768	(1,320,063)	1,319,246
Long-lived assets	10,399,681	37,232	1,006,844	479,803	117,118	12,040,678

	For Three Months Ended September 30, 2009
	Electronic
	Invoice				Corporate
	Management	Telemanagement	VoIP	Patent Enforcement	Allocation	Consolidated

Revenues	$2,216,164	$1,243,348	$111,975	—	—	$3,571,487
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,048,740	647,491	218	(128,739)	—	2,567,710
Depreciation and amortization	245,984	9,711	125,858	2,449	8,771	392,773

Income (loss) from operations	765,303	74,685	(675,480)	(131,188)	(243,454)	(210,134)
Long-lived assets	10,029,491	31,715	1,071,362	96,997	56,818	11,286,383

	For Three Months Ended September 30, 2008
	Electronic
	Invoice				Corporate
	Management	Telemanagement	VoIP	Patent Enforcement	Allocation	Consolidated

Revenues	$3,315,494	$1,713,294	$38,198	$2,850,000	$—	$7,916,986
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,807,408	1,070,392	(93,604)	1,650,325	—	5,434,521
Depreciation and amortization	272,564	11,943	94,456	5,748	7,442	392,153

Income (loss) from operations	913,084	285,142	(605,458)	1,644,577	(553,568)	1,683,777
Long-lived assets	10,399,681	37,232	1,006,844	479,803	117,118	12,040,678

The following tables presents net revenues and long lived assets by geographic location.

	For Nine Months Ended September 30, 2009
	United	United
	States	Kingdom	Consolidated

Revenues	$3,266,908	$8,393,189	$11,660,097
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,710,690	5,862,569	7,573,259
Depreciation and amortization	499,511	647,213	1,146,724
Income (loss) from operations	(1,791,970)	501,237	(1,290,733)
Long-lived assets	1,540,807	9,745,576	11,286,383

	For Nine Months Ended September 30, 2008
	United	United
	States	Kingdom	Consolidated

Revenues	$6,680,782	$11,610,911	$18,291,693
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	4,099,433	8,887,033	12,986,466
Depreciation and amortization	470,238	737,996	1,208,234
Income from operations	282,782	1,036,464	1,319,246
Long-lived assets	2,029,835	10,010,843	12,040,678

	For Three Months Ended September 30, 2009
	United	United
	States	Kingdom	Consolidated

Revenues	$1,007,316	$2,564,171	$3,571,487

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	606,526	1,961,184	2,567,710
Depreciation and amortization	168,229	224,544	392,773
Income (loss) from operations	(455,611)	245,477	(210,134)
Long-lived assets	1,540,807	9,745,576	11,286,383

	For Three Months Ended September 30, 2008
	United	United
	States	Kingdom	Consolidated

Revenues	$4,247,809	$3,669,177	$7,916,986
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,695,548	2,738,973	5,434,521
Depreciation and amortization	148,237	243,916	392,153
Income from operations	1,449,908	233,869	1,683,777
Long-lived assets	2,029,835	10,010,843	12,040,678
NOTE 11: Subsequent Events
The Company evaluated subsequent events through November 13, 2009, the date our consolidated financial statements were issued. No matters were identified that would materially impact our consolidated financial statements or require disclosure.

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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from its United Kingdom operations. The VoIP segment is a relatively new segment which the Company believes offers growth opportunity; however, there can be no assurances that the Company will be successful in the VoIP market. The Company believes it is able to develop and market its VoIP products with its current resources and will not need to incur incremental costs to support this segment. The Company reported revenue in the EIM segment of $7.9 million and $10.6 million for the nine months ended September 30, 2009 and 2008, respectively, and $2.2 million and $3.3 million for the three months ended September 30, 2009 and 2008, respectively. For the Telemanagement segment, the Company recorded revenues of $3.4 million and $4.7 million for the nine months ended September 30, 2009 and 2008, respectively, and $1.2 million and $1.7 million for the three months ended September 30, 2009 and 2008, respectively. The Patent Enforcement segment recorded revenue of $0 and $2.9 million for the nine months ended September 30, 2009 and 2008, respectively, and $0 and $2.9 million for the three months ended September 30, 2009 and 2008, respectively. In the VoIP segment, revenue of $372 thousand and $142 thousand was recorded in the nine months ended September 30, 2009 and 2008, respectively, and $112 thousand and $38 thousand was recognized in the three months ended September 30, 2009 and 2008, respectively.
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
Financial Position
In the nine months ended September 30, 2009, the Company experienced a change in its financial condition as a result of a net loss of $1,528,238. The change was primarily attributable to a decrease in revenue in the United Kingdom of $3,217,722 which was primarily attributable to the weakening of the UK pound against the US dollar and a decrease in the revenue in the United States of $3,413,874 primarily related to no patent revenue recognized in 2009.
At September 30, 2009, cash and cash equivalents were $614,500 compared to $341,936 at December 31, 2008, and such increase was primarily attributable to cash provided by operating activities of $725,062 and cash borrowed under the Company’s credit agreements of $361,000. The increase in cash due to borrowing and operating activities was partially offset by cash used in investing activities of $923,197. Cash generated in the nine months ended September 30, 2009 by operating activities amounted to $725,062 which was primarily related to non-cash depreciation of $1,146,724 and increases in deferred revenue and accounts payable of $664,221 and $331,400, respectfully, partially off-set by the net operating loss of $1,528,238. Cash utilized in investing activities of $923,197 related to additions to property, equipment and software. The Company realized a decrease in net current assets (current assets less current liabilities) of $716,164 which was primarily attributable to the increase in accounts payable of $362,371 and an increase in deferred revenue of $808,109. The Company realized a decline in stockholders’ equity of $1,448,812 primarily as a result of the net loss reported for the nine months ended September 30, 2009. The Company generates approximately 72% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has increased since December 31, 2008 by 10.2% in relation to the US dollar as of September 30, 2009.
Results of Operations (Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008)
Revenues
Revenues from operations for the nine months ended September 30, 2009 decreased $6,631,596, or 36.3%, to $11,660,097 as compared to $18,291,693 for the nine months ended September 30, 2008. The decrease in revenue was primarily due to the $3,217,722, or 27.7% decrease of revenue derived from the UK operations associated with a 20.1% drop in the UK pound to US dollar average exchange rate for the nine months ended September 30, 2009 compared to the average exchange rate for the nine months ended September 30, 2008. Revenues derived from the UK operations represent 72.0% and 63.5% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. The US revenues decreased by $3,413,874, or 51.1%, to $3,266,908 for the nine months ended September 30, 2009 compared to $6,680,782 for the nine months ended September 30, 2008. The decrease in US revenues was primarily due to a decrease of $2,850,000 in Patent Enforcement revenue and a decrease in the revenue from the largest EIM customer in the United States due to decreased processing for that customer. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 18.9% of the total revenues for the nine months ended September 30, 2009 and 14.5% for the nine months ended September 30, 2008. The increase in the percentage in the largest customer was primarily the result of a decrease in total revenue. The Company believes that revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s revenue.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2009, decreased $450,292, or 12.1%, to $3,273,946 as compared to $3,724,238 for the nine months ended September

30, 2008. The decrease was primarily due to the lower exchange rate of the UK pound to the US dollar partially off-set by an increase in the amount of development expense allocated to cost of products and services, excluding depreciation and amortization, due to an increase in customer development projects. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 28.1% of revenue for the nine months ended September 30, 2009 as compared to 24.1% of revenue for the nine months ended September 30, 2008.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the nine months ended September 30, 2009 decreased by $768,097, or 48.6%, to $812,892 as compared to $1,580,989 for the nine months ended September 30, 2008. The decrease was primarily due to the contingent legal fee of $912,000 associated with the $2,850,000 settlement in the nine months ended September 30, 2008 and no corresponding fee in the nine months ended September 30, 2009. There were no patent license fee and enforcement revenues recognized in the nine months ended September 30, 2009.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the nine months ended September 30, 2009 decreased $1,815,752, or 24.1%, to $5,723,105 compared to $7,538,857 for the nine months ended September 30, 2008. The decrease in Selling, general and administrative expenses was primarily due to the lower exchange rate of the UK pound to the US dollar along with a reduction in anticipated incentive compensation for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Research and Development and Software Development Costs
Research and development expense for the nine months ended September 30, 2009 decreased $925,966, or 31.7%, to $1,994,163 as compared to $2,920,129 for the nine months ended September 30, 2008. The decrease was primarily due to the lower exchange rate of the UK pound to the US dollar along with an increase in billable research and development being charged to cost of sales in the nine months ended September 30, 2009. Software development costs that were capitalized during the nine months ended September 30, 2009 and September 30, 2008 amounted to $747,960 and $630,200, respectively.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2009 decreased $61,510, or 5.1%, to $1,146,724 from $1,208,234 in the nine months ended September 30, 2008. The decrease was primarily associated with a large amount of fixed assets being fully depreciated in the year ended December 31, 2008.
Amortization expense of developed software amounted to $420,128 and $320,197 for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $108,380, or 60.7%, to $70,256 for the nine months ended September 30, 2009 compared to $178,636 for the nine months ended September 30, 2008. The decrease in interest expense was primarily associated with the lower interest rates and lower outstanding borrowings under the Company’s acquisition loan.
The Company realized a gain on disposal of equipment of $1,201 for the nine months ended September 30, 2009 compared to a loss on disposal of equipment of $35,747 for the nine months ended September 30, 2008.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2009, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the nine months ended September 30, 2009 and September 30, 2008 of $168,450 and $306,537, respectively, was due to the pre-tax income in the United Kingdom of $493,720 and $945,094, respectively.

Net Loss
Net loss increased $2,326,564 to $1,528,238 for the nine months ended September 30, 2009 compared to net income of $798,326 for the nine months ended September 30, 2008. The increase in net loss was primarily associated with the decrease in revenue associated with patent enforcement activities.
Results of Operations (Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008)
Revenues
Revenues from operations for the three months ended September 30, 2009 decreased $4,345,499, or 54.9%, to $3,571,487 as compared to $7,916,986 for the three months ended September 30, 2008. The decrease in revenue was primarily due to patent enforcement revenue recognized in the three months ended September 30, 2008 of $2,850,000 and no corresponding revenue recognized in the three months ended September 30, 2009. The UK recognized an $1,105,006, or 30.1% decrease of revenue primarily associated with a 12.7% drop in the UK pound to US dollar average exchange rate for the three months ended September 30, 2009 compared to the average exchange rate for the three months ended September 30, 2008. Revenues derived from the UK operations represented 71.8% and 46.3% of total revenues for the three months ended September 30, 2009 and 2008, respectively. The US revenues decreased by $3,240,493, or 76.3%, to $1,007,316 for the three months ended September 30, 2009 compared to $4,247,809 for the three months ended September 30, 2008. The decrease in US revenues was primarily related to no patent enforcement revenue recognized in the three months ended September 30, 2009 along with a decrease in the revenue recognized from the largest EIM customer in the United States due to decreased processing for that customer. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 20.0% of the total revenues for the three months ended September 30, 2009 and 10.9% for the three months ended September 30, 2008. The Company believes that revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s revenue.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2009, decreased $407,752, or 31.8%, to $875,038 as compared to $1,282,790 for the three months ended September 30, 2008. The decrease was primarily due to an increase in the amount of costs allocated to capital projects. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 24.5% of revenue for the three months ended September 30, 2009 as compared to 25.3% of revenue for the three months ended September 30, 2008.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended September 30, 2009 decreased by $1,070,936, or 89.3%, to $128,739 as compared to $1,199,675 for the three months ended September 30, 2008. The decrease was primarily due to the contingent legal fee of $912,000 associated with the $2,850,000 settlement in the three months ended September 30, 2008 and no corresponding fee in the three months ended September 30, 2009. There were no patent license fee and enforcement revenues recognized in the three months ended September 30, 2009.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended September 30, 2009 decreased $734,969, or 29.0%, to $1,802,220 compared to $2,537,189 for the three months ended September 30, 2008. The decrease in Selling, general and administrative expenses was primarily due to the lower exchange rate of the UK pound to the US dollar along with a reduction in anticipated incentive compensation accrual for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Research and Development and Software Development Costs
Research and development expense for the three months ended September 30, 2009 decreased $238,551, or 29.0%, to $582,851 as compared to $821,402 for the three months ended September 30, 2008. The decrease was primarily due to the lower exchange rate of the UK pound to the US dollar along with an increase in capitalizable research and development in the three months ended September 30, 2009. Software development costs that were capitalized during the three months ended September 30, 2009 and September 30, 2008 amounted to $428,987 and $227,726, respectively.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2009 increased $620, or 0.2%, to $392,773 from $392,153 in the three months ended September 30, 2008. The increase was primarily associated with an increase in amortization of developed software.
Amortization expense of developed software amounted to $119,360 and $98,874 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $29,945, or 52.2%, to $27,458 for the three months ended September 30, 2009 compared to $57,403 for the three months ended September 30, 2008. The decrease in interest expense was primarily associated with the lower interest rates and lower outstanding borrowings under the Company’s acquisition loan.
The Company realized a loss on disposal of equipment of $298 for the three months ended September 30, 2009 compared to a gain on disposal of equipment of $6,688 for the three months ended September 30, 2008.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2009, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the three months ended September 30, 2009 and September 30, 2008 of $99,659 and $102,583, respectively, was due to the pre-tax income in the United Kingdom of $430,839 and $775,280, respectively.
Net Loss
Net loss increased $1,868,028 to $337,549 for the three months ended September 30, 2009 compared to a net income of $1,530,479 for the three months ended September 30, 2008. The increase in net loss was primarily associated with the decrease in revenue.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents increased $272,564 to $614,500 as of September 30, 2009 compared to $341,936 as of December 31, 2008. The increase in cash, cash equivalents, and short-term investments during the nine months ended September 30, 2009 was predominately related to cash provided by operations of $725,062 and cash borrowed under the Company’s credit agreements of $361,000. The increase was offset by cash spent on property, equipment, and software of $923,197. The effect of foreign currency exchange rates on cash and cash equivalents was an increase of $109,699.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 10 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the nine months ended September 30, 2009 of $2,474,397, $(74,409), $(2,037,060) and $(826,836), respectively. The Corporate Allocation expense generated an operating loss of $(826,825) for the nine months ended September 30, 2009. The United States location generated a loss from operations for the nine months ended September 30, 2009 of $(1,791,970) which was primarily associated with losses generated in the VoIP segment, Patent Enforcement segment, and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same period of $501,237. For the nine months ended September 30, 2008 the EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations of $2,893,188, $536,398, $(2,042,045) and $1,251,768, respectively. The Corporate Allocation expense generated an operating loss of $(1,320,063) for the nine months ended September 30, 2008. The United States location generated income from operations for the nine months ended September 30, 2008 of $282,782 which was primarily associated with income from the Patent Enforcement segment partially offset by corporate expenses and a loss from the VoIP segment. The United Kingdom location generated income from operations for the same period of $1,036,464.

The Company has available a revolving loan facility with National City Bank (“NCB”) equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 2.75% as of September 30, 2009. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount of expense on the unused revolving loan commitment fee amounted to approximately $4,500 and $1,500 for the nine and three months ended September 30, 2009, respectively. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $361,000 at September 30, 2009. The amount available for borrowing under the revolving loan on September 30, 2009 was $930,043. The carrying amount of receivables that served as collateral for borrowings totaled $1,291,043 at September 30, 2009.
On November 18, 2008, the Company entered into a second modification of the loan documents with NCB (the “Second Modification”). The Second Modification reduced the acquisition loan from $2,600,000 to $500,000 (the “Acquisition Loan”). The Acquisition Loan expires on December 21, 2009, unless extended. All borrowings under the Acquisition Loan are collateralized by substantially all assets of the Company. The Acquisition Loan was secured by a letter of credit from SEB Bank to NCB. Under the Second Modification, NCB removed the provision in the Loan Agreement requiring that the Company obtain a letter of credit as security for the Acquisition Loan. Pursuant to the terms of the Second Modification, NCB executed a notice of termination and release of the Letter of Credit dated November 18, 2008. Borrowings under the Acquisition Loan bear interest (2.25% at September 30, 2009) at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan were $500,000 and $2,600,000 at September 30, 2009 and September 30, 2008, respectively.
The revolving loan facility and Acquisition Loan (the “Loan Agreements”) were secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company. As of September 30, 2009, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
Borrowings under the Loan Agreements are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of September 30, 2009, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis. Any borrowings by the Company under the revolving loan greater than that available will create an event of default; the Loan Agreements permit such event of default to be cured within a reasonable period of time by Fairford with the extension of appropriate credit or funding to the Company.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $2.2 million and $2.6 million in the nine months ended September 30, 2009 and September 30, 2008, respectively (18.9% of revenue for the nine months ended September 30, 2009 and 14.5% or revenue for the nine months ended September 30, 2008). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. In 2009 and 2008, the Company experienced significant decreases in the processing for this customer and anticipates additional decreased processing revenue. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
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
The Company accounts for income taxes using the liability method. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.
The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of September 30, 2009, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2009.
The Company’s tax filings are subject periodically to regulatory review and audit.
Research and Development and Software Development Costs. Research and development costs are charged to operations as incurred. Software Development Costs are considered for capitalization when technological feasibility is established. The Company bases its determination of when technological feasibility is established based on the development team’s determination that the Company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications including, functions, features, and technical performance requirements.

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
The Company has allocated goodwill and a significant component of its intangible assets to CTI Billing Solutions Limited, as that entity is considered a separate reporting unit. The Company performed its annual impairment analysis on goodwill as of the October 1, 2008, to coincide with the calendar date set in past years for this analysis. The Company’s October 1, 2009 annual impairment analysis is currently in progress and impairments, if necessary, will be posted in the fourth quarter of 2009. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The Company engaged the same outside firm as was used in past years to assist in this analysis. The Company is satisfied as to the qualifications and independence of this firm with respect to their ability to assist in this analysis. The results of this analysis indicated that there was no Step One impairment as of the date of our annual impairment determination.
Coincident with the decline in the overall stock market, the Company’s Class A common stock dropped significantly in the fourth quarter of 2008 and has remained at low levels after year end. As of November 9, 2009, the Company’s common stock closed at $0.12 per share and the “market cap” for the Company’s stock was approximately $3.5 million which is well below the Company’s reported book value at September 30, 2009 of approximately $8.3 million.
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
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 75%) is beneficially owned by its majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap” The Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at September 30, 2009. If the Company assesses market condition changes in our business, it may be required to reflect goodwill impairment in the future.
Long-Lived Assets. The Company reviews the recoverability of the carrying value of its long-lived assets on an annual basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows.
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

The Company’s sales arrangements typically include services in addition to software. Service revenues are generated from support and maintenance, processing, training, consulting, and customization services. For sales arrangements that include bundled software and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements. Support and maintenance revenues are recognized on a straight-line basis over the term of the agreement. Revenues from processing, training, consulting, and customization are recognized as provided to customers. If the services are essential to the functionality of the software, revenue from the software component is deferred until the essential service is complete.
If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting set forth in the guidance related software revenue recognition. If the criteria for separate accounting are not met, the entire arrangement is accounted for in with conformity guidance related to contract accounting. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s Telemanagement products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.
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
Included within selling, general and administrative expense for the three months ended September 30, 2009 and September 30, 2008 was $27,313 and $28,903, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2009 and September 30, 2008 was $85,144 and $86,734, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $112,000, $34,000, $25,000 and $25,000 for the fiscal years ending December 31, 2009, 2010, 2011 and 2012, respectively, of compensation costs for nonvested stock options previously granted to employees.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued additional guidance which delayed the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the new guidance had no material effect on the Company’s financial statements. In October 2008, the FASB issued additional guidance which clarifies the application of the original guidance in an inactive market and explains that when relevant and observable market information is not available to determine the measurement of an asset’s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and was effective upon issuance. Upon adoption of this guidance, there was no material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset and liability have significantly decreased and identifying transactions that are not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this new guidance in the second quarter, however, the adoption did not have a material effect on the results of operations or financial position.
In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments. This guidance amends FASB’s previous guidance on disclosures about fair value of financial instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This amended guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this amended guidance in the second quarter. See Note 3 of the Notes to the Consolidated Financial Statements for more information.
In May 2009, the FASB issued guidance on subsequent events. This guidance establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance became effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted the new guidance during the second quarter of 2009. See Note 11 of the Notes to the Consolidated Financial Statements for more information.
In June 2009, the FASB issued guidance on the FASB accounting standards codification and hierarchy of generally accepted accounting principles. This guidance establishes the FASB Accounting Standards Codification as the authoritative source of accounting principals to be used in the preparation of the financial statements by nongovernmental entities. The guidance is effective for fiscal years and interim periods ending after September 15, 2009. The Company plans to adopted this new guidance during the third quarter of 2009. There was no material effect of the adoption of this guidance.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5 to address concerns regarding the determination of the fair value of liabilities. Because liabilities are often not “traded”, due to restrictions placed on their transferability, there is typically a very limited amount of trades (if any) from which to draw market participant data. As such, many entities have had to determine the fair value of a liability through the use of a hypothetical transaction. The ASU clarifies the valuation techniques that must be used when the liability subject to the fair value determination is not traded as an asset in an active market. The ASU would be applicable for interim or annual periods beginning after October 1, 2009. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.
In September 2009, the FASB issued ASU 2009-12 to address diversity in practice with respect to how entities calculate net asset value per share or (“NAV”) of investments considered “alternative investments”, such as hedge funds, private equity funds, or funds of funds. Many times, these types of investments do not have readily determinable fair values. Historically, some believed that the NAV of a particular investment equaled its fair value without the need to consider such attributes as the inability to transfer the investment to a party other than the fund, calls for additional investment, etc. This ASU amends ASC 820 and provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV. The ASU also provides enhanced disclosure requirements. This ASU is effective for interim and annual periods ending after December 15, 2009. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.
FASB ASU No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force applies to multiple-deliverable revenue arrangements that are currently within the scope of Topic 605-25. This ASU also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This ASU should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this ASU on a retrospective basis. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.
FASB ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force was issued concurrently with ASU No. 2009-13 and focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 and which are subject to the guidance in ASU No. 2009-13. This ASU removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue model or the guidance in revenue arrangements with multiple deliverables model, ASU No. 2009-13. Generally, if the software contained in or part of the arrangement with the tangible product is essential to the tangible product’s functionality, then the software is excluded from the software revenue guidance. The ASU also provides factors to consider in evaluating whether the software was essential to the tangible product or not. The disclosure requirements, effective date, and transition methods for this ASU are the same as those for ASU No. 2009-13. An entity must adopt both ASUs in the same period using the same transition method. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.

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
Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts. On October 29, 2009, the Court ruled on the parties’ patent invalidity and noninfringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities.
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

/s/ John Birbeck
John Birbeck	Date: November 13, 2009
Chief Executive Officer (principal executive officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: November 13, 2009
Chief Financial Officer (principal financial officer)