Form 10-K
period 2009-12-31
CTI GROUP HOLDINGS INC
filed 2010-03-26
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price of the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was $809,290.
     As of March 11, 2010, there were outstanding 29,178,271 shares (including treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

CTI GROUP (HOLDINGS) INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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
Electronic Invoice Management
EIM designs, develops and provides electronic invoice presentment, analysis software that enables Internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers’ operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. The Company has historically marketed its EIM products and services in North America and Europe directly to telecommunication service providers who then market and distribute the product to their enterprise customers, which consist primarily of businesses, government agencies and institutions. The Company actively markets EIM products and services in both North America and Europe.
EIM Market
General. The telecommunications industry, as it relates to the EIM market segment, is comprised of those service providers who sell, resell, wholesale, or otherwise supply voice, data, video and other content delivery methods to consumers, businesses, government agencies and other end-users. Such providers perform a broad range of services including, but not necessarily limited to:
•	wireline and long distance;

•	wireless telephony and data;

•	messaging and paging;

•	IP telephony, video, and data;

•	DSL/cable/broadband services; and

•	satellite telephony and data.
Providers of these services are typically carriers who fall into regulatory categories that include:
•	multinational telecommunication carriers;

•	regional bell operating companies;

•	independent local exchange carriers;

•	competitive access providers;

•	competitive local exchange carriers;

•	interexchange carriers;

•	wireless carriers;

•	satellite service providers;

•	IP and data services providers; and

•	cable/broadband service providers.
Competition and integration continue to reshape the communications industry. Continued downward pressure on prices is driven by strong competition, the continued replacement of wireline services with wireless alternatives, the introduction of new technologies based on internet protocol (“IP”) including VoIP, video, and merger and acquisition activities of key service providers. As a result of such pricing pressures, the Company has been required to reduce its pricing and achieve product revenue growth through increased volume sales or processing of call detail records.
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
The following market drivers are consistent across the telecommunications industry segments targeted by the Company. Each of these drivers is expected to positively impact the Company’s growth strategies and the Company’s strategic business positioning. The following trends are concurrent and are predicted to enhance the growing demand for the enhanced invoice delivery, and processing capabilities provided by the Company’s EIM products and services.
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
Customer Ownership. Managing the life cycle and maximizing the return from, and retention of, customers are increasingly recognized to be more important than to simply focus on acquiring more customers. In an industry experiencing increased acquisition costs, accelerating customer turnover, and declining margins, it is vital to focus on retention and revenue per customer. Service providers are seeking options enabling competitive differentiation in service delivery, product bundling and customer self-care. The Company’s electronic invoice presentment platform strengthens the service provider’s competitive position while optimizing key operational costs involving customer care and paper billing fulfillment.

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
SmartBill®. SmartBill® is an electronic bill presentment and analysis tool. SmartBill® is currently sold through distributor relationships established with wireline telecommunications providers who offer the products as value-added elements of their service offerings to business customers. Under its agreements with its distributors, CTI is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors’ end user customers.
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
SmartBill® Connect. SmartBill® Connect is an Internet-based software solution delivered by the Company under its historic ASP business/service delivery model offering service providers a full range of Electronic-Care (“E-Care”) capabilities that can strengthen and build on existing investments in technology — preserving the full functionality of current systems — while allowing them to service and support future customer growth. The solution offers an opportunity for customers to interactively perform reporting, analysis, cost allocation, and approval of their communications invoice. SmartBill® Connect empowers business customers with a tool providing 360° Visibility into communications expenditures, increased control of cost and usage information and optimization of the business processes involved in receipt, verification, and approval of their recurring operational expenses. The Company believes that improving the flow and control of these important business processes will promote adoption of self-care among business customers of wireline telecommunication service providers, increase customer satisfaction and retention while lowering customer service costs.
Analysis Online. Analysis Online is an Internet-based software solution delivered by the Company under its historic ASP business/service delivery model offering service providers a full range of E-Care capabilities that can strengthen and build on existing investments in technology — preserving the full functionality of current systems — while allowing them to service and support future customer growth. The solution offers an opportunity to customers to interactively perform reporting, analysis, cost allocation, and approval of their communications invoice. Analysis Online empowers business customers with a tool providing 360° Visibility into communications expenditures, increased control of cost and usage information and optimization of the business processes involved in receipt, verification, and approval of their recurring operational expenses. The Company believes that improving the flow and control of these important business processes will promote adoption of self-care among business customers of wireless telecommunication service providers, increase customer satisfaction and retention while lowering customer service costs.
Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create lasting relationships. CTI’s relationship with its largest customers has spanned more than a decade. For the years ended December 31, 2009 and 2008, the Company had sales to a single customer aggregating $2,849,514 (18% of revenues) and $3,533,571 (16% of revenues), respectively. Such customer represented 18% of software sales, service fee and license fee revenues for the years ended December 31, 2009 and 2008. The contract with this customer contains an automatic annual renewal provision renewable in March of each year; however, such agreement also contains a 120-day advance notice termination provision. The decline in revenue from this customer relates to the cancellation by the customer of several accounts that were under the service minimums. The contract with this customer was renewed in March 2010. The loss of this customer would have a substantial negative impact on the Company’s operations and financial condition. There are three EIM customers that totaled $5,645,035 (55% of EIM revenues) and $7,168,313 (53% of EIM revenues) for the years ended December 31, 2009 and 2008, respectively. A loss of any of these customers would have a negative impact on the EIM segment and CTI as a whole. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to alleviate production cessation.
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
The Company has historically undertaken numerous enforcement activities, in which it has been successful in certain instances in enforcing its patents; however, no patent enforcement revenues were recognized in 2009. As a matter of course, the defense of an outstanding lawsuit attacks the validity of the patents. The Company does not anticipate that such attack will be successful but the results of litigation are difficult to predict. There can be no assurance that the Company will continue to be successful in enforcing its patents in the future or potentially be defeated in its enforcement activities, which could then jeopardize the successful future enforcement activities. Since patent enforcement activities require significant outlay for professional legal costs, the Company anticipates it will undertake future enforcement activities under contingency arrangements with legal counsel. Except for legal out of pocket expenses, legal professional fees are typically payable upon successful recoveries. See Part I — Item 3. “Legal Proceedings.”
Employees
As of December 31, 2009, CTI employed 134 people on a full-time basis and 3 on a part-time basis: 46 full-time employees were located in the United States and 88 full-time employees were located in the United Kingdom. The 3 part-time employees were located in the United Kingdom. None of the Company’s employees are represented by a labor union. The Company believes it maintains a good relationship with its workforce.
Intellectual Property
Patents. See “Patent Enforcement Activities” above.
Trademarks. The Company maintains registered trademarks. The main registered trademarks relate to its EIM products: SmartBill®, SplitBill® and Atlas®; its Telemanagement product Proteus®; SmartRecord® its integrated call recording VoIP product for their hosted and managed service customers; and the CTI name. Trademark duration is up to ten years in length.
Technology, Research & Development
The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2009, research and development expenditures amounted to approximately $3,588,330 which included approximately $1,093,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord® and Analysis. In 2008, research and development expenditures amounted to approximately $4,481,607 which included approximately $840,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord® IP and emPulse.
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
EIM. The delivery of multiple telecommunications services from a single provider requires the service provider to present a single and comprehensive view of all of its services to the end customer. Prior to the release of SmartBill® Connect, the Company’s value message to the service provider focused on supporting the provider’s enterprise customers who had complex service mixes and difficult to manage billing hierarchies. As such, the Company competed in a very narrowly defined niche. The Company found itself competing against electronic bill presentment and payment providers whose web-based solutions were positioned as a single solution that could support large users while delivering presentment and payment to the entire spectrum of end customers. With SmartBill® Connect, the Company maintains its previous functional capabilities while now being able to scale functionality and deliver Internet-based presentment to the smallest of users. The Company believes that it is now able to compete directly with providers of electronic billing analysis and with providers of electronic bill presentment solutions. This combination positions the Company as a provider of electronic invoice management that delivers content-and-capability bundles that are defined differently for different market segments.

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
VoIP. The Company’s VoIP segment operates in an emerging and highly fragmented market. There are many competitors which may be better capitalized than the Company. The Company’s primary competitors of SmartRecord® IP include Telrex, and Orecx. emPulse competes against hosted call center applications such as CosmoCom and Contactual, Inc. When competing against these providers, CTI differentiates itself through both technological advantages and pricing strategies.
Telemanagement. The Company’s Telemanangement segment operates in a highly fragmented market. Competitors, such as Mind CTI, BTS, Softech, Inc., Oak, Tiger, and Veramark Technologies, Inc., which may be larger and better capitalized, compete against the Company in the telemanagement sector. The Company differentiates itself from its competitors based on reporting capabilities and ease of user interface. Proteus® integrates with a wide variety of telephone systems and third party applications such as dealer boards and voice recording equipment. Proteus® also connects directly over the local area network, which eliminates the need for cables that are associated with similar products.

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
The majority of our operations are conducted in the United Kingdom. We face many risks in connection with the majority of our operations outside the United States, including, but not limited to:
•	adverse fluctuations in currency exchange rates;

•	political and economic disruptions;

•	the imposition of tariffs and import and export controls;

•	increased customs or local regulations;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of funds; and

•	increased government regulations related to increasing or reducing business activity in various countries.
The occurrence of any one or more of the foregoing could have a material negative effect on our financial condition and results of operations. For instance, in 2008 and 2009, we generated approximately 73% of our revenues from operations in the United Kingdom. Revenues derived from operations in the United Kingdom were negatively impacted in 2009 as compared to 2008 due to the reduction in the average conversion rate of the British pound to the U.S. dollar.
If we incur losses, our business, financial condition, and results of operations will be negatively impacted.
We recognized a net loss of approximately $1.3 million in the year ended December 31, 2009. Although we recognized a net income of approximately $800 thousand in fiscal year 2008, we had suffered net losses in prior years. Our accumulated deficit was approximately $18.0 million at December 31, 2009. Although we have developed a business plan and implemented a number of programs, including the discontinuance of unprofitable product lines, there can be no assurance that our business plan adequately addresses the circumstances and situations which will enable the Company to return to profitability. If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.
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
Additionally, the amount available under our Revolving Loan facility is based off of our meeting various financial covenants and may be limited. These restrictions may limit our ability to obtain future financing, make capital expenditures or otherwise take advantage of business opportunities that may arise from time to time. Our ability to meet the financial covenants can be affected by events beyond our control, such as general economic conditions. As of December 31, 2009, we were in compliance with all the covenants of the Acquisition Loan and the Revolving Loan.
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
On December 22, 2006, we recorded intangible assets of approximately $6.0 million and goodwill of approximately $4.9 million related to the CTI Billing Solutions Limited acquisition. We continuously assess the value of the intangibles; however, there can be no assurances that there will not be an impairment on the value of such intangibles in the future. If these assets become impaired, such assets will be expensed in the periods they become impaired which could have a material adverse impact on our financial condition and results of operations.
Since we derive a substantial percentage of our revenue from contracts with a few customers, the loss of one or all of these customers could have a negative impact on our financial condition and results of operations.
We derive a substantial portion of our revenues from a single customer. A single customer generated approximately $2.8 million (18% of total revenue) in revenues in fiscal 2009 and $3.5 million (16% of total revenue) in fiscal 2008. Although that customer’s contract now includes an automatic annual renewal provision effective each March, it does contain a 120-day prior notification termination clause. The contract was automatically renewed in March 2010. The loss of that customer would have a substantial negative impact on our financial condition and results of operations. Our largest three customers total $5,645,035 (36% of total revenue) and $7,168,313 (32% of total revenue) in fiscal years 2009 and 2008, respectively. A loss of any of these customers would have a negative impact on our financial condition and results of operations.
We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations.
We invest significant resources in the research and development of new and enhanced software products and services. We incurred research and development expenses of approximately $2.5 million and $3.6 million during 2009 and 2008, respectively. In addition, we incurred and capitalized approximately $1.1 million and $0.8 million in internal software development costs which were primarily related to next generation releases of Analysis, emPulse and SmartRecord® IP. The net book value of capitalized software amounted to approximately $1.8 million at December 31, 2009. We cannot assure you that we will be successful in our efforts selling new software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.
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
We own two patents used in our SmartBill® product which is a product in our EIM segment representing 22% of our total revenues in fiscal 2009, which cover a method and process to prepare, display, and analyze usage and cost information for services such as, but not limited to, telecommunications, financial card services, and utilities. Other companies have developed programs which replicate the patented technology and which we believe violates our patents. Although we have undertaken enforcement activities, including litigation, to protect or enforce our patents, we cannot assure you that the steps taken to protect the patented process will always be successful. Our failure to enforce our intellectual property rights could have a negative impact on our financial condition and results of operations. The patents expire in 2011.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2010, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. Although we have completed our compliance for management’s report on internal control over financial reporting and implemented a plan for compliance with the accounting firm’s attestation report requirements of Section 404, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish and maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.
Control of our stock is concentrated among our directors and executive officers and their respective affiliates who can exercise significant influence over all matters requiring stockholder approval.
As of March 11, 2010, our directors and executive officers and their respective affiliates beneficially owned 75.5% of the outstanding Class A common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of us.
We are subject to the penny stock rules which may adversely affect trading in our Class A common stock.
On March 11, 2010, the closing price of our Class A common stock was $0.05. Our Class A common stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Class A common stock, decrease liquidity of our Class A common stock and increase transaction costs for sales and purchases of our Class A common stock as compared to other securities.
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
Rent and lease expense was $549,564 and $561,038 for the years ended December 31, 2009 and 2008, respectively. The Company leases 15,931 square feet of office space in Indianapolis for an average of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 3,485 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $70,000 per annum. The London lease expires in December 2013; however, it can be cancelled without penalty with a six month advance notice. The Company leased 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent of approximately $115,000. The Blackburn lease expires December 2011. The

Company can terminate the Blackburn lease effective December 31, 2010 with at least three months advance written notice. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.

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
In May 2005, an anonymous request for reexamination of the Company’s U. S. Patent No. 5,287,270 was filed with the U.S. Patent Office (USPTO). The Company suspects that such request was filed as a tactical matter from one or more of the aforementioned defendants. The Company believes that the request for reexamination is without merit. In May of 2006, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate. Subsequent to that time, the Company has submitted numerous additional documents for consideration by the USPTO, the last such filing being in January 2009. On December 29, 2009, the USPTO issued an Ex Parte Reexamination Certificate confirming all of the claims of the Company’s U. S. Patent No. 5,287,270.
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
On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts, thereby requiring the Company to sue the Government in the Court of Federal Claims. On October 29, 2009, the Court ruled on the parties’ patent invalidity and noninfringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross appealed. Briefing before the Federal Circuit commenced February 19, 2010 and is expected to be completed in June 2010. Oral argument before the Federal Circuit is expected to occur in the Fall of 2010.
General
The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business that are unrelated to Patent Enforcement. These claims or administrative proceedings, even if not meritorious, could result in the expenditure of significant financial and management resources.

Item 4.	(Removed and Reserved)

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

	Quarterly Class A Common Stock Price Ranges
	2009		2008
	High	Low	High	Low
1st Quarter	$0.12	$0.04	$0.28	$0.22
2nd Quarter	$0.14	$0.08	$0.29	$0.17
3rd Quarter	$0.15	$0.08	$0.27	$0.13
4th Quarter	$0.13	$0.06	$0.16	$0.04
At March 11, 2010, the closing price for a share of Class A common stock was $0.05.
At March 19, 2010, the number of stockholders of record of the Company’s Class A common stock was 421.
No dividends were paid on the Company’s Class A common stock in the fiscal years ended December 31, 2009 and 2008. The Company’s covenants under the Acquisition Loan and the Revolving Loan restrict the Company’s ability to pay dividends.
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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to these demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which the Company believes will provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of Telemanagement segment revenues are derived from the Company’s United Kingdom operations.
The Company believes that as voice and data services continue to commoditize, service providers will seek alternative business models to replace revenue lost as a result of pricing pressures. One such business model is the delivery of managed or hosted voice and video services.
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

The Company’s VoIP applications will help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. In 2007, the Company marketed two applications, emPulse, web-based communications traffic analysis solution, and SmartRecord® IP, which enable service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications will also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical. The Company’s future success in the VoIP segment is directly related to the successful market penetration of emPulse and SmartRecord® IP.
Financial Condition
In the fiscal year ended December 31, 2009, the stockholders’ equity decreased $1,232,243 from $9,768,390 as of December 31, 2008 to $8,536,147 as of December 31, 2009 primarily as a result of the fiscal year 2009 net loss of $1,333,376. At December 31, 2009, cash and cash equivalents were $508,836 compared to $341,936 at December 31, 2008. The Company realized a decline in net current assets (current assets less current liabilities) of approximately $219,513 which was primarily attributable to the increased borrowing of short-term debt to fund the Company’s net loss.
The Company generates approximately 73% of its revenues from operations in the United Kingdom where the functional currency is the United Kingdom pound. Revenues derived from operations in the United Kingdom were negatively impacted in 2009 as compared to 2008 due to the reduction in the average conversion rate. The average conversion rate for the United Kingdom pound into a United States dollar for the year ended December 31, 2009 was 1.56 compared to 1.87 for the year ended December 31, 2008.
Results of Operations (Year Ended December 31, 2009 Compared to Year Ended December 31, 2008)
Revenue
Revenues from operations decreased $6,798,538 to $15,745,016 in the year ended December 31, 2009 as compared to $22,543,554 for the year ended December 31, 2008. Decreased revenues in 2009 were experienced by the EIM, Patent Enforcement and Telemanagement segments offset by increases in the VoIP segment. The EIM segment revenue decreased $3,272,979 which was primarily attributable to the decrease in the average exchange rate of the United Kingdom pound into a United States Dollar and reduced processing revenue from the Company’s largest EIM customer. The Patent Enforcement Segment recorded no revenue in 2009 as compared to $2,850,000 of revenue recorded in 2008 as a result of the inability of the Company to secure a patent enforcement license or settlement agreement in 2009 despite on-going efforts. Telemanagement revenue decreased $989,579 to $5,011,097 in the year ended December 31, 2009 from $6,000,676 in the year ended December 31, 2008. The decrease in Telemanagement segment revenue was due to a decline in the revenue derived in the United States and the decrease in the 2009 average exchange rate of the United Kingdom pound into a United States Dollar. Revenue from the VoIP segment was $525,772 in the year ended December 31, 2009 which represents an increase of $314,020 compared to $211,752 recognized in the year ended December 31, 2008. A major customer represented 18% of total revenues for the year ended December 31, 2009 and 16% of total revenues for the year ended December 31, 2008, and such customer represented 18% of software sales, service fee and license fee revenues for the year ended December 31, 2009 and the year ended December 31, 2008.
Costs of Products and Services Excluding Depreciation and Amortization
Costs of products and services, excluding depreciation and amortization, decreased $243,152 to $4,401,902 as compared to $4,645,054 for the year ended December 31, 2008. The EIM segment cost of products and services, excluding depreciation and amortization, decreased $275,535 primarily related to the decrease in the average exchange rate for a United Kingdom pound into a United States Dollar. The EIM segment cost of products and services decrease, exclusive of depreciation and amortization, was partially off-set by an increase in research and development costs being allocated to cost of products due to increased developer time being spent on customer specific projects as the Company continues to focus on growing its professional services revenue. The Telemanagement segment cost of products and services, excluding depreciation and amortization, decreased $1,344 primarily due to costs related to the exchange rate. The VoIP segment cost of products and services, excluding depreciation and amortization, increased $31,042 primarily due to costs related to the increase in revenue. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 28.0% of revenue for the year ended December 31, 2009 as compared to 23.6% of revenue for the year ended December 31, 2008.
Patent License Fee and Enforcement Costs
Patent license fee and enforcement cost for the year ended December 31, 2009 decreased by $1,036,395 to $926,273 as compared to $1,962,668 for the year ended December 31, 2008. The decrease was primarily related to a $904,010 decrease in contingent legal fees incurred in the year ended December 31, 2009 when compared to the year ended December 31, 2008 as a result of the lack of settlement revenue recognized in the year ended December 31, 2009.
Selling, General and Administrative Costs
Selling, general and administrative expenses decreased $2,117,128 to $7,325,534 for the year ended December 31, 2009 compared to $9,442,662 for the year ended December 31, 2008. Selling, general and administrative costs decreased primarily due to elimination of incentive compensation accrual for the year ended December 31, 2009 and the decrease in the average exchange rate of the United Kingdom pound into a United States Dollar.
Research and Development Expense
Research and development expense decreased $1,149,563 to $2,495,367 for the year ended December 31, 2009 compared to $3,644,930 for the year ended December 31, 2008. The decrease in expense was primarily due to an increase of $667,916 in development costs that were allocated to cost of products due to increased developer time being spent on customer specific projects and the decrease in the average exchange rate of the United Kingdom pound into a United States Dollar. The amount of capitalized development costs related to internally developed software for resale was $1,092,963 and $838,493 for the years ended December 31, 2009 and 2008, respectively. Research and development expense relates primarily to personnel costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2009 increased $1,332 to $1,575,209 for the year ended December 31, 2009 from $1,573,877 for the year ended December 31, 2008. This increase was primarily due to the amortization expense associated with VoIP and EIM internally developed software. Approximately $600,345 and $421,371 of amortization expense was related to capitalized software costs for the years ended December 31, 2009 and 2008, respectively.
Interest Income and Other Income
Interest expense decreased $153,623 for the year ended December 31, 2009 to $89,549 from $243,172 for the year ended December 31, 2008. The reduction in interest expense was due to a lower average balance on the Company’s line of credit and term loan during the year was well as a decrease in interest rates.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. At December 31, 2009, the Company provided a valuation allowance against the Company’s deferred tax assets of the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, the deferred tax assets related to the United Kingdom operations do not have a valuation allowance.
The net tax expense of $262,719 for the year ended December 31, 2009 was primarily attributable to the taxable profit of $1,165,358 realized from the Company’s United Kingdom operations. The net tax expense of $179,863 for the year ended December 31, 2008 was primarily attributable to the taxable profit of $774,161 realized from the Company’s United Kingdom operations.
Liquidity and Capital Resources
Historically, our principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. Cash flows from operations and existing cash, cash equivalents, and short-term investments have been adequate to meet our business objectives. Cash, cash equivalents, and short-term investments increased by $166,900 to $508,836 as of December 31, 2009 from $341,936 as of December 31, 2008. Cash provided by operations was $970,119, cash used in investing activity was $1,277,177, and cash provided by financing activities was $380,004 for the year ended December 31, 2009. Cash flow provided by operations of $970,119 was primarily attributable to the Company’s add back of non-cash depreciation and amortization of $1,575,209 which off-set the net loss of $1,333,376. Cash flows used in investing activities of $1,277,177 related primarily to capitalized costs incurred in the development and enhancements of the Company’s products. Cash flows provided by financing activities of $380,004 was attributable to the amount borrowed on the Company’s credit agreements. Cash generated from the EIM, Telemanagement, and Patent Enforcement segments of $3,320,111 and $436,716, respectively, was off-set by cash used in the VoIP and Patent Enforcement segments of $2,723,285 and $941,070 and Corporate expenses of $1,071,741.
For December 31, 2009, income from operations on a geographical basis amounted to $1,242,915 for the United Kingdom and a loss of $2,222,184 for the United States. The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company’s EIM segment in the United States and the United Kingdom. As of December 31, 2009, the Company had $428,266 available for borrowing under its existing credit facility.

The following table presents selected financial results by business segment:

	Electronic
	Invoice			Patent	Reconciling
2009	Management	Telemanagement	VoIP	Enforcement	Amounts	Consolidated

Net revenues	$10,208,147	$5,011,097	$525,772	$—	$—	$15,745,016
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	8,472,630	2,712,960	157,524	(926,273)	—	10,416,841
Depreciation and Amortization	959,144	32,906	533,142	14,797	35,220	1,575,209
Income (loss) from operations	3,320,111	436,716	(2,723,285)	(941,070)	(1,071,741)	(979,269)
Long-lived assets	9,951,304	37,633	1,035,189	24,976	31,595	11,080,697

2008

Net revenues	$13,481,126	$6,000,676	$211,752	$2,850,000	$—	$22,543,554
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	11,470,071	3,703,883	(125,454)	887,332	—	15,935,832
Depreciation and Amortization	1,127,215	48,013	345,788	22,990	29,871	1,573,877
Income (loss) from operations	3,552,391	562,014	(2,693,366)	864,342	(1,011,018)	1,274,363
Long-lived assets	10,260,662	31,750	1,007,622	408,001	101,183	11,809,218
The following table presents selected financial results by geographic location based on location of customer:

2009	United States	United Kingdom	Consolidated

Net revenues	$4,276,364	$11,468,652	$15,745,016
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	2,368,832	8,048,009	10,416,841
Depreciation and Amortization	706,418	868,791	1,575,209
Income / (loss) from operations	(2,222,184)	1,242,915	(979,269)
Long-lived assets	10,137,670	943,027	11,080,697

2008

Net revenues	$7,917,306	$14,626,248	$22,543,554
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	4,700,048	11,235,784	15,935,832
Depreciation and Amortization	616,607	957,270	1,573,877
Income from operations	376,726	897,637	1,274,363
Long-lived assets	11,388,649	420,569	11,809,218

The Company’s net loss for the year ended December 31, 2009 of $1,333,376 was primarily due to losses realized by the VoIP segment. Net loss realized from the VoIP segment for the year ended December 31, 2009 was $2,721,252.
The Company’s net income for the year ended December 31, 2008 of $815,581 was primarily due to a patent enforcement settlement of $2,850,000 being realized for the year. Net income realized from patent enforcement activities for the year ended December 31, 2008 was $953,008.
The Company derives a substantial portion of its revenues from a single EIM customer. For the years ended December 31, 2009 and 2008, the Company had sales to this single customer aggregating $2,849,514 (18% of total revenues) and $3,533,573 (16% of total revenues), respectively. Such customer represents 18% and 18% of software sales, service fee and license fee revenues for the years ended December 31, 2009 and 2008, respectively. The Company had receivables from this single customer of $213,254 (9% of trade accounts receivable, net) and $267,707 (10% of the trade accounts receivable, net) as of December 31, 2009 and December 31, 2008, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2010. The loss of this customer would have a substantial negative impact on the Company.
The Company has the following debt obligations (“Loan Agreements”):
The Company has a credit facility consisting of an acquisition loan and a revolving loan. The document governing this credit facility is referred to as the “Loan Agreement”. During 2006, the Company had available a revolving loan with National City Bank, a national banking association (“NCB”) for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account (the “Revolving Loan”). All borrowings are collateralized by substantially all assets of the Company. On November 13, 2007, the Company and NCB amended the revolving loan to reduce the available amount that could be advanced under the Loan Agreement to $3,000,000 and to remove the cash placed in a restricted account. Effective November 18, 2008, the Company and NCB entered into a Second Modification of Loan Documents (the “Second Modification”). The Second Modification reduced the amount of the $2,600,000 acquisition loan (the “Acquisition Loan”) entered into with NCB to $500,000 upon the Company’s prepayment of $2.1 million of the Acquisition Loan. The Second Modification also modified the terms of the Revolving Loan to state that the sum of (a) advances made on the Revolving Loan, and (b) any Company debt that is not secured by cash or a letter of credit, may not exceed four times the trailing twelve (12) month consolidated EBITDA. The revolving loan expires on December 30, 2010, unless extended. Borrowings under the line of credit bear interest (2.73% at December 31, 2009) at LIBOR plus 2.50% payable monthly. The amendment also changed certain financial covenants and borrowing availability under the revolving loan. The outstanding balance on the revolving loan was $918,027 at December 31, 2009 and $0 at December 31, 2008. The carrying amount of receivables, that serves as collateral for borrowings, totaled $1,346,293 at December 31, 2008 and $1,561,652 at December 31, 2008. Available borrowing under the revolving loan at December 31, 2009 amounted to $428,266.
The Acquisition Loan was secured by a letter of credit from SEB Bank to NCB. The letter of credit was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 11, 2010, Fairford beneficially owned 64.0% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. Under the Second Modification, NCB removed the provision in the Loan Agreement requiring that the Company obtain a letter of credit as security for the Acquisition Loan. Pursuant to the terms of the Second Modification, NCB executed a notice of termination and release of the Letter of Credit dated November 18, 2008. In connection with the Second Modification, the Company issued to NCB an Amended and Restated Acquisition Loan Promissory Note dated November 18, 2008 (the “Amended Acquisition Loan Note”), which replaced the $2,600,000 note and reflected the reduced Acquisition Loan principal amount of $500,000. The Amended and Restated Acquisition Loan matured on December 21, 2009 and the balance was repaid to the bank. The outstanding balances on the Amended and Restated Acquisition Loan and the Acquisition Loan were $0 and $500,000 at December 31, 2009 and December 31, 2008, respectively.
Borrowings under the Loan Agreements are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of December 31, 2009, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
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

The Company paid $320,880 in foreign income tax, $6,262 for federal income tax in the United States, and $1,600 for state taxes in the United States for the years ended December 31, 2009.
The Company paid $535,940 in foreign income tax and $175 for state taxes in the United States for the year ended December 31, 2008.
Impairment
Accounting guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company had a net book value $1,750,433 of capitalized software costs as of December 31, 2009 which relates to active projects with current and future revenue streams.
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
The Company accounts for income taxes using the asset and liability method in accordance with accounting guidance for accounting for income taxes. Under this method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.
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
At December 31, 2009, the Company provided a valuation allowance against the Company’s deferred tax assets of the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, deferred tax assets related to the United Kingdom operations do not have a valuation allowance.

The Company accounts for uncertain income tax positions in accordance with accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
Research and Development and Software Development Costs. Research and development costs are charged to operations as incurred. Software development costs are considered for capitalization when technological feasibility is established in accordance with accounting guidance. The Company bases its determination of when technological feasibility is established based on the development team’s determination that the Company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications including, functions, features, and technical performance requirements.
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
The Company’s goodwill and significant component of its intangible assets relate to CTI Billing Solutions Limited. That entity is considered a separate reporting unit under accounting guidance and the Company performed its annual impairment analysis on goodwill as of the October 1, 2009, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The Company engaged the same outside firm as was used in past years to assist in this analysis. The Company is satisfied as to the qualifications and independence of this firm with respect to their ability to assist in this analysis. The results of this analysis indicated that there was no Step One impairment as of the date of our annual impairment determination.
Coincident with the decline in the overall stock market, the price of the Company’s common stock dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of March 11, 2010, the Company’s common stock closed at $.05 per share and the “market cap” for the Company’s stock was approximately $1.5 million which is well below the Company’s reported book value at December 31, 2009 of approximately $8.8 million.
Because of the significant decline in the Company’s stock price, the Company reviewed the assumptions utilized in the impairment determination and again found that no impairment existed. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business units operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available.
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 75%) is beneficially owned by its majority shareholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impact of these factors in terms of how they impact the difference between book value and our stock’s “market cap”, the Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that goodwill is not impaired.
Long Lived Assets. In accordance with accounting guidance for accounting for the impairment or disposal of long-lived assets, the Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is calculated using discounted expected future cash flows.
Accounting guidance requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company periodically evaluates capitalized computer software costs for impairment. The Company had a net book value of $1,750,433 of capitalized software costs as of December 31, 2009.
Revenue Recognition and Accounts Receivable Reserves. The Company’s revenue recognition policy is consistent with accounting guidance on revenue recognition. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.
The Company’s sales arrangements typically include services in addition to software. Service revenues are generated from support and maintenance, processing, training, consulting, and customization services. For sales arrangements that include bundled software and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in accounting guidance for software revenue recognition Support and maintenance revenues are recognized on a straight-line basis over the term of the agreement. Revenues from processing, training, consulting, and customization are recognized as provided to customers. If the services are essential to the functionality of the software, revenue from the software component is deferred until the essential service is complete.
If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting set forth accounting guidance. If the criteria for separate accounting are not met, the entire arrangement is accounted for in conformity with guidance related to long-term construction-type contracts, using the relevant guidance for accounting for performance of construction-type and certain production-type contracts. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s Telemanagement products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.
The Company also realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable. In 2008, the Company established a reserve of $206,110 on a note receivable related to patent license and enforcement revenues due to the insolvency of the debtor. In 2009, the Company wrote off the note receivable against the reserve.

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
Deferred Financing Costs. Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Interest expense relating to the amortization of the deferred financing costs amounted to $103,671 for the year ended December 31, 2009.
Legal Costs Related to Patent Enforcement Activities. Hourly legal costs incurred while pursuing patent license fee and enforcement revenues are expensed as incurred. Legal fees that are contingent on the successful outcome of an enforcement claim are recorded when the patent license fee and enforcement revenues are realized.
Related Party Transactions
During the fiscal year ended December 31, 2009 options to purchase 50,000 shares of the Company’s Class A common stock, at an exercise price of $0.09 per share were granted each of the Company’s board of directors which consisted of Messrs. Birbeck, Garrison, Armitage, Osseiran, Dahl, Reinarts and Grein. During the fiscal year ended December 31, 2009, options to purchase 200,000 shares of the Company’s Class A common stock, at an exercise price of $0.08 per share, were granted to Mr. Hanuschek, the Company’s Chief Financial Officer. The options vest ratably over three years on the anniversary date of the grant.
On February 16, 2007, the Company and, Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford, entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into the Securities Purchase Agreement with Fairford Scandinavia and issued an additional warrant to Fairford Scandinavia to purchase shares of Class A common stock based on the interest rate savings (the “Additional Warrant”). Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of December 31, 2008, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant. The expense related to the Stock Warrants of $0 and $85,273 was recorded in the years ended December 31, 2009 and December 31, 2008, respectively, as deferred finance costs.
Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company guarantees all of the Company’s debt. The Company incurred a non-cash charge $2,675 related to his guarantee for the years ended December 31, 2009 and December 31, 2008.
The Company incurred $63,000 in fees and $26,303 in expenses associated with Board of Directors activities in 2009 and $60,750 in fees and approximately $12,001 in expenses associated with Board of Directors activities in 2008.
Recently Issued and Adopted Accounting Pronouncements
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
We have audited the accompanying consolidated balance sheets of CTI Group (Holdings) Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income / (loss) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP
Crowe Horwath LLP
Indianapolis, Indiana
March 26, 2010

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$508,836	$341,936
Trade accounts receivable, less allowance for doubtful accounts of $59,199 and $122,927, respectively	2,381,293	2,655,680
Note and settlement receivable	379,447	366,303
Prepaid expenses	329,720	316,554
Deferred financing costs	71,756	101,450
Other current assets	209,445	43,870

Total current assets	3,880,497	3,825,793

Long term settlement receivable — net of current portion	24,623	392,851
Property, equipment, and software, net	2,198,376	1,817,501
Deferred financing costs — long term	—	35,953
Intangible assets, net	3,882,209	4,580,987
Goodwill	4,896,990	4,896,990
Other assets	78,499	84,936

Total assets	$14,961,194	$15,635,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$670,402	$498,008
Accrued expenses	1,103,533	1,328,359
Accrued wages and other compensation	298,852	1,017,917
Income tax payable	62,057	242,716
Deferred tax liability	256,461	209,097
Note payable	918,027	500,000
Deferred revenue	1,991,664	1,230,682

Total current liabilities	5,300,996	5,026,779

Lease incentive — long term	193,751	190,428
Deferred revenue — long term	127,306	1,075
Deferred tax liability — long term	802,994	648,339

Total liabilities	6,425,047	5,866,621

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,178,271 issued at December 31, 2009 and at December 31, 2008	291,783	291,783
Additional paid-in capital	25,968,526	25,842,970
Accumulated deficit	(17,970,400)	(16,637,024)
Accumulated other comprehensive income	438,381	462,804
Treasury stock, 140,250 shares Class A common stock at December 31, 2009 and December 31, 2008 at cost	(192,143)	(192,143)

Total stockholders’ equity	8,536,147	9,768,390

Total liabilities and stockholders’ equity	$14,961,194	$15,635,011

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Revenues:
Software sales, service fee and license fee	$15,745,016	$19,693,554
Patent license fee and enforcement	—	2,850,000

Total revenues	15,745,016	22,543,554

Cost and expenses:
Costs of products and services, excluding depreciation and amortization	4,401,902	4,645,054
Patent license fee and enforcement costs	926,273	1,962,668
Selling, general and administration	7,325,534	9,442,662
Research and development	2,495,367	3,644,930
Depreciation and amortization	1,575,209	1,573,877

Total costs and expenses	16,724,285	21,269,191

Income / (loss) from operations	(979,269)	1,274,363

Other income:
Interest expense	89,549	243,172
Other loss	1,839	35,747

Income / (loss) before income taxes	(1,070,657)	995,444

Tax expense	262,719	179,863

Net income / (loss)	(1,333,376)	815,581

Basic and diluted net income / (loss) per common share	$(0.05)	$0.03

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Cash flows provided by operating activities:
Net income / (loss)	$(1,333,376)	$815,581
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,575,209	1,573,877
Allowance for doubtful accounts	48,012	66,790
Provision for doubtful note receivable	—	206,110
Deferred income taxes	108,622	(294,815)
Amortization of deferred financing fees	103,671	203,766
Non-cash interest charge	2,675	2,675
Stock option grant expense	122,881	200,911
Rent incentive benefit	23,814	(17,314)
Loss on disposal of property and equipment	3,335	13,144
Changes in operating activities:
Trade accounts receivables	463,793	(265,534)
Note and settlement receivables	355,084	326,334
Prepaid expenses	4,278	31,741
Other assets	(157,924)	(860)
Accounts payable	149,100	(4,023)
Accrued expenses, wages and other compensation	(1,085,149)	(71,216)
Deferred revenue	772,476	222,275
Income taxes payable / refundable	(186,382)	(37,161)

Cash provided by operating activities	970,119	2,972,281

Cash flows used in investing activities:
Additions to property, equipment, and software	(1,277,177)	(1,012,086)

Cash used in investing activities	(1,277,177)	(1,012,086)

Cash flows provided by / (used in) financing activities:
Borrowings under credit agreements	5,724,027	4,443,000
Repayments under credit agreements	(5,306,000)	(6,543,000)
Payment of deferred financing fees	(38,023)	(44,290)

Cash provided by / (used in) financing activities	380,004	(2,144,290)

Effect of foreign currency exchange rates on cash and cash equivalents	93,954	(29,808)

Increase / (decrease) in cash and cash equivalents	166,900	(213,903)
Cash and cash equivalents, beginning of year	341,936	555,839

Cash and cash equivalents, end of year	$508,836	$341,936

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME / (LOSS)
For the years ended December 31, 2009 and 2008

			Additional			Accumulated Other
	Class A Common Stock		Paid-in	Comprehensive	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Income / (loss)	deficit)	Income (loss)	Stock	Equity
Balance, January 1, 2008	29,178,271	$291,783	$25,639,384		$(17,452,605)	$120,245	$(192,143)	$8,406,664
Comprehensive Income
Net income	—	—	—	$815,581	815,581	—	—	815,581
Foreign currency translation adjustments	—	—	—	342,559	—	342,559		342,559

Comprehensive income	—	—	—	$1,158,140	—	—	—	—

Non-cash interest charge	—	—	2,675		—	—	—	2,675

Stock option expense	—	—	200,911		—	—	—	200,911

Balance, December 31, 2008	29,178,271	$291,783	$25,842,970		$(16,637,024)	$462,804	$(192,143)	$9,768,390
Comprehensive Loss
Net loss	—	—	—	(1,333,376)	(1,333,376)	—	—	(1,333,376)
Foreign currency translation Adjustments	—	—	—	(24,423)	—	(24,423)	—	(24,423)

Comprehensive loss	—	—	—	$(1,357,799)	—	—	—	—

Non-cash interest charge	—	—	2,675		—	—	—	2,675

Stock option expense	—	—	122,881		—	—	—	122,881

Balance, December 31, 2009	29,178,271	$291,783	$25,968,526		$(17,970,400)	$438,381	$(192,143)	$8,536,147

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS: CTI Group (Holdings) Inc. and wholly-owned subsidiaries (the “Company” or “CTI”) design, develop, market and support billing and data management software and services. The Company operates in four business segments: Electronic Invoice Management, Telemanagement, Voice Over Internet Protocol and Patent Enforcement Activities. The majority of the Company’s business is in North America and Europe.
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
The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”) that the Company follows. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by nongovernmental entities. The FASB finalized the ASC effective for periods ending on or after September 15, 2009. Prior FASB standards like FASB Statement of Accounting Standards and FASB Staff Positions are no longer being issued by the FASB. For further discussion of the ASC, see “New Accounting Pronouncements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.
FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned United Kingdom-based subsidiaries. The financial statements of the Company’s foreign subsidiaries have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholders’ equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction loss of approximately $17,000 for the year ended December 31, 2009 and a transaction gain of approximately $4,000 for the year ended December 31, 2008.
CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and highly liquid investments. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.
ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2009 and 2008, advertising expense was $170,367 and $116,234, respectively.

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
FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, note and settlement receivables, accounts payable, accrued expenses, and debt payable. At December 31, 2009 and 2008, the book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments.
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
COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the greater of (a) the straight-line method over the estimated economic life of the product or (b) the ratio that the current gross revenue for the products bear to the total current and anticipated future gross revenue of the products. The accounting guidance requires the periodic evaluation of the net realizable value of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. See Note 4 – Property, Equipment and Software Development Costs. The Company capitalized $1,092,963 and $838,493 for the years ended December 31, 2009 and 2008, respectively, in costs related to its software development. The amortization expense for developed software which relates to cost of sales was $600,345 and $421,371 for the years ended December 31, 2009 and 2008, respectively.
GOODWILL AND INTANGIBLE ASSETS: The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There were no impairments in 2009 and 2008. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
LONG-LIVED ASSETS: The Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives using the methodology prescribed in accounting guidance for the impairment or disposal of long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows.
DEFERRED FINANCING COSTS: Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. Interest expense relating to the amortization of the deferred financing costs amounted to $103,671 and $203,766 for the years ended December 31, 2009 and December 31, 2008, respectively.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REVENUE RECOGNITION: The Company’s revenue recognition policy is consistent with the requirements set forth in accounting guidance for revenue recognition. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses are recognized upon shipment, delivery or customer acceptance of the software, based on the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software sales revenue is generated from licensing software to new customers and from licensing additional users and new applications to existing customers.
The following is a rollforward of the allowance for doubtful accounts

Balance as of January 1, 2008	$71,237

Provision	66,790
Bad debt write-off	(16,725)
Recovery of previously written-off accounts	12,928
Exchange rate fluctuation	(11,303)

Balance as of December 31, 2008	$122,927

Provision	48,012
Bad debt write-off	(115,000)
Recovery of previously written-off accounts	—
Exchange rate fluctuation	3,260

Balance as of December 31, 2009	$59,199

The Company’s Telemanagement sales arrangements typically include services in addition to software. Service revenues are generated from support and maintenance, processing, training, consulting, and customization services. For sales arrangements that include bundled software and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in accounting guidance for software revenue recognition. Support and maintenance revenues are recognized on a straight-line basis over the term of the agreement. Revenues from processing, training, consulting, and customization are recognized as provided to customers. If the services are essential to the functionality of the software, revenue from the software component is deferred until the essential service is complete.
If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting. If the criteria for separate accounting are not met, the entire arrangement is accounted for in conformity with guidance related to long-term construction type contracts,. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s Telemanagement products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.
The Company also realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable. In 2008, the Company established a reserve of $206,110 on a note receivable related to a patent license and enforcement revenues due to the insolvency of the debtor. In 2009, the Company wrote off the note receivable against the reserve. The Company has the ability to charge interest on past due accounts but typically does not charge interest.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LEGAL COSTS RELATED TO PATENT ENFORCEMENT ACTIVITIES: Professional fees and legal costs incurred while pursuing patent license fee and enforcement revenues are expensed as incurred. Legal fees that are contingent on the successful outcome of an enforcement claim are recorded when the patent license fee and enforcement revenues are realized.
STOCK BASED COMPENSATION: Under accounting guidance on share-based payment, the Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.
INCOME TAXES: The Company accounts for income taxes following the accounting guidance for accounting for income taxes, which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of net deferred tax assets. See Note 7 of the Notes to Consolidated Financial Statements
Uncertain income tax positions are recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
BASIC AND DILUTED INCOME / (LOSS) PER COMMON SHARE: Net income (loss) per common share is computed in accordance with accounting guidance on earnings per share. Basic earnings (loss) per share is computed by dividing reported earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing reported earnings (loss) available to common stockholders by adjusted weighted average shares outstanding for the year assuming the exercise of all potentially dilutive stock options and warrants.

	For the Twelve Months Ended December 31,
	2009	2008
Net income / (loss)	$(1,333,376)	$815,581

Average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options	—	—

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021

Net income / (loss) per share – Basic:
Net income / (loss) per share	$(0.05)	$0.03

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

Net income / (loss) per share – Diluted:
Net income / (loss) per share	$(0.05)	$0.03

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

For the years ended December 31, 2009 and December 31, 2008, options and warrants to purchase 6,582,952 and 5,462,952 shares of Class A common stock, respectively, with exercise prices ranging from $.08 to $.50 were outstanding. For the year ended December 31, 2009, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the year ended December 31, 2009, would have been 161,815 shares. There were no additional

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the year ended December 31, 2008.
CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks in the United States and United Kingdom. At times, these deposits may fluctuate significantly and may be in excess of statutory insured limits. As of December 31, 2009, such deposits exceeded statutory insured limits by $341,936. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off approximately $115,000 and $16,725 of receivables deemed to be uncollectible against the established allowance for doubtful accounts for the years ended December 31, 2009 and 2008, respectively.
COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income / (Loss).
RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $2,495,367 and $3,644,930 for the years ended December 31, 2009 and 2008, respectively.
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In June 2009, the FASB issued guidance on the FASB accounting standards codification and hierarchy of generally accepted accounting principles. This guidance establishes the FASB Accounting Standards Codification as the authoritative source of accounting principals to be used in the preparation of the financial statements by nongovernmental entities. The guidance is effective for fiscal years and interim periods ending after September 15, 2009. The Company adopted this new guidance during the third quarter of 2009. The adoption had no material effect on the Company’s results of operations or financial position.
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The Company paid $320,880 and $535,940 in foreign income tax, $6,262 and $0 for federal income tax in the United States, and $1,600 and $175 for state taxes in the United States for the years ended December 31, 2009 and 2008, respectively.
The Company paid $38,611 and $158,987 in interest related to the Company’s notes payable for the twelve months ended December 31, 2009 and 2008, respectively.
NOTE 3 –GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Weighted-Average	December 31,
	Useful Lives	2009	2008
Goodwill	—	$4,896,990	$4,896,990
Patents	15	344,850	344,850
Tradenames	9	180,000	180,000
Customer list	9	4,576,813	4,576,813
Technology	8	1,620,000	1,620,000
Other Intangibles	3	493,672	493,672

		12,112,325	12,112,325
Less accumulated amortization		(3,333,125)	(2,634,348)

		$8,779,200	$9,477,977

Amortization expense on intangible assets amounted to $698,777 and $708,558 for the years ended December 31, 2009 and 2008, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2010 — $683,964; 2011 - $683,611; 2012 — $683,611; 2013 — $683,611; 2014 — $679,173; and thereafter — $469,239.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS
Property, equipment and software development costs consisted of the following:

	December 31,
	2009	2008
Equipment	$1,146,311	$1,254,273
Furniture	735,268	761,603
Leasehold improvements	244,368	242,167
Software development costs	7,062,083	5,993,173

	9,188,030	8,251,216
Less accumulated depreciation and amortization	(6,989,654)	(6,433,715)

	$2,198,376	$1,817,501

Depreciation and amortization expense on property, equipment, and software amounted to $876,431 and $865,320 for the years ended December 31, 2009 and 2008, respectively. Fixed assets no longer in use in 2009 with an original cost of $396,581 were written off. In 2008, fixed assets, with an original cost of $324,451, were written off.
Amortization expense of developed software amounted to $600,345 and $421,371 for the years ended December 31, 2009 and 2008, respectively. Amortization expense of developed software is a cost of sales.
Accumulated amortization related to developed software amounted to $4,391,577 and $3,811,791 as of December 31, 2009 and December 31, 2008, respectively.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
A. LEASE COMMITMENTS:
The Company leases its office facilities and certain equipment under long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through long-term operating leases are as follows:
     Year ending December 31:

2010	$456,251
2011	461,435
2012	350,860
2013	358,825
2014	48,457
Thereafter	—

Total	$1,675,828

Rent and lease expense was $549,564 and $561,038 for the years ended December 31, 2009 and 2008, respectively. The Company leases 15,931 square feet of office space in Indianapolis for an average cost of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 3,485 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $70,000 per annum. The London lease expires in December 2013; however, it can be cancelled without penalty with a six month advance notice. The Company leased 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $115,000. The Blackburn lease expires December 2011. The Company can terminate the Blackburn lease effective December 31, 2010 with at least three months advance written notice. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth. In connection with the Indianapolis lease and the Blackburn lease, the lessor contributed money for improvements to the leased premises. The amounts

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contributed for improvements are being amortized ratably over the life of the lease which reduces the average annual expense related to the leases.
B. CONTINGENCIES:
The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
C. EMPLOYMENT AGREEMENTS:
The Company has entered into employment agreements with certain members of management. The terms of these agreements generally include, but are not limited to, compensation, non-competition, severance and change in control clauses. As of December 31, 2009 and 2008, all relevant amounts have been accrued for under these agreements.
NOTE 6 – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS
The Company has the following debt obligations (“Loan Agreements”).
During 2006, the Company had available a revolving loan with National City Bank, a national banking association (“NCB”) for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account (the “Revolving Loan”). All borrowings are collateralized by substantially all assets of the Company. On November 13, 2007, the Company and NCB amended the revolving loan to reduce the available amount that could be advanced under the Loan Agreement to $3,000,000 and to remove the cash placed in a restricted account. Effective November 18, 2008, the Company and NCB entered into a Second Modification of Loan Documents (the “Second Modification”). The Second Modification reduced the amount of the $2,600,000 acquisition loan (the “Acquisition Loan”) entered into with NCB to $500,000 upon the Company’s prepayment of $2.1 million of the Acquisition Loan. The Second Modification also modified the terms of the Revolving Loan to state that the sum of (a) advances made on the Revolving Loan, and (b) any Company debt that is not secured by cash or a letter of credit, may not exceed four times the trailing twelve (12) month consolidated EBITDA. The revolving loan expires on December 30, 2010, unless extended. Borrowings under the line of credit bear interest (2.73% at December 31, 2009) at LIBOR plus 2.50% payable monthly. The amendment also changed certain financial covenants and borrowing availability under the revolving loan. The outstanding balance on the revolving loan was $918,027 at December 31, 2009 and $0 at December 31, 2008. The carrying amount of receivables, that serves as collateral for borrowings, totaled $1,346,293 at December 31, 2008 and $1,561,652 at December 31, 2008. Available borrowing under the revolving loan at December 31, 2009 amounted to $428,266.
The Acquisition Loan was secured by a letter of credit from SEB Bank to NCB. The letter of credit was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 12, 2010, Fairford beneficially owned 64.0% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford. Under the Second Modification, NCB removed the provision in the Loan Agreement requiring that the Company obtain a letter of credit as security for the Acquisition Loan. Pursuant to the terms of the Second Modification, NCB executed a notice of termination and release of the Letter of Credit dated November 18, 2008. In connection with the Second Modification, the Company issued to NCB an Amended and Restated Acquisition Loan Promissory Note dated November 18, 2008 (the “Amended Acquisition Loan Note”), which replaced the $2,600,000 note and reflected the reduced Acquisition Loan principal amount of $500,000. The Amended and Restated Acquisition Loan expired on December 21, 2009 and the balance was repaid to the bank. The outstanding balances on the Amended and Restated Acquisition Loan and the Acquisition Loan were $0 and $500,000 at December 31, 2009 and December 31, 2008, respectively.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Borrowings under the Loan Agreements are subject to certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of December 31, 2009, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — INCOME TAXES
The provision (benefit) for income taxes consisted of the following:

	Years ended December 31,
	2009	2008
Income tax (benefit) expense:
Current provision
Federal	$6,262	$38,649
State	1,600	175
Foreign	129,968	340,283
Deferred
Federal	—	—
State	—	—
Foreign	124,889	(199,244)

Expense / (benefit) for income taxes	$262,719	$179,863

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate was as follows:

	December 31,
	2009	2008
Computed tax (benefit) / expense at the expected statutory rate	$(353,867)	$338,451
State tax expense / (benefit), net	—	175
Permanent differences	(44,059)	(34,751)
State tax rate adjustment	—	298
Foreign tax rate differential	(48,903)	(42,579)
Adjustment of prior year estimate and realized foreign currency translation	(48,872)	(31,788)
Uncertain tax position expense	15,036	29,050
Changes in valuation allowance	743,384	(78,993)

	$262,719	$179,863

The components of the overall net deferred tax assets were as follows:

	Years Ended December 31,
	2009	2008
Assets
Net operating losses	$3,835,132	$2,511,141
Allowance for doubtful accounts	18,321	41,398
Vacation and bonus compensation and other accruals	130,052	520,804
Deferred revenue	—	36,226
Property tax	6,955	6,351
Stock options expensed	208,157	155,932
Capital loss carryforward	10,365	10,365
State depreciation adjustment	3,401	11,326
Tax credit carryforward	226,806	223,184

Total assets	$4,439,189	$3,516,727

Liabilities
Depreciation and amortization	(738,244)	(448,109)
Management fee allocation	(73,984)	(45,174)
Deferred revenue	(10,509)	—
Deferred acquisition intangibles	(759,852)	(893,977)

Total liabilities	(1,582,589)	(1,387,260)
Valuation allowance	(3,916,055)	(2,986,903)

Deferred tax liability, net	$(1,059,455)	$(857,436)

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records a valuation allowance against its deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2009, the Company continued to provide a valuation allowance against the Company’s United States deferred tax assets which consist primarily of net operating loss carryforwards net of certain deferred tax liabilities.
The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

Balance as of January 1, 2008	$21,822

Tax positions related to the current year:
Additions	28,506
Reductions	—

Tax positions related to prior years:
Additions	544
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2008	$50,872

Tax positions related to the current year:
Additions	11,241
Reductions	—

Tax positions related to prior years:
Additions	3,795
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2009	$65,908

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in future periods. Consistent with the provisions of accounting guidance for uncertain tax positions, the Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.
The Company and its subsidiaries file income tax returns in the U.S., state of Indiana and other various states and the foreign jurisdiction of the United Kingdom. The Company remains subject to examination by taxing authorities in the jurisdictions the Company has filed returns for years after 2005. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company accrued for interest and penalties at December 31, 2009 and 2008.
At December 31, 2009, the Company had available unused net operating losses of $9,446,670 and tax credit carryforwards of approximately $226,806 that may be applied against future taxable income and that expire from 2010 to 2026. In assessing the realizability of deferred tax assets, management considers whether it is

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2009, the Company had a valuation allowance of $3,896,211 established against the U.S. deferred tax assets as utilization of these tax assets is not assured in the United States. In addition, at December 31, 2009, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested. Undistributed earnings at December 31, 2009 are approximately $522,000 and if distributed in the future, future United States taxes could be incurred.
NOTE 8 – STOCK BASED COMPENSATION
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
In 2002, the Company’s stockholders authorized an additional 2,000,000 shares available for grant under the Plan. In addition, the Company filed a registration statement on Form S-8 with the Securities Exchange Commission. Such registration statement also covered certain options granted prior to the merger in 2001, which were not granted under the Plan (“Outside Plan Stock Options”).
On December 8, 2005, the Company’s stockholders ratified the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders. In addition, the Company filed a registration statement on Form S-8 with the Securities Exchange Commission. The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to the stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan.
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
The following types of awards or any combination of awards may be granted under the Stock Incentive Plan: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock grants, and (iv) performance awards.
The maximum number of shares of Class A common stock with respect to which awards may be granted to any individual participant under the Stock Incentive Plan during each of the Company’s fiscal years will not exceed 1,500,000 shares of Class A common stock, subject to certain adjustments described in the Stock Incentive Plan.
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. During the year ended December 31, 2009, there were 1,500,000 options to purchase shares of Class A common stock granted under the Stock Incentive Plan.
At December 31, 2009, there were options to purchase 5,892,782 shares of Class A common stock outstanding consisting of 5,642,782 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were options to purchase 3,509,442 shares of Class A common stock that were exercisable as of December 31, 2009 plus 250,000 outside plan stock options.
Information with respect to options was as follows on the date indicated:

		Exercise
		Price Range	Weighted Average
	Options Shares	Per Share	Exercise Price

Outstanding, January 1, 2008	4,472,282	$0.21 - $0.50	$0.33
Granted	—	—	—
Exercised	—	—	—
Cancelled	(49,500)	0.21 – 0.31	0.29

Outstanding, December 31, 2008	4,422,782	$0.21 - $0.50	$0.33
Granted	1,500,000	0.08 – 0.09	0.08
Exercised	—	—	—
Cancelled	(30,000)	0.50	0.50

Outstanding, December 31, 2009	5,892,782	$0.08 - $0.49	$0.27

The weighted-average grant-date fair value of options granted during the year 2009 was $0.08. The future compensation costs related to non-vested options at December 31, 2009 is $108,141. The future costs will be recognized over the weighted average period of approximately 2 years.
The following table summarizes options exercisable at December 31, 2009:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

December 31, 2008	3,120,799	$0.21 - $0.50	$0.33	1,020,746	6.70 years
December 31, 2009	3,759,442	$0.21 - $0.49	$0.33	—	5.99 years
The following table summarizes non-vested options:

Option Shares
December 31, 2008	1,301,983
Granted	1,500,000
Cancelled	—
Vested	(668,643)

December 31, 2009	2,133,340

Included within Selling, general and administrative expense for the years ended December 31, 2009 and December 31, 2008 is $122,881 and $115,638, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the table below. Because closed-form valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2009
Risk-free interest rate	1.76%
Dividend yield	0.00%
Volatility factor	157.43%
Expected lives	5 years

NOTE 9 — MAJOR CUSTOMERS
For the years ended December 31, 2009 and 2008, the Company had sales to a single customer aggregating $2,849,514 (18% of total revenues) and $3,533,573 (16% of total revenues), respectively. Such customer represents 18% and 18% of software sales, service fee and license fee revenues for the years ended December 31, 2009 and 2008, respectively. The Company had receivables from this single customer of $213,254 (9% of trade accounts receivable, net) and $267,707 (10% of the trade accounts receivable, net) as of December 31, 2009 and December 31, 2008, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2010. The loss of this customer would have a substantial negative impact on the Company.
NOTE 10 – RETIREMENT PLAN
The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers certain eligible U.S., full-time employees. In 2009, the Company matched 100% of participant contributions up to 5% of participant compensation for US employees and in 2008 the Company matched 50% of participant contributions up to 6% of participant compensation for U.S. employees. The Company made contributions of $110,323 in 2009 and $65,928 in 2008. The Company maintains a defined contribution plan for its U.K. employees. The Company matches for U.K. employees up to 100% of participant contributions up to 5%. The Company made contributions of approximately $179,670 in 2009 and $197,000 in 2008 for U.K. employees.
NOTE 11 –SEGMENT INFORMATION
The Company designs, develops, markets and supports billing and data management software and services. In accordance with accounting guidance on disclosures about segments of an enterprise and related information, the Company has four reportable segments, Electronic Invoice Management (“EIM”), Telemanagment (“Telemanagement”), Voice Over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). These segments are managed separately because the services provided by each segment require different technology and marketing strategies.
Electronic Invoice Management: EIM designs, develops and provides electronic invoice presentment, and analysis that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company provided these services primarily through facilities located in Indianapolis, Indiana and facilities located in Blackburn in the United Kingdom.

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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents selected financial results by business segment:

	Electronic Invoice
2009	Management	Telemanagement	VoIP	Patent Enforcement	Reconciling Amounts	Consolidated

Net revenues	$10,208,147	$5,011,097	$525,772	$—	$—	$15,745,016
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	8,472,630	2,712,960	157,524	(926,273)	—	10,416,841
Depreciation and Amortization	959,144	32,906	533,142	14,797	35,220	1,575,209
Income / (loss) from operations	3,320,111	436,716	(2,723,285)	(941,070)	(1,071,741)	(979,269)
Long-lived assets	9,951,304	37,633	1,035,189	24,976	31,595	11,080,697

2008

Net revenues	$13,481,126	$6,000,676	$211,752	$2,850,000	$—	$22,543,554
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	11,470,071	3,703,883	(125,454)	887,332	—	15,935,832
Depreciation and Amortization	1,127,215	48,013	345,788	22,990	29,871	1,573,877
Income / (loss) from operations	3,552,391	562,014	(2,693,366)	864,342	(1,011,018)	1,274,363
Long-lived assets	10,260,662	31,750	1,007,622	408,001	101,183	11,809,218
The following table presents selected financial results by geographic location based on location of customer:

2009	United States	United Kingdom	Consolidated

Net revenues	$4,276,364	$11,468,652	$15,745,016
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	2,368,832	8,048,009	10,416,841
Depreciation and Amortization	706,418	868,791	1,575,209
Income / (loss) from operations	(2,222,184)	1,242,915	(979,269)
Long-lived assets	10,137,670	943,027	11,080,697

2008

Net revenues	$7,917,306	$14,626,248	$22,543,554
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	4,700,048	11,235,784	15,935,832
Depreciation and Amortization	616,607	957,270	1,573,877
Income / (loss) from operations	376,726	897,637	1,274,363
Long-lived assets	11,388,649	420,569	11,809,218

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 —RELATED PARTY TRANSACTIONS
During the fiscal year ended December 31, 2009, options to purchase 50,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.09 per share to each member of the Company’s board of directors which consisted of Messrs. Birbeck, Garrison, Armitage, Osseiran, Dahl, Reinarts and Grein. During the fiscal year ended December 31, 2009, options to purchase 200,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.08 per share to Mr. Hanuschek, the Company’s Chief Financial Officer. The options vest ratably over three years on the anniversary date of the grant.
On February 16, 2007, the Company and Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford, entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into the Securities Purchase Agreement with Fairford Scandinavia and issued an additional warrant to Fairford Scandinavia to purchase shares of Class A common stock based on the interest rate savings (the “Additional Warrant”). Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of December 31, 2008, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant. The expense related to the Stock Warrants of $0 and $85,273 was recorded in the years ended December 31, 2009 and December 31, 2008, respectively, as deferred finance costs.
Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company guarantees all of the Company’s debt. The Company incurred a non-cash charge $2,675 related to his guarantee for the years ended December 31, 2009 and December 31, 2008.
The Company incurred $63,000 in fees and $26,303 in expenses associated with the Board of Directors activities in 2009 and $60,750 in fees and approximately $12,001 in expenses associated with the Board of Directors activities in 2008.
NOTE 13: Subsequent Events
The Company evaluated subsequent events. No matters were identified that would materially impact our consolidated financial statements or require disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment, it believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance;
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2010 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2009.
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
Item 11. Executive Compensation
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2010 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2010 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2010 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2009.
Item 14. Principal Accounting Fees and Services
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2010 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2009.

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
     3.6 Amended Bylaws adopted July 15, 2004, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
     4.1 Acquisition Loan Promissory Note, dated December 22, 2006, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     4.2 Revolving Line of Credit Promissory Note, dated December 22, 2006, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     4.3 First Modification of Loan Documents dated November 13, 2007, by and between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.
     4.4 First Amended and Restated Revolving Line of Credit Promissory Note dated November 13, 2007, by and between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

     4.5 Amended and Restated Acquisition Loan Promissory Note dated November 18, 2008, by and between CTI Group (Holdings) Inc. and National City Bank incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008.
     10.1 Amended and Restated Stock Option and Restricted Stock Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2002. *
     10.2 Employment Agreement, dated May 30, 2000, between Manfred Hanuschek and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *
     10.2.1 Amendment No. 1 to Employment Agreement, dated May 30, 2000, between Manfred Hanuschek and CTI Group (Holdings) Inc., dated January 18, 2002, incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *
     10.3 Eleventh Amendment to Lease Agreement, dated January 23, 2001, by and between Lockerbie Vermont LLC and Centillion Data Systems, Inc., incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002.
     10.4 Asset Purchase Agreement, dated as of December 31, 2003, by and between CTI Group (Holdings) Inc. and CDS Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2004.
     10.5 Twelfth Amendment to Lease Agreement, dated December 1, 2003, by and between Lockerbie Marketplace, L.L.C. and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
     10.6 Asset Purchase Agreement between Xila Communications, LLC and eGIX, Inc. dated as of October 28, 2004, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.
     10.7 Services Agreement between Xila Communications, LLC and eGIX, Inc. dated October 19, 2004, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.
     10.8 Telecommunications Services Agreement between Xila Communications, LLC and eGIX, Inc. dated October 28, 2004, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.
     10.9 Adjustment to base compensation of CFO, Manfred Hanuschek, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2004. *
     10.10 Lease Agreement, dated April 20, 2005, by and between Spherion Technology (UK) Limited and CTI Data Solutions Limited, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.
     10.11 Underlease agreement between CTI Data Solutions Limited and Interim Technology (UK) Limited dated August 10, 2000, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.
     10.12 Lessee covenants contained in Superior Lease, dated April 4, 1989, by and between Conifer Court Limited (superior landlord), GN Elmi Limited and G N Elmi a.s., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

     10.13 Chief Executive Employment Agreement between John Birbeck and CTI Group (Holdings) Inc. dated September 13, 2005, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.14 CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Appendix III to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 23, 2005. *
     10.15 Form of Incentive Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.16 Form of Nonqualified Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.17 Form of Stock Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.18 Compensation arrangements for the Board of Directors of CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.2 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *
     10.19 Office Lease dated October 18, 2006, between DH Realty, LLC and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.
     10.20 Tenancy Agreement dated February 8, 2006, between European Settled Estates PLC Ryder Systems Limited, incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on April 2, 2007.
     10.21 Share Transfer Agreement, dated December 22, 2006, between CTI Data Solutions Limited, Ryder Systems Trustee Limited, Susan Patricia Haworth and Messrs. Paul Ryder Systems Limited. Haworth, Andrew Wilson and David Latham, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.22 Loan Agreement, dated as of December 22, 2006, by and between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.23 CTI Group (Holdings) Inc. Security Agreement, dated as of December 22, 2006, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.24 Debenture, dated as of December 22, 2006, between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.25 Charge Over Shares in CTI Data Solutions Ltd., dated as of December 22, 2006, between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.
     10.26 Reaffirmation of Guaranty dated November 13, 2007, by and between the subsidiaries of CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to the Quarterly Report on Form 10-

QSB filed with the Securities and Exchange Commission on November 14, 2007.
     10.27 Reaffirmation of Guaranty dated November 18, 2008, by and between the subsidiaries of CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008.
     10.28 Office Lease dated April 24, 2009, between CTI Billing Solutions Limited and British Waterways Board, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30 2009.
     11.1 Statement re computation of per share earnings, incorporated by reference to Note 1 to Consolidated Financial Statements
     14.1 Code of Ethics, incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.
     21.1 List of subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2009.
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
CTI Group (Holdings) Inc.

By:	/s/ John Birbeck

Name:	John Birbeck
Title:	Chairman, President and Chief Executive Officer
Date:	March 26, 2010
In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2010	/s/ John Birbeck

Date	John Birbeck
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 26, 2010	/s/ Manfred Hanuschek

Date	Manfred Hanuschek
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

March 26, 2010	/s/ Harold Garrison

Date	Harold Garrison,
Member, Board of Directors

March 26, 2010	/s/ Rupert D. Armitage

Date	Rupert D. Armitage
Member, Board of Directors

March 26, 2010	/s/ Bengt Dahl

Date	Bengt Dahl
Member, Board of Directors

March 26, 2010	/s/ Thomas Grein

Date	Thomas Grein
Member, Board of Directors

March 26, 2010	/s/ Salah Osseiran

Date	Salah Osseiran
Member, Board of Directors

March 26, 2010	/s/ Michael Reinarts

Date	Michael Reinarts
Member, Board of Directors