Form 10-K/A
period 2009-12-31
CTI GROUP HOLDINGS INC
filed 2010-04-30
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File No. 001-34221

CTI GROUP (HOLDINGS) INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0308583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 North Alabama St., Suite 240 Indianapolis, IN	46204
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code (317) 262-4666

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Class ACommon Stock, $0.01 par value per share	n/a
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
     As April 23, 2010, there were outstanding 29,178,271 shares (including treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
The purpose of this Amendment No. 1 is to amend the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009, as filed with the SEC on March 26, 2010, to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which CTI Group (Holdings) Inc., referred to as “CTI”, “the Company”, “we”, “us” or “our” in this document, intended to incorporate by reference from CTI’s definitive proxy statement in connection with the 2010 Annual Stockholders’ Meeting. This amendment is not intended to update any other information presented in the annual report as originally filed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
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
     The following table sets forth information about our directors all of whom continue to serve in such capacity:

Name	Position Held in CTI	Class	Director Since	Term Expires
Harold D. Garrison	Director	I	2001	2010

Salah N. Osseiran	Director	I	2002	2010

Thomas W. Grein	Director	II	2001	2011

Bengt Dahl	Director	II	2005	2011

Rupert D. Armitage	Director	III	1995	2009

Michael J. Reinarts	Director	II	2009	2012

John Birbeck	Chairman, President and Chief Executive Officer	III	2001	2009
The following table sets forth information regarding the business experience of our current members of the board of directors during the past five years, unless indicated otherwise.

Name and Age(1)	Business Experience During Past Five Years
John Birbeck (55) Chairman, President and Chief Executive Officer	Mr. Birbeck was appointed Chairman on July 5, 2005 and President and Chief Executive Officer on September 13, 2005. Mr. Birbeck, a citizen of the United Kingdom, has served as our director since June, 2001. In 1997, Mr. Birbeck founded Network Achemy Ltd. From 1997 until 2001, Mr. Birbeck served as director of Network Achemy Ltd. From 2000 until 2001, Mr. Birbeck served as director of Avaya Communications. Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr. Birbeck also was a founder of Seer Ltd. in 2000 and serves as its director. Mr. Birbeck’s management experience at CTI and director experience in the technology services industry provides unique insight about the challenges CTI faces due to a rapidly changing competitive marketplace.

Name and Age(1)	Business Experience During Past Five Years
Rupert D. Armitage (62)	Mr. Armitage, a citizen of the United Kingdom, has been our director since November 1995. He is a founding member of three software-related companies in the United Kingdom: Ambit Research Ltd. formed in 1987, Information from Data Ltd. formed in 1993 and Feefo.com formed in 2006. Mr. Armitage provides insight about the technology services, and software industries and advice about capital markets, financings and corporate development strategies.

Bengt Dahl (61)	Mr. Dahl, a citizen of Sweden, has served as our director since July 2005. He served as an advisor to our board of directors from 2003 until July 2005. Mr. Dahl is also a director of Fairford Holdings Limited, a company which owned approximately 64% of the Company’s Class A common stock as of April 23, 2010. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Dahl also serves as a director of a number of private and public European companies, which are affiliated with Mr. Osseiran, our director and majority stockholder, including Byggelit AB, Safegare Int ´l AB, Axel Christiernsson Int ´l AB and Skultuna Flexible AB. Mr. Dahl’s international management and investment banking experience provides valuable insight on international capital markets and management oversight. His experience with mergers and acquisitions provides CTI with insight on acquisition and corporate strategies.

Harold D. Garrison (61)	Mr. Garrison became our director in February, 2001 in connection with the merger between Centillion Data Systems, LLC (“Centillion”) and CTI Group (Holdings) Inc. (the “Centillion Merger”). Mr. Garrison served as Chairman of Centillion from 1988 until the Centillion Merger in February 2001. He also has served as Chairman and Chief Executive Officer of HDG Mansur Group, an international real estate company, since 1982 and served as Chairman of Xila Communications, Inc. from 1983 to 1999. Mr. Garrison has served as the Managing Member of Sunset, LLC. Mr. Garrison’s experience in international capital markets and operations brings global management oversight perspective to CTI.

Thomas W. Grein (58)	Mr. Grein became our director in February 2001 in connection with the Centillion Merger. Mr. Grein served as director of Centillion from October, 1999 until the Centillion Merger. Mr. Grein has been Senior Vice-President and Treasurer of Eli Lilly and Company, a pharmaceutical company, since January, 2000. He served as Executive Director of Investor Relations and Assistant Treasurer from 1994 to 1998 and Executive Director of Finance from 1998 to 2000 in Eli Lilly and Company. Mr. Grein is a member of the board of directors of the Indiana Chamber of Commerce, Walther Cancer Institute, LYNX Capital Corporation, Park Tudor School Board of Trustees, Fuqua School, Health Sector Advisory Board at Duke University and Indianapolis Symphony Investment Committee. Mr. Grein’s financial leadership and international experience provides valuable insight on corporate governance, financial reporting and capital market matters.

Name and Age(1)	Business Experience During Past Five Years
Salah N. Osseiran (55)	Mr. Osseiran, a Lebanese citizen, became our director in February 2001, in connection with the Centillion Merger, and served until his resignation in September 2001. He was a director of Centillion from 1987 until the Centillion Merger. Since September 2002, Mr. Osseiran has served as our director. Mr. Osseiran has been the President and Chief Executive Officer of Business Projects Company (“BPC”), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in Lebanon and interests in the other business activities in the Middle East. Mr. Osseiran has also been since 1995 a director of the holding companies: Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran brings global perspective from his leadership positions and experience in international enterprises and transactions.

Michael J. Reinarts (55)	Mr. Reinarts became our director in June 2009. He served as an advisor to our board of directors from October 2008 until June 2009. Mr. Reinarts began his career at Arthur Andersen & Co in 1976. Since 1999, he has served as Executive Vice President for the Pohlad Companies. Pohlad Companies include large sports franchises, financial companies, commercial real estate companies, cargo and passenger transport, entertainment and media development and distribution. Mr. Reinarts is actively involved in acquisition due diligence, financial and management restructuring and credit facilitation. Mr. Reinarts experience with mergers and acquisitions and his industry experience, both from an investment banking perspective and an executive perspective, provides CTI with insight on acquisition and corporate strategies

(1)	As of April 23, 2010.
Non-Director Executive Officer
The following table sets forth information regarding the business experience of our non-director executive officer:

Name and Age(1)	Business Experience During Past Five Years
Manfred Hanuschek (49)	Mr. Hanuschek has been our Chief Financial Officer since June 2000 and our Secretary since February 2002. From April 1999 to July 1999, Mr. Hanuschek was employed by us as Chief Financial Officer. Mr. Hanuschek was Senior Vice-President and Chief Financial Officer of IGI, Inc., from July 1999 to June 2000. Mr. Hanuschek was Chief Financial Officer with ICC Technologies, Inc. from 1994 to 1998.

(1)	As of April 23, 2010.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), requires CTI’s directors, officers and persons who beneficially own more than 10% of CTI’s Class A common stock (collectively referred to as “insiders”) to file reports of ownership and changes in ownership of CTI’s Class A common stock with the SEC. The SEC regulations require insiders to furnish CTI with copies of all Section 16(a) forms filed. Based solely on CTI’s review of the copies of such forms received by CTI, CTI believes that the insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2009, except that Mr. Garrison filed a Form 4 late, reporting an acquisition of common stock.
Item 11. Executive Compensation
Executive Officers
Summary Compensation Table
The following table sets forth information regarding compensation awarded to, earned by or paid to CTI’s chief executive officer and the other executive officer (collectively referred to as “named executive officers”) whose total compensation for the fiscal year ended December 31, 2009 exceeded $100,000 for all services rendered in all capacities to CTI and our subsidiaries.
Summary Compensation Table

				Non-equity
				Incentive Plan	All Other
		Salary	Option Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)

	2009	$314,845	$5,356	$—	$39,499	$359,700
John Birbeck, Chairman, President	2008	$305,675	$—	$—	$42,013	$347,688
and Chief Executive Officer	2007	$294,250	$123,466	$69,500	$42,566	$529,782

	2009	$223,507	$12,146	$—	$40,672	$276,325
Manfred Hanuschek, Chief	2008	$216,997	$—	$66,239	$33,925	$317,161
Financial Officer and Secretary	2007	$208,820	$40,071	$49,500	$33,571	$331,962

(1)	Represents grant date fair value of options granted in each year in accordance with the Financial Accounting Standards Board’s Accounting Standards Topic 718. See Part II, Item 8 - Notes to the Consolidated Financial Statements for the year ended December 31, 2009, Note 8, “Stock Based Compensation” for a description of valuation assumptions used in the calculation of grant date fair value. In fiscal 2009, Mr. Birbeck was granted options to purchase 50,000 shares of CTI’s Class A common stock at an exercise price of $0.09 per share. In fiscal 2009, Mr. Hanuschek was granted options to purchase 200,000 shares of CTI’s Class A common stock at an exercise price of $0.08 per share. In fiscal 2007, Mr. Birbeck was granted options to purchase 100,000 shares of CTI’s Class A common stock at and exercise price of $0.34 per share; 340,782 shares of CTI’s Class A common stock at an exercise price $0.35 per share and 250,000 shares of CTI’s Class A common stock at an exercise price of $0.31 per share. In fiscal 2007, Mr. Hanuschek was granted options to purchase 300,000 shares of CTI’s Class A common stock at an exercise price of $0.34 per share.

(2)	There was no fiscal year 2009 performance bonus awarded. Fiscal year performance bonus for 2008 and 2009 were paid in 2009 and 2008, respectively. Mr. Birbeck’s 2008 performance bonus award was cancelled in fiscal 2009. No payments were made to Mr. Birbeck in connection with the 2008 performance bonus award.

(3)	In fiscal 2009, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing, personal travel, and furniture for temporary living, to Messrs. Birbeck and Hanuschek: Mr. Birbeck -$0, $5,169, $6,613, $0, $10,814, and $16,903, respectively; Mr. Hanuschek — $12,250, $16,433, $6,551, $5,438, $0, and $0, respectively.
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
Manfred Hanuschek
We entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. Pursuant to his employment agreement, Mr. Hanuschek served as our Chief Financial Officer for an initial period of three years commencing on January 18, 2002. The employment agreement renews for successive periods of one year, subject to termination as described below. The current agreement term automatically renewed on January 18, 2010. Mr. Hanuschek’s base salary is subject to yearly review. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by our president or the Board, in his or its sole discretion. Under the employment agreement, Mr. Hanuschek is entitled to automobile allowance, reimbursement of specified expenses and to participation in any savings, 401(k), pension, group medical and other similar plans.
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
Non-Equity Incentive Plan Compensation Awards in 2009
     Messrs. Birbeck and Hanuschek were entitled to receive a cash bonus up to $145,000 and $80,000, respectively, if the Company achieved objective financial performance targets based upon the 2009 budget and other accomplishments during the year. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee considered financial performance of the Company, the significance and nature of activities of the named executive officer, and the quality of the named executive officer’s performance, during the year. Based on the foregoing, the compensation committee determined not to award Messrs. Birbeck or Hanuschek a bonus for 2009 performance.
Non-Equity Incentive Plan Compensation Awards in 2008
In 2008, Messrs. Birbeck and Hanuschek received a cash performance bonus of $229,594 and $66,238, respectively; however, Mr. Birbeck’s bonus was cancelled in 2009. These bonuses were, in part, determined by reference to our achievement of objective financial performance targets based upon our 2008 budget and other accomplishments during the year. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee could consider, for example, the significance and nature of activities of the named executive officer, and the quality of the named executive officer’s performance, during the year.
Terms of Option Grants in 2009 and 2007
During the fiscal year ended December 31, 2009, Mr. Birbeck was granted an option under the CTI Group (Holdings) Inc. Stock Incentive Plan to purchase 50,000 shares of Class A common stock at an exercise price of $0.09 per share. This option vests in three equal annual installments beginning on the first anniversary of the date of grant. During the fiscal year ended December 31, 2009, Mr. Hanuschek was granted an option under the Stock Incentive Plan to purchase 200,000 shares of Class A common stock, at an exercise price of $0.08 per share. This option vests in three equal annual installments beginning on the first anniversary of the date of grant. All of these options expire 10 years from the date of grant.
No awards were made in 2008.
During the fiscal year ended December 31, 2007, Mr. Birbeck was granted an option under the Stock Incentive Plan to purchase 100,000 shares of Class A common stock at an exercise price of $0.34 per share, an option under our Stock Incentive Plan to purchase 340,782 shares of Class A common stock at an exercise price of $0.35 per share, and an option outside of the Stock Incentive Plan to purchase 250,000 shares of Class A common stock at an exercise price of $0.31 per share. The option grants of 340,782 shares and 250,000 shares vested immediately upon grant and the grant of 100,000 shares will vest in three equal annual installments beginning on the first anniversary of the date of grant. During the fiscal year ended December 31, 2007, Mr. Hanuschek was granted an option under the Stock Incentive Plan to purchase 300,000 shares of Class A common stock, at an exercise price of $0.34 per share. This option vests in three equal annual installments beginning on the first anniversary of the date of grant. All of these options expire 10 years from the date of grant.
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
•    any restrictions on resale applicable to the shares to be issued or transferred pursuant to the grants; and
;•    any other matters arising under the option plan.
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

No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. During the year ended December 31, 2009, 1,500,000 options to purchase shares of Class A common stock were granted under the Stock Incentive Plan. As of April 23, 2010, options to purchase 5,642,782 shares of Class A common stock had been awarded under the Stock Incentive Plan. Options to purchase 4,142,782 shares of Class A common stock were exercisable as of April 23, 2010.
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
Outstanding Equity Awards at Fiscal Year-End 2009
The following table sets forth information concerning unexercised options outstanding as of December 31, 2009 for each named executive officer.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options #	Options #	Exercise	Option
Name	Exercisable	Unexercisable	Price ($)	Expiration Date
John Birbeck(1)	18,750	—	$0.25	9/4/2012
	6,250	—	$0.21	11/5/2013
	500,000	—	$0.40	9/29/2015
	250,000	—	$0.31	10/9/2016
	100,000	—	$0.34	2/16/2017
	340,782	—	$0.35	6/12/2017
	250,000	—	$0.31	10/9/2017
	—	50,000 (1)	$0.09	10/9/2019
Manfred Hanuschek(2)	50,000	—	$0.49	2/28/2012
	25,000	—	$0.25	9/4/2012
	25,000	—	$0.21	11/5/2013
	100,000	—	$0.39	10/11/2015
	300,000	—	$0.34	2/16/2017
	—	200,000 (2)	$0.08	7/10/2019

(1)	Mr. Birbeck’s options vest as follows:

(a)	an option to purchase 18,750 shares of CTI’s Class A common stock granted on September 4, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date.

(b)	an option to purchase 6,250 shares of CTI’s Class A common stock granted on November 5, 2003 vested in four equal annual installments beginning on the first anniversary of the grant date.

(c)	an option to purchase 500,000 shares of CTI’s Class A common stock granted on September 29, 2005 vested immediately upon grant.

(d)	an option to purchase 250,000 shares of CTI’s Class A common stock granted on October 9, 2006 vested immediately upon grant.

(e)	an option to purchase 100,000 shares of CTI’s Class A common stock granted on February 16, 2007 vested in three equal annual installments beginning on the first anniversary of the grant date.

(f)	an option to purchase 340,782 shares of CTI’s Class A common stock granted on June 12, 2007 vested immediately upon grant.

(g)	an option to purchase 250,000 shares of CTI’s Class A common stock granted on October 9, 2007 vested immediately upon grant.

(h)	an option to purchase 50,000 shares of CTI’s Class A common stock granted on October 9, 2009 vests in three equal annual installments beginning on the first anniversary of the grant date.

(2)	Mr. Hanuschek’s options vest as follows:

(a)	an option to purchase 50,000 shares of CTI’s Class A common stock granted on February 28, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date.

(b)	an option to purchase 25,000 shares of CTI’s Class A common stock granted on September 4, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date.

(c)	an option to purchase 25,000 shares of CTI’s Class A common stock granted on November 5, 2003 vested in four equal annual installments beginning on the first anniversary of the grant date.

(d)	an option to purchase 100,000 shares of CTI’s Class A common stock granted on October 11, 2005 with 50% vesting immediately upon grant, 25% vesting on the first anniversary of the grant date, and 25% vesting on the second anniversary of the grant date.

(e)	an option to purchase 300,000 shares of CTI’s Class A common stock granted on February 16, 2007 vesting in three equal annual installments beginning on the first anniversary of the grant date.

(f)	an option to purchase 200,000 shares of CTI’s Class A common stock granted on July 10, 2009 vests in three equal annual installments beginning on the first anniversary of the grant date.
Retirement Plans and Arrangements
We have established a 401(k) plan in which all of our US employees and a defined contribution plan benefit for our UK employees. The employees may participate through salary deductions and contributions. Under the terms of the plans, we may make employer contributions to a participant’s plan account. Such contributions under the plan applicable to the US employees are, for 2009, employer contributions were equal to 100% of the first 5% of each participant’s compensation during the year. All employee contributions are vested immediately. US participants are vested in employer contributions over a three-year period pursuant to a graduated vesting schedule and subject to annual deferral limitations under the Internal Revenue Code of 1986, as amended. UK participants are vested in employer contributions immediately and are not subject to deferral limitations. UK senior management are entitled to employer contributions of the first 10% of each participant’s contributions to a participant’s plan account.
Termination and Change in Control Arrangements
We do not have any contracts, arrangements, agreements or plans providing for payments to a named executive officer at, following or in connection with the resignation, retirement or other termination of a named executive officer, or in connection with a change in control of the Company, other than:
• as described above in “ — Employment Agreements” with respect to each named executive officer’s employment agreement; and
• as described above in “ — Amended and Restated Stock Option and Restricted Stock Plan” and as described in “CTI Group (Holdings) Inc. Stock Incentive Plan” with respect to awards that have been granted to each named executive officer under those plans.
Director Compensation
The following table sets forth information concerning the compensation earned by non-employee directors during the fiscal year ended December 31, 2009. Mr. Birbeck, our Chairman, President, and Chief Executive Officer, does not receive any compensation for his services as our director.

		Option
	Fees Earned or	Awards(1)	Total
Name	Paid in Cash(8)	($)	($)
Rupert Armitage(2)	$19,000	$5,356	$24,356
Bengt Dahl(3)	$8,000	$5,356	$13,356
Harold Garrison(4)	$4,000	$5,356	$9,356
Thomas Grein(5)	$8,000	$5,356	$13,356
Salah Osseiran(6)	$8,000	$5,356	$13,356
Michael Reinarts(7)	$8,000	$5,356	$13,356

(1)	Represents grant date fair value of options granted in the year in accordance with the Financial Accounting Standards Board’s Accounting Standards Topic 718. See Part II, Item 8 — Notes to the Consolidated Financial Statements for the year ended December 31, 2009, Note 8, “Stock Based Compensation” for a description of the assumptions used in the calculation of grant date fair value.

(2)	As of December 31, 2009, Mr. Armitage held options to purchase 300,000 shares of CTI’s Class A common stock.

(3)	As of December 31, 2009, Mr. Dahl held options to purchase 225,000 shares of CTI’s Class A common stock.

(4)	As of December 31, 2009, Mr. Garrison held options to purchase 300,000 shares of CTI’s Class A common stock.

(5)	As of December 31, 2009, Mr. Grein held options to purchase 175,000 shares of CTI’s Class A common stock.

(6)	As of December 31, 2009 Mr. Osseiran held options to purchase 175,000 shares of CTI’s Class A common stock.

(7)	As of December 31, 2009 Mr. Reinarts held options to purchase 50,000 shares of CTI’s Class A common stock.
In fiscal 2009, fees were paid to directors based on attendance of board or committee (other than audit committee) meetings in person or attendees at audit committee meetings either in person or by means of remote communications (e.g. video conferencing, teleconferencing or internet conferencing) plus reasonable expenses, as follows:
(i) $2,000 for in person attendance at board and committee meetings;
(iii) $2,000 for in person or remote attendance at audit committee meetings; and
(iv) $0 for attendance at stockholders’ meetings
During the fiscal year ended December 31, 2009, Messrs. Armitage, Dahl, Garrison, Grein, Osseiran, and Reinarts earned non-employee 2009 director fees for their services on the board of directors and committees of the board of directors as applicable, of $19,000, $8,000, $4,000, $8,000, $8,000 and $8,000, respectively, plus expenses. Total cash reimbursed out of pocket director expenses amounted in the aggregate to approximately $26,000 in the fiscal year ended December 31, 2009.
During the fiscal year ended December 31, 2009, Messrs. Armitage, Dahl, Garrison, Grein, Osseiran, and Reinarts were each granted options to purchase 50,000 shares of CTI’s Class A common stock at an exercise price of $0.09 per share.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of April 23, 2010 with respect to the beneficial ownership of CTI’s Class A common stock by: (i) each person who is known to us to be the beneficial owner of more than five percent of CTI’s outstanding Class A common stock, (ii) each of CTI’s directors, (iii) each of CTI’s named executive officers, and (iv) all of CTI’s directors and executive officers as a group. As of April 23, 2010,

29,178,271 shares of CTI’s Class A common stock were outstanding, which excludes 140,250 shares of treasury stock.
The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC’s regulations. Accordingly, beneficially-owned securities may include securities to which the individual or entity has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or other convertible securities or rights within 60 days after April 23, 2010. Shares subject to stock options, warrants or other convertible securities or rights, which an individual has the right to acquire within 60 days after April 23, 2010, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. The same shares may be beneficially owned by more than one person, and beneficial ownership may be disclaimed as to any or all of a person’s securities.

	Amount and
	Nature of
	Beneficial
	Ownership of
Name and Address of Beneficial	Class A		Percent
Owner**	Common Stock		of Class
John Birbeck, Chairman, President, and Chief Executive Officer	1,570,782	(1)	5.1%
Rupert D. Armitage, Director	661,219	(2)	2.3%
Bengt Dahl, Director	175,000	(3)	*
Harold D. Garrison, Director	2,686,465	(4)	9.1%
Thomas W. Grein, Director	125,000	(5)	*
Salah N. Osseiran, Director	19,341,575	(6)	64.0%
Michael J. Reinarts, Director	—	(7)	—
Manfred Hanuschek, Chief Financial Officer and Secretary	500,000	(8)	1.7%
All directors and executive officers as a group (8 persons)	25,060,041	(9)	76.0%
Fairford Holdings Limited	19,171,575	(6)	63.7%

*	Less than 1%.

**	The business address of CTI’s directors, executive officers and Fairford Holdings Limited is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.

(1)	Represents 105,000 shares of Class A common stock held by Mr. Birbeck directly and exercisable options to purchase 1,465,782 shares of CTI’s Class A common stock.

(2)	Represents 311,219 shares of CTI’s Class A common stock held by Mr. Armitage directly and 100,000 shares of CTI’s Class A common stock owned by Ambit Research Ltd., of which Mr. Armitage is a director, and exercisable options to purchase 250,000 shares of CTI’s Class A common stock. In 2006, Ambit Research Ltd. entered into creditor’s voluntary liquidation in the UK.

(3)	Represents an exercisable option to purchase 175,000 shares of CTI’s Class A common stock.

(4)	Represents 547,805 shares of CTI’s Class A common stock held by Mr. Garrison directly, 1,439,578 of CTI’s Class A common stock owned by Sunset, LLC, of which Mr. Garrison is the Managing Member, 449,082 shares of CTI’s Class A common stock owned by HDG Investments, LLC, of which Mr.

Garrison is the sole member, and exercisable options to purchase 250,000 shares of CTI’s Class A common stock. All of Mr. Garrison’s outstanding shares have been pledged.

(5)	Represents exercisable options to purchase 125,000 shares of CTI’s Class A common stock.

(6)	Represents 45,000 shares of CTI’s Class A common stock owned by Salsel Corporation Limited, 17,776,306 shares of CTI’s Class A common stock owned by Fairford Holdings Limited, 355,099 shares of Class A common stock and 1,040,170 shares of Class A common stock issuable upon the exercise of warrants owned by Fairford Scandinavia, and an exercisable option to purchase 125,000 shares of CTI’s Class A common stock. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited and Fairford Holdings Limited. Mr. Osseiran is the managing director of Salsel Corporation Limited, a director of Fairford Holdings Limited and the President of Fairford Scandinavia. Bengt Dahl is a director of Fairford Holdings Limited and the chairman of Fairford Scandinavia. However, Mr. Dahl does not have, or share, the voting or investment power over the shares of CTI’s Class A common stock owned by Fairford Holdings Limited or Fairford Scandinavia.

(7)	Represents no holdings or exercisable options to purchase shares of CTI’s Class A common stock.

(8)	Represents exercisable options to purchase 500,000 shares of CTI’s Class A common stock.

(9)	Includes exercisable options to purchase 2,890,782 shares of CTI’s Class A common stock and warrants to purchase 1,040,170 shares of Class A common stock.
Equity Compensation Plan Information
The following table details information regarding CTI’s equity compensation plans as of December 31, 2009:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	5,642,782	$0.26	1,553,468
Equity compensation plans not approved by security holders(2)	1,290,170	$0.28	—

Total	6,932,952	$0.27	1,553,468

(1)	Of the 5,642,782, 1,652,000 of outstanding options were issued under the Amended and Restated Stock Option and Restricted Stock Plan and 3,990,782 were issued under the new CTI Group (Holdings) Inc. Stock Incentive Plan, which replaced the Amended and Restated Stock Option and Restricted Stock Plan as of December 8, 2005.

(2)	The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements (referred to as “outside plan stock options”). Outside plan stock options to purchase 250,000 shares of Class A common stock at an exercise price of $0.31 per share were granted to Mr. Birbeck in 2007. This option expires in 2017. Outside plan warrants to purchase in the aggregate 419,495 shares of Class A common stock at an exercise price of $0.34 per share were granted to Fairford Holdings Scandinavia in 2007. This warrant expires in 2017. Outside plan warrants to purchase 620,675 shares of CTI’s Class A common stock at an exercise price of $0.22 per share, subject to adjustments, were granted to Fairford Holdings Scandinavia in 2008. This warrant expires in 2018. In 1999, we granted options to purchase in the aggregate 30,000 shares of Class A common stock to two non-executive employees of CTI Data Solutions Ltd. at an exercise price of $0.50 per share, which options expired in 2009. As of December 31, 2009, all of the foregoing outside plan stock options were fully vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence
On February 16, 2007, the Company and Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford, entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A Common Stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A Common Stock (“Common Stock”) of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the Acquisition Loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into the Securities Purchase Agreement with Fairford Scandinavia and issued an additional warrant to Fairford Scandinavia to purchase shares of Class A common stock based on the interest rate savings (the “Additional Warrant”). Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Common Stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of December 31, 2009, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.
Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company guarantees all of the Company’s debt.
The Company incurred $63,000 in fees and $26,303 in expenses associated with the Board of Directors activities in 2009.
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
Item 14. Principal Accounting Fees and Services
Crowe Horwath LLP served as our independent public accountants and conducted the audit of our consolidated financial statements for each of the fiscal years ended December 31, 2009 and 2008.

Category	2008	2008
Audit Fees	$155,404	$166,083
Audit-Related Fees	14,000	2,750
Tax Fees	8,879	22,652
All Other Fees	—	—

Total	$178,283	$191,482

Audit Fees. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $155,404 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2009. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $166,083 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2008.
Audit-Related Fees. The aggregated fees billed in 2009 by Crowe Horwath LLP for audit related services related to the testing of internal controls were $14,000. The aggregated fees billed in 2008 by Crowe Horwath LLP for audit related services related to an S-8 filing that amounted to $2,750.
Tax Fees. The aggregate fees billed by Crowe Horwath LLP for professional services rendered to CTI’s UK subsidiaries for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and December 31, 2008 were $8,879 and $22,652, respectively. We use another accountant for U.S. corporate income tax compliance, advice and planning.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Crowe Horwath LLP in fiscal 2009 and 2008. The Audit Committee had authorized the Chief Financial Officer to engage Crowe Horwath LLP at his discretion for additional audit-related and non audit-related services of up to $25,000 for 2009 and 2008. None of the services pre-approved by the Audit Committee during 2009 and 2008 utilized the de minimis exception to pre-approval.
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
Date: April 30, 2010

Exhibit Index

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.