Form 10-Q
period 2010-03-31
CTI GROUP HOLDINGS INC
filed 2010-05-14
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of May 11, 2010, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of May 11, 2010, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010
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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Quarterly Report to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: effects of current economic crisis, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-Q.
References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$269,700	$508,836
Trade accounts receivable, less allowance for doubtful accounts of $67,479 and $59,199, respectively	3,068,231	2,381,293
Note and settlement receivable — short term	412,701	379,447
Prepaid expenses	293,997	329,720
Deferred financing costs	53,646	71,756
Other current assets	167,652	209,445

Total current assets	4,265,927	3,880,497

Long term settlement receivable — net of current portion	—	24,623
Property, equipment, and software, net	2,387,504	2,198,376
Intangible assets, net	3,714,509	3,882,209
Goodwill	4,896,990	4,896,990
Other assets	78,452	78,499

Total assets	$15,343,382	$14,961,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$445,838	$670,402
Accrued expenses	1,085,934	1,103,533
Accrued wages and other compensation	415,674	298,852
Income tax payable	278,742	62,057
Deferred income tax liability	53,470	256,461
Note payable	1,304,027	918,027
Deferred revenue	1,929,084	1,991,664

Total current liabilities	5,512,769	5,300,996

Lease incentive — long term	246,692	193,751
Deferred revenue — long term	232,258	127,306
Deferred income tax liability — long term	886,521	802,994

Total liabilities	6,878,240	6,425,047

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at March 31, 2010 and at December 31, 2009	291,783	291,783
Additional paid-in capital	25,990,816	25,968,526
Accumulated deficit	(18,193,531)	(17,970,400)
Other comprehensive income — foreign currency translation	568,217	438,381
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	8,465,142	8,536,147

Total liabilities and stockholders’ equity	$15,343,382	$14,961,194

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2010	2009
Revenues:
Software sales, service fee and license fee revenue	$3,899,557	$3,949,288
Patent license fee and enforcement revenues	40,500	—

	3,940,057	3,949,288

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,202,164	1,129,393
Patent license fee and enforcement cost	61,677	244,991
Selling, general and administration	1,881,138	1,974,293
Research and development	545,918	694,136
Depreciation and amortization	398,670	367,060

Loss from operations	(149,510)	(460,585)

Other expense
Interest expense, net of interest income of $8,866 and $35,515, respectively	19,497	11,867
Other expense	51	—

Total other expense	19,548	11,867

Loss before income taxes	(169,058)	(472,452)

Tax expense	54,073	50,239

Net loss	(223,131)	(522,691)

Other comprehensive income / (loss)
Foreign currency translation adjustment	129,836	35,974

Comprehensive loss	$(93,295)	$(486,717)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(223,131)	$(522,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398,670	367,060
Provision for doubtful accounts	19,327	18,507
Deferred income taxes	(50,783)	(70,426)
Amortization of deferred financing fees	18,110	27,590
Non-cash interest charge	669	223
Recognition of rent incentive benefit	85,552	35,193
Stock option grant expense	21,621	28,917
Loss on disposal of property and equipment	52	—
Changes in operating assets and liabilities:
Trade receivables	(854,411)	(176,978)
Note and settlement receivables	(8,632)	(84,783)
Prepaid expenses	24,485	32,426
Income taxes	226,959	498
Other assets	44,053	(1,013)
Accounts payable	(204,944)	235,719
Accrued expenses	49	(123,478)
Accrued wages and other compensation	125,385	(111,547)
Deferred revenue	177,500	(20,756)

Cash used in operating activities	(199,469)	(365,539)

Cash flows used in investing activities:
Additions to property, equipment, and software	(423,298)	(192,666)

Cash used in investing activities	(423,298)	(192,666)

Cash flows provided by financing activities:
Borrowings under credit agreements	1,160,000	1,180,000
Repayments under credit agreements	(774,000)	(619,000)

Cash provided by financing activities	386,000	561,000

Effect of foreign currency exchange rates on cash and cash equivalents	(2,369)	(45,699)

Decrease in cash and cash equivalents	(239,136)	(42,904)

Cash and cash equivalents, beginning of period	508,836	341,936

Cash and cash equivalents, end of period	269,700	299,032

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
The Company is comprised of the following business segments: Electronic Invoice Management (“EIM”), Telemanagement (“Telemanagement”), Voice over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute such software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage their telecommunications expenses while driving internal efficiencies into their invoice receipt, validation, approval and payment workflow processes. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the VoIP products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights.
The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2009 and 2008 and the notes thereto included in the Company’s Form 10-K filed with the SEC.
The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow.
The Company realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable. The Company recognized $40,500 and $0 in revenues associated with patent license fee and enforcement activities in the three months ended March 31, 2010 and March 31, 2009, respectively.
Amortization expense of developed software amounted to $163,559 and $186,582 for the three months ended March 31, 2010 and 2009, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $8,722 and $8,218 in interest related to the Company’s notes payable for the three months ended March 31, 2010 and 2009, respectively.
The Company paid $0 and $128,467 during the three months ended March 31, 2010 and 2009, respectively, for prior year tax payments. The Company received income tax refunds of $124,914 and $0 during the three months ended March 31, 2010 and 2009, respectively, for prior year tax payments.
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
NOTE 4: Long-Term Debt Obligations
The Company has available a revolving loan facility with National City Bank (“NCB”) equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 2.75% as of March 31, 2010. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $1,443 for the three months ended March 31, 2010. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $1,304,027 at March 31, 2010. Available for borrowing under the revolving loan on March 31, 2010 was $441,862. The carrying amount of receivables that served as collateral for borrowings totaled $1,745,889 at March 31, 2010.
The Company has an acquisition loan of $500,000 with NCB (the “Acquisition Loan”). The Acquisition Loan was repaid and expired on December 21, 2009. All borrowings under the Acquisition Loan were collateralized by substantially all assets of the Company. Borrowings under the Acquisition Loan bore interest at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan were $0 and $500,000 at March 31, 2010 and March 31, 2009, respectively.
The revolving loan facility is and the Acquisition Loan (the “Loan Agreements”) was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of March 31, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
The Loan Agreements contain certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of March 31, 2010, the Company believes it was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
NOTE 5: New Accounting Pronouncements
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5 to address concerns regarding the determination of the fair value of liabilities. Because liabilities are often not “traded”, due to restrictions placed on their transferability, there is typically a very limited amount of trades (if any) from which to draw market participant data. As such, many entities have had to determine the fair value of a liability through the use of a hypothetical transaction. The ASU clarifies the valuation techniques that must be used when the liability subject to the fair value determination is not traded as an asset in an active market. The ASU was applicable for interim or annual periods beginning after October 1, 2009. The adoption has no impact on the Company.

In September 2009, the FASB issued ASU 2009-12 to address diversity in practice with respect to how entities calculate net asset value per share or (“NAV”) of investments considered “alternative investments”, such as hedge funds, private equity funds, or funds of funds. Many times, these types of investments do not have readily determinable fair values. Historically, some believed that the NAV of a particular investment equaled its fair value without the need to consider such attributes as the inability to transfer the investment to a party other than the fund, calls for additional investment, etc. This ASU amends ASC 820 and provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV. The ASU also provides enhanced disclosure requirements. This ASU is effective for interim and annual periods ending after December 15, 2009. The adoption has no impact on the Company.
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

	For the Three Months Ended
	March 31,
	2010	2009
Net loss	$(223,131)	$(522,691)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021

Basic:
Net loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding	29,038,021	29,038,021

Diluted:
Net loss per share	$(0.01)	$(0.02)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

There were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the three months ended March 31, 2010 and March 31, 2009.
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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. As of March 31, 2010, there were 1,553,468 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.
At March 31, 2010, there were options to purchase 5,892,782 shares of Class A common stock outstanding consisting of 5,642,782 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were exercisable options to purchase an aggregate of 4,142,782 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were outside plan stock options as of March 31, 2010.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, January 1, 2010	5,892,782	$0.08 — $0.49	$0.27
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, March 31, 2010	5,892,782	$0.08 - $0.49	$0.27

The following table summarizes options exercisable at March 31, 2010:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

March 31, 2010	4,392,782	$0.21 — $0.49	$0.33	—	5.90 years
The following table summarizes non-vested options:

Option
Shares
January 1, 2010	2,133,340
Granted	—
Cancelled	—
Vested	(633,340)

March 31, 2010	1,500,000

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table

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
Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of March 31, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.
Included within selling, general and administrative expense for the three months ended March 31, 2010 and March 31, 2009 was $21,621 and $28,917, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of March 31, 2010, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.
NOTE 9: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2010, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of March 31, 2010 and March 31, 2009, the Company had $67,549 and $52,555 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties as of March 31, 2010.

For the three months ended March 31, 2010 and March 31, 2009, the Company had $54,073 and $50,239, respectively, of income tax expense primarily related to the United Kingdom operations.
NOTE 11: Segment Information
The Company has four reportable segments, EIM, Telemanagement, VoIP, and Patent Enforcement. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.
Electronic Invoice Management: EIM designs, develops and provides electronic invoice presentment and analysis software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company provided these services primarily through facilities located in Indianapolis, Indiana and Blackburn, United Kingdom.
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
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2010 and 2009 is shown in the following table.

	For Three Months Ended March 31, 2010
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$2,652,920	$1,126,491	$120,146	$40,500	$—	$3,940,057
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,088,626	587,078	21,689	(21,177)	—	2,676,216
Depreciation and amortization	237,350	4,262	149,083	353	7,622	398,670

Income (loss) from operations	676,990	89,922	(580,191)	(21,530)	(314,701)	(149,510)
Long-lived assets	9,973,926	33,847	1,049,145	—	20,537	11,077,455

	For Three Months Ended March 31, 2009
	Electronic
	Invoice Management	Telemanagement	VoIP	Patent Enforcement	Corporate Allocation	Consolidated

Revenues	$2,874,757	$1,002,898	$71,633	$—	$—	$3,949,288
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,353,865	477,990	(11,960)	(244,991)	—	2,574,904
Depreciation and amortization	226,617	8,733	117,191	5,748	8,771	367,060

Income (loss) from operations	969,870	(107,245)	(771,520)	(250,739)	(300,951)	(460,585)
Long-lived assets	10,094,667	26,314	1,026,188	398,975	84,378	11,630,522
The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2010
	United	United
	States	Kingdom	Consolidated

Revenues	$1,037,541	$2,902,516	$3,940,057

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	713,135	1,963,081	2,676,216
Depreciation and amortization	179,638	219,032	398,670
Income (loss) from operations	(353,909)	204,399	(149,510)
Long-lived assets	9,933,083	1,144,372	11,077,455

	For Three Months Ended March 31, 2009
	United	United
	States	Kingdom	Consolidated

Revenues	$1,083,490	$2,865,798	$3,949,288
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	596,831	1,978,073	2,574,904
Depreciation and amortization	164,600	202,460	367,060
Income (loss) from operations	(650,672)	190,087	(460,585)
Long-lived assets	11,163,803	466,719	11,630,522

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Company reported revenue in the EIM segment of $2.7 million and $2.9 million for the three months ended March 31, 2010 and 2009, respectively. For the Telemanagement segment, the Company recorded revenues of $1.1 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively. The Patent Enforcement segment recorded revenue of $41 thousand and $0 for the three months ended March 31, 2010 and 2009, respectively. In the VoIP segment, revenue of $120 thousand and $72 thousand was recorded in the three months ended March 31, 2010 and 2009, respectively.
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
Financial Condition
In the three months ended March 31, 2010, the stockholders’ equity decreased $71,005 from $8,536,147 as of December 31, 2009 to $8,465,142 as of March 31, 2010 primarily as a result of the first quarter 2010 net loss of $223,131. The Company realized an increase in net current assets (current assets less current liabilities) of approximately $173,607 which was primarily attributable to the increase in receivables as of March 31, 2010.
At March 31, 2010, cash and cash equivalents were $269,700 compared to $508,836 at December 31, 2009, and such decrease was primarily attributable to cash used in operating and investing activities offset by cash provided by financing activities. Cash used in the three months ended March 31, 2010 by operating activities amounted to $199,469 which was primarily related to the net operating loss of $223,131. Cash provided by financing activities related to net borrowings of $386,000 under the Company’s revolving loan facility during the three months ended March 31, 2010. Cash utilized in investing activities of $423,298 related to additions to property, equipment and software. The Company generates approximately 74% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has deteriorated by 6.6% in relation to the US dollar in the three months ended March 31, 2010.
Results of Operations (Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009)
Revenues
Revenues from operations for the three months ended March 31, 2010 decreased $9,231, or 0.2%, to $3,940,057 as compared to $3,949,288 for the three months ended March 31, 2009. Revenues derived from the UK operations represent 73.7% and 72.6% of total revenues for the three months ended March 31, 2010 and 2009, respectively. The US revenues decreased by $45,949, or 4.2%, to $1,037,541 for the three months ended March 31, 2010 compared to $1,083,490 for the three months ended March 31, 2009. The decrease in US revenues was primarily related to a decrease in the revenue recognized from the largest EIM customer in the United States due to decreased processing for that customer. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 15.9% of the total revenues for the three months ended March 31, 2010 and 19.4% for the three months ended March 31, 2009. The Company believes that the portion of revenue from the single largest EIM customer will decline due to the erosion of the customer’s customer base while the revenue from its second largest customer will remain consistent with prior periods.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2010, increased $72,771, or 6.4%, to $1,202,164 as compared to $1,129,393 for the three months ended March 31, 2009. The increase was primarily due to an increase in hours spent on professional service projects charged to cost of sales. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 30.5% of revenue for the three months ended March 31, 2010 as compared to 28.6% of revenue for the three months ended March 31, 2009.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended March 31, 2010 decreased by $183,314, or 74.8%, to $61,677 as compared to $244,991 for the three months ended March 31, 2009. The decrease was primarily due to decreased professional fees associated with additional cost absorption of certain out-of-pocket expenses by the Company’s attorneys in connection with certain patent enforcement activities.

Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended March 31, 2010 decreased $93,155, or 4.7%, to $1,881,138 compared to $1,974,293 for the three months ended March 31, 2009. The decrease in Selling, general and administrative expenses was primarily due to decreased selling costs.
Research and Development Expense
Research and development expense for the three months ended March 31, 2010 decreased $148,218, or 21.4%, to $545,918 as compared to $694,136 for the three months ended March 31, 2009. The decrease was primarily due to an increase in research and development being capitalized in the three months ended March 31, 2010. Research and development costs that were capitalized during the three months ended March 31, 2010 and March 31, 2009 amounted to $294,829 and $122,041, respectively.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2010 increased $31,610, or 8.6%, to $398,670 from $367,060 in the three months ended March 31, 2009. The increase was primarily associated with depreciation and amortization fixed assets acquired and software capitalized in 2009.
Amortization expense of developed software amounted to $163,559 and $186,582 for the three months ended March 31, 2010 and 2009, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Net interest expense increased $7,630, or 64.3%, to $19,497 for the three months ended March 31, 2010 compared to $11,867 for the three months ended March 31, 2009. The increase in net interest expense was primarily associated with the lower interest income derived from notes receivable as they near maturity, which offset interest expense.
The Company realized a loss on disposal of equipment of $51 and $0 for the three months ended March 31, 2010 and March 31, 2009, respectively.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of March 31, 2010, the Company’s valuation allowance related only to the net deferred tax assets in the United States.
The tax expense for the three months ended March 31, 2010 and March 31, 2009 of $54,073 and $50,239, respectively, was due to the pre-tax income in the United Kingdom of $203,938 and $188,595, respectively.
Net Loss
Net loss decreased $299,560 to $223,131 for the three months ended March 31, 2010 compared to a net loss of $522,691 for the three months ended March 31, 2009. The decrease in net loss was primarily associated with the decrease in patent enforcement costs and an increase in the patent enforcement revenues.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, decreased $239,136 to $269,700 as of March 31, 2010 compared to $508,836 as of December 31, 2009. The decrease in cash, cash equivalents, and short-term investments during the three months ended March 31, 2010 was predominately related to cash flows used in operations of $199,469 along with cash spent on property, equipment, and software of $423,298 partially off-set by cash provided by financing activities of $386,000. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $2,369.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the three months ended March 31, 2010 of $676,990, $89,922, $(580,191) and $(21,530), respectively. The Corporate Allocation expense generated an operating loss of $(314,701) for the three months ended March 31, 2010. The United States location generated a loss from operations for the three months ended March 31, 2010 of $(353,909) which was primarily associated with loss generated in the VoIP segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same period of $204,399. For the three months ended March 31, 2009, the EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations of $969,870, $(107,245), $(771,520) and $(250,739), respectively. The Corporate Allocation expense generated an operating loss of $(300,951) for the three months ended March 31, 2009. The United States location generated a loss from operations for the three months ended March 31, 2009 of $(650,672) which was primarily associated with corporate expenses and a loss from the VoIP segment. The United Kingdom location generated income from operations for the three months ended March 31, 2009 of $190,087.
The Company has available a revolving loan facility with National City Bank (“NCB”) equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 2.75% as of March 31, 2010. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $1,443 for the three months ended March 31, 2010. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $1,304,027 at March 31, 2010. Available for borrowing under the revolving loan on March 31, 2010 was $441,862. The carrying amount of receivables that served as collateral for borrowings totaled $1,745,889 at March 31, 2010.
The Company has an acquisition loan of $500,000 with NCB (the “Acquisition Loan”). The Acquisition Loan was repaid and expired on December 21, 2009. All borrowings under the Acquisition Loan were collateralized by substantially all assets of the Company. Borrowings under the Acquisition Loan bore interest at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan were $0 and $500,000 at March 31, 2010 and March 31, 2009, respectively.
The revolving loan facility is and Acquisition Loan (the “Loan Agreements”) was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company. As of March 31, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
The Loan Agreements contain certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of March 31, 2010, the Company was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without NCB’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $625,000 and $766,000 in the three months ended March 31, 2010 and March 31, 2009, respectively (15.9% of revenue for the three months ended March 31, 2010 and 19.4% or revenue for the three months ended March 31, 2009). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The Company has experienced significant decreases in the processing for this customer and anticipates additional decreased processing revenue. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
The Company’s primary sources of liquidity over the next twelve months will be cash on hand, anticipated increased cash generated from future operating activities and the cash available to the Company under the revolving loan facility.
The Company expects to continue to require funds to meet debt service obligations, capital expenditures and other non-operating expenses. The Company’s future capital requirements will depend on many factors, including revenue growth, expansion of service offerings and business strategy. The Company believes that expected future earnings from operations, available funds, together with existing revolving credit facility, will be adequate to satisfy its planned operations for the next 12 months. There can be no assurances that they Company will be successful in generating increased cash from future operating activities. If the Company is not successful in generating increased cash from operating activities, it would need to undertake, amongst other measures, cost containment and cost cutting activities, extend or seek a new revolving loan agreement or seek other additional capital resources.
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
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 8. “Financial Statements and Supplementary Date – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of March 31, 2010, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2010.
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
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There were no impairments in 2010 and 2009. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
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
The Company’s Class A common stock dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of May 10, 2010, the Company’s Class A common stock closed at $0.07 per share and the “market cap” for the Company’s stock was approximately $2.0 million which was well below the Company’s reported book value at March 31, 2010 of approximately $8.5 million.
Because of the Company’s continued low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business units operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available.
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 75%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap” The Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at March 31, 2010. If the Company assesses market condition changes in our business, it may be required to reflect goodwill impairment in the future.
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
Included within selling, general and administrative expense for the three months ended March 31, 2010 and March 31, 2009 was $21,621 and $28,917, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $68,000, $38,000, $24,000 and $0 for the fiscal years ending December 31, 2010, 2011, 2012 and 2013, respectively, of compensation costs for nonvested stock options previously granted to employees.
New Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5 to address concerns regarding the determination of the fair value of liabilities. Because liabilities are often not “traded”, due to restrictions placed on their transferability, there is typically a very limited amount of trades (if any) from which to draw market participant data. As such, many entities have had to determine the fair value of a liability through the use of a hypothetical transaction. The ASU clarifies the valuation techniques that must be used when the liability subject to the fair value determination is not traded as an asset in an active market. The ASU was applicable for interim or annual periods beginning after October 1, 2009. The adoption has no impact on the Company.
In September 2009, the FASB issued ASU 2009-12 to address diversity in practice with respect to how entities calculate net asset value per share or (“NAV”) of investments considered “alternative investments”, such as hedge funds, private equity funds, or funds of funds. Many times, these types of investments do not have readily determinable fair values. Historically, some believed that the NAV of a particular investment equaled its fair value without the need to consider such attributes as the inability to transfer the investment to a party other than the fund, calls for additional investment, etc. This ASU amends ASC 820 and provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV. The ASU also provides enhanced disclosure requirements. This ASU is effective for interim and annual periods ending after December 15, 2009. The adoption has no impact on the Company.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of March 31, 2010, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A – Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2	– Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3	– Defaults Upon Senior Securities.
None.

Item 4	– (Removed and Reserved)

Item 5	– Other Information.
None.
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

/s/ John Birbeck
John Birbeck	Date: May 14, 2010
Chief Executive Officer (Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: May 14, 2010
Chief Financial Officer (Principal Financial Officer)