Form 10-Q
period 2010-06-30
CTI GROUP HOLDINGS INC
filed 2010-08-13
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
As of August 10, 2010, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of August 10, 2010, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010
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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Quarterly Report to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: effects of current economic crisis, reductions in the borrowing base under the revolving loan facility, ability to renew or obtain replacement loan facility, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-Q.
References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$241,615	$508,836
Trade accounts receivable, less allowance for doubtful accounts of $73,342 and $59,199, respectively	2,816,778	2,381,293
Note and settlement receivable — short term	295,791	379,447
Prepaid expenses	183,557	329,720
Deferred financing costs	34,536	71,756
Other current assets	178,430	209,445

Total current assets	3,750,707	3,880,497

Long term settlement receivable — net of current portion	—	24,623
Property, equipment, and software, net	2,391,030	2,198,376
Intangible assets, net	3,543,681	3,882,209
Goodwill	4,896,990	4,896,990
Other assets	78,776	78,499

Total assets	$14,661,184	$14,961,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$462,460	$670,402
Accrued expenses	971,170	1,103,533
Accrued wages and other compensation	599,734	298,852
Income tax payable	210,109	62,057
Deferred income tax liability	34,597	256,461
Note payable	966,027	918,027
Deferred revenue	1,954,776	1,991,664

Total current liabilities	5,198,873	5,300,996

Lease incentive — long term	231,633	193,751
Deferred revenue — long term	260,690	127,306
Deferred income tax liability — long term	928,429	802,994

Total liabilities	6,619,625	6,425,047

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at June 30, 2010 and at December 31, 2009	291,783	291,783
Additional paid-in capital	26,000,862	25,968,526
Accumulated deficit	(18,641,050)	(17,970,400)
Other comprehensive income — foreign currency translation	582,107	438,381
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	8,041,559	8,536,147

Total liabilities and stockholders’ equity	$14,661,184	$14,961,194

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended
	June 30,
	2010	2009
Revenues:
Software sales, service fee and license fee revenue	$7,477,589	$8,088,610
Patent license fee and enforcement revenues	40,500	—

	7,518,089	8,088,610

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,345,324	2,398,908
Patent license fee and enforcement cost	10,603	684,153
Selling, general and administration	3,742,320	3,920,885
Research and development	1,226,587	1,411,312
Depreciation and amortization	796,110	753,951

Loss from operations	(602,855)	(1,080,599)

Other expense
Interest expense, net of interest income of $19,944 and $51,132, respectively	41,649	42,798
Other expense	51	(1,499)

Total other expense	41,700	41,299

Loss before income taxes	(644,555)	(1,121,898)

Tax expense	26,095	68,791

Net loss	(670,650)	(1,190,689)

Other comprehensive income / (loss)
Foreign currency translation adjustment	143,727	(24,957)

Comprehensive loss	$(526,923)	$(1,215,646)

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	June 30,
	2010	2009
Revenues:
Software sales, service fee and license fee revenue	$3,578,032	$4,139,322
Patent license fee and enforcement revenues	—	—

	3,578,032	4,139,322

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,143,160	1,269,515
Patent license fee and enforcement cost	(51,074)	439,162
Selling, general and administration	1,861,182	1,946,592
Research and development	680,669	717,176
Depreciation and amortization	397,440	386,891

Loss from operations	(453,345)	(620,014)

Other expense
Interest expense, net of interest income of $11,078 and $15,617, respectively	22,152	30,931
Other expense	—	(1,499)

Total other expense	22,152	29,432

Loss before income taxes	(475,497)	(649,446)

Tax (benefit) / expense	(27,978)	18,552

Net loss	(447,519)	(667,998)

Other comprehensive income / (loss)
Foreign currency translation adjustment	13,891	(60,931)

Comprehensive loss	$(433,628)	$(728,929)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(670,650)	$(1,190,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	796,110	753,951
Provision for doubtful accounts	28,112	34,775
Deferred income taxes	(18,365)	(91,360)
Amortization of deferred financing fees	38,970	55,180
Non-cash interest charge	1,338	1,337
Recognition of rent incentive benefit	68,244	56,673
Stock option grant expense	30,999	57,831
Loss on disposal of property and equipment	53	—
Changes in operating assets and liabilities:
Trade receivables	(612,625)	(332,179)
Note and settlement receivables	108,278	99,724
Prepaid expenses	135,205	(148,096)
Income taxes	160,965	(26,951)
Other assets	31,103	(53,887)
Accounts payable	(185,355)	634,916
Accrued expenses	(107,612)	22,698
Accrued wages and other compensation	316,309	91,422
Deferred revenue	251,561	(5,695)

Cash provided by / (used in) operating activities	372,640	(40,350)

Cash flows used in investing activities:
Additions to property, equipment, and software	(668,007)	(401,805)

Cash used in investing activities	(668,007)	(401,805)

Cash flows provided by financing activities:
Borrowings under credit agreements	1,821,000	2,418,000
Repayments under credit agreements	(1,773,000)	(1,857,000)

Cash provided by financing activities	48,000	561,000

Effect of foreign currency exchange rates on cash and cash equivalents	(19,854)	106,187

Decrease in cash and cash equivalents	(267,221)	225,032

Cash and cash equivalents, beginning of period	508,836	341,936

Cash and cash equivalents, end of period	$241,615	$566,968

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1: Business and Basis of Presentation
CTI Group (Holdings) Inc. and subsidiaries (the “Company” or “CTI”) design, develop, market and support billing and data management software and services. The Company operates in four business segments: Electronic Invoice Management, Telemanagement, Voice Over Internet Protocol and Patent Enforcement Activities. The majority of the Company’s business is in Europe and North America.
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
The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow.
The Company realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable. The Company recognized $40,500 and $0 in revenues associated with patent license fee and enforcement activities in the six months ended June 30, 2010 and June 30, 2009, respectively.
Amortization expense of developed software amounted to $307,573 and $300,768 for the six months ended June 30, 2010 and 2009, respectively. Amortization expense of developed software amounted to $144,014 and $114,186 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $19,240 and $21,108 in interest related to the Company’s notes payable for the six months ended June 30, 2010 and 2009, respectively.
The Company paid $2,012 and $128,467 during the six months ended June 30, 2010 and 2009, respectively, for prior year tax payments. The Company received income tax refunds of $124,914 and $0 during the six months ended June 30, 2010 and 2009, respectively, for prior year tax payments.
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
NOTE 4: Long-Term Debt Obligations
The Company has available a revolving loan facility with PNC Bank (“PNC”), formerly known as National City Bank, equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 2.85% as of June 30, 2010. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $2,651 and $1,208 for the six and three months ended June 30, 2010, respectively. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $966,027 at June 30, 2010. Available for borrowing under the revolving loan on June 30, 2010 was $844,114. The carrying amount of receivables that served as collateral for borrowings totaled $1,810,141 at June 30, 2010.
The Company had an acquisition loan of $500,000 with PNC (the “Acquisition Loan”). The Acquisition Loan was repaid and expired on December 21, 2009. All borrowings under the Acquisition Loan were collateralized by substantially all assets of the Company. Borrowings under the Acquisition Loan bore interest at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan were $0 and $500,000 at June 30, 2010 and June 30, 2009, respectively.
The revolving loan facility (the “Loan Agreement”) is and the Acquisition Loan (the “Loan Agreements”) was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of June 30, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
The Loan Agreement contains certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of June 30, 2010, the Company believes it was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without PNC’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(447,519)	$(667,998)	$(670,650)	$(1,190,689)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021	29,038,021	29,038,021

Basic:
Net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.04)

Weighted average common shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

Diluted:
Net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.04)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

There were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the three and six months ended June 30, 2010 and June 30, 2009.
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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. As of June 30, 2010, there were 1,553,468 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.
At June 30, 2010, there were options to purchase 5,892,782 shares of Class A common stock outstanding consisting of 5,642,782 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were exercisable options to purchase an aggregate of 4,142,782 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were outside plan stock options as of June 30, 2010.
Information with respect to options is as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, January 1, 2010	5,892,782	$0.08 - $0.49	$0.27
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
—
Outstanding, June 30, 2010	5,892,782	$0.08 - $0.49	$0.27

The following table summarizes options exercisable at June 30, 2010:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

June 30, 2010	4,392,782	$0.21 — $0.49	$0.33	—	5.66 years

The following table summarizes non-vested options:

Option
Shares
January 1, 2010	2,133,340
Granted	—
Cancelled	—
Vested	(633,340)

June 30, 2010	1,500,000

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table:

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
Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. As of June 30, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.
Included within selling, general and administrative expense for the three months ended June 30, 2010 and June 30, 2009 was $9,378 and $28,914, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2010 and June 30, 2009 was $30,999 and $57,831, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of June 30, 2010, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.
NOTE 9: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2010, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of June 30, 2010 and June 30, 2009, the Company had $76,201 and $58,378 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana and foreign income tax in the United Kingdom. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had amounts accrued for interest and penalties as of June 30, 2010.
For the six months ended June 30, 2010 and June 30, 2009, the Company had $26,095 and $68,791, respectively, of income tax expense and for the three months ended June 30, 2010 and June 30, 2009, the Company had $27,978 of income tax benefit and $18,552 of income tax expense, respectively. The income tax benefit and expense are primarily related to the United Kingdom operations.
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
Summarized financial information concerning the Company’s reportable segments for the six months and three months ended June 30, 2010 and 2009 is shown in the following table.

	For Six Months Ended June 30, 2010
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$4,768,990	$2,390,705	$317,894	$40,500	$—	$7,518,089
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,803,598	1,298,364	30,303	29,897	—	5,162,162
Depreciation and Amortization	496,564	8,388	276,423	353	14,382	796,110
Income (loss) from operations	842,025	261,836	(1,218,765)	29,544	(517,495)	(602,855)
Long-lived assets	9,900,571	46,778	949,351	—	13,777	10,910,477

	For Six Months Ended June 30, 2009
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$5,664,666	$2,163,587	$260,357	$—	$—	$8,088,610
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	4,548,740	1,026,353	114,609	(684,153)	—	5,005,549
Depreciation and Amortization	469,998	18,187	236,730	11,495	17,541	753,951
Income (loss) from operations	1,709,094	(149,094)	(1,361,580)	(695,648)	(583,371)	(1,080,599)
Long-lived assets	9,926,923	33,940	1,017,846	99,446	48,132	11,126,287

	For Three Months Ended June 30, 2010
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$2,116,070	$1,264,214	$197,748	—	—	$3,578,032
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,714,972	711,286	8,614	51,074	—	2,485,946
Depreciation and Amortization	259,214	4,126	127,340	—	6,760	397,440
Income (loss) from operations	165,035	171,914	(638,574)	51,074	(202,794)	(453,345)
Long-lived assets	9,900,571	46,778	949,351	—	13,777	10,910,477

	For Three Months Ended June 30, 2009
	Electronic
	Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$2,789,909	$1,160,689	$188,724	—	—	$4,139,322
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,194,875	548,363	126,569	(439,162)	—	2,430,645
Depreciation and Amortization	243,381	9,454	119,539	5,747	8,770	386,891
Income (loss) from operations	739,224	(41,849)	(590,060)	(444,909)	(282,420)	(620,014)
Long-lived assets	9,926,923	33,940	1,017,846	99,446	48,132	11,126,287

The following table presents net revenues by geographic location.

	For Six Months Ended June 30, 2010
	United	United
	States	Kingdom	Consolidated

Revenues	$2,270,982	$5,247,107	$7,518,089
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,663,731	3,498,431	5,162,162
Depreciation and Amortization	334,319	461,791	796,110
Loss from operations	(428,182)	(174,673)	(602,855)
Long-lived assets	9,640,052	1,270,425	10,910,477

	For Six Months Ended June 30, 2009
	United	United
	States	Kingdom	Consolidated

Revenues	$2,259,592	$5,829,018	$8,088,610
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,104,164	3,901,385	5,005,549
Depreciation and Amortization	331,282	422,669	753,951
Income (loss) from operations	(1,336,359)	255,760	(1,080,599)
Long-lived assets	10,645,164	481,123	11,126,287

	For Three Months Ended June 30, 2010
	United	United
	States	Kingdom	Consolidated

Revenues	$1,233,441	$2,344,591	$3,578,032
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	950,596	1,535,350	2,485,946
Depreciation and Amortization	154,681	242,759	397,440
Loss from operations	(74,273)	(379,072)	(453,345)
Long-lived assets	9,640,052	1,270,425	10,910,477

	For Three Months Ended June 30, 2009
	United	United
	States	Kingdom	Consolidated

Revenues	$1,176,102	$2,963,220	$4,139,322
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	507,333	1,923,312	2,430,645
Depreciation and Amortization	166,682	220,209	386,891
Income (loss) from operations	(685,687)	65,673	(620,014)
Long-lived assets	10,645,164	481,123	11,126,287

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Company reported revenue in the EIM segment of $4.8 million and $5.7 million for the six months ended June 30, 2010 and 2009, respectively, and $2.1 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively. For the Telemanagement segment, the Company recorded revenues of $2.4 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively, and $1.3 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively. The Patent Enforcement segment recorded revenue of $40,500 and $0 for the six months ended June 30, 2010 and 2009 and no revenue for the three months ended June 30, 2010 and 2009. The VoIP segment recorded revenue of approximately $318,000 and $260,000 for the six months ended June 30, 2010 and 2009, respectively, and $198,000 and $189,000 for the three months ended June 30, 2010 and 2009, respectively.
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

The Company’s VoIP applications will help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. In 2007, the Company marketed two applications, emPulse, a web-based communications traffic analysis solution, and SmartRecord® IP, which enable service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical. The Company’s future success in the VoIP segment is directly related to the successful market penetration of emPulse and SmartRecord® IP.
Financial Condition
In the six months ended June 30, 2010, the stockholders’ equity decreased $494,588 from $8,536,147 as of December 31, 2009 to $8,041,559 as of June 30, 2010 primarily as a result of the six months ended June 30, 2010 net loss of $670,650. The Company realized a decrease in net current assets (current assets less current liabilities) of approximately $27,667 which was primarily attributable to the increase in accrued wages and income tax payable as of June 30, 2010.
At June 30, 2010, cash and cash equivalents were $241,615 compared to $508,836 at December 31, 2009, and such decrease was primarily attributable to cash provided by operating and financing activities offset by cash used in investing activities. Cash provided by operating activities in the six months ended June 30, 2010 amounted to $372,640 which was primarily related to the net operating loss of $670,650 being offset by depreciation and amortization of $796,110. Cash provided by financing activities related to net borrowings of $48,000 under the Company’s revolving loan facility during the six months ended June 30, 2010. Cash utilized in investing activities of $668,007 related to additions to property, equipment and software. The Company generates approximately 70% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has deteriorated by 7.5% in relation to the US dollar in the six months ended June 30, 2010.
Results of Operations (Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009)
Revenues
Revenues from operations for the six months ended June 30, 2010 decreased $570,521, or 7.1%, to $7,518,089 as compared to $8,088,610 for the six months ended June 30, 2009. Revenues derived from the UK operations represent 69.8% and 72.1% of total revenues for the six months ended June 30, 2010 and 2009, respectively. The US revenues increased by $11,390, or 0.5%, to $2,270,982 for the six months ended June 30, 2010 compared to $2,259,592 for the six months ended June 30, 2009. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 16.6% of the total revenues for the six months ended June 30, 2010 and 18.4% for the six months ended June 30, 2009. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2010, decreased $53,584, or 2.3%, to $2,345,324 as compared to $2,398,908 for the six months ended June 30, 2009. The decrease was primarily related to a decrease in revenue. The cost of products and services, excluding depreciation and amortization, was 31.4% of revenue for the six months ended June 30, 2010 as compared to 29.7% of revenue for the six months ended June 30, 2009. The increase in percentage is related to the decrease in revenue.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the six months ended June 30, 2010 decreased by $673,550, or 98.5%, to $10,603 as compared to $684,153 for the six months ended June 30, 2009. The decrease was primarily due to decreased professional fees associated with additional cost absorption of certain out-of-pocket expenses by the Company’s attorneys in connection with certain patent enforcement activities.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the six months ended June 30, 2010 decreased $178,565, or 4.6%, to

$3,742,320 compared to $3,920,885 for the six months ended June 30, 2009. The decrease in Selling, general and administrative expenses was primarily due to decreased selling costs related to a decrease in revenue.
Research and Development Expense
Research and development expense for the six months ended June 30, 2010 decreased $184,725, or 13.1%, to $1,226,587 as compared to $1,411,312 for the six months ended June 30, 2009. The decrease was primarily due to an increase in research and development being capitalized in the six months ended June 30, 2010. Research and development costs that were capitalized during the six months ended June, 2010 and June 30, 2009 amounted to $440,507 and $318,973, respectively.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2010 increased $42,159, or 5.6%, to $796,110 from $753,951 in the six months ended June 30, 2009. The increase was primarily associated with depreciation and amortization fixed assets acquired and software capitalized in 2009.
Amortization expense of developed software amounted to $307,573 and $300,768 for the six months ended June 30, 2010 and 2009, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Net interest expense decreased $1,149, or 2.7%, to $41,649 for the six months ended June 30, 2010 compared to $42,798 for the six months ended June 30, 2009.
The Company realized a loss on disposal of equipment of $51 for the six months ended June 30, 2010 and an income from disposal of equipment of $1,499 for the six months ended June 30, 2009.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2010, the Company’s valuation allowance related only to the net deferred tax assets in the United States.
The tax expense for the six months ended June 30, 2010 and June 30, 2009 of $26,095 and $68,791, respectively, was due to the pre-tax loss in the United Kingdom of $174,295 for the six months ended June 30, 2010 and a pretax income of $251,476 for the six months ended June 30, 2009.
Net Loss
Net loss decreased $520,039 to $670,650 for the six months ended June 30, 2010 compared to a net loss of $1,190,689 for the six months ended June 30, 2009. The decrease in net loss was primarily associated with the decrease in patent enforcement costs and an increase in the patent enforcement revenues.
Results of Operations (Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009)
Revenues
Revenues from operations for the three months ended June 30, 2010 decreased $561,290, or 13.6%, to $3,578,032 as compared to $4,139,322 for the three months ended June 30, 2009. Revenues derived from the UK operations represent 65.5% and 73.7% of total revenues for the three months ended June 30, 2010 and 2009, respectively. The US revenues increased by $57,339, or 4.9%, to $1,233,441 for the three months ended June 30, 2010 compared to $1,176,102 for the three months ended June 30, 2009. The increase in US revenues was primarily related to an increase in the revenue recognized in the US Telemangement segment. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 17.3% of the total revenues for the three months ended June 30, 2010 and 17.4% for the three months ended June 30, 2009. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base.
Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2010, decreased $126,355, or 10.0%, to $1,143,160 as compared to $1,269,515 for the three months ended June 30, 2009. The decrease in cost was primarily due to a decrease in revenue. The cost of products and services, excluding depreciation and amortization, was 31.9% of revenue for the three months ended June 30, 2010 as compared to 30.7% of revenue for the three months ended June 30, 2009.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended June 30, 2010 decreased by $490,236, or 111.6%, to a credit of $51,074 as compared to $439,162 for the three months ended June 30, 2009. The decrease was primarily due to additional cost absorption of certain out-of-pocket expenses by the Company’s attorneys in connection with certain patent enforcement activities and change to the respective estimated legal accrual.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended June 30, 2010 decreased $85,410, or 4.4%, to $1,861,182 compared to $1,946,592 for the three months ended June 30, 2009. The decrease in Selling, general and administrative expenses was primarily due to decreased selling costs.
Research and Development Expense
Research and development expense for the three months ended June 30, 2010 decreased $36,507, or 5.1%, to $680,669 as compared to $717,176 for the three months ended June 30, 2009. Research and development costs that were capitalized during the three months ended June 30, 2010 and June 30, 2009 amounted to $145,678 and $174,252, respectively.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2010 increased $10,549, or 2.7%, to $397,440 from $386,891 in the three months ended June 30, 2009. The increase was primarily associated with depreciation and amortization of fixed assets acquired and software capitalized in 2009.
Amortization expense of developed software amounted to $144,014 and $114,186 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $8,779, or 28.4%, to $22,152 for the three months ended June 30, 2010 compared to $30,931 for the three months ended June 30, 2009. The decrease in interest expense was primarily associated with the lower interest rates and lower outstanding borrowings under the Company’s acquisition loan.
The Company realized a gain on disposal of equipment of $1,499 for the three months ended June 30, 2009.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2010, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax (benefit) / expense for the three months ended June 30, 2010 and June 30, 2009 of $(27,978) and $18,552, respectively, was due to the pre-tax (loss) / income in the United Kingdom of $(228,368) and $62,881, respectively.
Net Loss
Net loss decreased $220,479 to $447,519 for the three months ended June 30, 2010 compared to a net loss of $667,998 for the three months ended June 30, 2009. The decrease in net loss was primarily associated with the decreased patent enforcement costs.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, decreased $267,221 to $241,615 as of June 30, 2010 compared to $508,836 as of December 31, 2009. The decrease in cash, cash equivalents, and short-term investments during the six months ended June 30, 2010 was predominately related cash spent on property, equipment, and software of $668,007 partially off-set by cash flows provided by operations of $372,640 along with cash provided by financing activities of $48,000. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $19,854.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the six months ended June 30, 2010 of $842,025, $261,836, $(1,218,765) and $29,544, respectively. The Corporate Allocation expense generated an operating loss of $(517,495) for the six months ended June 30, 2010. The United States location generated a loss from operations for the six months ended June 30, 2010 of $(428,182) which was primarily associated with losses generated in the VoIP segment and the Corporate Allocations expense. The United Kingdom location generated a loss from operations for the same period of $(174,673). For the six months ended June 30, 2009 the EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations of $1,709,094, $(149,094), $(1,361,580) and $(695,648), respectively. The Corporate Allocation expense generated an operating loss of $(583,371) for the six months ended June 30, 2009. The United States location generated a loss from operations for the six months ended June 30, 2009 of $(1,336,359) which was primarily associated with corporate expenses and a loss from the VoIP segment. The United Kingdom location generated income from operations for the same period of $255,760.
The Company has available a revolving loan facility with PNC Bank (“PNC”), formerly known as National City Bank, equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 2.85% as of June 30, 2010. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $2,651 and $1,208 for the six and three months ended June 30, 2010, respectively. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $966,027 at June 30, 2010. Available for borrowing under the revolving loan on June 30, 2010 was $844,114. The carrying amount of receivables that served as collateral for borrowings totaled $1,810,141 at June 30, 2010.
The Company had an acquisition loan of $500,000 with PNC (the “Acquisition Loan”). The Acquisition Loan was repaid and expired on December 21, 2009. All borrowings under the Acquisition Loan were collateralized by substantially all assets of the Company. Borrowings under the Acquisition Loan bore interest at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan were $0 and $500,000 at June 30, 2010 and June 30, 2009, respectively.
The revolving loan facility (the “Loan Agreement”) is and the Acquisition Loan (the “Loan Agreements”) was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of June 30, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
The Loan Agreement contains certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of June 30, 2010, the Company believes it was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without PNC’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $1,245,241 and $1,487,308 in the six months ended June 30, 2010 and June 30, 2009, respectively (16.6% of revenue for the six months ended June 30, 2010 and 18.4% or revenue for the six months ended June 30,

2009). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The Company experienced significant decreases in the processing for this customer and anticipates additional decreased processing revenue. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
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
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 8. “Financial Statements and Supplementary Date — Notes to Consolidated Financial Statements — Note 1” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of June 30, 2010, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2010.
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
The Company has allocated goodwill and a significant component of its intangible assets to CTI Billing Solutions Limited, as that entity is considered a separate reporting unit. The Company performed its annual impairment analysis on goodwill as of October 1, 2009, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The Company engaged the same outside firm as was used in past years to assist in this analysis. The Company is satisfied as to the qualifications and independence of this firm with respect to their ability to assist in this analysis. The results of this analysis indicated that there was no Step One impairment as of the date of our annual impairment determination.
The Company’s Class A common stock dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of August 10, 2010, the Company’s Class A common stock closed at $0.08 per share and the “market cap” for the Company’s stock was approximately $2.3 million which was well below the Company’s reported book value at June 30, 2010 of approximately $8.0 million.
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
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 75%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap” The Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at June 30, 2010. If the Company assesses market condition changes in our business, it may be required to reflect goodwill impairment in the future.
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
Stock Based Compensation. The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton formula to calculate the fair value of the stock options.
The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures.

Included within selling, general and administrative expense for the three months ended June 30, 2010 and June 30, 2009 was $9,378 and $28,914, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2010 and June 30, 2009 was $30,999 and $57,831, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of June 30, 2010, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts, thereby requiring the Company to sue the Government in the Court of Federal Claims. On October 29, 2009, the Court ruled on the parties’ patent invalidity and noninfringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross appealed. Briefing before the Federal Circuit commenced February 19, 2010 and was completed in July 2010. Oral argument before the Federal Circuit is expected to occur in the Fall of 2010.
Item 1A — Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed other than the risks described below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We may not have sufficient cash to repay amounts due under the loan agreement on December 30, 2010 absent an equity or debt financing or entering into a new credit facility with another financial institution or another financing transaction. If we are unsuccessful in completing a new financing or entering into a new credit facility on favorable terms to us or at all, our financial condition and operations may be materially adversely affected.
We are exploring a variety of alternative financing options, including a new credit facility to replace our existing facility and the sale of debt or equity to raise capital to be able to repay amounts due under our existing credit facility. There can be no assurances that we will be able to complete an equity or debt financing or enter into a new credit facility on terms that are favorable to us or at all. If we are unable to obtain a new credit facility or raise enough capital, we will be unable to meet our debt obligations to PNC Bank. If we cannot complete a new financing or enter into a new credit facility or complete a financing or close on a new credit facility on favorable terms to us, we may have to significantly curtail our operations, our ability to continue as a going concern may be jeopardized or we may be forced into a bankruptcy proceeding by the bank.
If we fail to meet our financial and other covenants under our loan agreement with PNC Bank, absent a waiver, we will be in default of the loan agreement and PNC Bank can take actions that would adversely affect our business.

There can be no assurances that we will be able to maintain compliance with the financial and other covenants in our loan agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether PNC Bank will grant waivers for our non-compliance. If there is an event of default by us under the loan agreement, we fail to comply with our covenant regarding the cash collateral account or we fail to make any payment under the loan agreement or amendment when due, PNC Bank has the option to, among other things, accelerate any and all of our obligations under the loan agreement, foreclose on our assets securing the loan agreement, and any of these actions would have a material adverse effect on our business, financial condition and results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3 — Defaults Upon Senior Securities.
     None.
Item 4 — (Removed and Reserved)
Item 5 — Other Information.
     None.
Item 6 — Exhibits.

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1	-Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	-Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2	-Section 1350 Certification of the Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ John Birbeck John Birbeck	Date: August 13, 2010
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek Manfred Hanuschek	Date: August 13, 2010
Chief Financial Officer
(Principal Financial Officer)