Form 10-Q
period 2010-09-30
CTI GROUP HOLDINGS INC
filed 2010-11-12
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
As of November 9, 2010, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of November 9, 2010, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

ITEM	PAGE
NO.	NO.
Forward Looking Statements	4

PART I — Financial Information
1. Financial Statements
Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	4
Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2010 and September 30, 2009	5
Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2010 and September 30, 2009	6
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and September 30, 2009	7
Notes to Consolidated Financial Statements (unaudited)	9
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
3. Quantitative and Qualitative Disclosures about Market Risk	27
4(T). Controls and Procedures	28

PART II — Other Information
1. Legal Proceedings	29
1A. Risk Factors	29
2. Unregistered Sales of Equity Securities and Use of Proceeds	29
3. Defaults Upon Senior Securities	29
4. (Removed and Reserved)	29
5. Other Information	29
6. Exhibits	30
Signatures	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Quarterly Report to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: effects of current economic crisis, reductions in the borrowing base under the revolving loan facility, ability to renew or obtain replacement loan facility, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-Q.
References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
	(unaudited)	2009
ASSETS
Cash and cash equivalents	$323,333	$508,836
Trade accounts receivable, less allowance for doubtful accounts of $71,444 and $59,199, respectively	2,825,552	2,381,293
Note and settlement receivable — short term	97,707	379,447
Prepaid expenses	380,294	329,720
Deferred financing costs	15,051	71,756
Other current assets	180,062	209,445

Total current assets	3,821,999	3,880,497

Long term settlement receivable — net of current portion	—	24,623
Property, equipment, and software, net	2,151,647	2,198,376
Intangible assets, net	3,370,590	3,882,209
Goodwill	4,896,990	4,896,990
Other assets	78,738	78,499

Total assets	$14,319,964	$14,961,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$432,178	$670,402
Accrued expenses	1,090,199	1,103,533
Accrued wages and other compensation	514,448	298,852
Income tax payable	295,582	62,057
Deferred income tax liability	114,603	256,461
Note payable	1,260,000	918,027
Deferred revenue	2,191,188	1,991,664

Total current liabilities	5,898,198	5,300,996

Lease incentive — long term	200,232	193,751
Deferred revenue — long term	275,554	127,306
Deferred income tax liability — long term	833,333	802,994

Total liabilities	7,207,317	6,425,047

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at September 30, 2010 and at December 31, 2009	291,783	291,783
Additional paid-in capital	26,010,919	25,968,526
Accumulated deficit	(19,369,437)	(17,970,400)
Other comprehensive income — foreign currency translation	371,525	438,381
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	7,112,647	8,536,147

Total liabilities and stockholders’ equity	$14,319,964	$14,961,194

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended
	September 30,
	2010	2009
Revenues:
Software sales, service fee and license fee revenue	$10,824,098	$11,660,097
Patent license fee and enforcement revenues	40,500	—

	10,864,598	11,660,097

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	3,558,107	3,273,946
Patent license fee and enforcement cost	7,450	812,892
Selling, general and administration	5,542,584	5,723,105
Research and development	1,798,569	1,994,163
Depreciation and amortization	1,231,223	1,146,724

Loss from operations	(1,273,335)	(1,290,733)

Other expense
Interest expense, net of interest income of $23,012 and $61,627, respectively	72,998	70,256
Other expense / (income)	51	(1,201)

Total other expense	73,049	69,055

Loss before income taxes	(1,346,384)	(1,359,788)

Tax expense	52,654	168,450

Net loss	(1,399,038)	(1,528,238)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(66,855)	(7,724)

Comprehensive loss	$(1,465,893)	$(1,535,962)

Basic and diluted net loss per common share	$(0.05)	$(0.05)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	September 30,
	2010	2009
Revenues:
Software sales, service fee and license fee revenue	$3,346,509	$3,571,487
Patent license fee and enforcement revenues	—	—

	3,346,509	3,571,487

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,212,783	875,038
Patent license fee and enforcement cost	(3,153)	128,739
Selling, general and administration	1,800,264	1,802,220
Research and development	571,982	582,851
Depreciation and amortization	435,113	392,773

Loss from operations	(670,480)	(210,134)

Other expense
Interest expense, net of interest income of $3,068 and $10,495, respectively	31,349	27,458
Other expense	—	298

Total other expense	31,349	27,756

Loss before income taxes	(701,829)	(237,890)

Tax expense	26,559	99,659

Net loss	(728,388)	(337,549)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(210,582)	17,233

Comprehensive loss	$(938,970)	$(320,316)

Basic and diluted net loss per common share	$(0.03)	$(0.01)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,399,038)	$(1,528,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,231,223	1,146,724
Provision for doubtful accounts	29,500	27,830
Deferred income taxes	(88,904)	(250,850)
Amortization of deferred financing fees	56,705	82,771
Non-cash interest charge	2,006	2,006
Recognition of rent incentive benefit	46,117	25,138
Stock option grant expense	40,387	85,144
Loss on disposal of property and equipment	53	275
Changes in operating assets and liabilities:
Trade receivables	(516,985)	106,707
Note and settlement receivables	306,362	289,904
Prepaid expenses	(53,971)	(117,714)
Income taxes	235,567	153,539
Other assets	31,574	(91,087)
Accounts payable	(231,822)	331,400
Accrued expenses	(36,795)	(149,418)
Accrued wages and other compensation	218,330	(53,291)
Deferred revenue	391,963	664,222

Cash provided by operating activities	262,272	725,062

Cash flows used in investing activities:
Additions to property, equipment, and software	(786,932)	(923,197)

Cash used in investing activities	(786,932)	(923,197)

Cash flows provided by financing activities:
Borrowings under credit agreements	3,031,000	3,714,000
Repayments under credit agreements	(2,689,027)	(3,353,000)

Cash provided by financing activities	341,973	361,000

Effect of foreign currency exchange rates on cash and cash equivalents	(2,816)	109,699

Increase / (decrease) in cash and cash equivalents	(185,503)	272,564

Cash and cash equivalents, beginning of period	508,836	341,936

Cash and cash equivalents, end of period	$323,333	$614,500

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
The Company realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable. The Company recognized $40,500 and $0 in revenues associated with patent license fee and enforcement activities in the nine months ended September 30, 2010 and September 30, 2009, respectively.
Amortization expense of developed software amounted to $559,127 and $420,128 for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense of developed software amounted to $251,553 and $119,360 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $27,468 and $29,381 in interest related to the Company’s notes payable for the nine months ended September 30, 2010 and 2009, respectively.
The Company paid approximately $4,200 and $131,039 during the nine months ended September 30, 2010 and 2009, respectively, for prior year tax payments and approximately $17,000 and $0 for current year tax estimates for the nine months ended September 30, 2010 and 2009, respectively. The Company received income tax refunds of approximately $124,914 and $0 during the nine months ended September 30, 2010 and 2009, respectively, for prior year tax payments.
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
NOTE 4: Debt Obligations and Liquidity
The Company has available a revolving loan facility with PNC Bank (“PNC”), formerly known as National City Bank, equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 2.76% as of September 30, 2010. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $3,677 and $1,026 for the nine and three months ended September 30, 2010, respectively. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $1,260,000 at September 30, 2010. Available for borrowing under the revolving loan on September 30, 2010 was $706,023. The carrying amount of receivables that served as collateral for borrowings totaled $1,966,023 at September 30, 2010.
The Company had an acquisition loan of $500,000 with PNC (the “Acquisition Loan”). The Acquisition Loan was repaid and expired on December 21, 2009. All borrowings under the Acquisition Loan were collateralized by substantially all assets of the Company. Borrowings under the Acquisition Loan bore interest at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan were $0 and $500,000 at September 30, 2010 and September 30, 2009, respectively.
The revolving loan facility (the “Loan Agreement”) is and the Acquisition Loan (the “Loan Agreements”) was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of September 30, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
The Loan Agreement contains certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of September 30, 2010, the Company believes it was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without PNC’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
As of September 30, 2010, the Company had negative working capital of $2,076,199 and stockholders’ equity of $7,112,647. Included in current liabilities was deferred revenue of $2,191,188, which reflects revenue to be recognized in future periods. Therefore, the cash requirements associated with the deferred revenue are expected to be less than the recorded liability.
The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand,

anticipated increased cash generated from future operating activities, and from contemplated financing transactions, whether from issuing additional long-term debt or from shareholder advances, as well as from borrowings available under the line of credit, will be sufficient to support its operations. If the Company is unable to enter into a new credit facility or raise funds through the sale of debt or equity by December 30, 2010, the Company will seek additional funds from Fairford. There can be no assurance, however, that Fairford will provide additional funding to the Company. If the Company is unable to raise funds through these financing transactions it would have a material adverse effect on the Company’s operations, financial condition, results of operations and its ability to continue as a going concern. If the Company is unable to complete a financing, obtain a new credit facility or received additional funds from Fairford by December 30, 2010, the Company will be unable to meet its debt obligations to PNC. If the Company is unable to pay its obligations to PNC when they become due, the Company may be forced to restrict its operations and PNC has the right, among other things, to declare an event of default which would enable PNC to foreclose on the Company’s assets securing the Loan Agreement.
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand. The Company intends to seek a replacement revolving loan facility. If the Company is not successful in obtaining a replacement revolving loan facility, it will seek additional funds from Fairford. There can be no assurance that Fairford will provide additional funding to the Company, if needed, or that the Company will be successful in obtaining a replacement revolving loan facility.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(728,388)	$(337,549)	$(1,399,038)	$(1,528,238)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021	29,038,021	29,038,021

Basic:
Net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.05)

Weighted average common shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

Diluted:
Net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.05)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

There were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the three and nine months ended September 30, 2010. For the nine months and three months ended September 30, 2009, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the nine and three months ended September 30, 2009, would have been 178,511 and 248,039, respectively.
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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. As of September 30, 2010, there were 1,585,468 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.
At September 30, 2010, there were options to purchase 5,860,782 shares of Class A common stock outstanding consisting of 5,610,782 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were exercisable options to purchase an aggregate of 4,494,112 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were outside plan stock options as of September 30, 2010.
Information with respect to options is as follows:

		Exercise
		Price Range	Weighted Average
	Options Shares	Per Share	Exercise Price
Outstanding, January 1, 2010	5,892,782	$0.08 – $0.49	$0.27
Granted	—	—	—
Exercised	—	—	—
Cancelled	32,000	$0.21 – $0.34	$0.24

Outstanding, September 30, 2010	5,860,782	$0.08 – $0.49	$0.27

The following table summarizes options exercisable at September 30, 2010:

		Exercise Price Range	Weighted Average	Aggregate Intrinsic	Weighted Remaining
	Option Shares	Per Share	Exercise Price	Value	Contractual Term
September 30, 2010	4,744,112	$0.08 - $0.49	$0.31	—	5.69 years
The following table summarizes non-vested options:

Option Shares
January 1, 2010	2,133,340
Granted	—
Cancelled	—
Vested	(1,016,670)

September 30, 2010	1,116,670

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
Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of September 30, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.
Included within selling, general and administrative expense for the three months ended September 30, 2010 and September 30, 2009 was $9,388 and $27,313, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2010 and September 30, 2009 was $40,387 and $85,144, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of September 30, 2010, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.
NOTE 9: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of September 30, 2010, the Company’s valuation allowance related only to net deferred tax assets in the United States.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of September 30, 2010 and December 31, 2009, the Company had $79,530 and $65,908 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had amounts accrued for interest and penalties as of September 30, 2010.
For the nine months ended September 30, 2010 and September 30, 2009, the Company had $52,654 and $168,450, respectively, of income tax expense and for the three months ended September 30, 2010 and September 30, 2009, the Company had $26,559 and $99,659 of income tax expense, respectively. The income tax benefit and expense are primarily related to the United Kingdom operations.
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
Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended September 30, 2010 and 2009 is shown in the following tables.

	For Nine Months Ended September 30, 2010
	Electronic
	Invoice Management	Telemanagement	VoIP	Patent Enforcement	Corporate Allocation	Consolidated

Revenues	$6,860,275	$3,475,198	$488,625	$40,500	$—	$10,864,598
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	5,342,442	1,901,443	22,106	33,050	—	7,299,041
Depreciation and Amortization	795,780	12,768	404,528	353	17,794	1,231,223

	1,021,170	399,025	(1,885,984)	32,697	(840,243)	(1,273,355)
Long-lived assets	9,595,997	62,192	829,411	—	10,365	10,497,965

	For Nine Months Ended September 30, 2009
	Electronic
	Invoice Management	Telemanagement	VoIP	Patent Enforcement	Corporate Allocation	Consolidated

Revenues	$7,880,830	$3,406,935	$372,332	$—	$—	$11,660,097
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	6,597,480	1,673,844	114,827	(812,892)	—	7,573,259
Depreciation and Amortization	715,982	27,898	362,588	13,944	26,312	1,146,724

Income (loss) from operations	2,474,397	(74,409)	(2,037,060)	(826,836)	(826,825)	(1,290,733)
Long-lived assets	10,029,491	31,715	1,071,362	96,997	56,818	11,286,383

	For Three Months Ended September 30, 2010
	Electronic
	Invoice Management	Telemanagement	VoIP	Patent Enforcement	Corporate Allocation	Consolidated

Revenues	$2,091,285	$1,084,493	$170,731	—	—	$3,346,509
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,538,844	603,079	(8,197)	3,153	—	2,136,879
Depreciation and Amortization	299,216	4,380	128,105	—	3,412	435,113

Income (loss) from operations	179,145	137,189	(667,219)	3,153	(322,748)	(670,480)
Long-lived assets	9,595,997	62,192	829,411	—	10,365	10,497,965

	For Three Months Ended September 30, 2009
	Electronic
	Invoice Management	Telemanagement	VoIP	Patent Enforcement	Corporate Allocation	Consolidated

Revenues	$2,216,164	$1,243,348	$111,975	—	—	$3,571,487
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,048,740	647,491	218	(128,739)	—	2,567,710
Depreciation and Amortization	245,984	9,711	125,858	2,449	8,771	392,773

Income (loss) from operations	765,303	74,685	(675,480)	(131,188)	(243,454)	(210,134)
Long-lived assets	10,029,491	31,715	1,071,362	96,997	56,818	11,286,383

     The following table presents net revenues by geographic location.

	For Nine Months Ended September 30, 2010
	United States	United Kingdom	Consolidated
Revenues	$3,275,401	$7,589,197	$10,864,598

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,309,225	4,989,816	7,299,041
Depreciation and Amortization	483,057	748,166	1,231,223
Loss from operations	(950,634)	(322,721)	(1,273,355)
Long-lived assets	9,336,499	1,161,466	10,497,965

	For Nine Months Ended September 30, 2009
	United States	United Kingdom	Consolidated
Revenues	$3,266,908	$8,393,189	$11,660,097
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,710,690	5,862,569	7,573,259
Depreciation and Amortization	499,511	647,213	1,146,724
Income (loss) from operations	(1,791,970)	501,237	(1,290,733)
Long-lived assets	10,491,941	794,442	11,286,383

	For Three Months Ended September, 2010
	United States	United Kingdom	Consolidated
Revenues	$1,004,419	$2,342,090	$3,346,509

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	645,494	1,491,385	2,136,879
Depreciation and Amortization	148,738	286,375	435,113
Loss from operations	(522,432)	(148,048)	(670,480)
Long-lived assets	9,336,499	1,161,466	10,497,965

	For Three Months Ended September 30, 2009
	United States	United Kingdom	Consolidated
Revenues	$1,007,316	$2,564,171	$3,571,487
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	606,526	1,961,184	2,567,710
Depreciation and Amortization	168,229	224,544	392,773
Income (loss) from operations	(455,611)	245,477	(210,134)
Long-lived assets	10,491,941	794,442	11,286,383

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
The Company reported revenue in the EIM segment of $6.9 million and $7.9 million for the nine months ended September 30, 2010 and 2009, respectively, and $2.1 million and $2.2 million for the three months ended September 30, 2010 and 2009, respectively. For the Telemanagement segment, the Company recorded revenues of $3.5 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively, and $1.1 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively. The Patent Enforcement segment recorded revenue of $40,500 and $0 for the nine months ended September 30, 2010 and 2009 and no revenue for the three months ended September 30, 2010 and 2009. The VoIP segment recorded revenue of approximately $489,000 and $372,000 for the nine months ended September 30, 2010 and 2009, respectively, and $171,000 and $112,000 for the three months ended September 30, 2010 and 2009, respectively.
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
Financial Condition
In the nine months ended September 30, 2010, the stockholders’ equity decreased $1,423,500 from $8,536,147 as of December 31, 2009 to $7,112,647 as of September 30, 2010 primarily as a result of the nine months ended September 30, 2010 net loss of $1,399,038. The Company realized a decrease in net current assets (current assets less current liabilities) of approximately $655,700 which was primarily attributable to the increases in short-term notes payable, accrued wages and other compensation and deferred revenue as of September 30, 2010.
At September 30, 2010, cash and cash equivalents were $323,333 compared to $508,836 at December 31, 2009, and such decrease was primarily attributable to cash provided by operating and financing activities offset by cash used in investing activities. Cash provided by operating activities in the nine months ended September 30, 2010 amounted to $262,272 which was primarily related to the net operating loss of $1,399,038 being offset by depreciation and amortization of $1,231,223. Cash provided by financing activities related to net borrowings of $341,973 under the Company’s revolving loan facility during the nine months ended September 30, 2010. Cash utilized in investing activities of $786,932 related to additions to property, equipment and software. The Company generates approximately 70% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has deteriorated by 2.2% in relation to the US dollar during the nine month period ended September 30, 2010.
As disclosed elsewhere herein, the Company’s revolving loan facility with PNC Bank expires on December 30, 2010 and any amounts then outstanding will be due and payable. As of September 30, 2010, there was $1,260,000 outstanding under the revolving loan facility.
In October 2010, in order to supplement the Company’s liquidity, Fairford Holdings Ltd. (“Fairford”) advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand. As of September 30, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford, owns stock warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia
The $500,000 advance from Fairford, created a technical default regarding the loan covenant on limitation on additional indebtedness under the revolving line of credit agreement. The bank granted a waiver of the technical default of the loan covenants created by the advance from Fairford. Furthermore, in connection with the waiver, the bank reduced the maximum available under the revolving line of credit from $3,000,000 to $2,000,000.
The Company will not have sufficient cash to repay amounts due under the revolving loan facility absent an equity or debt financing or entering into a new credit facility with another financial institution or another financing transaction, which is sufficient to repay the amount outstanding to PNC. The Company is exploring a variety of alternative financing options, including a new credit facility to replace the facility currently provided by PNC and the sale of debt or equity. If the Company is unable to enter into a new credit facility or raise funds through the sale of debt or equity by December 30, 2010, the Company will seek additional funds from Fairford. There can be no assurance, however, that Fairford will provide additional funding to the Company.
There can be no assurances that the Company will be able to complete an equity or debt financing, enter into a new credit facility with sufficient capacity on terms that are favorable to the Company or at all. The Company’s failure to complete a new financing, enter into a new credit facility on unfavorable terms to the Company or receive funds from Fairford would have a material adverse effect on the Company’s operations, financial condition, results of operations and its ability to continue as a going concern. If the Company is unable to complete a financing, obtain a new credit facility or received additional funds from Fairford by December 30, 2010, the Company will be unable to meet its debt obligations to PNC. If the Company is unable to pay its obligations to PNC when they become due, the Company may be forced to restrict its operations and PNC has the right, among other things, to declare an event of default which would enable PNC to foreclose on the Company’s assets securing the Loan Agreement (as defined below).

We are seeking to increase profitability, cash flow and liquidity. Management’s plans include securing new customers, reducing overhead costs and seeking a more competitive capital structure. Although we continue to pursue these plans, there is no assurance that we will be successful in generating such profitable operations.
Results of Operations (Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009)
Revenues
Revenues from operations for the nine months ended September 30, 2010 decreased $795,499, or 6.8%, to $10,864,598 as compared to $11,660,097 for the nine months ended September 30, 2009. Revenues derived from the UK operations represent 69.9% and 72.0% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. The decrease in UK revenues is primarily related to the focus on non-billable professional services in 2010 in order to retain revenue into future periods. The US revenues increased by $8,493, or 0.3%, to $3,275,401 for the nine months ended September 30, 2010 compared to $3,266,908 for the nine months ended September 30, 2009. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 16.9% of the total revenues for the nine months ended September 30, 2010 and 18.9% for the nine months ended September 30, 2009. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2010, increased $284,161, or 8.7%, to $3,558,107 as compared to $3,273,946 for the nine months ended September 30, 2009. The increase was primarily related to costs associated with professional services work. The cost of products and services, excluding depreciation and amortization, was 32.9% of revenue for the nine months ended September 30, 2010 as compared to 28.1% of revenue for the nine months ended September 30, 2009. The increase in percentage is related to the decrease in revenue along with the increased cost in non-billable professional services work associated with retaining current customers.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the nine months ended September 30, 2010 decreased by $805,442, or 99.1%, to $7,450 as compared to $812,892 for the nine months ended September 30, 2009. The decrease was primarily due to decreased professional fees associated with additional cost absorption of certain out-of-pocket expenses by the Company’s attorneys in connection with certain patent enforcement activities.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the nine months ended September 30, 2010 decreased $180,521, or 3.2%, to $5,542,584 compared to $5,723,105 for the nine months ended September 30, 2009. The decrease in Selling, general and administrative expenses was primarily due to decreased selling costs related to a decrease in revenue.
Research and Development Expense
Research and development expense for the nine months ended September 30, 2010 decreased $195,594, or 9.8%, to $1,798,569 as compared to $1,994,163 for the nine months ended September 30, 2009. The decrease was primarily due to an increase in research and development being allocated to cost of sales in the nine months ended September 30, 2010. Research and development costs that were capitalized during the nine months ended September 30, 2010 and September 30, 2009 amounted to $521,002 and $747,960, respectively. Research and development costs allocated to cost of goods sold during the nine months ended September 30, 2010 and September 30, 2009 amounted to $910,123 and $268,032, respectively.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2010 increased $84,499, or 7.4%, to $1,231,223 from $1,146,724 in the nine months ended September 30, 2009. The increase was primarily associated with amortization of developed software. Amortization expense of developed software amounted to $559,127 and $420,128 for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.

Other Income and Expense
Net interest expense increased $2,742, or 3.9%, to $72,998 for the nine months ended September 30, 2010 compared to $70,256 for the nine months ended September 30, 2009.
The Company realized a loss on disposal of equipment of $51 for the nine months ended September 30, 2010 and an income from disposal of equipment of $1,201 for the nine months ended September 30, 2009.
Taxes
The tax expense for the nine months ended September 30, 2010 and September 30, 2009 of $52,654 and $168,450, respectively, was due to the pre-tax loss in the United Kingdom of $327,650 for the nine months ended September 30, 2010 and a pretax income of $493,720 for the nine months ended September 30, 2009.
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2010, the Company’s valuation allowance related only to the net deferred tax assets in the United States.
Net Loss
Net loss decreased $129,200 to $1,399,038 for the nine months ended September 30, 2010 compared to a net loss of $1,528,238 for the nine months ended September 30, 2009. The decrease in net loss was primarily associated with lower patent enforcement costs and higher patent enforcement revenues.
Results of Operations (Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009)
Revenues
Revenues from operations for the three months ended September 30, 2010 decreased $224,978, or 6.3%, to $3,346,509 as compared to $3,571,487 for the three months ended September 30, 2009. Revenues derived from the UK operations represented 70.0% and 71.8% of total revenues for the three months ended September 30, 2010 and 2009, respectively. The decrease in UK revenues was primarily related to the focus on non-billable professional services in 2010 in order to retain revenue into future periods. The US revenues decreased by $2,897, or 0.3%, to $1,004,419 for the three months ended September 30, 2010 compared to $1,007,316 for the three months ended September 30, 2009. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 17.6% of the total revenues for the three months ended September 30, 2010 and 20.0% for the three months ended September 30, 2009. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2010, increased $337,745, or 38.6%, to $1,212,783 as compared to $875,038 for the three months ended September 30, 2009. The increase was primarily related to an increase in professional services cost. The cost of products and services, excluding depreciation and amortization, was 36.2% of revenue for the three months ended September 30, 2010 as compared to 24.5% of revenue for the three months ended September 30, 2009. The increase in percentage is related to the decrease in revenue along with the increased cost in non-billable professional services work associated with retaining current customers.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended September 30, 2010 decreased by $131,892, or 102.4%, to a credit of $3,153 as compared to $128,739 for the three months ended September 30, 2009. The decrease was primarily due to additional cost absorption of certain out-of-pocket expenses by the Company’s attorneys in connection with certain patent enforcement activities and change to the respective estimated legal accrual.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended September 30, 2010 decreased $1,956, or 0.1%, to $1,800,264 compared to $1,802,220 for the three months ended September 30, 2009.

Research and Development Expense
Research and development expense for the three months ended September 30, 2010 decreased $10,869, or 1.9%, to $571,982 as compared to $582,851 for the three months ended September 30, 2009. Research and development costs that were capitalized during the three months ended September 30, 2010 and September 30, 2009 amounted to $80,495 and $428,987, respectively. Research and development costs allocated to cost of goods sold during the three months ended September 30, 2010 and September 30, 2009 amounted to $422,835 and $(29,500), respectively.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2010 increased $42,340, or 10.8%, to $435,113 from $392,773 in the three months ended September 30, 2009. The increase was primarily associated with depreciation and amortization of fixed assets acquired and software capitalized in 2009.
Amortization expense of developed software amounted to $251,553 and $119,360 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense increased $3,891, or 14.2%, to $31,349 for the three months ended September 30, 2010 compared to $27,458 for the three months ended September 30, 2009. The increase in net interest expense was primarily associated with a decrease in interest income on notes receivable held by the Company as they near maturity.
The Company realized a loss on disposal of equipment of $298 for the three months ended September 30, 2009.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2010, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the three months ended September 30, 2010 and September 30, 2009 of $26,559 and $99,659, respectively, was due to the pre-tax income in the United Kingdom of $153,355 and $242,244, respectively.
Net Loss
Net loss increased $390,839 to $728,388 for the three months ended September 30, 2010 compared to a net loss of $337,549 for the three months ended September 30, 2009. The increase in net loss was primarily associated with the decreased revenues and capitalized research and development expense.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, decreased $185,503 to $323,333 as of September 30, 2010 compared to $508,836 as of December 31, 2009. The decrease in cash, cash equivalents, and short-term investments during the nine months ended September 30, 2010 was predominately related cash spent on property, equipment, and software of $786,932 partially off-set by cash flows provided by operations of $262,272 along with cash provided by financing activities of $341,973. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $2,816.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the nine months ended September 30, 2010 of $1,021,170, $399,025, $(1,885,984) and $32,697, respectively. The Corporate Allocation expense generated an operating loss of $(840,243) for the nine months ended September 30, 2010. The United States location generated a loss from operations for the nine months ended September 30, 2010 of $(950,634) which was primarily associated with losses generated in the VoIP segment and the Corporate Allocations expense. The United Kingdom location generated a loss from operations for the same period of $(322,721). For the nine months ended September 30, 2009 the EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations of $2,474,397, $(74,409), $(2,037,060) and $(826,836), respectively. The Corporate Allocation expense generated an operating loss of $(826,825) for the nine months ended September 30, 2009. The United States location generated a loss from operations for the nine months ended September 30, 2009 of $(1,791,970) which was primarily associated with corporate expenses and a loss from the VoIP segment. The United Kingdom location generated income from operations for the same period of $501,237.
The Company has available a revolving loan facility with PNC Bank (“PNC”), formerly known as National City Bank, equal to the lesser of (a) $3,000,000, (b) the sum of 80% of eligible domestic trade accounts receivable and 90% of eligible, insured foreign trade accounts receivable or (c) four times the sum of earnings before interest, taxes, depreciation and amortization for the trailing twelve month period. Outstanding borrowings under the revolving loan bear interest at LIBOR plus 2.50% payable monthly which amounted to 2.76% as of September 30, 2010. The Company also must pay an unused revolving loan commitment fee of 0.25% of the average daily amount by which the revolving loan commitment exceeds the outstanding principal amount. The amount paid on the unused revolving loan commitment fee amounted to $3,677 and $1,026 for the nine and three months ended September 30, 2010, respectively. The revolving loan expires on December 30, 2010. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the revolving loan was $1,260,000 at September 30, 2010. Available for borrowing under the revolving loan on September 30, 2010 was $706,023. The carrying amount of receivables that served as collateral for borrowings totaled $1,966,023 at September 30, 2010.
The Company had an acquisition loan of $500,000 with PNC (the “Acquisition Loan”). The Acquisition Loan was repaid and expired on December 21, 2009. All borrowings under the Acquisition Loan were collateralized by substantially all assets of the Company. Borrowings under the Acquisition Loan bore interest at LIBOR plus 2.00% payable monthly. The outstanding balances on the Acquisition Loan were $0 and $500,000 at September 30, 2010 and September 30, 2009, respectively.
The revolving loan facility (the “Loan Agreement”) is and the Acquisition Loan (the “Loan Agreements”) was secured by a guarantee from a wholly-owned subsidiary of Fairford Holdings Limited, a British Virgin Islands company (“Fairford”). As of September 30, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and director of the Company, is a director of Fairford and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is the director of Fairford.
The Loan Agreement contains certain financial covenants and restrictions on indebtedness, encumbrances, investments, business combinations, and other related items. As of September 30, 2010, the Company believes it was in compliance with all covenants. The more significant covenants under the Loan Agreements, include that, without PNC’s prior written consent, the Company shall not, and shall not permit any of its subsidiaries to: (i) incur or have outstanding any indebtedness in excess of $20,000 individually or $100,000 in the aggregate; (ii) dispose of all, or any part, of business or assets; (iii) make any acquisitions, or (iv) issue any additional shares of stock or other securities and the Company shall not issue more than 10% of the Company’s capital stock pursuant to its stock option plan on a fully-diluted basis.
The Company derives a substantial portion of its revenues from a single EIM customer. This single customer generated approximately $1.8 million and $2.2 in the nine months ended September 30, 2010 and September 30, 2009, respectively (16.9% of revenue for the nine months ended September 30, 2010 and 18.9% or revenue for the nine months ended September 30, 2009). This customer’s contract includes an automatic annual renewal provision; however, the contract can be terminated at any time by either party with four months advanced notice. The Company experienced significant decreases in the processing for this customer and anticipates additional decreased processing revenue. The loss of this customer would have a substantial negative impact on the Company’s financial condition and results of operations.
The Company’s primary sources of liquidity over the next twelve months will be cash on hand, anticipated increased cash generated from future operating activities and the cash available to the Company under the revolving loan facility.
The Company expects to continue to require funds to meet debt service obligations, capital expenditures and other non-operating expenses. The Company’s future capital requirements will depend on many factors, including revenue growth, expansion of service offerings and business strategy. The Company believes that expected future earnings from operations, available funds, together with existing revolving credit facility, will be adequate to satisfy its planned operations for the next 12 months. There can be no assurances that the Company will be successful in generating increased cash from future operating activities. If the Company is not successful in generating increased cash from operating activities, it would need to undertake, amongst other measures, cost containment and cost cutting activities, extend or seek a new revolving loan agreement or seek other additional capital resources.

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand. The Company intends to seek a replacement revolving loan facility. If the Company is not successful in obtaining a replacement revolving loan facility, it will seek additional funds from Fairford. There can be no assurance that Fairford will provide additional funding to the Company, if needed, or that the Company will be successful in obtaining a replacement revolving loan facility.
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
The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of September 30, 2010, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2010.
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
The Company’s Class A common stock dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of November 9, 2010, the Company’s Class A common stock closed at $0.08 per share and the “market cap” for the Company’s stock was approximately $0.9 million which was well below the Company’s reported book value at September 30, 2010 of approximately $7.1 million.
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
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 64%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap” The Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that it is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at September 30, 2010. If the Company assesses market condition changes in our business, it may be required to reflect goodwill impairment in the future.
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
Included within selling, general and administrative expense for the three months ended September 30, 2010 and September 30, 2009 was $9,388 and $27,313, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2010 and September 30, 2009 was $40,387 and $85,144, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $47,000, $38,000, $24,000 and $0 for the fiscal years ending December 31, 2010, 2011, 2012 and 2013, respectively, of compensation costs for nonvested stock options previously granted to employees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.

Item 4. Controls and Procedures.
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts, thereby requiring the Company to sue the Government in the Court of Federal Claims. On October 29, 2009, the Court ruled on the parties’ patent invalidity and noninfringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross appealed. Briefing before the Federal Circuit commenced February 19, 2010 and was completed in July 2010. Oral argument before the Federal Circuit took place on November 4, 2010. A decision is expected in the first half of 2011.
Item 1A — Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, “Item 1A-Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K and quarterly report on Form 10-Q have not materially changed. The risks in our Annual Report on Form 10-K and quarterly report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3 — Defaults Upon Senior Securities.
None.
Item 4 — (Removed and Reserved)
Item 5 — Other Information.
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. On November 12, 2010, the Company approved the terms and conditions of the advance from Fairford and approved the Company issuing a demand note to Fairford, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand. The Company intends to seek a replacement revolving loan facility. If the Company is not successful in obtaining a replacement revolving loan facility, it will seek additional funds from Fairford. There can be no assurance that Fairford will provide additional funding to the Company, if needed, or that the Company will be successful in obtaining a replacement revolving loan facility.
The $500,000 advance from Fairford, created a technical default regarding the loan covenant on limitation on additional indebtedness under the revolving line of credit agreement. The bank granted a waiver of the technical default of the loan covenants created by the advance from Fairford. Furthermore, in connection with the waiver, the bank reduced the maximum available under the revolving line of credit from $3,000,000 to $2,000,000.
As of September 30, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford, owns stock warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia

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

/s/ John Birbeck
John Birbeck	Date: November 12, 2010
Chief Executive Officer (Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: November 12, 2010
Chief Financial Officer (Principal Financial Officer)