Form 10-K
period 2010-12-31
CTI GROUP HOLDINGS INC
filed 2011-03-30
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 000-10560

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price of the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was $469,163.
     As of March 11, 2011, there were outstanding 29,178,271 shares (including treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s definitive proxy statement for the 2011 annual meeting of stockholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

CTI GROUP (HOLDINGS) INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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
Convergence and Complexity. The nature, size, needs and complexity of the telecommunications industry continue to change. Consolidation and service expansion continue to narrow the playing field in the Tier 1 service provider segment that includes Verizon Communications, Inc., Sprint Nextel Corporation and AT&T Inc. Opportunity exists within the Tier 1 segment but is not the primary focus of the Company. Broad opportunities exist in the smaller Tier 2, 3 and 4 market segments that include the regional, niche, and smaller markets. Expanded/bundled service offerings (local and long distance, voice and data, wireline and wireless, broadband DSL and cable-based access) are valued by end customers but add significant complexity to the customer/provider relationship. The industry has evolved around the Integrated Communications Provider (“ICP”) model. Many service providers are achieving or have developed their ICP model via acquisition and third-party resale. The Company’s EIM and Telemanagement software and services enable the ICPs to deliver a viable, integrated and converged experience to their customers — even if the providers’ internal systems and infrastructure may not yet support such integration.
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
Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create lasting relationships. CTI’s relationship with its largest customers has spanned more than a decade. For the years ended December 31, 2010 and 2009, the Company had sales to a single customer aggregating $2,413,325 (16% of revenues) and $2,849,514 (18% of revenues), respectively. Such customer represented 16% and 18% of software sales, service fee and license fee revenues for the years ended December 31, 2010 and 2009, respectively. The contract with this customer contains an automatic annual renewal provision renewable in March of each year; however, such agreement also contains a 120-day advance notice termination provision. The decline in revenue from this customer relates to the cancellation by the customer of several accounts that were under the service minimums. The contract with this customer was renewed in March 2011. The loss of this customer would have a substantial negative impact on the Company’s operations and financial condition. There are three EIM customers that totaled $5,218,466 (54% of EIM revenues) and $5,645,035 (55% of EIM revenues) for the years ended December 31, 2010 and 2009, respectively. A loss of any of these customers would have a negative impact on the EIM segment and CTI as a whole. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to alleviate production cessation.
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
Voice over Internet Protocol
As voice and data services continue to commoditize, the Company anticipates that service providers will be seeking alternative business models to replace revenue lost directly as a result of pricing pressures. The Company believes that one such business model is the delivery of managed or hosted voice and video services. The Company’s VoIP segment designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. Although the Company has seen what it believes to be positive results in its VoIP segment, due to the recent U.S. recession and unstable global economy, the growth has been slower than the Company anticipated.
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
Service providers can distribute these products to their managed and hosted service customers by either directly reselling the product or by integrating it into an existing service bundle, increasing the value and price of the overall bundle offering. The Company believes that the overall VoIP market will grow. Due to the recent U.S. recession and unstable global economy, the growth in the VoIP market has been slower than the Company anticipated.
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

The Company has historically undertaken numerous enforcement activities, in which it has been successful in certain instances in enforcing its patents. Patent enforcement revenues of $139,232 were recognized in 2010. As a matter of course, the defense of an outstanding lawsuit attacks the validity of the patents. The Company does not anticipate that such attack will be successful but the results of litigation are difficult to predict. There can be no assurance that the Company will continue to be successful in enforcing its patents in the future or potentially be defeated in its enforcement activities, which could then jeopardize the successful future enforcement activities. Since patent enforcement activities require significant outlay for professional legal costs, the Company anticipates it will undertake future enforcement activities under contingency arrangements with legal counsel. Except for legal out of pocket expenses, legal professional fees are typically payable upon successful recoveries. See Part I — Item 3. “Legal Proceedings.”
Employees
As of December 31, 2010, CTI employed 120 people on a full-time basis and 4 on a part-time basis: 41 full-time employees were located in the United States and 79 full-time employees were located in the United Kingdom. There were 3 part-time employees located in the United Kingdom and 1 part-time employee in the United States. None of the Company’s employees are represented by a labor union. The Company believes it maintains a good relationship with its workforce.
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
Technology, Research & Development
The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2010, research and development expenditures amounted to approximately $3,112,629 which included approximately $673,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord® and Analysis. In 2009, research and development expenditures amounted to approximately $3,588,330 which included approximately $1,093,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord® IP and Analysis.
Governmental Regulations
CTI does not believe that compliance with federal, state, local or foreign laws or regulations has a material effect on its capital expenditures, operating results or competitive position, or that it will be required to make any material capital expenditures in connection with governmental laws and regulations. The Company is not subject to industry specific laws or regulations.
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
The Company’s major competitors include: CheckFree Services Corp., edocs, Inc., Amdocs Limited, Oracle Systems, Veramark Technologies, Inc., Info Directions, Inc. In addition to these direct competitors, the Company faces intense competition from internal IT within the service providers’ business operations.
VoIP. The Company’s VoIP segment operates in an emerging and highly fragmented market. There are many competitors which may be better capitalized than the Company. The Company’s primary competitors of SmartRecord® IP include Telrex, Nice-Systems Ltd., and Orecx. emPulse competes against hosted call center applications such as CosmoCom and Contactual, Inc. When competing against these providers, CTI differentiates itself through both technological advantages and pricing strategies.
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
The recent economic crisis affecting the banking system and financial markets and the uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations. Additionally, we may not be able to borrow funds in a tightening credit market from financial institutions to fund future investing and operating activities which will prevent future growth
If conditions in the global economy, United States and United Kingdom economies, or other geographic markets remain uncertain or weaken further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.
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
The occurrence of any one or more of the foregoing could have a material negative effect on our financial condition and results of operations. For instance, in 2010 and 2009, we generated approximately 69% and 73%, respectively, of our revenues from operations in the United Kingdom. Revenues derived from operations in the United Kingdom were negatively impacted in 2010 as compared to 2009 due to the reduction in the average conversion rate of the British pound to the U.S. dollar.
If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.
We recognized net losses of approximately $3.3 million and $1.3 million in the years ended December 31, 2010 and December 31, 2009, respectively. Our accumulated deficit was approximately $21.3 million at December 31, 2010. Although we have developed a business plan and implemented a number of programs, including the discontinuance of unprofitable product lines or supporting duplicative product platforms, there can be no assurance that our business plan adequately addresses the circumstances and situations which will enable the Company to return to profitability. If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.
We may be required to record impairments on our intangible assets and goodwill which could have an adverse material impact on our financial condition and results of operations.
On December 22, 2006, we recorded intangible assets of approximately $6.0 million and goodwill of approximately $4.9 million related to the CTI Billing Solutions Limited acquisition. We continuously assess the value of the intangibles. In 2010, we recorded a $2.1 million impairment of goodwill. There can be no assurances that there will not be any further impairments on the value of such intangibles in the future. If these assets become impaired, such assets will be expensed in the periods they become impaired which could have a material adverse impact on our financial condition and results of operations.
Since we derive a substantial percentage of our revenue from contracts with a few customers, the loss of one or all of these customers could have a negative impact on our financial condition and results of operations.
We derive a substantial portion of our revenues from a single customer. A single customer generated approximately $2.4 million (16% of total revenue) in revenues in fiscal 2010 and $2.8 million (18% of total revenue) in fiscal 2009. Although that customer’s contract includes an automatic annual renewal provision effective each March, it does contain a 120-day prior notification termination clause. The contract was automatically renewed in March 2011. The loss of that customer would have a substantial negative impact on our financial condition and results of operations. Our largest three customers total $5,218,466 (35% of total revenue) and $5,645,035 (36% of total revenue) in fiscal years 2010 and 2009, respectively. A loss of any of these customers would have a negative impact on our financial condition and results of operations.
We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations.
We invest significant resources in the research and development of new and enhanced software products and services. We incurred research and development expenses of approximately $2.4 million and $2.5 million during 2010 and 2009, respectively. In addition, we incurred and capitalized approximately $700 thousand and $1.1 million in internal software development costs which were primarily related to next generation releases of Analysis and SmartRecord® IP. The net book value of capitalized software amounted to approximately $1.5 million at December 31, 2010. We cannot provide assurances that we will be successful in our efforts selling new software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.
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
We own two patents used in our SmartBill® product which is a product in our EIM segment representing 20% of our total revenues in fiscal 2010, which cover a method and process to prepare, display, and analyze usage and cost information for services such as, but not limited to, telecommunications, financial card services, and utilities. Other companies have developed programs which replicate the patented technology and which we believe violates our patents. Although we have undertaken enforcement activities, including litigation, to protect or enforce our patents, we cannot assure you that the steps taken to protect the patented process will always be successful. Our failure to enforce our intellectual property rights could have a negative impact on our financial condition and results of operations. The patents expire in 2011.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting. Although we have completed our compliance for management’s report on internal control over financial reporting, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Failure to establish and maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.
Control of our stock is concentrated among our directors and executive officers and their respective affiliates who can exercise significant influence over all matters requiring stockholder approval.
As of March 11, 2011, our directors and executive officers and their respective affiliates beneficially owned 77.2% of the outstanding Class A common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of us.
We are subject to the penny stock rules which may adversely affect trading in our Class A common stock.
On March 11, 2011, the closing price of our Class A common stock was $0.09. Our Class A common stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Class A common stock, decrease liquidity of our Class A common stock and increase transaction costs for sales and purchases of our Class A common stock as compared to other securities.

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
Item 1B. Unresolved Staff Comments
Not applicable
Item 2. Properties
Rent and lease expense was $503,998 and $549,564 for the years ended December 31, 2010 and 2009, respectively. The Company leases 15,931 square feet of office space in Indianapolis for an average of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leased 3,485 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $70,000 per annum. The London lease expires in December 2013; however, it can be cancelled without penalty with a six month advance notice. The Company leased 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent of approximately $115,000. The Blackburn lease expires December 2011. The Company intends to renew the Blackburn lease but if the lease is not renewed, the Company anticipates that comparable space can be leased in Blackburn or surrounding areas. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.
Item 3. Legal Proceedings
Qwest Corporation
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
The Company settled with defendants Telephone Data Systems, Inc., Traq-Wireless, Inc., BellSouth Corporation and Convergys Corporation independently and dismissed the complaint against such companies. The Company also dismissed its complaint against Mid America Computer Corporation and Citizens Communications, Inc.
The Company amended its complaint to substitute Qwest Corporation and Qwest Communications International, Inc. as defendants instead of Qwest.
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
On November 12, 2004, the United States District Court for the Western District of Washington granted the Company’s motion to the extent of transferring the action to the United States District Court for the Southern

District of Indiana. The Company asserted counterclaims alleging patent infringement and the United States District Court for the Southern District of Indiana then consolidated the transferred action with the pending patent infringement lawsuit it filed in the United States District Court for the Southern District of Indiana.
On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts, thereby requiring the Company to sue the Government in the Court of Federal Claims. On October 29, 2009, the Court ruled on the parties’ patent invalidity and noninfringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross appealed. Briefing before the Federal Circuit was completed, and, on January 20, 2011, the Federal Circuit reversed the district court’s decision. On February 22, 2011, the Qwest entities filed a Petition for a Rehearing en banc. If the Federal Circuit’s decision remains unchanged following the court’s disposition of Qwest’s petition or a petition for certiorari review to the U.S. Supreme Court (if Qwest elects to seek such review), the case will return to the district court for trial.
Qwest Corporation filed a motion in the United States District Court for the Southern District of Indiana seeking to dismiss the complaint against it on jurisdictional grounds or, alternatively, to transfer the case to the United States District Court for the Western District of Washington. The parties then engaged in jurisdictional discovery. On February 14, 2005, the United States District Court for the Southern District of Indiana denied the motion as moot.
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

	Quarterly Class A Common Stock Price Ranges
	2010		2009
	High	Low	High	Low
1st Quarter	$0.09	$0.04	$0.12	$0.04
2nd Quarter	$0.10	$0.04	$0.14	$0.08
3rd Quarter	$0.08	$0.04	$0.15	$0.08
4th Quarter	$0.11	$0.02	$0.13	$0.06
At March 11, 2011, the closing price for a share of Class A common stock was $0.09.
At March 8, 2011, the number of stockholders of record of the Company’s Class A common stock was 417.
No dividends were paid on the Company’s Class A common stock in the fiscal years ended December 31, 2010 and 2009.
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
The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to these demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which the Company believes will provide the greatest returns on investment. The EIM segment, as compared to the other business segments, provides the predominant share of income from operations and cash flow from operations. The majority of revenues from the Telemanagement segment are derived from the Company’s United Kingdom operations.
The Company believes that as voice and data services continue to commoditize, service providers will seek alternative business models to replace revenue lost as a result of pricing pressures. One such alternative business model is the delivery of managed or hosted voice and video services. Although the Company has seen what it believes to be positive results in its VoIP segment, due to the recent U.S. recession and unstable global economy, the growth has been slower than anticipated.
Traditionally, organizations that required advanced voice and video services would purchase enabling communications hardware and software, operate and maintain this equipment, and depreciate the associated capital expense over time. This approach had two major disadvantages for such organizations. The first disadvantage is organizations would experience significant capital and operational expenditures related to acquiring these advanced services. The second disadvantage is the capabilities of the acquired equipment would not materially improve as voice and video service technology evolved.
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
Due to the profitability and average revenue per user advantage possible by delivering such managed and hosted service offerings, providers not only look to acquire new customers but to convert legacy customers onto the NGN platform. The Company believes that this conversion process could be significant. Many legacy features and functions are not available on NGN platforms, primarily due to the immaturity of the service delivery model.
The Company’s VoIP applications will help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. In 2007, the Company marketed two applications, emPulse, web-based communications traffic analysis solution, and SmartRecord® IP, which enable service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications will also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical. Due to the recent U.S. recession and unstable global economy, the growth in the VoIP market has been slower than the Company anticipated.
Financial Condition
In the fiscal year ended December 31, 2010, the stockholders’ equity decreased $3,305,353 from $8,536,147 as of December 31, 2009 to $5,230,794 as of December 31, 2010 primarily as a result of the fiscal year 2010 net loss of $3,328,115. At December 31, 2010, cash and cash equivalents were $680,046 compared to $508,836 at December 31, 2009. The Company realized a decrease in net current assets (current assets less current liabilities) of approximately $97 which was primarily attributable to increases in advances from a shareholder and deferred revenue offset by the increased cash and trade receivables.
The Company generates approximately 69% of its revenues from operations in the United Kingdom where the functional currency is the United Kingdom pound. Revenues derived from operations in the United Kingdom were negatively impacted in 2010 as compared to 2009 due to the reduction in the average conversion rate. The average conversion rate for the United Kingdom pound into a United States dollar for the year ended December 31, 2010 was 1.54 compared to 1.56 for the year ended December 31, 2009.
Results of Operations — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenue
Revenues from operations decreased $508,710 to $15,236,306 for the year ended December 31, 2010 as compared to $15,745,016 for the year ended December 31, 2009. Decreased revenues in 2010 were experienced by the EIM and Telemanagement segments offset by increases in the VoIP and Patent Enforcement segments. The EIM segment revenue decreased $584,696 primarily due to reduced processing revenue from the Company’s largest EIM customer. Telemanagement revenue decreased $466,852 to $4,544,245 for the year ended December 31, 2010 from $5,011,097 for the year ended December 31, 2009. The decrease in Telemanagement segment revenue was due to a decline in new systems installed in the United Kingdom. Revenue from the VoIP segment was $929,378 for the year ended December 31, 2010 which represents an increase of $403,606 compared to $525,772 of revenue recognized in the year ended December 31, 2009. The Patent Enforcement Segment recorded $139,232 of revenue in 2010 as compared to no revenue recorded in 2009. One major customer represented 16% of total revenues for the year ended December 31, 2010 and 18% of total revenues for the year ended December 31, 2009, and such customer represented 16% and 18% of software sales, service fee and license fee revenues for the year ended December 31, 2010 and the year ended December 31, 2009, respectively.
Costs of Products and Services Excluding Depreciation and Amortization
Costs of products and services, excluding depreciation and amortization, increased $436,817 to $4,838,719 as compared to $4,401,902 for the year ended December 31, 2009. The EIM segment cost of products and services, excluding depreciation and amortization, increased $270,722 primarily due to the increase in costs related to new installations and professional services. The VoIP segment cost of products and services, excluding depreciation and amortization, increased $387,307 primarily due to costs related to the increase in revenue. The Telemanagement segment cost of products and services, excluding depreciation and amortization, decreased $221,212 primarily due to costs related to the decrease in revenue. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 32.1% of revenue for the year ended December 31, 2010 as compared to 28.0% of revenue for the year ended December 31, 2009. The increase in the percentage was primarily due to an increase in professional services in the EIM segment and a reduction of revenue.
Patent License Fee and Enforcement Costs
Patent license fee and enforcement cost for the year ended December 31, 2010 decreased by $922,519 to $3,754 as compared to $926,273 for the year ended December 31, 2009. The decrease was primarily due to the increased level of legal expenses for the Company’s outside counsel in 2010 in connection with certain patent enforcement activities.
Selling, General and Administrative Costs
Selling, general and administrative expenses decreased $24,253 to $7,301,281 for the year ended December 31, 2010 compared to $7,325,534 for the year ended December 31, 2009. Selling, general and administrative costs decreased primarily due to the continued focus on cost control.
Research and Development Expense
Research and development expense decreased $55,283 to $2,440,084 for the year ended December 31, 2010 compared to $2,495,367 for the year ended December 31, 2009. The decrease in expense was primarily due to an increase of $159,690 in development costs that were allocated to cost of products due to increased developer time being spent on customer specific projects and new installations. The amount of capitalized development costs related to internally developed software for resale was $672,545 and $1,092,963 for the years ended December 31, 2010 and 2009, respectively. Research and development expense relates primarily to personnel costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2010 increased $91,364 to $1,666,573 for the year ended December 31, 2010 from $1,575,209 for the year ended December 31, 2009. This increase was primarily due to the amortization expense associated with VoIP and EIM internally developed software. Approximately $719,472 and $600,345 of amortization expense was related to capitalized software costs for the years ended December 31, 2010 and 2009, respectively.
Impairment on Goodwill
The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company recorded a goodwill impairment of $2,127,401 in 2010 and no impairment in 2009.
Interest Income and Other Income
Interest expense increased $28,302 for the year ended December 31, 2010 to $117,851 from $89,549 for the year ended December 31, 2009. The increase in interest expense was due to a higher average balance on the Company’s line of credit during the year.
Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. At December 31, 2010, the Company provided a valuation allowance against the Company’s deferred tax assets of the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, the deferred tax assets related to the United Kingdom operations do not have a valuation allowance.
The net tax expense of $68,253 for the year ended December 31, 2010 was primarily attributable to the earnings before tax of $24,084 realized from the Company’s United Kingdom operations. The goodwill impairment charge of $2,127,401 is not recognized in the determination of UK taxes. The net tax expense of $262,719 for the year ended December 31, 2009 was primarily attributable to the taxable profit of $1,165,358 realized from the Company’s United Kingdom operations.
Liquidity and Capital Resources
Historically, the Company’s principal need for funds has been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. Cash flows from operations and existing cash, cash equivalents, and short-term investments have been adequate to meet our business objectives. Cash, cash equivalents, and short-term investments increased by $171,210 to $680,046 as of December 31, 2010 from $508,836 as of December 31, 2009. Cash provided by operations was $596,105, cash used in investing activity was $795,344, and cash provided by financing activities was $387,614 for the year ended December 31, 2010. Cash flow provided by operations of $596,105 was primarily attributable to the Company’s add back of non-cash goodwill impairment of $2,127,401 and depreciation and amortization of $1,666,573 which partially off-set the net loss of $3,328,115. Cash flows used in investing activities of $795,344 related primarily to capitalized costs incurred in the development and enhancements of the Company’s products. Cash flows provided by financing activities of $387,614 was attributable to the amount borrowed from the Company’s majority shareholder partially off-set by payments made on the Company’s credit agreements. Cash generated from income from operations of the Telemanagement and Patent Enforcement segments of $484,271 and $135,125, respectively, was off-set by cash used in the EIM and VoIP segments of $253,315 and $2,459,066 and Corporate expenses of $1,048,521.
For December 31, 2010, income from operations on a geographical basis amounted to $26,164 for the United Kingdom and a loss of $3,167,670 for the United States. The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company’s EIM segment in the United States and the United Kingdom. As of December 31, 2010, the Company did not and as of the date of this Form 10-K does not have a credit facility in place.

The following table presents selected financial results by business segment:

	Electronic
	Invoice			Patent	Reconciling
	Management	Telemanagement	VoIP	Enforcement	Amounts	Consolidated

2010
Net revenues	$9,623,451	$4,544,245	$929,378	$139,232	$—	$15,236,306
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	7,617,212	2,467,320	173,823	135,478	—	10,393,833
Depreciation and Amortization	1,095,418	19,199	531,251	353	20,352	1,666,573
Impairment charge	2,127,401	—	—	—	—	2,127,401
Income / (loss) from operations	(253,315)	484,271	(2,459,066)	135,125	(1,048,521)	(3,141,506)
Long-lived assets	7,235,830	94,137	612,338	—	7,807	7,950,112

2009
Net revenues	$10,208,147	$5,011,097	$525,772	$—	$—	$15,745,016
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	8,472,630	2,712,960	157,524	(926,273)	—	10,416,841
Depreciation and Amortization	959,144	32,906	533,142	14,797	35,220	1,575,209
Income / (loss) from operations	3,320,111	436,716	(2,723,285)	(941,070)	(1,071,741)	(979,269)
Long-lived assets	9,951,304	37,633	1,035,189	24,976	31,595	11,080,697
The following table presents selected financial results by geographic location based on location of customer:

	United States	United Kingdom	Consolidated

2010
Net revenues	$4,669,288	$10,567,018	$15,236,306
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,306,032	7,087,801	10,393,833
Depreciation and Amortization	629,603	1,036,970	1,666,573
Impairment charge	2,127,401	—	2,127,401
Income / (loss) from operations	(3,167,670)	26,164	(3,141,506)
Long-lived assets	6,766,986	1,183,126	7,950,112

2009
Net revenues	$4,276,364	$11,468,652	$15,745,016
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	2,368,832	8,048,009	10,416,841
Depreciation and Amortization	706,418	868,791	1,575,209
Income / (loss) from operations	(2,222,184)	1,242,915	(979,269)
Long-lived assets	10,137,670	943,027	11,080,697

The Company’s net loss for the year ended December 31, 2010 of $3,328,115 was primarily due to the goodwill impairment charge of $2,127,401 and losses realized by the VoIP segment. The loss before taxes realized from the VoIP segment for the year ended December 31, 2010 was $2,459,377.
The Company’s net loss for the year ended December 31, 2009 of $1,333,376 was primarily due to losses realized by the VoIP segment. The loss from operations realized from the VoIP segment for the year ended December 31, 2009 was $2,721,252.
The Company derives a substantial portion of its revenues from a single EIM customer. For the years ended December 31, 2010 and 2009, the Company had sales to this single customer aggregating $2,413,325 (16% of total revenues) and $2,849,514 (18% of total revenues), respectively. Such customer represented 16% and 18% of software sales, service fee and license fee revenues for the years ended December 31, 2010 and 2009, respectively. The Company had receivables from this single customer of $182,991 (6% of trade accounts receivable, net) and $213,254 (9% of the trade accounts receivable, net) as of December 31, 2010 and December 31, 2009, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2011. The loss of this customer would have a substantial negative impact on the Company.
The Company had the following debt obligations (“Loan Agreements”):
During 2006, the Company had available a revolving loan with PNC Bank (“PNC”), formerly National City Bank, equal to the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account (the “Revolving Loan”). All borrowings are collateralized by substantially all assets of the Company. On November 13, 2007, the Company and PNC amended the revolving loan to reduce the available amount that could be advanced under the Loan Agreement to $3,000,000 and to remove the cash placed in a restricted account. Effective November 18, 2008, the Company and PNC entered into a Second Modification of Loan Documents (the “Second Modification”). The Second Modification reduced the amount of the $2,600,000 acquisition loan (the “Acquisition Loan”) entered into with PNC to $500,000 upon the Company’s prepayment of $2.1 million of the Acquisition Loan. The Second Modification also modified the terms of the Revolving Loan to state that the sum of (a) advances made on the Revolving Loan, and (b) any Company debt that is not secured by cash or a letter of credit, may not exceed four times the trailing twelve (12) month consolidated EBITDA as defined in the agreement. The revolving loan expired on December 30, 2010.
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand. The Company intends to seek a replacement revolving loan facility. If the Company is not successful in obtaining a replacement revolving loan facility, it will seek additional funds from Fairford. There can be no guarantee that Fairford will provide additional funding to the Company, if needed, or that the Company will be successful in obtaining a replacement revolving loan facility.
The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC on January 4, 2011, Fairford Holdings, Ltd. (“Fairford”) advanced to the Company $825,000. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand.
The Company is in the process of seeking a replacement revolving loan facility. If the Company is not successful in obtaining a replacement revolving loan facility, it will seek additional funds from Fairford. There can be no assurance that Fairford will provide additional funding to the Company, if needed, or that the Company will be successful in obtaining a replacement revolving loan facility.

In March 2011, the Company received a purchase order for EIM licenses in the U.K. totaling approximately $6 million in the first quarter of 2011 and expects to receive payment early in the second quarter of 2011. The contract is with an existing customer and the revenue will be recognized over the term of the three-year contract. The Company believes that this source of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months and to repay the Fairford demand notes.
The Company paid $39,602 in foreign income tax for the year ended December 31, 2010.
The Company paid $320,880 in foreign income tax, $6,262 for federal income tax in the United States, and $1,600 for state taxes in the United States for the year ended December 31, 2009.
Impairment
Accounting guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company had a net book value $1,507,325 of capitalized software costs as of December 31, 2010 which relates to active projects with current and future revenue streams.
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

At December 31, 2010, the Company provided a valuation allowance against the Company’s deferred tax assets of the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, deferred tax assets related to the United Kingdom operations do not have a valuation allowance.
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
Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There was an impairment of $2,127,401 in 2010 and no impairment in 2009. Goodwill was impaired due to a decrease in forecasted performance in CTI Billing Solutions Limited. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar.
The Company’s goodwill and significant component of its intangible assets relate to CTI Billing Solutions Limited. That entity is considered a separate reporting unit under accounting guidance and the Company performed its annual impairment analysis on goodwill as of the October 1, 2010 to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The Company engaged the same outside firm as was used in past years to assist in this analysis. The Company is satisfied as to the qualifications and independence of this firm with respect to their ability to assist in this analysis. The results of this analysis indicated that there was an impairment of $2,127,140 as of our assessment date.
Coincident with the decline in the overall stock market, the price of the Company’s common stock dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of March 11, 2011, the Company’s common stock closed at $.09 per share and the “market cap” for the Company’s stock was approximately $2.6 million which is well below the Company’s reported book value at December 31, 2010 of approximately $5.2 million.
Because of the significant decline in the Company’s stock price, the Company reviewed the assumptions utilized in the impairment determination and found that an impairment of $2,127,401 existed. The Company’s operations of the business units are primarily based on recurring revenues and have experienced an adverse change in anticipated performance which was considered in the impairment analysis.
The Company recognizes that the market for its stock is significantly below its book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; the fact that a significant portion of the Company’s Class A common stock (approximately 77%) is beneficially owned by its majority shareholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impact of these factors in terms of how they impact the difference between book value and our stock’s “market cap”, the Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that further impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that goodwill is not further impaired.
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
Accounting guidance requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company periodically evaluates capitalized computer software costs for impairment. The Company had a net book value of $1,507,325 of capitalized software costs as of December 31, 2010.
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
Deferred Financing Costs. Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Interest expense relating to the amortization of the deferred financing costs amounted to $96,131 for the year ended December 31, 2010.
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
Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company guarantees all of the Company’s debt. The Company incurred a non-cash charge $2,675 related to his guarantee for the years ended December 31, 2010 and December 31, 2009.
The Company incurred $58,000 in fees and $22,281 in expenses associated with the Board of Directors activities in 2010 and $63,000 in fees and approximately $26,303 in expenses associated with the Board of Directors activities in 2009.
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand. The Company intends to seek a replacement revolving loan facility to, among other things, replace the demand note. If the Company is not successful in obtaining a replacement revolving loan facility, it will seek additional funds from Fairford. There can be no assurance that Fairford will provide additional funding to the Company, if needed, or that the Company will be successful in obtaining a replacement revolving loan facility.
Recently Issued and Adopted Accounting Pronouncements
FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued guidance on subsequent events. This guidance established accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance became effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted the new guidance during the second quarter of 2009. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.
FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued guidance on the FASB accounting standards codification and hierarchy of generally accepted accounting principles. This guidance establishes the FASB Accounting Standards Codification as the authoritative source of accounting principals to be used in the preparation of the financial statements by nongovernmental entities. The guidance is effective for fiscal years and interim periods ending after September 15, 2009. The Company adopted this new guidance during the third quarter of 2009. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.
FASB ASU No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This ASU also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This ASU should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this ASU on a retrospective basis. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.
FASB ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue model or the guidance in revenue arrangements with multiple deliverables model, ASU No. 2009-13. Generally, if the software contained in or part of the arrangement with the tangible product is essential to the tangible product’s functionality, then the software is excluded from the software revenue guidance. The ASU also provides factors to consider in evaluating whether the software was essential to the tangible product or not. The disclosure requirements, effective date, and transition methods for this ASU are the same as those for ASU No. 2009-13. An entity must adopt both ASUs in the same period using the same transition method. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.
FASB issued ASU 2010-9 Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements in February 2010 (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.
FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements in January 2010 (“ASU 2010-6”). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
CTI Group (Holdings) Inc.
We have audited the accompanying consolidated balance sheets of CTI Group (Holdings) Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income / (loss) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP
Crowe Horwath LLP
Indianapolis, Indiana
March 29, 2011

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$680,046	$508,836
Trade accounts receivable, less allowance for doubtful accounts of $71,689 and $59,199, respectively	3,138,280	2,381,293
Note and settlement receivable	24,623	379,447
Prepaid expenses	315,411	329,720
Deferred financing costs	—	71,756
Deferred tax asset	112,172	—
Other current assets	209,863	209,445

Total current assets	4,480,395	3,880,497

Long term settlement receivable — net of current portion	—	24,623
Property, equipment, and software, net	1,902,343	2,198,376
Intangible assets, net	3,199,477	3,882,209
Goodwill	2,769,589	4,896,990
Other assets	78,703	78,499

Total assets	$12,430,507	$14,961,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$428,544	$670,402
Accrued expenses	1,037,650	1,103,533
Accrued wages and other compensation	303,829	298,852
Income tax payable	526,082	62,057
Deferred tax liability	—	256,461
Note payable	825,000	918,027
Advance from shareholder	505,016	—
Deferred revenue	2,274,870	1,991,664

Total current liabilities	5,900,991	5,300,996

Lease incentive — long term	187,365	193,751
Deferred revenue — long term	355,001	127,306
Deferred tax liability — long term	756,356	802,994

Total liabilities	7,199,713	6,425,047

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,178,271 issued at December 31, 2010 and at December 31, 2009	291,783	291,783
Additional paid-in capital	26,020,967	25,968,526
Accumulated deficit	(21,298,515)	(17,970,400)
Accumulated other comprehensive income	408,702	438,381
Treasury stock, 140,250 shares Class A common stock at December 31, 2010 and December 31, 2009 at cost	(192,143)	(192,143)

Total stockholders’ equity	5,230,794	8,536,147

Total liabilities and stockholders’ equity	$12,430,507	$14,961,194

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
Revenues:
Software sales, service fee and license fee	$15,097,074	$15,745,016
Patent license fee and enforcement	139,232	—

Total revenues	15,236,306	15,745,016

Cost and expenses:
Costs of products and services, excluding depreciation and amortization	4,838,719	4,401,902
Patent license fee and enforcement costs	3,754	926,273
Selling, general and administration	7,301,281	7,325,534
Research and development	2,440,084	2,495,367
Depreciation and amortization	1,666,573	1,575,209
Impairment on goodwill	2,127,401	—

Total costs and expenses	18,377,812	16,724,285

Loss from operations	(3,141,506)	(979,269)

Other income:
Interest expense	117,851	89,549
Other loss	505	1,839

Loss before income taxes	(3,259,862)	(1,070,657)

Tax expense	68,253	262,719

Net loss	(3,328,115)	(1,333,376)

Basic and diluted net loss per common share	$(0.11)	$(0.05)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
Cash flows provided by operating activities:
Net loss	$(3,328,115)	$(1,333,376)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,666,573	1,575,209
Impairment on goodwill	2,127,401	—
Allowance for doubtful accounts	30,365	48,012
Deferred income taxes	(373,391)	108,622
Amortization of deferred financing fees	96,131	103,671
Non-cash interest charge	2,675	2,675
Stock option grant expense	49,766	122,881
Rent incentive benefit	41,280	23,814
Loss on disposal of property and equipment	507	3,335
Changes in operating activities:
Trade accounts receivables	(877,901)	463,793
Note and settlement receivables	379,447	355,084
Prepaid expenses	7,831	4,278
Other assets	803	(157,924)
Accounts payable	(229,190)	149,100
Accrued expenses, wages and other compensation	(71,133)	(1,085,149)
Deferred revenue	601,740	772,476
Income taxes payable / refundable	471,316	(186,382)

Cash provided by operating activities	596,105	970,119

Cash flows used in investing activities:
Additions to property, equipment, and software	(795,344)	(1,277,177)

Cash used in investing activities	(795,344)	(1,277,177)

Cash flows provided by financing activities:
Borrowings under credit agreements	3,994,000	5,724,027
Repayments under credit agreements	(4,087,027)	(5,306,000)
Advance from shareholder	505,016	—
Payment of deferred financing fees	(24,375)	(38,023)

Cash provided by financing activities	387,614	380,004

Effect of foreign currency exchange rates on cash and cash equivalents	(17,165)	93,954

Increase in cash and cash equivalents	171,210	166,900
Cash and cash equivalents, beginning of year	508,836	341,936

Cash and cash equivalents, end of year	$680,046	$508,836

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME / (LOSS)
For the years ended December 31, 2010 and 2009

						Accumulated
			Additional			Other
	Class A Common Stock		Paid-in	Comprehensive	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Income / (loss)	deficit)	Income (loss)	Stock	Equity
Balance, January 1, 2009	29,178,271	$291,783	$25,842,970		$(16,637,024)	$462,804	$(192,143)	$9,768,390
Comprehensive Loss
Net loss	—	—	—	(1,333,376)	(1,333,376)	—	—	(1,333,376)
Foreign currency translation
Adjustments	—	—	—	(24,423)	—	(24,423)	—	(24,423)

Comprehensive loss	—	—	—	$(1,357,799)	—	—	—	—

Non-cash interest charge	—	—	2,675		—	—	—	2,675

Stock option expense	—	—	122,881		—	—	—	122,881

Balance, December 31, 2009	29,178,271	$291,783	$25,968,526		$(17,970,400)	$438,381	$(192,143)	$8,536,147
Comprehensive Loss
Net loss	—	—	—	(3,328,115)	(3,328,115)	—	—	(3,328,115)
Foreign currency translation
Adjustments	—	—	—	(29,679)	—	(29,679)	—	(29,679)

Comprehensive loss	—	—	—	$(3,357,794)	—	—	—	—

Non-cash interest charge	—	—	2,675		—	—	—	2,675

Stock option expense	—	—	49,766		—	—	—	49,766

Balance, December 31, 2010	29,178,271	$291,783	$26,020,967		$(21,298,515)	$408,702	$(192,143)	$5,230,794

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS: CTI Group (Holdings) Inc. and its wholly-owned subsidiaries (the “Company” or “CTI”) design, develop, market and support billing and data management software and services. The Company operates in four business segments: Electronic Invoice Management, Telemanagement, Voice over Internet Protocol and Patent Enforcement Activities. The majority of the Company’s business is in North America and Europe.
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
The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”) that the Company follows. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by nongovernmental entities. The FASB finalized the ASC effective for periods ending on or after September 15, 2009. Prior FASB standards like FASB Statement of Accounting Standards and FASB Staff Positions are no longer being issued by the FASB. For further discussion of the ASC, see “New Accounting Pronouncements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in the Form 10-K.
FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned United Kingdom-based subsidiaries. The financial statements of the Company’s foreign subsidiaries have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholders’ equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction loss of approximately $42,000 for the year ended December 31, 2010 and a transaction gain of approximately $17,000 for the year ended December 31, 2009.
CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and highly liquid investments. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.
ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2010 and 2009, advertising expense was $156,845 and $170,367, respectively.

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
FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, note and settlement receivables, accounts payable, accrued expenses, and debt payable. At December 31, 2010 and 2009, the book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments.
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
COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the greater of (a) the straight-line method over the estimated economic life of the product or (b) the ratio that the current gross revenue for the products bear to the total current and anticipated future gross revenue of the products. The accounting guidance requires the periodic evaluation of the net realizable value of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. See Note 4 — Property, Equipment and Software Development Costs. The Company capitalized $672,545 and $1,092,963 for the years ended December 31, 2010 and 2009, respectively, in costs related to its software development. The amortization expense for developed software which relates to cost of sales was $719,472 and $600,345 for the years ended December 31, 2010 and 2009, respectively.
GOODWILL AND INTANGIBLE ASSETS: The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company recorded a goodwill impairment of $2,127,401 in 2010 and no impairment in 2009. An impairment charge is recognized when the fair value of the asset is less than its carrying amount. The Company’s fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Purchased intangible assets other than goodwill are amortized on a straight line basis over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DEFERRED FINANCING COSTS: Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. Interest expense relating to the amortization of the deferred financing costs amounted to $96,131 and $103,671 for the years ended December 31, 2010 and December 31, 2009, respectively.
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
The following is a rollforward of the allowance for doubtful accounts

Balance as of January 1, 2009	$122,927

Provision	48,012
Bad debt write-off	(115,000)
Recovery of previously written-off accounts	—
Exchange rate fluctuation	3,260

Balance as of December 31, 2009	$59,199

Provision	30,365
Bad debt write-off	(16,659)
Recovery of previously written-off accounts	—
Exchange rate fluctuation	(1,216)

Balance as of December 31, 2010	$71,689

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
If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting. If the criteria for separate accounting are not met, the entire arrangement is accounted for in conformity with guidance related to long-term construction type contracts. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
INCOME TAXES: The Company accounts for income taxes following the accounting guidance for accounting for income taxes, which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of net deferred tax assets. See Note 7 of the Notes to Consolidated Financial Statements.
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

	For the Twelve Months Ended December 31,
	2010	2009
Net loss	$(3,328,115)	$(1,333,376)

Average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options	—	—

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021

Net loss per share — Basic:
Net loss per share	$(0.11)	$(0.05)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

Net loss per share — Diluted:
Net loss per share	$(0.11)	$(0.05)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

For the years ended December 31, 2010 and December 31, 2009, options and warrants to purchase 6,901,952 and 6,932,952 shares of Class A common stock, respectively, with exercise prices ranging from $.08 to $.49 were outstanding. There were no additional common shares to be issued, assuming exercise of stock options and

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock warrants, since all options and warrants had an exercise price higher than the average stock price for the year ended December 31, 2010. For the years ended December 31, 2010 and 2009, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the year ended December 31, 2009, would have been 161,815 shares.
CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks in the United States and United Kingdom. At times, these deposits may fluctuate significantly and may be in excess of statutory insured limits. As of December 31, 2010, such deposits exceeded statutory insured limits by $425,945. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off approximately $16,659 and $115,000 of receivables deemed to be uncollectible against the established allowance for doubtful accounts for the years ended December 31, 2010 and 2009, respectively.
COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income / (Loss).
RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $2,440,084 and $2,495,367 for the years ended December 31, 2010 and 2009, respectively.
SHIPPING AND HANDLING FEES AND COSTS: The Company bills customers for shipping and handling. Shipping and handling costs, which are included in cost of products and services in the accompanying consolidated statements of operations, include shipping supplies and third-party shipping costs.
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS: FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued guidance on subsequent events. This guidance establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance became effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted the new guidance during the second quarter of 2009. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.
FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued guidance on the FASB accounting standards codification and hierarchy of generally accepted accounting principles. This guidance establishes the FASB Accounting Standards Codification as the authoritative source of accounting principals to be used in the preparation of the financial statements by nongovernmental entities. The guidance is effective for fiscal years and interim periods ending after September 15, 2009. The Company adopted this new guidance during the third quarter of 2009. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.
FASB ASU No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This ASU also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This ASU should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this ASU on a retrospective basis. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FASB ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue model or the guidance in revenue arrangements with multiple deliverables model, ASU No. 2009-13. Generally, if the software contained in or part of the arrangement with the tangible product is essential to the tangible product’s functionality, then the software is excluded from the software revenue guidance. The ASU also provides factors to consider in evaluating whether the software was essential to the tangible product or not. The disclosure requirements, effective date, and transition methods for this ASU are the same as those for ASU No. 2009-13. An entity must adopt both ASUs in the same period using the same transition method. The Company has not yet determined the effect of the adoption of this ASU on the Company’s results of operations or financial position.
FASB issued ASU 2010-9 Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements in February 2010 (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.
FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements in January 2010 (“ASU 2010-6”). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.
NOTE 2 — SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The Company paid $39,602 and $320,880 in foreign income tax, $0 and $6,262 for federal income tax in the United States, and $0 and $1,600 for state taxes in the United States for the years ended December 31, 2010 and 2009, respectively.
The Company paid $37,910 and $38,611 in interest related to the Company’s notes payable for the twelve months ended December 31, 2010 and 2009, respectively.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Weighted-Average	December 31,
	Useful Lives	2010	2009
Goodwill	—	$4,896,990	$4,896,990
Patents	15	344,850	344,850
Tradenames	9	180,000	180,000
Customer list	9	4,576,813	4,576,813
Technology	8	1,620,000	1,620,000
Other Intangibles	3	493,672	493,672

		12,112,325	12,112,325
Accumulated goodwill impairment		(2,127,401)	—
Accumulated amortization on patents		(344,850)	(344,497)
Accumulated amortization on Tradenames		(80,464)	(60,464)
Accumulated amortization on Customer list		(2,282,172)	(1,822,293)
Accumulated amortization on Technology		(814,700)	(612,200)
Accumulated amortization on Other Intangibles		(493,672)	(493,672)

		$5,969,066	$8,779,199

Amortization expense on intangible assets amounted to $682,732 and $698,777 for the years ended December 31, 2010 and 2009, respectively. Goodwill was impaired by $2,127,401 during the year ended December 31, 2010. The goodwill impairment was related to goodwill recognized on the 2006 acquisition of the Company’s EIM Segment in the UK. The impairment was due to two consecutive years of declining revenues in the UK EIM segment and a corresponding downward revision to forecast and forecasted cash flows. The fair value of the segment was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2011 — $683,611; 2012 - $683,611; 2013 — $683,611; 2014 — $679,173; 2015 — $469,271; and thereafter — $0.
NOTE 4 — PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS
Property, equipment and software development costs consisted of the following:

	December 31,
	2010	2009
Equipment	$1,317,948	$1,146,311
Furniture	692,635	735,268
Leasehold improvements	244,368	244,368
Software development costs	7,530,655	7,062,083

	9,785,606	9,188,030
Less accumulated depreciation and amortization	(7,883,263)	(6,989,654)

	$1,902,343	$2,198,376

Depreciation and amortization expense on property, equipment, and software amounted to $983,841 and $876,432 for the years ended December 31, 2010 and 2009, respectively. Fixed assets no longer in use in 2010 with an original cost of $90,680 were written off. In 2009, fixed assets, with an original cost of $396,581, were written off.
Amortization expense of developed software amounted to $719,472 and $600,345 for the years ended December 31, 2010 and 2009, respectively. Amortization expense of developed software is a cost of sales.
Accumulated amortization related to developed software amounted to $5,111,049 and $4,391,577 as of December 31, 2009 and December 31, 2009, respectively.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — COMMITMENTS AND CONTINGENCIES
A. LEASE COMMITMENTS:
The Company leases its office facilities and certain equipment under long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through long-term operating leases are as follows:

Year ending December 31:

2011	$472,735
2012	375,507
2013	361,901
2014	48,457
2015	—
Thereafter	—

Total	$1,258,600

Rent and lease expense was $503,998 and $549,564 for the years ended December 31, 2010 and 2009, respectively. The Company leases 15,931 square feet of office space in Indianapolis for an average cost of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 3,485 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $70,000 per annum. The London lease expires in December 2013; however, it can be cancelled without penalty with a six month advance notice. The Company leased 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $115,000. The Blackburn lease expires December 2011. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth. In connection with the Indianapolis lease and the Blackburn lease, the lessor contributed money for improvements to the leased premises. The amounts contributed for improvements are being amortized ratably over the life of the lease which reduces the average annual expense related to the leases.
B. CONTINGENCIES:
The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
C. EMPLOYMENT AGREEMENTS:
The Company has entered into employment agreements with certain members of management. The terms of these agreements generally include, but are not limited to, compensation, non-competition, severance and change in control clauses. As of December 31, 2010 and 2009, all relevant amounts have been accrued for under these agreements.
NOTE 6 — DEBT OBLIGATIONS AND LIQUIDITY
The Company had the following debt obligations (“Loan Agreements”).
During 2006, the Company had available a revolving loan with PNC Bank (“PNC”), formerly known as National City Bank, for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account (the “Revolving Loan”). All borrowings are collateralized by substantially all assets of the Company. On November 13, 2007, the Company and PNC amended the revolving loan to reduce the available amount that

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
could be advanced under the Loan Agreement to $3,000,000 and to remove the cash placed in a restricted account. Effective November 18, 2008, the Company and PNC entered into a Second Modification of Loan Documents (the “Second Modification”). The Second Modification reduced the amount of the $2,600,000 acquisition loan (the “Acquisition Loan”) entered into with PNC to $500,000 upon the Company’s prepayment of $2.1 million of the Acquisition Loan. The Second Modification also modified the terms of the Revolving Loan to state that the sum of (a) advances made on the Revolving Loan, and (b) any Company debt that is not secured by cash or a letter of credit, may not exceed four times the trailing twelve (12) month consolidated EBITDA as defined in the agreement. The revolving loan expired on December 30, 2010.
The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $825,000 to the Company. As of December 31, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand.
The Company is in the process of seeking a replacement revolving loan facility. If the Company is not successful in obtaining a replacement revolving loan facility, it will seek additional funds from Fairford. There can be no assurance that Fairford will provide additional funding to the Company, if needed, or that the Company will be successful in obtaining a replacement revolving loan facility.
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand. The Company intends to seek a replacement revolving loan facility.
As of December 31, 2010, the Company had negative working capital of $1,420,596 and stockholders’ equity of $5,230,794. Included in current liabilities was deferred revenue of $2,274,870 which reflects revenue to be recognized in future periods. Therefore, the cash requirements associated with deferred revenue are expected to be less than the recorded liability.
In March 2011, the Company received a purchase order for EIM licenses in the U.K. totaling approximately $6 million in the first quarter of 2011 and expects to receive payment early in the second quarter of 2011. The contract is with an existing customer and the revenue will be recognized over the term of the three-year contract. The Company believes that this source of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months and to repay the Fairford demand notes.
NOTE 7 — INCOME TAXES
The provision (benefit) for income taxes consisted of the following:

	Years ended December 31,
	2010	2009
Income tax (benefit) expense:
Current provision
Federal	$14,283	$6,262
State	—	1,600
Foreign	424,745	129,968
Deferred
Federal	—	—
State	—	—
Foreign	(370,775)	124,889

Expense / (benefit) for income taxes	$68,253	$262,719

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate was as follows:

	December 31,
	2010	2009
Computed tax benefit at the expected statutory rate	$(1,108,352)	$(353,867)
Permanent differences	765,853	(44,059)
Foreign tax rate differential	35,489	(48,903)
Adjustment of prior year estimate and realized foreign currency translation	(26,150)	(48,872)
Uncertain tax position expense	16,923	15,036
Changes in valuation allowance	384,490	743,384

	$68,253	$262,719

The permanent differences relate to nondeductible meals and entertainment and dues partially off-set by additional relief for research and development expenditures in the United Kingdom. The increase in permanent differences in 2010 is related to the impairment charge of goodwill.
The components of the overall net deferred tax assets were as follows:

	Years Ended December 31,
	2010	2009
Assets
Net operating losses	$3,946,167	$3,835,132
Allowance for doubtful accounts	16,995	18,321
Vacation and bonus compensation and other accruals	76,247	130,052
Deferred revenue	256,758	—
Property tax	8,083	6,955
Stock options expensed	229,307	208,157
Capital loss carryforward	13,268	10,365
State depreciation adjustment	3,401	3,401
Tax credit carryforward	226,806	226,806

Total assets	$4,777,025	$4,439,189

Liabilities
Depreciation and amortization	(511,666)	(738,244)
Management fee allocation	(79,391)	(73,984)
Deferred revenue	—	(10,509)
Deferred acquisition intangibles	(710,626)	(759,852)

Total liabilities	(1,308,395)	(1,582,589)

Valuation allowance	(4,119,533)	(3,916,055)

Deferred tax liability, net	$(644,184)	$(1,059,455)

The Company records a valuation allowance against its deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2010, the Company continued to provide a valuation allowance against the Company’s United States deferred tax assets which consist primarily of net operating loss carryforwards net of certain deferred tax liabilities.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

Balance as of January 1, 2009	$50,872

Tax positions related to the current year:
Additions	11,241
Reductions	—

Tax positions related to prior years:
Additions	3,795
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2009	$65,908

Tax positions related to the current year:
Additions	16,923
Reductions	—

Tax positions related to prior years:
Additions	—
Reductions	(2,542)
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2010	$80,289

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in future periods. Consistent with the provisions of accounting guidance for uncertain tax positions, the Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.
The Company and its subsidiaries file income tax returns in the U.S., the state of Indiana and other various states and the foreign jurisdiction of the United Kingdom. The Company remains subject to examination by taxing authorities in the jurisdictions the Company has filed returns for years after 2005. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company accrued for interest and penalties at December 31, 2010 and 2009.
At December 31, 2010, the Company had available unused net operating losses of $9,743,119 and tax credit carryforwards of approximately $226,806 that may be applied against future taxable income and that expire from 2017 to 2030. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2010, the Company had a valuation allowance of $4,119,533 established against the U.S. deferred tax assets as utilization of these tax assets is not assured in the United States. In addition, at December 31, 2010, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested.

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
At December 31, 2010, there were options to purchase 5,861,782 shares of Class A common stock outstanding consisting of 5,611,782 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were options to purchase 4,611,777 shares of Class A common stock plus 250,000 outside plan stock options

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that were exercisable as of December 31, 2010. There are 1,644,468 options available to grant under the plan at December 31, 2010.
Information with respect to options was as follows on the date indicated:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price

Outstanding, January 1, 2009	4,422,782	$0.21 - $0.50	$0.33
Granted	1,500,000	$0.08 - $0.09	0.08
Exercised	—	—	—
Cancelled	(30,000)	0.50	0.50

Outstanding, December 31, 2009	5,892,782	$0.08 - $0.49	$0.27
Granted	—	—	—
Exercised	—	—	—
Cancelled	(31,000)	$0.21 - $0.34	0.23

Outstanding, December 31, 2010	5,861,782	$0.08 - $0.49	$0.27

The weighted-average grant-date fair value of options granted during the year 2009 was $0.08. The future compensation costs related to non-vested options at December 31, 2010 is $61,499. The future costs will be recognized over the weighted average period of approximately 2 years.
The following table summarizes options exercisable at December 31, 2010:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

December 31, 2009	3,759,442	$0.21 - $0.49	$0.33	—	5.99 years
December 31, 2010	4,861,782	$0.21 - $0.49	$0.30	—	5.52 years
The following table summarizes non-vested options:

Option
Shares
December 31, 2009	2,133,340
Granted	—
Cancelled	—
Vested	(1,133,340)

December 31, 2010	1,000,000

Included within Selling, general and administrative expense for the years ended December 31, 2010 and December 31, 2009 is $49,766 and $122,881, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
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

NOTE 9 — MAJOR CUSTOMERS
For the years ended December 31, 2010 and 2009, the Company had sales to a single customer aggregating $2,413,325 (16% of total revenues) and $2,849,514 (18% of total revenues), respectively. Such customer represents 16% and 18% of software sales, service fee and license fee revenues for the years ended December 31, 2010 and 2009, respectively. The Company had receivables from this single customer of $182,991 (6% of trade accounts receivable, net) and $213,254 (9% of the trade accounts receivable, net) as of December 31, 2010 and December 31, 2009, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2011. The loss of this customer would have a substantial negative impact on the Company.
NOTE 10 — RETIREMENT PLAN
The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers certain eligible U.S., full-time employees. The Company matches 100% of participant contributions up to 5% of participant compensation for US employees. The Company made contributions of $105,861 in 2010 and $110,323 in 2009. The Company maintains a defined contribution plan for its U.K. employees. The Company matches for U.K. employees up to 100% of participant contributions up to 5%. The Company made contributions of approximately $181,153 in 2010 and $179,670 in 2009 for U.K. employees.
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
Voice over Internet Protocol: VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Due

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to the recent U.S. recession and unstable global economy, the growth in the VoIP market has been slower than the Company anticipated.
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

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents selected financial results by business segment:

	Electronic
	Invoice			Patent	Reconciling
	Management	Telemanagement	VoIP	Enforcement	Amounts	Consolidated

2010
Net revenues	$9,623,451	$4,544,245	$929,378	$139,232	$—	$15,236,306
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	7,617,212	2,467,320	173,823	135,478	—	10,393,833
Depreciation and Amortization	1,095,418	19,199	531,251	353	20,352	1,666,573
Impairment charge	2,127,401	—	—	—	—	2,127,401
Income / (loss) from operations	(253,315)	484,271	(2,459,066)	135,125	(1,048,521)	(3,141,506)
Long-lived assets	7,235,830	94,137	612,338	—	7,807	7,950,112

2009

Net revenues	$10,208,147	$5,011,097	$525,772	$—	$—	$15,745,016
Gross profit / (loss) (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	8,472,630	2,712,960	157,524	(926,273)	—	10,416,841
Depreciation and Amortization	959,144	32,906	533,142	14,797	35,220	1,575,209
Income / (loss) from operations	3,320,111	436,716	(2,723,285)	(941,070)	(1,071,741)	(979,269)
Long-lived assets	9,951,304	37,633	1,035,189	24,976	31,595	11,080,697

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents selected financial results by geographic location based on location of customer:

	United States	United Kingdom	Consolidated

2010
Net revenues	$4,669,288	$10,567,018	$15,236,306
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,306,032	7,087,801	10,393,833
Depreciation and Amortization	629,603	1,036,970	1,666,573
Impairment charge	2,127,401	—	2,127,401
Income / (loss) from operations	(3,167,670)	26,164	(3,141,506)
Long-lived assets	6,766,986	1,183,126	7,950,112

2009

Net revenues	$4,276,364	$11,468,652	$15,745,016
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	2,368,832	8,048,009	10,416,841
Depreciation and Amortization	706,418	868,791	1,575,209
Income / (loss) from operations	(2,222,184)	1,242,915	(979,269)
Long-lived assets	10,137,670	943,027	11,080,697
NOTE 12 — RELATED PARTY TRANSACTIONS
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
Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company guarantees all of the Company’s debt. The Company incurred a non-cash charge $2,675 related to his guarantee for each of the years ended December 31, 2010 and December 31, 2009.
The Company incurred $58,000 in fees and $22,281 in expenses associated with the Board of Directors activities in 2010 and $63,000 in fees and approximately $26,303 in expenses associated with the Board of Directors activities in 2009.
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand. The Company intends to seek a replacement revolving loan facility to, among other things, replace the Fairford demand notes. If the Company is not successful in obtaining a replacement revolving loan facility, it will seek additional funds from Fairford. There can be no assurance that Fairford will provide additional funding to the Company, if needed, or that the Company will be successful in obtaining a replacement revolving loan facility.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13: Subsequent Events
Principal and interest outstanding under the Loan Agreement (see Note 6: Debt Oblications and Liquidity) matured on December 30, 2010. The Loan Agreement, however, allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC, Fairford advanced to the Company $825,000. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment, it believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance;
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2011 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2010.
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
Item 11. Executive Compensation
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2011 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2011 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2011 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2010.
Item 14. Principal Accounting Fees and Services
The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2011 Annual Meeting to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2010.

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
     10.29 Demand Promissory Note between Fairford Holdings, Ltd. and CTI Group (Holdings) Inc dated October 6, 2010.
     10.30 Demand Promissory Note between Fairford Holdings, Ltd. and CTI Group (Holdings) Inc dated January 3, 2010, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011.
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
CTI Group (Holdings) Inc.

By: Name:	/s/ John Birbeck John Birbeck
Title:	Chairman, President and Chief Executive Officer
Date:	March 29, 2011
In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2011 Date	/s/ John Birbeck John Birbeck
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 29, 2011 Date	/s/ Manfred Hanuschek Manfred Hanuschek
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 29, 2011 Date	/s/ Harold Garrison Harold Garrison,
Member, Board of Directors

March 29, 2011 Date	/s/ Bengt Dahl Bengt Dahl
Member, Board of Directors

March 29, 2011 Date	/s/ Thomas Grein Thomas Grein
Member, Board of Directors

March 29, 2011 Date	/s/ Salah Osseiran Salah Osseiran
Member, Board of Directors

March 29, 2011 Date	/s/ Michael Reinarts Michael Reinarts
Member, Board of Directors