Form 10-K/A
period 2010-12-31
CTI GROUP HOLDINGS INC
filed 2011-04-29
CIK 355627

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
     As of April 22, 2011, there were outstanding 29,178,271 shares (including treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
The purpose of this Amendment No. 1 is to amend the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2010, as filed with the SEC on March 30, 2011, to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which CTI Group (Holdings) Inc., referred to as “CTI”, “the Company”, “we”, “us” or “our” in this document, intended to incorporate by reference from CTI’s definitive proxy statement in connection with the 2011 Annual Stockholders’ Meeting. This amendment is not intended to update any other information presented in the annual report as originally filed.

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
     The following table sets forth information about our directors all of whom continue to serve in such capacity:

			Director
Name	Position Held in CTI	Class	Since	Term Expires*
Harold D. Garrison	Director	I	2001	2009
Salah N. Osseiran	Director	I	2002	2009
Thomas W. Grein	Director	II	2001	2011
Bengt Dahl	Director	II	2005	2011
Michael J. Reinarts	Director	II	2009	2010
John Birbeck	Chairman, President and Chief Executive Officer	III	2001	2010

*	The directors continue to serve as directors since successor directors have not been elected and qualified.
The following table sets forth information regarding the business experience of our current members of the board of directors during the past five years, unless indicated otherwise.

Name and Age (1)	Business Experience During Past Five Years
John Birbeck (56) Chairman, President and Chief Executive Officer	Mr. Birbeck was appointed Chairman on July 5, 2005 and President and Chief Executive Officer on September 13, 2005. Mr. Birbeck, a citizen of the United Kingdom, has served as our director since June, 2001. In 1997, Mr. Birbeck founded Network Achemy Ltd. From 1997 until 2001, Mr. Birbeck served as director of Network Achemy Ltd. From 2000 until 2001, Mr. Birbeck served as director of Avaya Communications. Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr. Birbeck also was a founder of Seer Ltd. in 2000 and serves as its director. Mr. Birbeck’s management experience at CTI and director experience in the technology services industry provides unique insight about the challenges CTI faces due to a rapidly changing competitive marketplace.

Bengt Dahl (62)	Mr. Dahl, a citizen of Sweden, has served as our director since July 2005. He served as an advisor to our board of directors from 2003 until July 2005. Mr. Dahl is also a director of Fairford Holdings Limited, a company which owned approximately 64% of the Company’s Class A common stock as of

Name and Age (1)	Business Experience During Past Five Years
April 22, 2011. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Dahl also serves as a director of a number of private and public European companies, which are affiliated with Mr. Osseiran, our director and majority stockholder, including Byggelit AB, Safegare Int ´l AB, Axel Christiernsson Int ´l AB and Skultuna Flexible AB. Mr. Dahl’s international management and investment banking experience provides valuable insight on international capital markets and management oversight. His experience with mergers and acquisitions provides CTI with insight on acquisition and corporate strategies.

Harold D. Garrison (62)	Mr. Garrison became our director in February, 2001 in connection with the merger between Centillion Data Systems, LLC (“Centillion”) and CTI Group (Holdings) Inc. (the “Centillion Merger”). Mr. Garrison served as Chairman of Centillion from 1988 until the Centillion Merger in February 2001. He also has served as Chairman and Chief Executive Officer of HDG Mansur Group, an international real estate company, since 1982 and served as Chairman of Xila Communications, Inc. from 1983 to 1999. Mr. Garrison has served as the Managing Member of Sunset, LLC. Mr. Garrison’s experience in international capital markets and operations brings global management oversight perspective to CTI.

Thomas W. Grein (59)	Mr. Grein became our director in February 2001 in connection with the Centillion Merger. Mr. Grein served as director of Centillion from October, 1999 until the Centillion Merger. Mr. Grein has been Senior Vice-President and Treasurer of Eli Lilly and Company, a pharmaceutical company, since January, 2000. He served as Executive Director of Investor Relations and Assistant Treasurer from 1994 to 1998 and Executive Director of Finance from 1998 to 2000 in Eli Lilly and Company. Mr. Grein is a member of the board of directors of the Indiana Chamber of Commerce, Walther Cancer Institute, LYNX Capital Corporation, Park Tudor School Board of Trustees, Fuqua School, Health Sector Advisory Board at Duke University and Indianapolis Symphony Investment Committee. Mr. Grein’s financial leadership and international experience provides valuable insight on corporate governance, financial reporting and capital market matters.

Salah N. Osseiran (55)	Mr. Osseiran, a Lebanese citizen, became our director in February 2001, in connection with the Centillion Merger, and served until his resignation in September 2001. He was a director of Centillion from 1987 until the Centillion Merger. Since September 2002, Mr. Osseiran has served as our director. Mr. Osseiran has been the President and Chief Executive Officer of Business Projects Company (“BPC”), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in Lebanon and interests in the other business activities in the Middle East. Mr. Osseiran has also been since 1995 a director of the holding companies: Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran brings global perspective from his leadership positions and experience in international enterprises and transactions.

Name and Age (1)	Business Experience During Past Five Years
Michael J. Reinarts (56)	Mr. Reinarts became our director in June 2009. He served as an advisor to our board of directors from October 2008 until June 2009. Mr. Reinarts began his career at Arthur Andersen & Co in 1976. Since 1999, he has served as Executive Vice President for the Pohlad Companies. Pohlad Companies include large sports franchises, financial companies, commercial real estate companies, entertainment and media development and distribution. Mr. Reinarts is actively involved in acquisition due diligence, financial and management restructuring and credit facilitation. Mr. Reinarts experience with mergers and acquisitions and his industry experience, both from an investment banking perspective and an executive perspective, provides CTI with insight on acquisition and corporate strategies

(1)	As of April 23, 2011.
Long-time director of the Company, Rupert Armitage, suddenly passed away in November 2010.
On December 13, 2010, the Board of Directors reduced the size of the Board from seven to six directors. The Board also appointed Michael Reinarts to the Audit Committee, Compensation
Committee, and the Nominating Committee.
Non-Director Executive Officer
The following table sets forth information regarding the business experience of our non-director executive officer:

Name and Age (1)	Business Experience During Past Five Years
Manfred Hanuschek (50)	Mr. Hanuschek has been our Chief Financial Officer since June 2000 and our Secretary since February 2002. From April 1999 to July 1999, Mr. Hanuschek was employed by us as Chief Financial Officer. Mr. Hanuschek was Senior Vice-President and Chief Financial Officer of IGI, Inc., from July 1999 to June 2000. Mr. Hanuschek was Chief Financial Officer with ICC Technologies, Inc. from 1994 to 1998.

(1)	As of April 23, 2011.
Audit Committee
We have a separately-designated standing Audit Committee. The audit committee consists of two directors, Messrs. Grein and Reinarts. Mr. Grein serves as our audit committee’s chairman, and the board has determined that Messrs. Grein and Reinarts are audit committee financial experts.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), requires CTI’s directors, officers and persons who beneficially own more than 10% of CTI’s Class A common stock (collectively referred to as “insiders”) to file reports of ownership and changes in ownership of CTI’s Class A common stock with the SEC. The SEC regulations require insiders to furnish CTI with copies of all Section 16(a) forms filed. Based solely on CTI’s review of the copies of such forms received by CTI, CTI believes that the insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2010.
Item 11. Executive Compensation
Executive Officers
Summary Compensation Table
The following table sets forth information regarding compensation awarded to, earned by or paid to CTI’s chief executive officer and the other executive officer (collectively referred to as “named executive officers”) whose total compensation for the fiscal year ended December 31, 2010 exceeded $100,000 for all services rendered in all capacities to CTI and our subsidiaries.

			Option	Non-equity	All Other
			Awards	Incentive Plan	Compensation
		Salary	($)	Compensation	($)	Total
Name and Principal Position	Year	($)	(1)	($) (2)	(3)	($)
John Birbeck, Chairman, President	2010	$321,142	$—	$—	$38,826	$359,968
and Chief Executive Officer	2009	$314,845	$5,356	$—	$39,499	$359,700
	2008	$305,675	$—	$—	$42,013	$347,688

Manfred Hanuschek, Chief Financial	2010	$227,977	$—	$—	$42,944	$270,921
Officer and Secretary	2009	$223,507	$12,146	$—	$40,672	$276,325
	2008	$216,997	$—	$66,239	$33,925	$317,161

(1)	Represents grant date fair value of options granted in each year in accordance with the Financial Accounting Standards Board’s Accounting Standards Topic 718. See Part II, Item 8 - Notes to the Consolidated Financial Statements for the year ended December 31, 2009, Note 8, “Stock Based Compensation” for a description of valuation assumptions used in the calculation of grant date fair value. In fiscal 2009, Mr. Birbeck was granted options to purchase 50,000 shares of CTI’s Class A common stock at an exercise price of $0.09 per share. In fiscal 2009, Mr. Hanuschek was granted options to purchase 200,000 shares of CTI’s Class A common stock at an exercise price of $0.08 per share.

(2)	There were no performance bonuses awarded in fiscal years 2010 and 2009. Fiscal year performance bonus for 2008 was paid in 2009. Mr. Birbeck’s 2008 performance bonus award was cancelled in fiscal 2009. No payments were made to Mr. Birbeck in connection with the 2008 performance bonus award.

(3)	In fiscal 2010, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing and personal travel, to Messrs. Birbeck and Hanuschek: Mr. Birbeck — $0, $6,120, $6,745, $0, $12,978, and $12,983, respectively; Mr. Hanuschek — $12,000, $18,824, $6,682, $5,438, $0, and $0, respectively.
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
Mr. Birbeck will be entitled to five weeks of paid vacation per year, with no right to carry over vacation to the next year, but unused vacation may be sold back to us. Mr. Birbeck will be paid a non-accountable automobile allowance of $500 per month, initially, for each full month during the term of the employment agreement. We will also reimburse Mr. Birbeck’s life partner for the annual airfare expenses for up to twelve round trips each calendar year from the United States to the United Kingdom and for her health insurance coverage. We must also reimburse Mr. Birbeck for his housing expenses in the United States, not to exceed $1,800 per month without our prior approval, until such time as he obtains permanent housing in the United States. Mr. Birbeck has not obtained permanent housing in the United States. Mr. Birbeck will also be paid a furnishing and household goods allowance in the amount of $12,000 and will be reimbursed up to $80,000 to transport his personal goods from the United Kingdom to the United States.
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
Manfred Hanuschek
We entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. The employment agreement renews for successive periods of one year, subject to termination as described below. The current agreement term automatically renewed on January 18, 2011. Mr. Hanuschek’s base salary is subject to yearly review. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by our president or the Board, in his or its sole discretion. Under the employment agreement, Mr. Hanuschek is entitled to automobile allowance, reimbursement of specified expenses and to participation in any savings, 401(k), pension, group medical and other similar plans.
The employment agreement may be terminated upon notice of termination sent by either party to the agreement at least six months prior to the end of the term. Mr. Hanuschek will be entitled to a severance payment equal to half of his then current annual salary and to continued group medical and dental benefits and an automobile allowance for a six month period following termination of his employment.
Mr. Hanuschek may terminate the employment agreement in the event of a change of control or change of management and, in such an event, would be entitled to a severance payment equal to his then current annual salary, payable over a twelve-month period after the termination date, and group medical and dental benefits during that twelve-month period.
We may terminate Mr. Hanuschek’s employment for cause. Pursuant to the employment agreement, the term “cause” means: materially failing to perform his duties under the agreement, other than the failure due to Mr. Hanuschek’s physical or mental illness; committing an act of dishonesty or breach of trust, or acting in a manner that is inimical or injurious to our business or interests; violating or breaching any of the provisions of the employment agreement, and failing to cure such breach within 30 days after the receipt of written notice identifying the breach; intentionally acting or failing to act, resulting directly in gain to or personal enrichment of Mr. Hanuschek and injury to us; or being indicted for or convicted of a felony or any crime involving larceny, embezzlement or moral turpitude.
Mr. Hanuschek is subject to confidentiality restrictions and is not permitted to compete with us during the term of his employment with us and for 180 days thereafter so long as the Company makes the required severance payment.
Non-Equity Incentive Plan Compensation Awards in 2010
     Messrs. Birbeck and Hanuschek were entitled to receive a cash bonus if the Company achieved objective financial performance targets based upon the 2010 budget and other accomplishments during the year. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee considered financial performance of the Company, the significance and nature of activities of the named executive officer, and the quality of the named executive officer’s performance, during the year. Based on the reported 2010 performance of the Company, the compensation committee determined not to award Messrs. Birbeck or Hanuschek a bonus for 2010.
Non-Equity Incentive Plan Compensation Awards in 2009
Messrs. Birbeck and Hanuschek were entitled to receive a cash bonus if the Company achieved objective financial performance targets based upon the 2009 budget and other accomplishments during the year. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee considered financial performance of the Company, the significance and nature of activities of the named executive officer, and the quality of the named executive officer’s performance, during the year. Based on the reported 2009 performance of the Company, the compensation committee determined not to award Messrs. Birbeck or Hanuschek a bonus for 2009.
Terms of Equity Awards
No equity awards were made in 2010.
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
Amended and Restated Stock Option and Restricted Stock Plan
Our stockholders approved the Amended and Restated Stock Option and Restricted Stock Plan at our 2002 Annual Meeting of Stockholders held on May 30, 2002. The option plan provided incentives to our subsidiaries’ designated officers and other employees, members of our Board and independent contractors and consultants who perform services for us. The option plan enabled us to attract and retain personnel and to encourage them to obtain a proprietary interest in us. The option plan has been replaced with the Stock Incentive Plan. No new grants are being made under the option plan. Grants that were made under the option plan prior to date our stockholders approved the stock incentive plan will continue to be administered under the option plan.
The Board or a committee thereof comprised of at least two members will administer and interpret the option plan. Each committee member must meet the definition of a “non-employee director” within the meaning of Rule 16b-3(b)(3) of the Exchange Act.
Awards that were eligible to be made under the option plan included:
•	incentive stock options (except that we are no longer permitted to grant incentive stock options under the option plan);

•	nonqualified stock options, including director’s grants, as described below; and

•	restricted stock grants, defined as grants of shares of Class A common stock pursuant to an incentive or long range compensation plan, program or contract approved by the committee.
The option plan provided for special director’s grants of nonqualified stock options to purchase up to 30,000 shares of Class A common stock vesting over a three-year period for each of the non-employee members of the Board who serves on the committee. Upon a change of control, a sale or exchange of our assets, or our dissolution, liquidation, merger or consolidation in which we are not the surviving corporation, any vesting restrictions imposed under a director’s grant will immediately lapse.
The maximum number of shares of Class A common stock that was able to be subject to grants awarded to any single individual under the option plan was 4,000,000 shares, except in the case of a director’s grant, which could not exceed 30,000 shares during any three-year period.
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
A participant may exercise an option during a period of ten years from the date of the grant, unless a different exercise period was provided for by the committee. However, the exercise period may terminate earlier if we terminate his or her employment relationship with us or if he or she dies or becomes disabled. The aggregate fair market value of Class A common stock, determined as of the date of the grant, with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year under the option plan cannot exceed $100,000.
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
The aggregate number of shares of Class A common stock currently reserved for awards, including shares of Class A common stock underlying stock options, granted or to be granted under the Stock Incentive Plan, is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the date of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted. During the year ended December 31, 2010, there were no options to purchase shares of Class A common stock were granted under the Stock Incentive Plan. As of April 23, 2011, options to purchase 5,611,782 shares of Class A common stock had been awarded under the Stock Incentive Plan. Options to purchase 4,611,777 shares of Class A common stock were exercisable as of April 23, 2011.

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

Outstanding Equity Awards at Fiscal Year-End 2010
The following table sets forth information concerning unexercised options outstanding as of December 31, 2010 for each named executive officer.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options #	Options #	Exercise	Option
Name	Exercisable	Unexercisable	Price ($)	Expiration Date
John Birbeck(1)	18,750	—	$0.25	9/4/2012
	6,250	—	$0.21	11/5/2013
	500,000	—	$0.40	9/29/2015
	250,000	—	$0.31	10/9/2016
	100,000	—	$0.34	2/16/2017
	340,782	—	$0.35	6/12/2017
	250,000	—	$0.31	10/9/2017
	16,666	33,334 (1)	$0.09	10/9/2019
Manfred Hanuschek(2)	50,000	—	$0.49	2/28/2012
	25,000	—	$0.25	9/4/2012
	25,000	—	$0.21	11/5/2013
	100,000	—	$0.39	10/11/2015
	300,000	—	$0.34	2/16/2017
	66,666	133,334 (2)	$0.08	7/10/2019

(1)	Mr. Birbeck’s options vest as follows:

(a)	an option to purchase 18,750 shares of CTI’s Class A common stock granted on September 4, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date.

(b)	an option to purchase 6,250 shares of CTI’s Class A common stock granted on November 5, 2003 vested in four equal annual installments beginning on the first anniversary of the grant date.

(c)	an option to purchase 500,000 shares of CTI’s Class A common stock granted on September 29, 2005 vested immediately upon grant.

(d)	an option to purchase 250,000 shares of CTI’s Class A common stock granted on October 9, 2006 vested immediately upon grant.

(e)	an option to purchase 100,000 shares of CTI’s Class A common stock granted on February 16, 2007 vested in three equal annual installments beginning on the first anniversary of the grant date.

(f)	an option to purchase 340,782 shares of CTI’s Class A common stock granted on June 12, 2007 vested immediately upon grant.

(g)	an option to purchase 250,000 shares of CTI’s Class A common stock granted on October 9, 2007 vested immediately upon grant.

(h)	an option to purchase 50,000 shares of CTI’s Class A common stock granted on October 9, 2009 vests in three equal annual installments beginning on the first anniversary of the grant date.

(2)	Mr. Hanuschek’s options vest as follows:

(a)	an option to purchase 50,000 shares of CTI’s Class A common stock granted on February 28, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date.

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
Retirement Plans and Arrangements
We have established a 401(k) plan for our US employees and a defined contribution plan benefit for our UK employees. The employees may participate through salary deductions and contributions. Under the terms of the plans, we may make employer contributions to a participant’s plan account. Such contributions under the plan applicable to the US employees are, for 2010, equal to 100% of the first 5% of each participant’s compensation during the year. All employee contributions are vested immediately. US participants are vested in employer contributions over a three-year period pursuant to a graduated vesting schedule and subject to annual deferral limitations under the Code. UK participants are vested in employer contributions immediately and are not subject to deferral limitations. UK senior management are entitled to employer contributions of the first 10% of each participant’s contributions to a participant’s plan account.
Termination and Change in Control Arrangements
We do not have any contracts, arrangements, agreements or plans providing for payments to a named executive officer at, following or in connection with the resignation, retirement or other termination of a named executive officer, or in connection with a change in control of the Company, other than:

•	as described above in “— Employment Agreements” with respect to each named executive officer’s employment agreement; and

•	as described above in “— Amended and Restated Stock Option and Restricted Stock Plan” and as described in “CTI Group (Holdings) Inc. Stock Incentive Plan” with respect to awards that have been granted to each named executive officer under those plans.
Director Compensation
The following table sets forth information concerning the compensation earned by non-employee directors during the fiscal year ended December 31, 2010. Mr. Birbeck, our Chairman, President, and Chief Executive Officer, does not receive any compensation for his services as our director. Rupert Armitage, suddenly passed away in November 2010. On December 13, 2010, the Board of Directors reduced the size of the Board from seven to six directors. The Board also appointed Michael Reinarts to the Audit Committee, Compensation Committee, and the Nominating Committee.

	Fees Earned or	Total
Name	Paid in Cash	($)
Rupert Armitage(1)	$14,000	$14,000
Bengt Dahl(2)	$8,000	$8,000
Harold Garrison(3)	$4,000	$4,000
Thomas Grein(4)	$8,000	$8,000
Salah Osseiran(5)	$8,000	$8,000
Michael Reinarts(6)	$8,000	$8,000

(1)	As of December 31, 2010, Mr. Armitage held options to purchase 300,000 shares of CTI’s Class A common stock.

(2)	As of December 31, 2010, Mr. Dahl held options to purchase 225,000 shares of CTI’s Class A common stock.

(3)	As of December 31, 2010, Mr. Garrison held options to purchase 300,000 shares of CTI’s Class A common stock.

(4)	As of December 31, 2010, Mr. Grein held options to purchase 175,000 shares of CTI’s Class A common stock.

(5)	As of December 31, 2010 Mr. Osseiran held options to purchase 175,000 shares of CTI’s Class A common stock.

(6)	As of December 31, 2010 Mr. Reinarts held options to purchase 50,000 shares of CTI’s Class A common stock.
In fiscal 2010, fees were paid to directors based on attendance of board or committee (other than audit committee) meetings in person or attendees at audit committee meetings either in person or by means of remote communications (e.g. video conferencing, teleconferencing or internet conferencing) plus reasonable expenses, as follows:
     (i) $2,000 for in person attendance at board and committee meetings;
     (iii) $2,000 for in person or remote attendance at audit committee meetings; and
     (iv) $0 for attendance at stockholders’ meetings.
During the fiscal year ended December 31, 2010, Messrs. Armitage, Dahl, Garrison, Grein, Osseiran, and Reinarts earned non-employee 2010 director fees for their services on the board of directors and committees of the board of directors as applicable, of $14,000, $8,000, $4,000, $8,000, $8,000 and $8,000, respectively, plus expenses. Total cash reimbursed out of pocket director expenses amounted in the aggregate to approximately $22,281 in the fiscal year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of April 22, 2011 with respect to the beneficial ownership of CTI’s Class A common stock by: (i) each person who is known to us to be the beneficial owner of more than five percent of CTI’s outstanding Class A common stock, (ii) each of CTI’s directors, (iii) each of CTI’s named executive officers, and (iv) all of CTI’s directors and executive officers as a group. As of April 22, 2011, 29,178,271 shares of CTI’s Class A common stock were outstanding, which excludes 140,250 shares of treasury stock.
The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC’s regulations. Accordingly, beneficially-owned securities may include securities to which the individual or entity has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or other convertible securities or rights within 60 days after April 22, 2011. Shares subject to stock options, warrants or other convertible securities or rights, which an individual has the right to acquire within 60 days after April 22, 2011, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. The same shares may be beneficially owned by more than one person, and beneficial ownership may be disclaimed as to any or all of a person’s securities.

	Amount and
	Nature of
	Beneficial
	Ownership of
	Class A		Percent
Name and Address of Beneficial Owner**	Common Stock		of Class
John Birbeck, Chairman, President, and Chief Executive Officer	1,884,948	(1)	6.2%
Bengt Dahl, Director	191,667	(2)	*
Harold D. Garrison, Director	2,703,132	(3)	9.2%
Thomas W. Grein, Director	141,667	(4)	*
Salah N. Osseiran, Director	19,358,242	(5)	64.1%
Michael J. Reinarts, Director	16,667	(6)	*
Manfred Hanuschek, Chief Financial Officer and Secretary	566,666	(7)	1.9%
All directors and executive officers as a group (7 persons)	24,862,989	(8)	77.0%
Fairford Holdings Limited	19,171,575	(5)	63.7%

*	Less than 1%.

**	The business address of CTI’s directors, executive officers and Fairford Holdings Limited is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.

(1)	Represents 402,500 shares of Class A common stock held by Mr. Birbeck directly and exercisable options to purchase 1,482,448 shares of CTI’s Class A common stock.

(2)	Represents an exercisable option to purchase 191,667 shares of CTI’s Class A common stock.

(3)	Represents 547,805 shares of CTI’s Class A common stock held by Mr. Garrison directly, 1,439,578 of CTI’s Class A common stock owned by Sunset, LLC, of which Mr. Garrison is the Managing Member, 449,082 shares of CTI’s Class A common stock owned by HDG Investments, LLC, of which Mr. Garrison is the sole member, and exercisable options to purchase 266,667 shares of CTI’s Class A common stock. All of Mr. Garrison’s outstanding shares have been pledged.

(4)	Represents exercisable options to purchase 141,667 shares of CTI’s Class A common stock.

(5)	Represents 45,000 shares of CTI’s Class A common stock owned by Salsel Corporation Limited, 17,776,306 shares of CTI’s Class A common stock owned by Fairford Holdings Limited, 355,099 shares of Class A common stock and 1,040,170 shares of Class A common stock issuable upon the exercise of warrants owned by Fairford Scandinavia, and an exercisable option to purchase 141,667 shares of CTI’s Class A common stock. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited and Fairford Holdings Limited. Mr. Osseiran is the managing director of Salsel Corporation Limited, a director of Fairford Holdings Limited and the President of Fairford Scandinavia. Bengt Dahl is a director of Fairford Holdings Limited and the chairman of Fairford Scandinavia. However, Mr. Dahl does not have, or share, the voting or investment power over the shares of CTI’s Class A common stock owned by Fairford Holdings Limited or Fairford Scandinavia. The address of the principal office of Fairford Holdings Limited is Ground Floor, Sir Walter Raleigh House, 48/50 Esplanade, St. Helier, Jersey, Channel Islands JE1 4HH. The Fairford Scandinavia address is A.B. Box 40. 831 21 Ostersund, Sweden.

(6)	Represents an exercisable option to purchase 16,667 shares of CTI’s Class A common stock.

(7)	Represents exercisable options to purchase 566,666 shares of CTI’s Class A common stock.

(8)	Includes exercisable options to purchase 2,807,449 shares of CTI’s Class A common stock and warrants to purchase 1,040,170 shares of Class A common stock.

Equity Compensation Plan Information
The following table details information regarding CTI’s equity compensation plans as of December 31, 2010:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	5,611,782	$0.26	1,644,468
Equity compensation plans not approved by security holders(2)	1,290,170	$0.28	—

Total	6,901,952	$0.27	1,644,468

(1)	Of the 5,611,782, 1,621,000 of outstanding options were issued under the Amended and Restated Stock Option and Restricted Stock Plan and 3,990,782 were issued under the new CTI Group (Holdings) Inc. Stock Incentive Plan, which replaced the Amended and Restated Stock Option and Restricted Stock Plan as of December 8, 2005.

(2)	The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements (referred to as “outside plan stock options”). Outside plan stock options to purchase 250,000 shares of Class A common stock at an exercise price of $0.31 per share were granted to Mr. Birbeck in 2007. This option expires in 2017. Outside plan warrants to purchase in the aggregate 419,495 shares of Class A common stock at an exercise price of $0.34 per share were granted to Fairford Holdings Scandinavia in 2007. This warrant expires in 2017. Outside plan warrants to purchase 620,675 shares of CTI’s Class A common stock at an exercise price of $0.22 per share, subject to adjustments, were granted to Fairford Holdings Scandinavia in 2008. This warrant expires in 2018. As of December 31, 2010, all of the foregoing outside plan stock options were fully vested.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company guarantees all of the Company’s debt. As of December 31, 2010, Mr. Osseiran guaranteed $825,000 of our indebtedness. The Company incurred a non-cash charge $2,675 related to his guarantee for the year ended December 31, 2010. As of the date of filing this Form 10-K/A, Mr. Osseiran does not guarantee any amount of our indebtedness.
The Company incurred $58,000 in fees and $22,281 in expenses associated with the Board of Directors meetings in 2010.
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
Independence of the Board of Directors
CTI is not a “listed issuer” as such term is defined in Rule 10A-3 under the Exchange Act. CTI uses the definition of independence of The NASDAQ Stock Market LLC. As required under applicable NASDAQ listing standards, a majority of the members of a company’s board of directors must qualify as “independent” unless CTI is a controlled company. A controlled company is a company in which more than 50% of the voting power is held by an individual, group or other company. CTI is a controlled company because Mr. Osseiran beneficially holds more than 50% of the voting power of CTI Class A common stock and CTI as such is not required to have a majority of the members of the board be independent.
The board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee. The current members of the Compensation Committee are Mr. Reinarts and Mr. Dahl. The current members of the Audit Committee and the Nominating Committee are Mr. Reinarts and Mr. Grein. The board has determined that each current member of the Audit Committee and the Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in pertinent NASDAQ listing standards, and that each member is free of any relationship that would interfere with his individual exercise of independent judgment but Mr. Dahl of the Compensation Committee fails to meet the independence standards. Mr. Armitage passed away in November 2010. Mr. Reinarts replaced Mr. Armitage’s position on the Compensation, Audit and Nominating Committees.
Consistent with these considerations, after review of all relevant transactions and relationships between each director or any of his family members, and our senior management, our independent registered public accounting firm and us, the board has determined that Messrs. Reinarts and Grein are independent directors within the meaning of the applicable NASDAQ listing standards and Messrs. Birbeck, Osseiran, Dahl, and Garrison fail to meet the independence standards.
Item 14. Principal Accounting Fees and Services
Crowe Horwath LLP served as our independent public accountants and conducted the audit of our consolidated financial statements for each of the fiscal years ended December 31, 2010 and 2009.

Category	2010	2009
Audit Fees	$167,665	$155,404
Audit-Related Fees	—	14,000
Tax Fees	14,216	8,879
All Other Fees	—	—

Total	$181,881	$178,283

Audit Fees. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $167,665 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2010. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $155,404 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2009.
Audit-Related Fees. The aggregated fees billed in 2009 by Crowe Horwath LLP for audit related services related to the testing of internal controls were $14,000.
Tax Fees. The aggregate fees billed by Crowe Horwath LLP for professional services rendered to CTI’s UK subsidiaries for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and

December 31, 2009 were $14,216 and $8,879, respectively. We use another accountant for U.S. corporate income tax compliance, advice and planning.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Crowe Horwath LLP in fiscal 2010 and 2009. The Audit Committee had authorized the Chief Financial Officer to engage Crowe Horwath LLP at his discretion for additional audit-related and non audit-related services of up to $25,000 for 2010 and 2009. None of the services pre-approved by the Audit Committee during 2010 and 2009 utilized the de minimis exception to pre-approval.
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

Date: April 29, 2011

Exhibit Index

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.