Form 10-Q
period 2011-03-31
CTI GROUP HOLDINGS INC
filed 2011-05-13
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____
Commission file number 000-10560
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
As of May 9, 2011, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of May 9, 2011, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011
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
The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Quarterly Report to carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the U.S., ability to obtain a loan facility or receive additional advances from Fairford Holdings, Ltd., if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. The Company disclaims any intent or obligations to update forward-looking statements contained in this Form 10-Q.
References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	December 31,
	(unaudited)	2010
ASSETS
Cash and cash equivalents	$407,061	$680,046
Trade accounts receivable, less allowance for doubtful accounts of $61,209 and $71,689, respectively	10,707,008	3,138,280
Note and settlement receivable — short term	—	24,623
Prepaid expenses	353,583	315,411
Deferred tax asset	—	112,172
Other current assets	53,066	209,863

Total current assets	11,520,718	4,480,395

Property, equipment, and software, net	2,295,055	1,902,343
Intangible assets, net	3,028,602	3,199,477
Goodwill	2,769,589	2,769,589
Other assets	78,976	78,703

Total assets	$19,692,940	$12,430,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$802,110	$428,544
Accrued expenses	2,306,010	1,037,650
Accrued wages and other compensation	579,809	303,829
Income tax payable	489,317	526,082
Note payable	—	825,000
Advance from shareholder	1,343,525	505,016
Deferred tax liability — short term	94,022	—
Deferred revenue	3,906,804	2,274,870

Total current liabilities	9,521,597	5,900,991

Lease incentive — long term	164,999	187,365
Deferred revenue — long term	4,494,782	355,001
Deferred income tax liability — long term	651,820	756,356

Total liabilities	14,833,198	7,199,713

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at March 31, 2011 and at December 31, 2010	291,783	291,783
Additional paid-in capital	26,030,344	26,020,967
Accumulated deficit	(21,641,030)	(21,298,515)
Other comprehensive income — foreign currency translation	370,788	408,702
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	4,859,742	5,230,794

Total liabilities and stockholders’ equity	$19,692,940	$12,430,507

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues:
Software sales, service fee and license fee revenue	$4,116,366	$3,899,557
Patent license fee and enforcement revenues	—	40,500

	4,116,366	3,940,057

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,310,986	1,202,164
Patent license fee and enforcement cost	382	61,677
Selling, general and administration	2,032,189	1,881,138
Research and development	613,108	545,918
Depreciation and amortization	444,649	398,670

Loss from operations	(284,948)	(149,510)

Other expense
Interest expense, net of interest income of $912 and $8,866, respectively	14,584	19,497
Other expense	—	51

Total other expense	14,584	19,548

Loss before income taxes	(299,532)	(169,058)

Tax expense	42,984	54,073

Net loss	(342,516)	(223,131)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(37,914)	129,836

Comprehensive loss	$(380,430)	$(93,295)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(342,516)	$(223,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444,649	398,670
Provision for doubtful accounts	1,255	19,327
Deferred income taxes	78,021	(50,783)
Amortization of deferred financing fees	—	18,110
Non-cash interest charge	—	669
Recognition of rent incentive benefit	(26,108)	85,552
Stock option grant expense	9,377	21,621
Loss on disposal of property and equipment	—	52
Changes in operating assets and liabilities:
Trade receivables	(7,414,240)	(854,411)
Note and settlement receivables	24,623	(8,632)
Prepaid expenses	(33,503)	24,485
Income taxes	(55,019)	226,959
Other assets	155,098	44,053
Accounts payable	360,208	(204,944)
Accrued expenses	1,231,968	49
Accrued wages and other compensation	271,023	125,385
Deferred revenue	5,638,136	177,500

Cash provided by / (used in) operating activities	342,972	(199,469)

Cash flows used in investing activities:
Additions to property, equipment, and software	(655,482)	(423,298)

Cash used in investing activities	(655,482)	(423,298)

Cash flows provided by financing activities:
Borrowings under credit agreements	—	1,160,000
Repayments under credit agreements	(825,000)	(774,000)
Advance from shareholder	838,509	—

Cash provided by financing activities	13,509	386,000

Effect of foreign currency exchange rates on cash and cash equivalents	26,016	(2,369)

Increase / (decrease) in cash and cash equivalents	(272,985)	(239,136)

Cash and cash equivalents, beginning of period	680,046	508,836

Cash and cash equivalents, end of period	$407,061	$269,700

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
Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Form 10-K filed with the SEC.
The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow.
The Company realizes patent license fee and enforcement revenues. These revenues are realized once the Company has received a signed settlement or judgment and the collection of the receivable is deemed probable. The Company recognized $0 and $40,500 in revenues associated with patent license fee and enforcement activities in the three months ended March 31, 2011 and March 31, 2010, respectively.
Amortization expense of developed software amounted to $201,420 and $163,559 for the three months ended March 31, 2011 and 2010, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $0 and $8,722 in interest related to the Company’s notes payable for the three months ended March, 2011 and 2010, respectively.
The Company paid approximately $18,705 and $0 for current year tax estimates for the three months ended March 31, 2011 and 2010, respectively. The Company received income tax refunds of approximately $0 and $124,914 during the three months ended March 31, 2011 and 2010, respectively, for prior year tax payments.
NOTE 3: Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, deferred finance costs, prepaid expenses and other assets, accounts payable, and other accruals approximate their fair values because of their nature and expected duration.
NOTE 4: Debt Obligations and Liquidity
The Company had the following debt obligations.
The Company had a revolving loan with PNC Bank (“PNC”) which matured on December 31, 2010 (the “Loan Agreement”)
The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 31, 2010. On January 3, 2011, the revolving loan was repaid with an advance of $825,000 from Fairford Holdings, Limited, a British Virgin Islands Company (“Fairford”), As of March 31, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%.
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest under the promissory notes amounted to $23,919.
In March 2011, the Company received a purchase order for EIM licenses in the UK totaling approximately $6 million and received payment of approximately $7 million in May 2011, which includes VAT tax remittance. The EIM license agreement expands services provided to an existing customer and the revenue will be recognized over the term of the three-year license and service agreement. The license agreement does contain a termination clause which enables the customer to cancel the agreement after two years of service and return 80% of the unearned prepaid license fee. The maximum prepaid fee which could be claimed would be approximately $1.5 million. The Company believes that this source of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months.
NOTE 5: New Accounting Pronouncements
FASB Accounting Standards Update (“ASU”) No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This ASU also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This ASU should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this ASU on a retrospective basis. The adoption of this ASU had no effect on the Company’s results of operations or financial position.
FASB ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue model or the guidance in revenue arrangements with multiple deliverables model, ASU No. 2009-13. Generally, if the software contained in or part of the arrangement with the tangible product is essential to the tangible product’s functionality, then the software is excluded from the software revenue guidance. The ASU also provides factors to consider in evaluating whether the software was essential to the tangible product or not. The disclosure requirements, effective date, and transition methods for this ASU are the same as those for ASU No. 2009-13. An entity must adopt both ASUs in the same period using the same transition method. The adoption of this ASU had no effect on the Company’s results of operations or financial position.
FASB issued ASU 2010-9 Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements in February 2010 (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.
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

	For the Three Months Ended
	March 31,
	2011	2010
Net loss	$(342,516)	$(223,131)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021

Basic:
Net loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	29,038,021	29,038,021

Diluted:
Net loss per share	$(0.01)	$(0.01)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

For the three months ended March 31, 2011, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the three months ended March 31, 2011, would have been 154,479. For the three months ended March 31, 2010, there were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the three months ended March 31, 2010.

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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. AS of March 31, 2011, there were 1,644,468 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.
At March 31, 2011, there were options to purchase 5,861,782 shares of Class A common stock outstanding consisting of 5,611,782 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were exercisable options to purchase an aggregate of 4,611,782 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were outside plan stock options as of March 31, 2011.
Information with respect to options was as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, January 1, 2011	5,861,782	$0.08 - $0.49	$0.27
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, March 31, 2011	5,861,782	$0.08 - $0.49	$0.27

The following table summarizes options exercisable at March 31, 2011:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term

March 31, 2011	4,861,782	$0.21 - $0.49	$0.30	—	5.27 years
The following table summarizes non-vested options:

Option
Shares
January 1, 2011	1,000,000
Granted	—
Cancelled	—
Vested	—

March 31, 2011	1,000,000

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
Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of March 31, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.
Included within selling, general and administrative expense for the three months ended March 31, 2011 and March 31, 2010 was $9,379 and $21,621, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of March 31, 2011, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.
NOTE 9: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2011, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of March 31, 2011 and March 31, 2010, the Company had $86,996 and $67,549 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had amounts accrued for interest and penalties as of March 31, 2011.
For the three months ended March 31, 2011 and March 31, 2010, the Company had $42,984 and $54,073, respectively, of income tax expense. The income tax expense is primarily related to the United Kingdom operations.
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
The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2011 and 2010 is shown in the following tables.

	For Three Months Ended March 31, 2011
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$2,535,824	$1,334,705	$245,837	—	—	$4,116,366
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,954,629	739,380	111,371	(382)	—	2,804,998
Depreciation and Amortization	323,948	9,690	108,465	—	2,546	444,649

Income (loss) from operations	330,817	109,519	(435,321)	(382)	(289,581)	(284,948)
Long-lived assets	7,332,670	107,430	726,862	—	5,260	8,172,222

	For Three Months Ended March 31, 2010
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated

Revenues	$2,652,920	$1,126,491	$120,146	$40,500	$—	$3,940,057
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,088,626	587,078	21,689	(21,177)	—	2,676,216
Depreciation and Amortization	237,350	4,262	149,083	353	7,622	398,670

Income (loss) from operations	676,990	89,922	(580,191)	(21,530)	(314,701)	(149,510)
Long-lived assets	9,973,926	33,847	1,049,145	—	20,537	11,077,455
     The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2011
	United	United
	States	Kingdom	Consolidated

Revenues	$910,038	$3,206,328	$4,116,366

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	712,153	2,092,845	2,804,998
Depreciation and Amortization	128,121	316,528	444,649
Income (loss) from operations	(312,928)	27,980	(284,948)
Long-lived assets	6,728,778	1,443,444	8,172,222

	For Three Months Ended March 31, 2010
	United	United
	States	Kingdom	Consolidated

Revenues	$1,037,541	$2,902,516	$3,940,057
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	713,135	1,963,081	2,676,216
Depreciation and Amortization	179,638	219,032	398,670
Income (loss) from operations	(353,909)	204,399	(149,510)
Long-lived assets	9,933,083	1,144,372	11,077,455

NOTE 12 —RELATED PARTY TRANSACTIONS
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note has no term and is due on demand.
Principal and interest outstanding under the Loan Agreement (see Note 4: Debt Obligations and Liquidity) matured on December 30, 2010. The Loan Agreement, however, allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 30, 2010. On January 3, 2011,with the revolving loan was repaid with an advance of $825,000 from Fairford. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. Advances from the shareholder, Fairford, totaling $1,325,000, documented in the form of two demand promissory notes, were repaid and cancelled in May 2011. Accumulated interest paid under the promissory notes amounted to $23,919.
NOTE 13: Subsequent Events
In March 2011, the Company received a purchase order for EIM licenses in the UK totaling approximately $6 million and received payment of approximately $7 million in May 2011, which includes VAT tax remittance. The EIM license agreement expands services provided to an existing customer and the revenue will be recognized over the term of the three-year license and service agreement. The license agreement does contain a termination clause which enables the customer to cancel the agreement after two years of service and return 80% of the unearned prepaid license fee. The maximum prepaid fee which could be claimed would be approximately $1.5 million. The Company believes that this source of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled in May 2011. Accumulated interest paid under the promissory notes amounted to $23,919.

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
The Company reported revenue in the EIM segment of $2.5 million and $2.7 million for the three months ended March 31, 2011 and 2010, respectively. For the Telemanagement segment, the Company recorded revenues of $1.3 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. The Patent Enforcement segment recorded revenue of $0 and $40,500 for the three months ended March 31, 2011 and 2010, respectively. The VoIP segment recorded revenue of approximately $245,837 and $120,146 for the three months ended March 31, 2011 and 2010, respectively.
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
Financial Condition
In the three months ended March 31, 2011, the stockholders’ equity decreased $371,052 from $5,230,794 as of December 31, 2010 to $4,859,742 as of March 31, 2011 primarily as a result of the three months ended March 31, 2011 net loss of $342,516. The Company realized an increase in net current assets (current assets less current liabilities) of approximately $3,419,717 which was primarily attributable to a large sale in the three months ended March 31, 2011.
At March 31, 2011, cash and cash equivalents were $407,061 compared to $680,046 at December 31, 2010, and such decrease was primarily attributable to cash provided by operating and financing activities offset by cash used in investing activities. Cash provided by operating activities in the three months ended March 31, 2011 amounted to $342,974 which was primarily related to the net operating loss of $342,516 being offset by depreciation and amortization of $444,649. Cash provided by financing activities related to borrowings of $838,509 from a shareholder offset by the pay-off of the Company’s revolving loan facility of $825,000 during the three months ended March 31, 2011. Cash utilized in investing activities of $655,482 related to additions to property, equipment and software. The Company generates approximately 78% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved by 3.6% in relation to the US dollar during the three month period ended March 31, 2011.
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand. Principal and interest outstanding under the Company’s revolving loan facility matured on December 30, 2010. The revolving loan facility, however, allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the revolving loan facility amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC, Fairford advanced to the Company $825,000. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest paid under the promissory notes amounted to $23,919.
In March 2011, the Company received a purchase order for EIM licenses in the UK totaling approximately $6 million and received payment of approximately $7 million in May 2011, which includes VAT tax remittance. The EIM license agreement expands services provided to an existing customer and the revenue will be recognized over the term of the three-year license and service agreement. The license agreement does contain a termination clause which enables the customer to cancel the agreement after two years of service and return 80% of the unearned prepaid license fee. The maximum prepaid fee which could be claimed would be approximately $1.5 million. The Company believes that this source of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months
Results of Operations (Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010)
Revenues
Revenues from operations for the three months ended March 31, 2011 increased $176,309, or 4.5%, to $4,116,366 as compared to $3,940,057 for the three months ended March 31, 2010. Revenues derived from the UK operations represented 77.9% and 73.7% of total revenues for the three months ended March 31, 2011 and 2010, respectively. The increase in UK revenues was primarily related to increased sales in the UK Telemanagment segment. The US revenues decreased by $127,503, or 12.3%, to $910,038 for the three months ended March 31, 2011 compared to $1,037,541 for the three months ended March 31, 2010. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 12.3% of the total revenues for the three months ended March 31, 2011 and 15.9% for the three months ended March 31, 2010. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2011, increased $108,822, or 9.1%, to $1,310,986 as compared to $1,202,164 for the three months ended March 31, 2010. The increase was primarily related to an increase in professional services cost. The cost of products and services, excluding depreciation and amortization, was 31.8% of revenue for the three months ended March 31, 2011 as compared to 30.5% of revenue for the three months ended March 31, 2010. The increase in percentage is related to the increased cost in non-billable professional services work associated with retaining current customers.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended March 31, 2011 decreased by $61,295, or 99.4%, to $382 as compared to $61,677 for the three months ended March 31, 2010. The decrease was primarily due to additional cost absorption of certain out-of-pocket expenses by the Company’s attorneys in connection with certain patent enforcement activities and decreased patent enforcement activities.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended March 31, 2011 increased $151,051, or 8.0%, to $2,032,189 compared to $1,881,138 for the three months ended March 31, 2010. The increase was primarily due to increased revenue and sales staff in the Telemanagement segment.
Research and Development Expense
Research and development expense for the three months ended March 31, 2011 increased $67,190, or 12.3%, to $613,108 as compared to $545,918 for the three months ended March 31, 2010. Research and development costs that were capitalized during the three months ended March 31, 2011 and March 31, 2010 amounted to $220,997 and $294,829, respectively. Research and development costs allocated to cost of goods sold during the three months ended March 31, 2011 and March 31, 2010 amounted to $312,714 and $294,829, respectively.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2011 increased $45,979, or 11.5%, to $444,649 from $398,670 in the three months ended March 31, 2010. The increase was primarily associated with depreciation and amortization of fixed assets acquired and software capitalized in 2010.
Amortization expense of developed software amounted to $201,420 and $163,559 for the three months ended March 31, 2011 and 2010, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $4,913, or 25.2%, to $14,584 for the three months ended March 31, 2011 compared to $19,497 for the three months ended March 31, 2010. The decrease in net interest expense was primarily associated with a decrease in the effective interest rate.
The Company realized a loss on disposal of equipment of $51 for the three months ended March 31, 2010.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of March 31, 2011, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax expense for the three months ended March 31, 2011 and March 31, 2010 of $42,984 and $54,073, respectively, was due to the pre-tax income in the United Kingdom of $26,880 and $203,938, respectively.

Net Loss
Net loss increased $119,385 to $342,516 for the three months ended March 31, 2011 compared to a net loss of $223,131 for the three months ended March 31, 2010. The increase in net loss was primarily associated with increased expense.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, decreased $272,985 to $407,061 as of March 31, 2011 compared to $680,046 as of December 31, 2010. The decrease in cash, cash equivalents, and short-term investments during the three months ended March 31, 2011 was predominately related cash spent on property, equipment, and software of $655,482 partially off-set by cash flows provided by operations of $342,972 along with cash provided by financing activities of $13,509. The effect of foreign currency exchange rates on cash and cash equivalents was a gain of $26,016.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the three months ended March 31, 2011 of $330,817, $109,519, $(435,321) and $(382), respectively. The Corporate Allocation expense generated an operating loss of $(289,581) for the three months ended March 31, 2011. The United States location generated a loss from operations for the three months ended March 31, 2011 of $(600,376) which was primarily associated with losses generated in the VoIP segment and the Corporate Allocations expense. The United Kingdom location generated an income from operations for the same period of $315,428.
The Company had available a revolving loan with PNC Bank (“PNC”). The revolving loan expired on December 30, 2010.
The loan agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $825,000 to the Company. As of March 31, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.
In March 2011, the Company received a purchase order for EIM licenses in the UK totaling approximately $6 million and received payment of approximately $7 million in May 2011, which includes VAT tax remittance. The EIM license agreement expands services provided to an existing customer and the revenue will be recognized over the term of the three-year license and service agreement. The license agreement does contain a termination clause which enables the customer to cancel the agreement after two years of service and return 80% of the unearned prepaid license fee. The maximum prepaid fee which could be claimed would be approximately $1.5 million. The Company believes that this source of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled in May 2011. Accumulated interest under the promissory notes amounted to $23,919.
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
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 8. “Financial Statements and Supplementary Date — Notes to Consolidated Financial Statements — Note 1” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of March 31, 2011, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2011.
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
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There was an impairment of $2,127,401 on goodwill in 2010 and no further impairment was identified in 2011. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
The Company has allocated goodwill and a significant component of its intangible assets to CTI Billing Solutions Limited, as that entity is considered a separate reporting unit. The Company performed its annual impairment analysis on goodwill as of October 1, 2010, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The Company engaged the same outside firm as was used in past years to assist in this analysis. The Company is satisfied as to the qualifications and independence of this firm with respect to their ability to assist in this analysis. The results of this analysis indicated that there was a Step One impairment as of the date of our annual impairment determination and the Step Two impairment resulted in a $2,127,401 impairment to goodwill and no impairment to intangibles.
The Company’s Class A common stock dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of May 4, 2011, the Company’s Class A common stock closed at $0.07 per share and the “market cap” for the Company’s stock was approximately $2.0 million which was well below the Company’s reported book value at March 31, 2011 of approximately $4.9 million.
Because of the Company’s continued low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business units operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at March 31, 2011.
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 64%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap” The Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that it is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at March 31, 2011. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.
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
If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting set forth in the guidance related to software revenue recognition. If the criteria for separate accounting are not met, the entire arrangement is accounted for in conformity guidance related to contract accounting. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s Telemanagement products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.
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
Included within selling, general and administrative expense for the three months ended March 31, 2011 and March 31, 2010 was $9,379 and $21,621, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $38,000, $24,000, $0 and $0 for the fiscal years ending December 31, 2011, 2012, 2013 and 2014, respectively, of compensation costs for nonvested stock options previously granted to employees.
New Accounting Pronouncements
FASB ASU No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This ASU also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This ASU should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this ASU on a retrospective basis. The adoption of this ASU had no effect on the Company’s results of operations or financial position.

FASB ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue model or the guidance in revenue arrangements with multiple deliverables model, ASU No. 2009-13. Generally, if the software contained in or part of the arrangement with the tangible product is essential to the tangible product’s functionality, then the software is excluded from the software revenue guidance. The ASU also provides factors to consider in evaluating whether the software was essential to the tangible product or not. The disclosure requirements, effective date, and transition methods for this ASU are the same as those for ASU No. 2009-13. An entity must adopt both ASUs in the same period using the same transition method. The adoption of this ASU had no effect on the Company’s results of operations or financial position.
FASB issued ASU 2010-9 Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements in February 2010 (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.

Item 4. Controls and Procedures.
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts, thereby requiring the Company to sue the Government in the Court of Federal Claims. On October 29, 2009, the Court ruled on the parties’ patent invalidity and noninfringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross appealed. Briefing before the Federal Circuit was completed, and, on January 20, 2011, the Federal Circuit reversed the district court’s decision. On February 22, 2011, the Qwest entities filed a Petition for a Rehearing en banc. That Petition was denied on April 25, 2011. The case will now return to the district court for trial, which is expected to occur within the next year.
Item 1A — Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3 — Defaults Upon Senior Securities.
None.
Item 4 — (Removed and Reserved)
Item 5 — Other Information.
None

Item 6 — Exhibits.

Exhibit 11.1		Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1	-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2	-	Section 1350 Certification of the Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.
/s/ John Birbeck
John Birbeck	Date: May 13, 2011
Chief Executive Officer (Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: May 13, 2011
Chief Financial Officer (Principal Financial Officer)