Form 10-Q
period 2011-06-30
CTI GROUP HOLDINGS INC
filed 2011-08-12
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 2, 2011, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of August 2, 2011, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

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
References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$4,652,545	$680,046
Trade accounts receivable, less allowance for doubtful accounts of $68,477 and $71,689, respectively	2,952,989	3,138,280
Note and settlement receivable — short term	—	24,623
Prepaid expenses	349,348	315,411
Deferred tax asset	—	112,172
Other current assets	247,970	209,863

Total current assets	8,202,852	4,480,395

Property, equipment, and software, net	2,482,882	1,902,343
Intangible assets, net	2,856,295	3,199,477
Goodwill	2,769,589	2,769,589
Other assets	78,902	78,703

Total assets	$16,390,520	$12,430,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$653,281	$428,544
Accrued expenses	1,029,550	1,037,650
Accrued wages and other compensation	387,469	303,829
Income tax payable	584,866	526,082
Note payable	—	825,000
Advance from shareholder	—	505,016
Deferred tax liability — short term	34,534	—
Deferred revenue	4,324,643	2,274,870

Total current liabilities	7,014,343	5,900,991

Lease incentive — long term	149,244	187,365
Deferred revenue — long term	4,019,798	355,001
Deferred income tax liability — long term	605,981	756,356

Total liabilities	11,789,366	7,199,713

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued at June 30, 2011 and at December 31, 2010	291,783	291,783
Additional paid-in capital	26,039,723	26,020,967
Accumulated deficit	(21,922,729)	(21,298,515)
Other comprehensive income — foreign currency translation	384,520	408,702
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	4,601,154	5,230,794

Total liabilities and stockholders’ equity	$16,390,520	$12,430,507

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended
	June 30,
	2011	2010

Revenues:
Software sales, service fee and license fee revenue	$8,116,956	$7,477,589
Patent license fee and enforcement revenues	—	40,500

	8,116,956	7,518,089

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,374,002	2,345,324
Patent license fee and enforcement cost	(58,306)	10,603
Selling, general and administration	4,001,874	3,742,320
Research and development	1,312,487	1,226,587
Depreciation and amortization	947,341	796,110

Loss from operations	(460,442)	(602,855)

Other expense
Interest expense, net of interest income of $2,539 and $19,944, respectively	19,786	41,649
Other expense	—	51

Total other expense	19,786	41,700

Loss before income taxes	(480,228)	(644,555)

Tax expense	143,986	26,095

Net loss	(624,214)	(670,650)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(24,182)	143,727

Comprehensive loss	(648,396)	$(526,923)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	June 30,
	2011	2010

Revenues:
Software sales, service fee and license fee revenue	$4,000,590	$3,578,032
Patent license fee and enforcement revenues	—	—

	4,000,590	3,578,032

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,063,016	1,143,160
Patent license fee and enforcement cost	(58,688)	(51,074)
Selling, general and administration	1,969,685	1,861,182
Research and development	699,379	680,669
Depreciation and amortization	502,692	397,440

Loss from operations	(175,494)	(453,345)

Other expense
Interest expense, net of interest income of $1,627 and $11,078, respectively	5,202	22,152
Other expense	—	—

Total other expense	5,202	22,152

Loss before income taxes	(180,696)	(475,497)

Tax expense / (benefit)	101,002	(27,978)

Net loss	(281,698)	(447,519)

Other comprehensive income / (loss)
Foreign currency translation adjustment	13,732	13,891

Comprehensive loss	$(267,966)	$(433,628)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(624,214)	$(670,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	947,341	796,110
Provision for doubtful accounts	2,544	28,112
Deferred income taxes	(24,205)	(18,365)
Amortization of deferred financing fees	—	38,970
Non-cash interest charge	—	1,338
Recognition of rent incentive benefit	(53,397)	68,244
Stock option grant expense	18,756	30,999
Loss on disposal of property and equipment	—	53
Changes in operating assets and liabilities:
Trade receivables	261,699	(612,625)
Note and settlement receivables	24,623	108,278
Prepaid expenses	(31,632)	135,205
Income taxes	42,557	160,965
Other assets	(40,313)	31,103
Accounts payable	217,528	(185,355)
Accrued expenses	(18,537)	(107,612)
Accrued wages and other compensation	81,326	316,309
Deferred revenue	5,689,939	251,561

Cash provided by operating activities	6,494,015	372,640

Cash flows used in investing activities:
Additions to property, equipment, and software	(1,161,041)	(668,007)

Cash used in investing activities	(1,161,041)	(668,007)

Cash flows (used in) / provided by financing activities:
Borrowings under credit agreements	—	1,821,000
Repayments under credit agreements	(825,000)	(1,773,000)
Advance from shareholder	838,509	—
Repayment of advance from shareholder	(1,343,525)	—

Cash (used in) / provided by financing activities	(1,330,016)	48,000

Effect of foreign currency exchange rates on cash and cash equivalents	(30,459)	(19,854)

Increase / (decrease) in cash and cash equivalents	3,972,499	(267,221)

Cash and cash equivalents, beginning of period	680,046	508,836

Cash and cash equivalents, end of period	$4,652,545	$241,615

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
Amortization expense of developed software amounted to $415,922 and $307,573 for the six months ended June 30, 2011 and 2010, respectively. Amortization expense of developed software amounted to $214,502 and $144,014 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $23,919 and $19,240 in interest related to the Company’s notes payable for the six months ended June 30, 2011 and 2010, respectively.
The Company paid approximately $18,705 and $2,012 for current year tax estimates for the six months ended June 30, 2011 and 2010, respectively. The Company received income tax refunds of approximately $0 and $124,914 during the six months ended June 30, 2011 and 2010, respectively, for prior year tax payments and paid income taxes of approximately $101,737 and $0 during the six months ended June 30, 2011 and 2010, respectively, for prior year taxes.

NOTE 3: Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, deferred finance costs, prepaid expenses and other assets, accounts payable, and other accruals approximate their fair values because of their nature and expected duration.
NOTE 4: Debt Obligations and Liquidity
The Company had the following debt obligations.
The Company had a revolving loan with PNC Bank (“PNC”) which matured on December 31, 2010 (the “Loan Agreement”).
The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 31, 2010. On January 3, 2011, the revolving loan was repaid with an advance of $825,000 from Fairford Holdings, Limited, a British Virgin Islands Company (”Fairford”), As of June 30, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%.
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
FASB ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue model or the guidance in revenue arrangements with multiple deliverables model, ASU No. 2009-13. Generally, if the software contained in or part of the arrangement with the tangible product is essential to the tangible product’s functionality, then the software is excluded from the software revenue guidance. The ASU also provides factors to consider in evaluating whether the software was essential to the tangible product or not. The disclosure requirements, effective date, and transition methods for this ASU are the same as those for ASU No. 2009- 13. An entity must adopt both ASUs in the same period using the same transition method. The adoption of this ASU had no effect on the Company’s results of operations or financial position.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(281,698)	$(447,519)	$(624,214)	$(670,650)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021	29,038,021	29,038,021

Basic:
Net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average common shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

Diluted:
Net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

There were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the three months ended June 30, 2011 and for the three and six months ended June 30, 2010. For the six months ended June 30, 2011, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the six months ended June 30, 2011, would have been 147,668.
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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of June 30, 2011, there were 1,644,468 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.
At June 30, 2011, there were options to purchase 5,861,782 shares of Class A common stock outstanding consisting of 5,611,782 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were exercisable options to purchase an aggregate of 4,611,782 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were outside plan stock options as of June 30, 2011.
Information with respect to options was as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, January 1, 2011	5,861,782	$0.08 – $0.49	$0.27
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, June 30, 2011	5,861,782	$0.08 – $0.49	$0.27

The following table summarizes options exercisable at June 30, 2011:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term
June 30, 2011	4,861,782	$0.08-$0.49	$0.30	—	5.02 years

The following table summarizes non-vested options:

Option
Shares
January 1, 2011	1,000,000
Granted	—
Cancelled	—
Vested	—

June 30, 2011	1,000,000

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula). Closed-form valuation models incorporate ranges of assumptions for inputs. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from general practices used by other companies in the software industry and estimates by the Company of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
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
Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of June 30, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant and expire ten years after the date of the grant.
Included within selling, general and administrative expense for the three months ended June 30, 2011 and June 30, 2010 was $9,379 and $9,378, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2011 and June 30, 2010 was $18,758 and $30,999, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of June 30, 2011, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2011, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of June 30, 2011 and June 30, 2010, the Company had $91,114 and $76,201 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had amounts accrued for interest and penalties as of June 30, 2011.
For the six months ended June 30, 2011 and June 30, 2010, the Company had $143,986 and $26,095, respectively, of income tax expense and for the three months ended June 30, 2011 and June 30, 2010, the Company had $101,002 and $27,978 of income tax expense, respectively. The income tax benefit and expense were primarily related to the United Kingdom operations.
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

Summarized financial information concerning the Company’s reportable segments for the six months and three months ended June 30, 2011 and 2010 is shown in the following tables.

	For Six Months Ended June 30, 2011
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated
Revenues	$4,859,003	$2,550,815	$707,138	$—	$—	$8,116,956
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,946,371	1,505,667	290,916	58,306	—	5,801,260
Depreciation and Amortization	702,902	21,018	218,484	—	4,937	947,341

Income (loss) from operations	620,189	388,948	(980,837)	58,306	(547,048)	(460,442)
Long-lived assets	7,407,322	102,102	674,545	—	3,699	8,187,668

	For Six Months Ended June 30, 2010
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated
Revenues	$4,768,990	$2,390,705	$317,894	$40,500	$—	$7,518,089
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	3,803,598	1,298,364	30,303	29,897	—	5,162,162
Depreciation and Amortization	496,564	8,388	276,423	353	14,382	796,110

Income (loss) from operations	842,025	261,836	(1,218,765)	29,544	(517,495)	(602,855)
Long-lived assets	9,900,571	46,778	949,351	—	13,777	10,910,477

	For Three Months Ended June 30, 2011
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated
Revenues	$2,323,179	$1,216,110	$461,301	$—	$—	$4,000,590
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,991,742	766,287	179,545	58,688	—	2,996,262
Depreciation and Amortization	378,954	11,328	110,019	—	2,391	502,692

Income (loss) from operations	289,372	279,429	(545,516)	58,688	(257,467)	(175,494)
Long-lived assets	7,407,322	102,102	674,545	—	3,699	8,187,668

	For Three Months Ended June 30, 2010
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated
Revenues	$2,116,070	$1,264,214	$197,748	—	—	$3,578,032
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,714,972	711,286	8,614	51,074	—	2,485,946
Depreciation and Amortization	259,214	4,126	127,340	—	6,760	397,440

Income (loss) from operations	165,035	171,914	(638,574)	51,074	(202,794)	(453,345)
Long-lived assets	9,900,571	46,778	949,351	—	13,777	10,910,477

The following table presents net revenues by geographic location.

	For Six Months Ended June 30, 2011
		United
	United States	Kingdom	Consolidated
Revenues	$1,927,264	$6,189,692	$8,116,956

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,443,090	4,358,170	5,801,260
Depreciation and Amortization	256,492	690,849	947,341
Income / (loss) from operations	(772,708)	312,266	(460,442)
Long-lived assets	6,486,568	1,701,100	8,187,668

	For Six Months Ended June 30, 2010
		United
	United States	Kingdom	Consolidated
Revenues	$2,270,982	$5,247,107	$7,518,089
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,663,731	3,498,431	5,162,162
Depreciation and Amortization	334,319	461,791	796,110
Income (loss) from operations	(428,182)	(174,673)	(602,855)
Long-lived assets	9,640,052	1,270,425	10,910,477

	For Three Months Ended June 30, 2011
		United
	United States	Kingdom	Consolidated
Revenues	$1,017,226	$2,983,364	$4,000,590

Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	730,937	2,265,325	2,996,262
Depreciation and Amortization	128,371	374,321	502,692
Income / (loss) from operations	(459,780)	284,286	(175,494)
Long-lived assets	6,486,568	1,701,100	8,187,668

	For Three Months Ended June 30, 2010
		United
	United States	Kingdom	Consolidated
Revenues	$1,233,441	$2,344,591	$3,578,032
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	950,596	1,535,350	2,485,946
Depreciation and Amortization	154,681	242,759	397,440
Income (loss) from operations	(74,273)	(379,072)	(453,345)
Long-lived assets	9,640,052	1,270,425	10,910,477
NOTE 12 —RELATED PARTY TRANSACTIONS
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.
Principal and interest outstanding under the Loan Agreement (see Note 4: Debt Obligations and Liquidity) matured on December 30, 2010. The Loan Agreement, however, allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 30, 2010. On January 3, 2011, the revolving loan was repaid with an advance of $825,000 from Fairford. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. Advances from the shareholder, Fairford, totaling $1,325,000, documented in the form of two demand promissory notes, were repaid and cancelled in May 2011. Accumulated interest paid under the promissory notes amounted to $23,919.

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
The Company reported revenue in the EIM segment of $4.9 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively, and $2.3 million and $2.1 million for the three months ended June 30, 2011 and 2010, respectively. For the Telemanagement segment, the Company recorded revenues of $2.6 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively, and $1.2 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. The VoIP segment recorded revenue of approximately $707,000 and $318,000 for the six months ended June 30, 2011 and 2010, respectively, and $461,000 and $198,000 for the three months ended June 30, 2011 and 2010, respectively. The Patent Enforcement segment recorded revenue of $0 and $40,500 for the six months ended June 30, 2011 and 2010 and no revenue for the three months ended June 30, 2011 and 2010.
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
Financial Condition
In the six months ended June 30, 2011, the stockholders’ equity decreased $629,640 from $5,230,794 as of December 31, 2010 to $4,601,154 as of June 30, 2011 primarily as a result of the three months ended June 30, 2011 net loss of $624,214. The Company realized an increase in net current assets (current assets less current liabilities) of approximately $2,609,105 which was primarily attributable to a large sale in the six months ended June 30, 2011.
At June 30, 2011, cash and cash equivalents were $4,652,545 compared to $680,046 at December 31, 2010, and such increase was primarily attributable to cash provided by operating activities offset by cash used in investing and financing activities. Cash provided by operating activities in the six months ended June 30, 2011 amounted to $6,494,015 which was primarily related a large sale that was recorded as deferred revenue and depreciation and amortization of $947,341 partially off-set by the net operating loss of $(624,214). Cash used in financing activities related to a repayment of all debt of $1,330,016. Cash utilized in investing activities of $1,161,041 related to additions to property, equipment which was primarily related to the aforementioned large sale that was recorded in deferred revenue. The Company generates approximately 76% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved by 3.2% in relation to the US dollar during the six month period ended June 30, 2011 when compared to December 31, 2010.
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
In March 2011, the Company received a purchase order for EIM licenses in the UK totaling approximately $6 million and received payment of approximately $7 million in May 2011, which includes VAT tax remittance. The EIM license agreement expands services provided to an existing customer and the revenue will be recognized over the term of the three-year license and service agreement. The license agreement does contain a termination clause which enables the customer to cancel the agreement after two years of service and return 80% of the unearned prepaid license fee. The maximum prepaid fee which could be claimed would be approximately $1.5 million. The Company believes that this source of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months

Results of Operations (Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010)
Revenues
Revenues from operations for the six months ended June 30, 2011 increased $598,867, or 8.0%, to $8,116,956 as compared to $7,518,089 for the six months ended June 30, 2010. Revenues derived from the U.K. operations represent 76.3% and 69.8% of total revenues for the six months ended June 30, 2011 and 2011, respectively. The U.K. revenues increased by $942,585, or 17.8%, to $6,189,692 for the six months ended June 30, 2011 compared to $5,287,607 for the six months ended June 30, 2010. The increase in U.K. revenue was primarily due to the increase in demand in the EIM, VoIP, and Telemanagement segments. The U.S. revenues decreased by $343,718, or 15.1%, to $1,927,264 for the six months ended June 30, 2011 compared to $2,270,982 for the six months ended June 30, 2010. The decrease in U.S. revenues was primarily related to a decrease in the revenue recognized in the US EIM segment. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 12.2% of the total revenues for the six months ended June 30, 2011 and 16.6% for the six months ended June 30, 2010. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2011, increased $28,678, or 1.2%, to $2,374,002 as compared to $2,345,324 for the six months ended June 30, 2010. The increase was primarily related to an increase in revenue. The cost of products and services, excluding depreciation and amortization, was 29.2% of revenue for the six months ended June 30, 2011 as compared to 31.4% of revenue for the six months ended June 30, 2010. The decrease in percentage of cost of products and services was due to a slight decrease in costs and corresponding 8% increase in revenues.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the six months ended June 30, 2011 decreased by $68,909, or 649.9%, to a credit of $58,306 as compared to $10,603 for the six months ended June 30, 2010. The decrease was primarily due to an adjustment to the estimated legal acrrual being recognized in the six months ended June 30, 2011 and decreased professional fees associated with cost absorption of certain out-of-pocket expenses by the Company’s attorneys in connection with certain patent enforcement activities.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the six months ended June 30, 2011 increased $259,554, or 6.9%, to $4,001,874 compared to $3,742,320 for the six months ended June 30, 2010. The increase in Selling, general and administrative expenses was primarily due to increased selling costs related to a increase in revenue.
Research and Development Expense
Research and development expense for the six months ended June 30, 2011 increased $85,900, or 7.0%, to $1,312,487 as compared to $1,226,587 for the six months ended June 30, 2010. The increase was primarily due to a decrease in research and development being capitalized in the six months ended June 30, 2011. Research and development costs that were capitalized during the six months ended June, 2011 and June 30, 2010 amounted to $322,973 and $440,507, respectively.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2011 increased $151,231, or 19.0%, to $947,341 from $796,110 in the six months ended June 30, 2010. The increase was primarily associated with depreciation and amortization of fixed assets acquired and software capitalized in 2010.
Amortization expense of developed software amounted to $415,922 and $307,573 for the six months ended June 30, 2011 and 2010, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Net interest expense decreased $21,863, or 52.5%, to $19,786 for the six months ended June 30, 2011 compared to $41,649 for the six months ended June 30, 2010. The Company repaid all notes payable in the six months ended June 30, 2011.

The Company realized a loss on disposal of equipment of $0 for the six months ended June 30, 2011 and an income from disposal of equipment of $51 for the six months ended June 30, 2010.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2011, the Company’s valuation allowance related only to the net deferred tax assets in the United States.
The tax expense for the six months ended June 30, 2011 and June 30, 2010 of $143,986 and $26,095, respectively, was due to the pre-tax loss in the United Kingdom of $311,349 for the six months ended June 30, 2011 and a pretax income of $174,295 for the six months ended June 30, 2010.
Net Loss
Net loss decreased $46,436 to $624,214 for the six months ended June 30, 2011 compared to a net loss of $670,650 for the six months ended June 30, 2010. The decrease in net loss was primarily associated with the decrease in patent enforcement costs and an increase in revenue.
Results of Operations (Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010)
Revenues
Revenues from operations for the three months ended June 30, 2011 increased $422,558, or 11.8%, to $4,000,590 as compared to $3,578,032 for the three months ended June 30, 2010. Revenues derived from the U.K. operations represent 74.6% and 65.5% of total revenues for the three months ended June 30, 2011 and 2010, respectively. The U.K. revenues increased by $683,773 or 27.2%, to $2,983,364 for the three months ended June 30, 2011 compared to $2,344,591 for the three months ended June 30, 2010. The increase in U.K. revenue was primarily due to the increase in demand in the EIM, VoIP, and Telemanagement segments. The U.S. revenues decreased by $216,215, or 17.5%, to $1,017,226 for the three months ended June 30, 2011 compared to $1,233,441 for the three months ended June 30, 2010. The decrease in U.S. revenues was primarily related to a decrease in the revenue recognized in the U.S. EIM segment. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 12.2% of the total revenues for the three months ended June 30, 2011 and 17.3% for the three months ended June 30, 2010. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2011, decreased $80,144, or 7.0%, to $1,063,016 as compared to $1,143,160 for the three months ended June 30, 2010. The decrease in cost was primarily due to a decrease in outsourced development. The cost of products and services, excluding depreciation and amortization, was 26.6% of revenue for the three months ended June 30, 2011 as compared to 31.9% of revenue for the three months ended June 30, 2010. The decrease in percentage of cost of products and services was due to a decrease in costs and corresponding 11.8% increase in revenues.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended June 30, 2011 decreased by $7,614, or 14.9%, to a credit of $58,688 as compared to a credit of $51,074 for the three months ended June 30, 2010. The decrease was primarily due to an adjustment to the estimated legal accrual being recognized in the three months ended June 30, 2011 and decreased professional fees associated with cost absorption of certain out-of-pocket expenses by the Company’s attorneys in connection with certain patent enforcement activities.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended June 30, 2011 increased $108,503, or 5.8%, to $1,969,685 compared to $1,861,182 for the three months ended June 30, 2010. The increase in Selling, general and administrative expenses was primarily due to increased selling costs related to the increase in revenue.
Research and Development Expense
Research and development expense for the three months ended June 30, 2011 increased $18,710, or 2.7%, to $699,379 as compared to $680,669 for the three months ended June 30, 2010. Research and development costs that were capitalized during the three months ended June 30, 2011 and June 30, 2010 amounted to $10,259 and $145,678, respectively.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2011 increased $105,252, or 26.5%, to $502,692 from $397,440 in the three months ended June 30, 2010. The increase was primarily associated with depreciation and amortization of fixed assets acquired and software capitalized in 2010.
Amortization expense of developed software amounted to $214,502 and $144,014 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $16,950, or 76.5%, to $5,202 for the three months ended June 30, 2011 compared to $22,152 for the three months ended June 30, 2010. The decrease in interest expense was primarily due to the Company paying all notes payable in the three months ended June 30, 2011.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2011, the Company’s valuation allowance related to the net deferred tax assets in the United States.
The tax (benefit) / expense for the three months ended June 30, 2011 and June 30, 2010 of $101,002 and $(27,978), respectively, was due to the pre-tax (loss) / income in the United Kingdom of $284,469 and $(228,368), respectively.
Net Loss
Net loss decreased $165,821 to $281,698 for the three months ended June 30, 2011 compared to a net loss of $447,519 for the three months ended June 30, 2010. The decrease in net loss was primarily associated with the decreased patent enforcement costs and the increase in revenue.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, increased $3,972,499 to $4,652,545 as of June 30, 2011 compared to $680,046 as of December 31, 2010. The increase in cash, cash equivalents, and short-term investments during the six months ended June 30, 2011 was predominately related to cash provided by operating activities which amounted to $6,494,015, primarily related a large sale that was recorded as deferred revenue and depreciation and amortization of $947,341 partially off-set by the net operating loss of $624,214. The deferred revenue relates to a prepaid order of approximately $6 million in May 2011. Cash spent on property, equipment, and software of $1,161,041 and cash used in financing activities of $1,330,016 partially offset the cash provided by operating activities. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $30,459.
Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the six months ended June 30, 2011 of $620,189, $388,948, $(980,837) and $58,306, respectively. The Corporate Allocation expense generated an operating loss of $(547,048) for the six months ended June 30, 2011. The United States location generated a loss from operations for the six months ended June 30, 2011 of $(772,708) which was primarily associated with losses generated in the VoIP segment and the Corporate Allocations expense. The United Kingdom location generated an income from operations for the same period of $312,266. For the six months ended June 30, 2010, the EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the six months ended June 30, 2010 of $842,025, $261,836, $(1,218,765) and $29,544, respectively. The Corporate Allocation expense generated an operating loss of $(517,495) for the six months ended June 30, 2010. The United States location generated a loss from operations for the six months ended June 30, 2010 of $(428,182) which was primarily associated with losses generated in the VoIP segment and the Corporate Allocations expense. The United Kingdom location generated a loss from operations for the same period of $(174,673).

The Company had available a revolving loan with PNC Bank (“PNC”). The revolving loan expired on December 30, 2010.
The loan agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $825,000 to the Company. As of June 30, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.
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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of June 30, 2011, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2011.
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
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There was an impairment of $2,127,401 on goodwill in 2010 and no further impairment has been identified in 2011. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
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
The Company’s Class A common stock price dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of August 2, 2011, the Company’s Class A common stock closed at $0.06 per share and the “market cap” for the Company’s stock was approximately $1.7 million which was well below the Company’s reported book value at June 30, 2011 of approximately $4.6 million.
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 77%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap” The Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that it is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation.

Because of the Company’s continued low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business units operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at June 30, 2011.
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
If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting set forth in the guidance related to software revenue recognition. If the criteria for separate accounting are not met, the entire arrangement is accounted for in conformity with guidance related to contract accounting. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s Telemanagement products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.
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
Included within selling, general and administrative expense for the three months ended June 30, 2011 and June 30, 2010 was $9,379 and $9,378, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2011 and June 30, 2010 was $18,758 and $30,999, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts, thereby requiring the Company to sue the Government in the Court of Federal Claims. On October 29, 2009, the Court ruled on the parties’ patent invalidity and noninfringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross appealed. Briefing before the Federal Circuit was completed, and, on January 20, 2011, the Federal Circuit reversed the district court’s decision. On February 22, 2011, the Qwest entities filed a Petition for a Rehearing en banc. That Petition was denied on April 25, 2011. The case has now been returned to the district court for trial, which is expected to occur within the next year.
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
None.

Item 3 — Defaults Upon Senior Securities.
None.

Item 4 — (Removed and Reserved)

Item 5 — Other Information.
None

Item 6 — Exhibits.

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2-	Section 1350 Certification of the Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	Taxonomy Extension Schema

Exhibit 101.CAL	Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ John Birbeck John Birbeck	Date: August 12, 2011
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek Manfred Hanuschek	Date: August 12, 2011
Chief Financial Officer
(Principal Accounting and Financial Officer)