Form 10-Q
period 2011-09-30
CTI GROUP HOLDINGS INC
filed 2011-11-14
CIK 355627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
As of November 2, 2011, the number of shares of Class A common stock, par value $.01 per share, issued was 29,178,271. As of November 2, 2011, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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
References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless the context otherwise requires.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$3,818,021	$680,046
Trade accounts receivable, less allowance for doubtful accounts of $68,085 and $71,689, respectively	3,229,493	3,138,280
Note and settlement receivable — short term	—	24,623
Prepaid expenses	587,822	315,411
Deferred tax asset	—	112,172
Other current assets	397,487	209,863

Total current assets	8,032,823	4,480,395

Property, equipment, and software, net	2,264,070	1,902,343
Intangible assets, net	2,684,008	3,199,477
Goodwill	2,769,589	2,769,589
Other assets	78,991	78,703

Total assets	$15,829,481	$12,430,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$327,015	$428,544
Accrued expenses	1,091,604	1,037,650
Accrued wages and other compensation	651,065	303,829
Income tax payable	306,070	526,082
Note payable	—	825,000
Advance from shareholder	—	505,016
Deferred tax liability — short term	51,468	—
Deferred revenue	4,537,992	2,274,870

Total current liabilities	6,965,214	5,900,991

Lease incentive — long term	121,698	187,365
Deferred revenue — long term	3,430,263	355,001
Deferred income tax liability — long term	772,483	756,356

Total liabilities	11,289,658	7,199,713

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued at September 30, 2011 and at December 31, 2010	291,783	291,783
Additional paid-in capital	26,049,874	26,020,967
Accumulated deficit	(22,101,567)	(21,298,515)
Other comprehensive income — foreign currency translation	491,876	408,702
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	4,539,823	5,230,794

Total liabilities and stockholders’ equity	$15,829,481	$12,430,507

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended
	September 30,
	2011	2010
Revenues:
Software sales, service fee and license fee revenue	$12,495,621	$10,824,098
Patent license fee and enforcement revenues	—	40,500

	12,495,621	10,864,598

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	3,463,663	3,558,107
Patent license fee and enforcement cost	(54,531)	7,450
Selling, general and administration	6,322,624	5,542,584
Research and development	1,930,393	1,798,569
Depreciation and amortization Legal settlements	1,452,128	1,231,223

Loss from operations	(618,656)	(1,273,335)

Other expense / (income)
Interest expense, net of interest income of $2,974 and $23,012, respectively	23,886	72,998
Other expense / (income)	(994)	51

Total other expense / (income)	22,892	73,049

Loss before income taxes	(641,548)	(1,346,384)

Tax expense	161,504	52,654

Net loss	(803,052)	(1,399,038)

Other comprehensive income / (loss)
Foreign currency translation adjustment	83,174	(66,855)

Comprehensive loss	(719,878)	$(1,465,893)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	September 30,
	2011	2010
Revenues:
Software sales, service fee and license fee revenue	$4,378,665	$3,346,509

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,089,661	1,212,783
Patent license fee and enforcement cost	3,775	(3,153)
Selling, general and administration	2,320,750	1,800,264
Research and development	617,906	571,982
Depreciation and amortization Legal settlements	504,787	435,113

Loss from operations	(158,214)	(670,480)

Other expense / (income)
Interest expense, net of interest income of $1,627 and $3,068, respectively	4,100	31,349
Other expense / (income)	(994)	—

Total other expense / (income)	3,106	31,349

Loss before income taxes	(161,320)	(701,829)

Tax expense / (benefit)	17,518	26,559

Net loss	(178,838)	(728,388)

Other comprehensive income / (loss)
Foreign currency translation adjustment	107,356	(210,582)

Comprehensive income / (loss)	(71,482)	$(938,970)

Basic and diluted net loss per common share	$(0.01)	$(0.03)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021
See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(803,052)	$(1,399,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,452,128	1,231,223
Provision for doubtful accounts	3,393	29,500
Deferred income taxes	183,960	(88,904)
Amortization of deferred financing fees	—	56,705
Non-cash interest charge	—	2,006
Recognition of rent incentive benefit	(80,663)	46,117
Stock option grant expense	28,909	40,387
Loss on disposal of property and equipment	421	53
Changes in operating assets and liabilities:
Trade receivables	(86,458)	(516,985)
Note and settlement receivables	24,623	306,362
Prepaid expenses	(279,364)	(53,971)
Income taxes	(230,147)	235,567
Other assets	(191,198)	31,574
Accounts payable	(103,212)	(231,822)
Accrued expenses	68,546	(36,795)
Accrued wages and other compensation	350,783	218,330
Deferred revenue	5,514,935	391,963

Cash provided by operating activities	5,853,604	262,272

Cash flows used in investing activities:
Additions to property, equipment, and software	(1,264,433)	(786,932)

Cash used in investing activities	(1,264,433)	(786,932)

Cash flows (used in) / provided by financing activities:
Borrowings under credit agreements	—	3,031,000
Repayments under credit agreements	(825,000)	(2,689,027)
Advance from shareholder	838,509	—
Repayment of advance from shareholder	(1,343,525)	—

Cash (used in) / provided by financing activities	(1,330,016)	341,973

Effect of foreign currency exchange rates on cash and cash equivalents	(121,180)	(2,816)

Increase / (decrease) in cash and cash equivalents	3,137,975	(185,503)

Cash and cash equivalents, beginning of period	680,046	508,836

Cash and cash equivalents, end of period	$3,818,021	$323,333

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
Amortization expense of developed software amounted to $658,466 and $559,127 for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense of developed software amounted to $242,544 and $251,553 for the three months ended September 30, 2011 and 2010, respectively. Amortization expense of developed software, which relates to cost of sales, was included in depreciation and amortization expense.
NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities
The Company paid $23,919 and $27,468 in interest related to the Company’s notes payable for the nine months ended September 30, 2011 and 2010, respectively.
The Company paid approximately $98,000 and $17,000 for current year tax estimates for the nine months ended September 30, 2011 and 2010, respectively. The Company received income tax refunds of approximately $0 and $124,914 during the nine months ended September 30, 2011 and 2010, respectively, for prior year tax payments and paid income taxes of approximately $101,737 and $4,200 during the nine months ended September 30, 2011 and 2010, respectively, for prior year taxes.

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
The Company had a revolving loan with PNC Bank (“PNC”) which matured on December 31, 2010 (the “Loan Agreement”).
The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 31, 2010. On January 3, 2011, the revolving loan was repaid with an advance of $825,000 from Fairford Holdings, Limited, a British Virgin Islands Company (”Fairford”). On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%.
In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest under the promissory notes amounted to $23,919. As of September 30, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(178,838)	$(728,388)	$(803,052)	$(1,399,038)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	—	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021	29,038,021	29,038,021

Basic:
Net loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average common shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

Diluted:
Net loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

For the three and nine months ended September 30, 2011, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the three and nine months ended September 30, 2011, would have been 73,977 and 79,486, respectively. There were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the three and nine months ended September 30, 2010.
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
On December 8, 2005, the Company’s stockholders ratified the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders. In addition, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission. The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to the stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan.

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
The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of September 30, 2011, there were 1,395,400 shares available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.
At September 30, 2011, there were options to purchase 6,110,850 shares of Class A common stock outstanding consisting of 5,860,850 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were exercisable options to purchase an aggregate of 4,995,115 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were outside plan stock options as of September 30, 2011.
Information with respect to options was as follows:

		Exercise	Weighted
	Options	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding, January 1, 2011	5,861,782	$0.08 - $0.49	$0.27
Granted	249,068	0.10	0.10
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, September 30, 2011	6,110,850	$0.08 - $0.49	$0.26

The following table summarizes options exercisable at September 30, 2011:

		Exercise Price	Weighted	Aggregate	Weighted
	Option	Range	Average	Intrinsic	Remaining
	Shares	Per Share	Exercise Price	Value	Contractual Term
September 30, 2011	5,245,115	$0.08- $0.49	$0.28	—	4.97 years

The following table summarizes non-vested options:

Option
Shares
January 1, 2011	1,000,000
Granted	249,068
Cancelled	—
Vested	(383,333)

September 30, 2011	865,735

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table:

2011
Risk-free interest rate	0.38%
Dividend yield	0.00%
Volatility factor	149.3%
Expected lives	5 years
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
Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of September 30, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant and expire ten years after the date of the grant.
Included within selling, general and administrative expense for the three months ended September 30, 2011 and September 30, 2010 was $10,152 and $9,388, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2011 and September 30, 2010 was $28,909 and $40,387, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers
The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of September 30, 2011, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.
NOTE 9: Contingencies
The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business that are unrelated to Patent Enforcement.
NOTE 10: Income Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of September 30, 2011, the Company’s valuation allowance related only to net deferred tax assets in the United States.
The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of September 30, 2011 and September 30, 2010, the Company had $92,354 and $79,530 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had amounts accrued for interest and penalties as of September 30, 2011.
For the nine months ended September 30, 2011 and September 30, 2010, the Company had $161,504 and $52,654, respectively, of income tax expense and for the three months ended September 30, 2011 and September 30, 2010, the Company had $17,518 and $26,559 of income tax expense, respectively. The income tax expense was primarily related to the United Kingdom operations.
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
Summarized financial information concerning the Company’s reportable segments for the nine months and three months ended September 30, 2011 and 2010 is shown in the following tables.

	For Nine Months Ended September 30, 2011
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated
Revenues	$7,576,585	$3,736,691	$1,182,345	$—	$—	$12,495,621
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	6,179,671	2,279,546	572,741	54,531	—	9,086,489
Depreciation and Amortization	1,084,686	32,424	327,717	—	7,301	1,452,128
Income / (loss) from operations	1,049,499	545,481	(1,462,215)	54,531	(805,952)	(618,656)
Long-lived assets	7,058,234	91,001	642,343	—	5,080	7,796,658

	For Nine Months Ended September 30, 2010
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated
Revenues	$6,860,275	$3,475,198	$488,625	$40,500	$—	$10,864,598
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	5,342,442	1,901,443	22,106	33,050	—	7,299,041
Depreciation and Amortization	795,780	12,768	404,528	353	17,794	1,231,223
Income / (loss) from operations	1,021,170	399,025	(1,885,984)	32,697	(840,243)	(1,273,355)
Long-lived assets	9,595,997	62,192	829,411	—	10,365	10,497,965

	For Three Months Ended September 30, 2011
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated
Revenues	$2,717,582	$1,185,876	$475,207	$—	$—	$4,378,665
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,233,300	773,879	281,825	(3,775)	—	3,285,229
Depreciation and Amortization	381,784	11,406	109,233	—	2,364	504,787
Income / (loss) from operations	429,310	156,533	(481,378)	(3,775)	(258,904)	(158,214)
Long-lived assets	7,058,234	91,001	642,343	—	5,080	7,796,658

	For Three Months Ended September 30, 2010
	Electronic Invoice			Patent	Corporate
	Management	Telemanagement	VoIP	Enforcement	Allocation	Consolidated
Revenues	$2,091,285	$1,084,493	$170,731	—	—	$3,346,509
Gross profit/(loss) (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	1,538,844	603,079	(8,197)	3,153	—	2,136,879
Depreciation and Amortization	299,216	4,380	128,105	—	3,412	435,113
Income / (loss) from operations	179,145	137,189	(667,219)	3,153	(322,748)	(670,480)
Long-lived assets	9,595,997	62,192	829,411	—	10,365	10,497,965

The following table presents net revenues by geographic location.

	For Nine Months Ended September 30, 2011
		United
	United States	Kingdom	Consolidated
Revenues	$3,003,646	$9,491,975	$12,495,621
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,237,530	6,848,959	9,086,489
Depreciation and Amortization	383,867	1,068,261	1,452,128
Income / (loss) from operations	(1,260,181)	641,525	(618,656)
Long-lived assets	6,274,031	1,522,627	7,796,658

	For Nine Months Ended September 30, 2010
		United
	United States	Kingdom	Consolidated
Revenues	$3,275,401	$7,589,197	$10,864,598
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	2,309,225	4,989,816	7,299,041
Depreciation and Amortization	483,057	748,166	1,231,223
Income / (loss) from operations	(950,634)	(322,721)	(1,273,355)
Long-lived assets	9,336,499	1,161,466	10,497,965

	For Three Months Ended September 30, 2011
		United
	United States	Kingdom	Consolidated
Revenues	$1,076,382	$3,302,283	$4,378,665
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	794,440	2,490,789	3,285,229
Depreciation and Amortization	127,375	377,412	504,787
Income / (loss) from operations	(487,473)	329,259	(158,214)
Long-lived assets	6,274,031	1,522,627	7,796,658

	For Three Months Ended September 30, 2010
		United
	United States	Kingdom	Consolidated
Revenues	$1,004,419	$2,342,090	$3,346,509
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	645,494	1,491,385	2,136,879
Depreciation and Amortization	148,738	286,375	435,113
Income / (loss) from operations	(522,432)	(148,048)	(670,480)
Long-lived assets	9,336,499	1,161,466	10,497,965
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
The Company reported revenue in the EIM segment of $7.6 million and $6.9 million for the nine months ended September 30, 2011 and 2010, respectively, and $2.7 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively. For the Telemanagement segment, the Company recorded revenues of $3.7 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively, and $1.2 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively. The VoIP segment recorded revenue of approximately $1.2 million and $489,000 for the nine months ended September 30, 2011 and 2010, respectively, and $475,000 and $171,000 for the three months ended September 30, 2011 and 2010, respectively. The Patent Enforcement segment recorded revenue of $0 and $40,500 for the nine months ended September 30, 2011 and 2010 and no revenue for the three months ended September 30, 2011 and 2010.
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
Financial Condition
In the nine months ended September 30, 2011, the stockholders’ equity decreased $690,971 from $5,230,794 as of December 31, 2010 to $4,539,823 as of September 30, 2011 primarily as a result of the nine months ended September 30, 2011 net loss of $803,052. The Company realized an increase in net current assets (current assets less current liabilities) of approximately $2,488,205 which was primarily attributable to a large sale in the nine months ended September 30, 2011.
At September 30, 2011, cash and cash equivalents were $3,818,021 compared to $680,046 at December 31, 2010, and such increase was primarily attributable to cash provided by operating activities offset by cash used in investing and financing activities. Cash provided by operating activities in the nine months ended September 30, 2011 amounted to $5,853,604 which was primarily related a large sale that was recorded as deferred revenue and depreciation and amortization of $1,452,128 partially off-set by the net operating loss of $(803,052). Cash used in financing activities related to a repayment of all debt of $1,330,016. Cash utilized in investing activities of $1,264,433 related to additions to property, equipment which was primarily related to the aforementioned large sale that was recorded in deferred revenue. The Company generates approximately 76% of its revenues from operations in the United Kingdom where the functional currency, the UK pound, has improved by 0.4% in relation to the US dollar during the nine month period ended September 30, 2011 when compared to December 31, 2010.
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

Results of Operations (Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010)
Revenues
Revenues from operations for the nine months ended September 30, 2011 increased $1,631,023, or 15.0%, to $12,495,621 as compared to $10,864,598 for the nine months ended September 30, 2010. Revenues derived from the U.K. operations represent 76.0% and 69.9% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. The U.K. revenues increased by $1,902,778, or 25.1%, to $9,491,975 for the nine months ended September 30, 2011 compared to $7,589,197 for the nine months ended September 30, 2010. The increase in U.K. revenue was due to the increase in demand in the EIM, VoIP, and Telemanagement segments. The Company won a large EIM contract in the UK in the nine months ended September 30, 2011. The U.S. revenues decreased by $271,755, or 8.3%, to $3,003,646 for the nine months ended September 30, 2011 compared to $3,275,401 for the nine months ended September 30, 2010. The decrease in U.S. revenues was primarily related to a decrease in the revenue recognized in the US EIM segment. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 11.8% of the total revenues for the nine months ended September 30, 2011 and 16.9% for the nine months ended September 30, 2010. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base and the revenue growth in other segments of the Company.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2011, decreased $94,444, or 2.7%, to $3,463,663 as compared to $3,558,107 for the nine months ended September 30, 2010. The cost of products and services, excluding depreciation and amortization, was 27.7% of revenue for the nine months ended September 30, 2011 as compared to 32.8% of revenue for the nine months ended September 30, 2010. The decrease in percentage of cost of products and services was due to the decrease in costs and a 15.0% increase in revenues.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the nine months ended September 30, 2011 decreased by $61,981, or 832.0%, to a credit of $54,531 as compared to $7,450 for the nine months ended September 30, 2010. The decrease was primarily due to an adjustment to the estimated legal accrual being recognized in the nine months ended September 30, 2011 and decreased professional fees associated with cost absorption of certain out-of-pocket expenses by the Company’s attorneys in connection with certain patent enforcement activities.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the nine months ended September 30, 2011 increased $780,040, or 14.1%, to $6,322,624 compared to $5,542,584 for the nine months ended September 30, 2010. The increase in Selling, general and administrative expenses was primarily due to increased selling costs related to increased selling initiatives and an increase in revenue.
Research and Development Expense
Research and development expense for the nine months ended September 30, 2011 increased $131,824, or 7.3%, to $1,930,393 as compared to $1,798,569 for the nine months ended September 30, 2010. The increase was primarily due to a decrease in research and development being capitalized in the nine months ended September 30, 2011. Research and development costs that were capitalized during the nine months ended September 30, 2011 and September 30, 2010 amounted to $399,578 and $521,002, respectively.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2011 increased $220,905, or 17.9%, to $1,452,128 from $1,231,223 in the nine months ended September 30, 2010. The increase was primarily associated with depreciation and amortization of fixed assets acquired and software capitalized in 2010.
Amortization expense of developed software amounted to $658,466 and $559,127 for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense of developed software, which relates to cost of sales, was included in depreciation and amortization expense.

Other Income and Expense
Net interest expense decreased $49,112, or 67.3%, to $23,886 for the nine months ended September 30, 2011 compared to $72,998 for the nine months ended September 30, 2010. The Company repaid all notes payable in the nine months ended September 30, 2011.
The Company realized other (income) / loss on disposal of equipment of ($994) and $51 for the nine months ended September 30, 2011 and 2010, respectively.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2011, the Company’s valuation allowance related only to the net deferred tax assets in the United States.
For the nine months ended September 30, 2011 and September 30, 2010, the Company had $161,504 and $52,654, respectively, of income tax expense. The income tax benefit and expense were primarily related to the United Kingdom operations.
Net Loss
Net loss decreased $595,986 to $803,052 for the nine months ended September 30, 2011 compared to a net loss of $1,399,038 for the nine months ended September 30, 2010. The decrease in net loss was primarily associated with the increase in revenue. Included in the net loss for the nine months ended September 30, 2011 is approximately $289,000 of severance costs for a reduction in workforce that occurred in the nine months ended September 30, 2011.
Results of Operations (Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010)
Revenues
Revenues from operations for the three months ended September 30, 2011 increased $1,032,156, or 30.8%, to $4,378,665 as compared to $3,346,509 for the three months ended September 30, 2010. Revenues derived from the U.K. operations represent 75.4% and 70.0% of total revenues for the three months ended September 30, 2011 and 2010, respectively. The U.K. revenues increased by $960,193, or 41.0%, to $3,302,283 for the three months ended September 30, 2011 compared to $2,342,090 for the three months ended September 30, 2010. The increase in U.K. revenue was due to the increase in demand in the EIM, VoIP, and Telemanagement segments. The U.S. revenues increased by $71,963, or 7.2%, to $1,076,382 for the three months ended September 30, 2011 compared to $1,004,419 for the three months ended September 30, 2010. The increase in U.S. revenues was primarily related to an increase in the demand in the VoIP segment partially offset by a decrease in the revenue recognized in the U.S. EIM segment. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 11.0% of the total revenues for the three months ended September 30, 2011 and 17.6% for the three months ended September 30, 2010. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of the customer’s customer base.
Cost of Products and Services Excluding Depreciation and Amortization
Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2011, decreased $123,122, or 10.2%, to $1,089,661 as compared to $1,212,783 for the three months ended September 30, 2010. The decrease in cost was primarily due to a decrease in outsourced development. The cost of products and services, excluding depreciation and amortization, was 24.9% of revenue for the three months ended September 30, 2011 as compared to 36.2% of revenue for the three months ended September 30, 2010. The decrease in percentage of cost of products and services was due to a decrease in costs and corresponding 30.8% increase in revenues.
Patent License Fee and Enforcement Cost
Patent license fee and enforcement cost for the three months ended September 30, 2011 increased by $6,928, or 220.0%, to $3,775 as compared to a credit of $3,153 for the three months ended September 30, 2010. The increase was primarily due to an adjustment to the estimated legal accrual being recognized in the three months ended September 30, 2010.

Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended September 30, 2011 increased $520,486, or 28.9%, to $2,320,750 compared to $1,800,264 for the three months ended September 30, 2010. The increase in selling, general and administrative expenses was primarily due to increased selling costs related to the increase in revenue and severance costs incurred in the amount of approximately $289,000.
Research and Development Expense
Research and development expense for the three months ended September 30, 2011 increased $45,924, or 8.0%, to $617,906 as compared to $571,982 for the three months ended September 30, 2010. Research and development costs that were capitalized during the three months ended September 30, 2011 and September 30, 2010 amounted to $76,605 and $80,495, respectively.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2011 increased $69,674, or 16.0%, to $504,787 from $435,113 in the three months ended September 30, 2010. The increase was primarily associated with depreciation and amortization of fixed assets acquired and software capitalized in 2010.
Amortization expense of developed software amounted to $242,544 and $251,553 for the three months ended September 30, 2011 and 2010, respectively. Amortization expense of developed software, which relates to cost of sales, was included in depreciation and amortization expense.
Other Income and Expense
Interest expense decreased $27,249, or 86.9%, to $4,100 for the three months ended September 30, 2011 compared to $31,349 for the three months ended September 30, 2010. The decrease in interest expense was primarily due to the Company paying all notes payable in 2011.
The Company realized other (income) / loss on disposal of equipment of ($994) and $0 for the three months ended September 30, 2011 and 2010, respectively.
Taxes
The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2011, the Company’s valuation allowance related to the net deferred tax assets in the United States.
For the three months ended September 30, 2011 and September 30, 2010, the Company had $17,518 and $26,559 of income tax expense, respectively. The income tax expense was primarily related to the United Kingdom operations.
Net Loss
Net loss decreased $549,550 to $178,838 for the three months ended September 30, 2011 compared to a net loss of $728,388 for the three months ended September 30, 2010. The decrease in net loss was primarily associated with the increase in revenue. Included in the net loss for the three months ended September 30, 2011 is approximately $289,000 severance costs for a reduction in workforce that occurred in the three months ended September 30, 2011.
Liquidity and Capital Resources
Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, increased $3,137,975 to $3,818,021 as of September 30, 2011 compared to $680,046 as of December 31, 2010. The increase in cash, cash equivalents, and short-term investments during the nine months ended September 30, 2011 was predominately related to cash provided by operating activities which amounted to $5,853,604, primarily related to a large sale that was recorded as deferred revenue and depreciation and amortization of $1,452,128 partially off-set by the net operating loss of $803,052. The deferred revenue relates to a prepaid order of approximately $6 million in May 2011. Cash spent on property, equipment, and software of $1,264,433 and cash used in financing activities of $1,330,016 partially offset the cash provided by operating activities. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $121,180.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations for the nine months ended September 30, 2011 of $1,049,499, $545,481, $(1,462,215) and $54,531, respectively. The Corporate Allocation expense generated an operating loss of $(805,952) for the nine months ended September 30, 2011. The United States location generated a loss from operations for the nine months ended September 30, 2011 of $(1,260,181) which was primarily associated with losses generated in the VoIP segment and the Corporate Allocations expense. The United Kingdom location generated an income from operations for the same period of $641,525. For the nine months ended September 30, 2010, the EIM, Telemanagement, VoIP, and Patent Enforcement segments represented income / (loss) from operations of $1,021,170, $399,025, $(1,885,984) and $32,697, respectively. The Corporate Allocation expense generated an operating loss of $(840,243) for the nine months ended September 30, 2010. The United States location generated a loss from operations for the nine months ended September 30, 2010 of $(950,634) which was primarily associated with losses generated in the VoIP segment and the Corporate Allocations expense. The United Kingdom location generated a loss from operations for the same period of $(322,721).
The Company had available a revolving loan with PNC Bank (“PNC”). The revolving loan expired on December 30, 2010.
The loan agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Loan Agreement amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $825,000 to the Company. As of September 30, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.
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
The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of September 30, 2011, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense related to the UK operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s US operations.
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2011.
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
Goodwill is tested for impairment on an annual basis on October 1 and between annual tests in certain circumstances, and written down when impaired. There was an impairment of $2,127,401 on goodwill in 2010 and no further impairment has been identified in 2011. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.
The Company has allocated goodwill and a significant component of its intangible assets to CTI Billing Solutions Limited, as that entity is considered a separate reporting unit. The Company last performed its annual impairment analysis on goodwill as of October 1, 2010, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The Company engaged the same outside firm as was used in past years to assist in this analysis. The Company is satisfied as to the qualifications and independence of this firm with respect to their ability to assist in this analysis. The results of this analysis indicated that there was a Step One impairment as of the date of our annual impairment determination and the Step Two impairment resulted in a $2,127,401 impairment to goodwill and no impairment to intangibles.

The Company’s Class A common stock price dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of November 2, 2011, the Company’s Class A common stock closed at $0.08 per share and the “market cap” for the Company’s stock was approximately $2.3 million which was well below the Company’s reported book value at September 30, 2011 of approximately $4.5 million.
The Company recognizes that the market for our stock is significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 78%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap” The Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of the Company’s business indicate that it is not impaired. The Company will continue in the future to be aware of the market cap in the Company’s assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation.
Because of the Company’s continued low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business units operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at September 30, 2011.
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
Included within selling, general and administrative expense for the three months ended September 30, 2011 and September 30, 2010 was $10,152 and $9,388, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2011 and September 30, 2010 was $28,909 and $40,387, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.
The Company estimates it will recognize approximately $41,000, $33,000, $9,000 and $6,000 for the fiscal years ending December 31, 2011, 2012, 2013 and 2014, respectively, of compensation costs for nonvested stock options previously granted to employees.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the United States District Court for the Southern District of Indiana denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On October 29, 2009, the United States District Court for the Southern District of Indiana ruled on the parties’ patent invalidity and noninfringement summary judgment motions. The United States District Court for the Southern District of Indiana held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross appealed. Briefing before the Federal Circuit was completed, and, on January 20, 2011, the Federal Circuit reversed the district court’s decision. On February 22, 2011, the Qwest entities filed a Petition for a Rehearing en banc. That Petition was denied on April 25, 2011. Following remand, the United States District Court for the Southern District of Indiana permitted the parties to file motions for summary judgment with respect to issues not decided by the Federal Circuit’s opinion. On September 16, 2011 the parties filed cross-motions for summary judgment directed to infringement. Oppositions were filed on October 17, 2011, and the reply briefs were due on November 10, 2011. It is anticipated that the United States District Court for the Southern District of Indiana will take at least four months after briefing is completed to issue its ruling on the cross-motions. The United States District Court for the Southern District of Indiana will establish a pretrial schedule after it rules on the cross-motions for summary judgment, presuming the case survives Qwest’s motion for summary judgment.
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

Exhibit 101—
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ John Birbeck

John Birbeck	Date: November 14, 2011
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek

Manfred Hanuschek	Date: November 14, 2011
Chief Financial Officer
(Principal Accounting and Financial Officer)