Form 10-K
period 2011-12-31
CTI GROUP HOLDINGS INC
filed 2012-03-30
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer		☐ Accelerated filer

☐ Non-accelerated filer	(Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price of the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was $469,163.

As of March 5, 2012, there were outstanding 29,178,271 shares (including treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

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

FOR THE YEAR ENDED DECEMBER 31, 2011

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Annual Report to carefully consider the risk factors stated elsewhere in this document, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: effects of the recent U.S. recession and unstable global economy, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition. The Company disclaims any intent or obligations to update forward-looking statements contained in the Annual Report.

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

Customer Relationship Management. The Internet continues to redefine the relationship between service providers and their customers. The telecommunications industry has invested significant capital in an attempt to streamline its interaction with customers and prospects alike. Service providers and industry analysts view web-enabled customer self-care as the key to reducing costs by transitioning many service and support functions directly to customers. The Company believes that a provider who successfully migrates customer support functions onto the Web and into the hands of the customer consistently drives down costs, drives up profits and increases customer satisfaction by enabling the customer to save time, enhance convenience, and create the customer’s own “personalized” user experience. Adoption and use of the tools extended by service providers has been disappointing. By delivering a compelling process and cost advantage to enterprise customers, the Company believes it can drive adoption and improve the return on investment for service providers.

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

EIM Products and Services

SmartBill® , SmartBill® Connect, and Analysis and Analysis Online.

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

SmartBill® . SmartBill® is an electronic bill presentment and analysis tool. SmartBill® is currently sold through distributor relationships established with wireline telecommunications providers who offer the products as value-added elements of their service offerings to business customers. Under its agreements with its distributors, CTI is responsible for software design and development, on-going fulfillment of monthly cycle-based billings and, in many cases, direct technical support for the distributors’ end user customers.

Many times each month, CTI’s service provider clients deliver complete billing information for their SmartBill® customers to CTI. This data is then processed by CTI using its technology. The processed data is then made available to the service provider’s customers on CD-ROM or via the Internet. These customers utilize the end user application to create an array of standard reports or they can create customized reports through the application of filters that further refine their search for business support data. SmartBill® also enables customers to apply a flat rate or percentage mark-up for rebilling of communication charges to internal or external clients. Each month, CTI processes approximately 500 million call data records for more than 4,000 end users of CTI’s product suite.

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

Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create lasting relationships. CTI’s relationship with its largest customers has spanned more than a decade. For the years ended December 31, 2011 and 2010, the Company had sales to a single customer aggregating $1,908,130 (11% of revenues) and $2,413,325 (16% of revenues), respectively. Such customer represented 11% and 16% of software sales, service fee and license fee revenues for the years ended December 31, 2011 and 2010, respectively. The contract with this customer contains an automatic annual renewal provision renewable in March of each year; however, such agreement also contains a 120-day advance notice termination provision. The decline in revenue from this customer relates to the cancellation by the customer of several accounts that were under the service minimums. The contract with this customer was renewed in March 2012. The loss of this customer would have a substantial negative impact on the Company’s operations and financial condition. There are three EIM customers that totaled $5,486,005 (53% of EIM revenues) and $5,218,466 (54% of EIM revenues) for the years ended December 31, 2011 and 2010, respectively. A loss of any of these customers would have a negative impact on the EIM segment and CTI as a whole. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to alleviate production cessation.

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

Traditionally, organizations that required advanced voice and video services would purchase enabling communications hardware and software, operate and maintain this equipment, and depreciate the associated capital expense over time. This approach had two major disadvantages for such organizations. The first disadvantage was that organizations would experience significant capital and operational expenditures related to acquiring these advanced services. The second disadvantage was that the capabilities of the acquired equipment would not materially improve as voice and video service technology evolved.

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

The Company’s VoIP applications are intended to eliminate customer resistance to conversion to NGN platforms, while creating revenue opportunities for service providers through the delivery of compelling value added services. The Company primarily markets two applications, emPulse, web-based communications traffic analysis solution, and SmartRecord® IP, which enable service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications will also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise grade products. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical. Due to the recent U.S. recession and unstable global economy, the growth in the VoIP market has been slower than the Company anticipated but is slowly improving.

SmartRecord® IP was released in February 2007. SmartRecord® IP provides integrated call recording options to service providers for their hosted and managed service customers. Based upon patent pending technology, this application enables the service provider’s customers to record, monitor, and archive communications for regulatory and quality management purposes.

Service providers can distribute these products to their managed and hosted service customers by either directly reselling the product or by integrating it into an existing service bundle, increasing the value and price of the overall bundle offering. The Company believes that the overall VoIP market will grow. Due to the recent U.S. recession and unstable global economy, the growth in the VoIP market has been slower than the Company anticipated but is slowly improving.

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

Call Accounting Management and Recording

As the demand for VoIP products continue to grow and the requirements for these products evolve, the Company is merging the VoIP segment with the Telemanagement segment forming the Call Accounting Management and Recording (“CAMRA”) segment. In 2012, the Company will no longer view the VoIP and Telemanagement as separate segments. Throughout 2012, the Company will extend the effort of consolidated operations and management, a program executed in 2011 for the marketing and product management functions, into the development, engineering, support and sales functions. It is the intention of the Company to merge all VoIP and Telemangement products into the CAMRA portfolio in order to leverage disparate user bases and increase the utilization of resources.

Patent Enforcement Activities

CTI’s two patents covering a method and process to prepare, display, and analyze usage and cost information for services including, but not limited to, telecommunications, financial card services, and utilities (e.g., electricity, oil, gas, water) expired in 2011. This technology is incorporated in the Company’s SmartBill® product. Other companies have developed programs to replicate this patented process that the Company believes violated its patents.

The Company’s patent enforcement activities had involved the licensing, protection, enforcement and defense of the Company’s intellectual property and rights. The Company had instituted a marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursued a licensing arrangement with violators rather than litigation. The nature of patent enforcement activities required the Company to incur significant costs without realization of revenue until subsequent future periods. The patents have expired and the Company does not expect to actively pursue new patent litigation in the future. In 2012the Company anticipates that Patent Enforcement will no longer be material to the business and will no longer show Patent Enforcement as a business segment.

The Company had historically undertaken numerous enforcement activities, in which it had been successful in certain instances in enforcing its patents. Patent enforcement revenues of $0 and $139,232 were recognized in 2011 and 2010, respectively. The Company is currently involved in a lawsuit regarding the patents and does not intend to seek further patent litigation once the current lawsuit is resolved. See Part I – Item 3. “Legal Proceedings.” As a matter of course, the defense in the outstanding lawsuit is attacking the validity of the patents. The Company does not anticipate that such attack will be successful but the results of litigation are difficult to predict.

Employees

As of December 31, 2011, CTI employed 108 people on a full-time basis and 3 on a part-time basis: 38 full-time employees were located in the United States and 70 full-time employees were located in the United Kingdom. There were 2 part-time employees located in the United Kingdom and 1 part-time employee in the United States. None of the Company’s employees are represented by a labor union. The Company believes it maintains a good relationship with its workforce.

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

Technology, Research & Development

The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2011, research and development expenditures amounted to approximately $3,103,000 which included approximately $496,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord®. In 2010, research and development expenditures amounted to approximately $3,113,000 which included approximately $673,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord® and Analysis.

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

CAMRA. Through the combination of the VoIP and Telemangement segments the Company believes it will gain the ability to deliver value to our channel partners, equal in value to what they deliver to their end users with our solutions. We believe this change can have a great impact on the monetization of our solutions through the channel. What the Company has traditionally delivered via different products, will become a solution with software as a service (“SAAS”) oriented contracting and revenue streams. Further, in creating CAMRA and placing emphasis on SAAS price models, the Company believes it will gain flexibility in how we deploy development and support resources against customized solution delivery as opposed to commodity products.

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

The recent economic crisis affecting the banking system and financial markets and the uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations. Additionally, we may not be able to borrow funds in a tightening credit market from financial institutions to fund future investing and operating activities which will prevent future growth.

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

The occurrence of any one or more of the foregoing could have a material negative effect on our financial condition and results of operations. For instance, in 2011 and 2010, we generated approximately 76% and 69%, respectively, of our revenues from operations in the United Kingdom. Revenues derived from operations in the United Kingdom were positively impacted in 2011 as compared to 2010 and negatively impacted in 2010 as compared to 2009 due to the reduction in the average conversion rate of the British pound to the U.S. dollar. The conversion rate of the British pound increased in 2011 as compared to 2010.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, the UK Bribery Act, and similar laws, and any determination that we violated any of these laws could have an adverse effect on our business.

Our operations outside the United States are subject to the U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA’”) and the UK Bribery Act (the “UK Act”). Generally, the FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Generally, the UK Act prohibits us from making payments to private citizens as well as government officials for the purposes of obtaining or retaining business. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.

We recognized net losses of approximately $0.6 million and $3.3 million in the years ended December 31, 2011 and December 31, 2010, respectively. Our accumulated deficit was approximately $21.9 million at December 31, 2011. Although we have developed a business plan and implemented a number of programs, including the discontinuance of unprofitable product lines or supporting duplicative product platforms, and we have seen improvement in the bottom line, there can be no assurance that our business plan adequately addresses the circumstances and situations which will enable the Company to return to profitability. If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.

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

We derive a substantial portion of our revenues from a single customer. A single customer generated approximately $1.9 million (11% of total revenue) in revenues in fiscal 2011 and $2.4 million (16% of total revenue) in fiscal 2010. Although that customer’s contract includes an automatic annual renewal provision effective each March, it does contain a 120-day prior notification termination clause. The contract was automatically renewed in March 2012. The loss of that customer would have a substantial negative impact on our financial condition and results of operations. Our largest three customers total $5.5 million (32% of total revenue) and $5.2 million (34% of total revenue) in fiscal years 2011 and 2010, respectively. A loss of any of these customers would have a negative impact on our financial condition and results of operations.

We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations.

We invest significant resources in the research and development of new and enhanced software products and services. We incurred research and development expenses of approximately $2.6 million and $2.4 million during 2011 and 2010, respectively. In addition, we incurred and capitalized approximately $500 thousand in 2011 and $700 thousand in 2010 in internal software development costs which were primarily related to next generation releases of Analysis and SmartRecord® IP. The net book value of capitalized software amounted to approximately $1.2 million at December 31, 2011. We cannot provide assurances that we will be successful in our efforts selling new software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.

The telecommunications billing services industry is subject to continually evolving industry standards and rapid technological changes to which we may not be able to respond which, in turn, could have a negative impact on our financial condition and results of operations.

The markets for our software products and services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Our business success will depend in part upon our continued ability to enhance our existing products and services, to introduce new products and services quickly and cost-effectively, to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. We may not be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that our competitors will not develop competitive products, or that any new competitive products will not have an adverse effect on our operating results. Our products are consistently subject to pricing pressure. Our patents expired in 2011.

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

Breaches of network or information technology security. natural disasters or terrorist attacks could have an adverse effect on our business.

Network and information systems-related events, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and end-user data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that these events and security breaches will not occur in the future.

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

As of March 5, 2012, our directors and executive officers and their respective affiliates beneficially owned 78.4% of the outstanding Class A common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of us.

We are subject to the penny stock rules which may adversely affect trading in our Class A common stock.

On March 5, 2012, the closing price of our Class A common stock was $0.10. Our Class A common stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Class A common stock, decrease liquidity of our Class A common stock and increase transaction costs for sales and purchases of our Class A common stock as compared to other securities.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Rent and lease expense was $462,119 and $503,998 for the years ended December 31, 2011 and 2010, respectively. The Company leases 15,931 square feet of office space in Indianapolis for an average of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leased 3,485 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $70,000 per annum. The London lease expires in December 2013; however, it can be cancelled without penalty with a six month advance notice. The Company leased 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent of approximately $115,000. The Blackburn lease expired December 2011. The Company is in the process of renewing the Blackburn lease but if the lease is not renewed, the Company anticipates that comparable space can be leased in Blackburn or surrounding areas. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth.

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

On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts, thereby requiring the Company to sue the Government in the Court of Federal Claims. On October 29, 2009, the Court ruled on the parties’ patent invalidity and noninfringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross appealed. Briefing before the Federal Circuit was completed, and, on January 20, 2011, the Federal Circuit reversed the district court’s decision. On February 22, 2011, the Qwest entities filed a Petition for a Rehearing en banc. The Federal Circuit denied the petition on April 25, 2011, and remanded the case to the district court. The district court subsequently allowed the parties to file new motions for summary judgment directed to infringement issues not presented to the Federal Circuit. The parties filed cross-motions for summary judgment on September 16, 2011, and completed the briefing process on November 21, 2011. These motions remain pending. If the district court were to deny Qwest’s motion for summary judgment of non-infringement, it would schedule a trial six to 12 months after its ruling.

General

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business that are unrelated to Patent Enforcement. These claims or administrative proceedings, even if not meritorious, could result in the expenditure of significant financial and management resources.

Item 4. Mine Safety Disclosures

Not applicable

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

Quarterly Class A Common Stock Price Ranges

	2011		2010
	High	Low	High	Low
1st Quarter	$0.11	$0.05	$0.09	$0.04
2nd Quarter	$0.09	$0.06	$0.10	$0.04
3rd Quarter	$0.11	$0.06	$0.08	$0.04
4th Quarter	$0.11	$0.06	$0.11	$0.02

At March 5, 2012, the closing price for a share of Class A common stock was $0.10.

At March 14, 2012, the number of stockholders of record of the Company’s Class A common stock was 405.

No dividends were paid on the Company’s Class A common stock in the fiscal years ended December 31, 2011 and 2010.

For the information regarding the Company’s equity compensation plans, see Part III, Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Operations

Overview

The Company is comprised of four business segments: Electronic Invoice Management (“EIM”), Telemanagment (“Telemanagement”), Voice over Internet Protocol (“VoIP”) and Patent Enforcement Activities (“Patent Enforcement”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute such software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while driving internal efficiencies into their invoice receipt, validation, approval and payment workflow processes. Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage. VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the VoIP products when upgrading or acquiring a new enterprise communications platform. As the Company’s VoIP products continue to evolve, the Company has begun to merge the VoIP segment with the Telemanagement segment. In 2012, the Company will no longer view these as separate segments and instead combine the resources to develop and market these products into the Call Accounting Management and Reporting (“CAMRA”) segment. The Company will share distribution channels, marketing, sales and research and development resources within the segment. The Company intends to eventually merge all products in the segment into one CAMRA product. Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights. In 2012, the Company will no longer show Patent Enforcement as a business segment.

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

The Company believes that as voice and data services continue to commoditize, service providers will seek alternative business models to replace revenue lost as a result of pricing pressures. One such alternative business model is the delivery of managed or hosted voice and video services. Although the Company has seen what it believes to be positive results in its VoIP segment, due to the recent U.S. recession and unstable global economy, the growth has been slower than anticipated but the Company continues to see improvement in the VoIP segment.

Traditionally, organizations that required advanced voice and video services would purchase enabling communications hardware and software, operate and maintain this equipment, and depreciate the associated capital expense over time. This approach had two major disadvantages for such organizations. The first disadvantage was organizations would experience significant capital and operational expenditures related to acquiring these advanced services. The second disadvantage was the capabilities of the acquired equipment would not materially improve as voice and video service technology evolved.

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

The Company’s VoIP applications are intended to eliminate customer resistance to conversion to next generation platforms, while creating revenue opportunities for service providers through the delivery of compelling value added services. The Company primarily markets two applications, emPulse, web-based communications traffic analysis solution, and SmartRecord® IP, which enable service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications will also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical. Due to the recent U.S. recession and unstable global economy, the growth in the VoIP market has been slower than the Company anticipated but is slowly improving.

Financial Condition

In the fiscal year ended December 31, 2011, the stockholders’ equity decreased $505,750 from $5,230,794 as of December 31, 2010 to $4,725,044 as of December 31, 2011 primarily as a result of the fiscal year 2011 net loss of $640,751. At December 31, 2011, cash and cash equivalents were $2,945,182 compared to $680,046 at December 31, 2010. The Company realized an increase in net current assets (current assets less current liabilities) of approximately $2,573,983 which was primarily attributable to a large sale in 2011 most of which is in deferred revenue.

The Company generates approximately 76% of its revenues from operations in the United Kingdom where the functional currency is the United Kingdom pound. Revenues derived from operations in the United Kingdom were positively impacted in 2011 as compared to 2010 due to the improvement in the average conversion rate. The average conversion rate for the United Kingdom pound into a United States dollar for the year ended December 31, 2011 was 1.61 compared to 1.54 for the year ended December 31, 2010.

Results of Operations—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Revenues from operations increased $1,732,747 to $16,969,053 for the year ended December 31, 2011 as compared to $15,236,306 for the year ended December 31, 2010. Increased revenues in 2011 were experienced by the EIM, Telemanagement and VoIP segments partially offset by decreases in the Patent Enforcement segment. The EIM segment revenue increased $765,765 primarily due to a new large EIM contract in the United Kingdom. Telemanagement revenue increased $386,567 to $4,930,812 for the year ended December 31, 2011 from $4,544,245 for the year ended December 31, 2010. The increase in Telemanagement segment revenue was due to an increase in new systems installed in the United Kingdom. Revenue from the VoIP segment was $1,649,025 for the year ended December 31, 2011 which represents an increase of $719,647 compared to $929,378 of revenue recognized in the year ended December 31, 2010. VoIP revenue increased by $347,498 and $372,149 in the United States and United Kingdom, respectively. The Patent Enforcement Segment recorded no revenue in 2011 compared to $139,232 of revenue in 2010. One major customer represented 11% of total revenues for the year ended December 31, 2011 and 16% of total revenues for the year ended December 31, 2010, and such customer represented 11% and 16% of software sales, service fee and license fee revenues for the year ended December 31, 2011 and the year ended December 31, 2010, respectively.

Costs of Products and Services Excluding Depreciation and Amortization

Costs of products and services, excluding depreciation and amortization, decreased $213,368 to $4,625,351 as compared to $4,838,719 for the year ended December 31, 2010. The EIM segment cost of products and services, excluding depreciation and amortization, decreased $12,566 primarily due to the costs related to new installations and professional services being stable amid an increase in licensing and processing revenue. The VoIP segment cost of products and services, excluding depreciation and amortization, increased $45,495 primarily due to costs related to the increase in revenue. The Telemanagement segment cost of products and services, excluding depreciation and amortization, decreased $246,307 primarily due to costs related to reductions of staff in the Telemanagement segment. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 27.3% of revenue for the year ended December 31, 2011 as compared to 32.1% of revenue for the year ended December 31, 2010. The decrease in the percentage was primarily due to an increase of licensing and processing revenue with limited incremental costs.

Patent License Fee and Enforcement Costs

Patent license fee and enforcement cost for the year ended December 31, 2011 decreased by $11,253 to $(7,499) as compared to $3,754 for the year ended December 31, 2010. The decrease was primarily due to a true-up of prior year estimated accrued legal costs.

Selling, General and Administrative Costs

Selling, general and administrative expenses increased $829,844 to $8,131,125 for the year ended December 31, 2011 compared to $7,301,281 for the year ended December 31, 2010. The increase in selling, general and administrative expenses was primarily due to increased selling costs related to increased selling initiatives and an increase in revenue.

Research and Development Expense

Research and development expense increased $167,242 to $2,607,326 for the year ended December 31, 2011 compared to $2,440,084 for the year ended December 31, 2010. The increase in expense was primarily due to a decrease of $176,540 in development costs that were allocated to capitalized development. Capitalized development costs related to internally developed software for resale was $496,005 and $672,545 for the years ended December 31, 2011 and 2010, respectively. Research and development expense relates primarily to personnel costs.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2011 increased $227,451 to $1,894,024 for the year ended December 31, 2011 from $1,666,573 for the year ended December 31, 2010. This increase was primarily due to equipment purchased in 2011 related to a large EIM customer and the amortization expense associated with VoIP and EIM internally developed software released in 2010. Approximately $851,352 and $719,472 of amortization expense was related to capitalized software costs for the years ended December 31, 2011 and 2010, respectively.

Impairment on Goodwill

The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company recorded no impairment in 2011 and a goodwill impairment of $2,127,401 in 2010.

Interest Income and Other Income

Interest expense decreased $96,375 for the year ended December 31, 2011 to $21,476 from $117,851 for the year ended December 31, 2010. The decrease in interest expense was due to the payoff of all debt in 2011.

Other Income improved by $813 for the year ended December 31, 2011 to income of $308 from other expense of $505 for the year ended December 31, 2010.

Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. At December 31, 2011, the Company provided a valuation allowance against the Company’s deferred tax assets of the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, the deferred tax assets related to the United Kingdom operations do not have a valuation allowance.

The net tax expense of $338,309 for the year ended December 31, 2011 was primarily attributable to the earnings before tax of $1,180,778 realized from the Company’s United Kingdom operations. The net tax expense of $68,253 for the year ended December 31, 2010 was primarily attributable to the earnings before tax of $24,084 realized from the Company’s United Kingdom operations. The goodwill impairment charge of $2,127,401 is not recognized in the determination of UK taxes.

Liquidity and Capital Resources

Historically, the Company’s principal need for funds has been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. Cash flows from operations and existing cash, cash equivalents, and short-term investments have been adequate to meet our business objectives. Cash, cash equivalents, and short-term investments increased by $2,265,136 to $2,945,182 as of December 31, 2011 from $680,046 as of December 31, 2010. Cash provided by operations was $4,879,611, cash used in investing activity was $1,234,128, and cash used in financing activities was $1,330,016 for the year ended December 31, 2011. Cash flow provided by operations of $4,879,611 was primarily attributable to a large sale, the majority of which is in deferred revenue. Cash flows used in investing activities of $1,234,128 related primarily to capitalized costs incurred in the development and enhancements of the Company’s products along with additional equipment required to support the future earning of deferred revenue. Cash used in financing activities of $1,330,016 was attributable to the Company paying back the funds borrowed from the Company’s majority shareholder. Cash generated from income from operations of the EIM, Telemanagement and Patent Enforcement segments of $1,702,375, $882,236 and $7,499, respectively, was off-set by cash used in the VoIP segment of $1,790,738 and Corporate expenses of $1,082,646.

For December 31, 2011, income from operations on a geographical basis amounted to $1,186,227 for the United Kingdom and a loss of $1,467,501 for the United States. The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company’s EIM segment. As of December 31, 2011, the Company did not and as of the date of this Form 10-K does not have an operating line credit facility in place.

The following table presents selected financial results by business segment:

	Electronic Invoice Management	Telemanagement	VoIP	Patent Enforcement	Reconciling Amounts	Consolidated
2011
Net revenues	$10,389,216	$4,930,812	$1,649,025	$—	$—	$16,969,053
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	8,395,533	3,100,194	847,975	7,499	—	12,351,201
Depreciation and Amortization	1,416,658	40,828	428,502	—	8,036	1,894,024
Income / (loss) from operations	1,702,375	882,236	(1,790,738)	7,499	(1,082,646)	(281,274)
Long-lived assets	6,561,744	75,798	640,663	—	4,345	7,282,550

2010
Net revenues	$9,623,451	$4,544,245	$929,378	$139,232	$—	$15,236,306
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	7,617,212	2,467,320	173,823	135,478	—	10,393,833
Depreciation and Amortization	1,095,418	19,199	531,251	353	20,352	1,666,573

Impairment charge	2,127,401	—	—	—	—	2,127,401
Income / (loss) from operations	(253,315)	484,271	(2,459,066)	135,125	(1,048,521)	(3,141,506)
Long-lived assets	7,235,830	94,137	612,338	—	7,807	7,950,112

The following table presents selected financial results by geographic location based on location of customer:

	United States	United Kingdom	Consolidated
2011
Net revenues	$4,132,884	$12,836,169	$16,969,053
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,066,520	9,284,681	12,351,201
Depreciation and Amortization	500,687	1,393,337	1,894,024
Income / (loss) from operations	(1,467,501)	1,186,227	(281,274)
Long-lived assets	6,083,217	1,199,333	7,282,550

2010
Net revenues	$4,669,288	$10,567,018	$15,236,306
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,306,032	7,087,801	10,393,833
Depreciation and Amortization	629,603	1,036,970	1,666,573

Impairment charge	2,127,401	—	2,127,401
Income / (loss) from operations	(3,167,670)	26,164	(3,141,506)
Long-lived assets	6,766,986	1,183,126	7,950,112

The Company’s net loss for the year ended December 31, 2011 of $640,751 was primarily due to losses realized by the VoIP segment. The loss before taxes realized from the VoIP segment for the year ended December 31, 2011 was $1,787,588.

The Company’s net loss for the year ended December 31, 2010 of $3,328,115 was primarily due to the goodwill impairment charge of $2,127,401 and losses realized by the VoIP segment. The loss before taxes realized from the VoIP segment for the year ended December 31, 2010 was $2,459,377.

The Company derives a substantial portion of its revenues from a single EIM customer. For the years ended December 31, 2011 and 2010, the Company had sales to this single customer aggregating $1,908,130 (11% of total revenues) and $2,413,325 (16% of total revenues), respectively. Such customer represented 11% and 16% of software sales, service fee and license fee revenues for the years ended December 31, 2011 and 2010, respectively. The Company had receivables from this single customer of $143,009 (4% of trade accounts receivable, net) and $182,991 (6% of the trade accounts receivable, net) as of December 31, 2011 and December 31, 2010, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2012. The loss of this customer would have a substantial negative impact on the Company.

The Company had the following debt obligations (“Loan Agreements”):

The Company had available a revolving loan with PNC Bank (“PNC”), formerly known as National City Bank, for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account (the “Revolving Loan”). All borrowings were collateralized by substantially all assets of the Company. On November 13, 2007, the Company and PNC amended the revolving loan to reduce the available amount that could be advanced under the Loan Agreement to $3,000,000 and to remove the cash placed in a restricted account. Effective November 18, 2008, the Company and PNC entered into a Second Modification of Loan Documents (the “Second Modification”). The Second Modification reduced the amount of the $2,600,000 acquisition loan (the “Acquisition Loan”) entered into with PNC to $500,000 upon the Company’s prepayment of $2.1 million of the Acquisition Loan. The Second Modification also modified the terms of the Revolving Loan to state that the sum of (a) advances made on the Revolving Loan, and (b) any Company debt that is not secured by cash or a letter of credit, may not exceed four times the trailing twelve (12) month consolidated EBITDA as defined in the agreement. The revolving loan expired on December 30, 2010.

In October 2010, in order to supplement the Company’s liquidity, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

The Revolving Loan allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Revolving Loan amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the Revolving Loan, Fairford advanced $825,000 to the Company. As of December 31, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Salah N. Osserian, a director of the Company, is the primary owner of Fairford. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest under the promissory notes amounted to $23,919.

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

The Company paid $269,640 in foreign income tax for the year ended December 31, 2011.

The Company paid $39,602 in foreign income tax for the year ended December 31, 2010.

Impairment

Accounting guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company had a net book value of $1,054,119 of capitalized software costs as of December 31, 2011 which relates to active projects with current and future revenue streams.

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

At December 31, 2011, the Company provided a valuation allowance against the Company’s deferred tax assets of the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, deferred tax assets related to the United Kingdom operations do not have a valuation allowance.

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

Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There was no impairment in 2011 and an impairment of $2,127,401 in 2010. Goodwill was impaired in 2010 due to a decrease in forecasted performance in CTI Billing Solutions Limited. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.

The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar.

The Company’s goodwill and significant component of its intangible assets relate to CTI Billing Solutions Limited. That entity is considered a separate reporting unit under accounting guidance and the Company performed its internal annual impairment analysis on goodwill as of October 1, 2011 to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The results of this analysis indicated that there was no impairment as of our assessment date.

Coincident with the decline in the overall stock market, the price of the Company’s common stock dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of March 5, 2012, the Company’s common stock closed at $0.10 per share and the “market cap” for the Company’s stock was approximately $2.9 million which is well below the Company’s reported book value at December 31, 2011 of approximately $4.7 million.

The Company recognizes that the market for its stock is significantly below its book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; the fact that a significant portion of the Company’s Class A common stock (approximately 78%) is beneficially owned by its majority shareholders, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impact of these factors in terms of how they impact the difference between book value and our stock’s “market cap”, the Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that further impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that goodwill is not further impaired.

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

Accounting guidance requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company periodically evaluates capitalized computer software costs for impairment. The Company had a net book value of $1,054,119 of capitalized software costs as of December 31, 2011.

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

Deferred Financing Costs. Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Interest expense relating to the amortization of the deferred financing costs amounted to $0 for the year ended December 31, 2011.

Legal Costs Related to Patent Enforcement Activities. Hourly legal costs incurred while pursuing patent license fee and enforcement revenues are expensed as incurred. Legal fees that are contingent on the successful outcome of an enforcement claim are recorded when the patent license fee and enforcement revenues are realized.

Related Party Transactions

During the fiscal year ended December 31, 2011, options to purchase 81,972 shares of the Company’s Class A common stock were granted at an exercise price of $0.10 per share to Mr. Birbeck, the Company’s Chief Executive Officer. During the fiscal year ended December 31, 2011, options to purchase 58,660 shares of the Company’s Class A common stock were granted at an exercise price of $0.10 per share to Mr. Hanuschek, the Company’s Chief Financial Officer. All of the options granted vest ratably over three years on the anniversary date of the grant.

Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company guaranteed all of the Company’s debt. The Company incurred a non-cash charge of $2,675 related to his guarantee for the year ended December 31, 2010.

The Company incurred $54,000 in fees and $9,282 in expenses associated with the Board of Directors activities in 2011 and $58,000 in fees and approximately $22,281 in expenses associated with the Board of Directors activities in 2010.

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $825,000 to the Company. As of December 31, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Salah N. Osserian, a director of the Company, is the primary owner of Fairford. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand notes had no term and were due on demand. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest under the promissory notes paid in 2011 amounted to $23,919.

Recently Issued and Adopted Accounting Pronouncements

FASB ASU No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This ASU also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This ASU was applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this ASU on a retrospective basis. The adoption of this ASU had no material impact on the Company’s results of operations or financial position.

FASB ASU No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue model or the guidance in revenue arrangements with multiple deliverables model, ASU No. 2009-13. Generally, if the software contained in or part of the arrangement with the tangible product is essential to the tangible product’s functionality, then the software is excluded from the software revenue guidance. The ASU also provides factors to consider in evaluating whether the software was essential to the tangible product or not. The disclosure requirements, effective date, and transition methods for this ASU were the same as those for ASU No. 2009-13. An entity must adopt both ASUs in the same period using the same transition method. The adoption of this ASU had no material impact on the Company’s results of operations or financial position.

FASB issued ASU 2010-9 Subsequent Events (Topic 855: Amendments to Certain Recognition and Disclosure Requirements in February 2010 (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 was effective for interim and annual periods ending after June 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements in January 2010 (“ASU 2010-6”). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 was effective for financial statements issued for interim and annual periods ending after December 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB issued ASU 2011-04 regarding ASC Topic 820 Fair Value Measurement in May 2011 (“ASU 2011-04”). ASU 2011-04 updates accounting guidance to clarify how to measure fair value to align the guidance surrounding Fair Value Measurement within GAAP and International Financial Reporting Standards. In addition, ASU 2011-04 updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and ASU 2011-04 was not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU 2011-04 will be effective for the Company’s fiscal year beginning January 1, 2012. Early adoption is not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on the consolidated statements of financial position, results of operations, or cash flows.

FASB issued ASU 2011-05 regarding ASC Topic 220 Comprehensive Income in June 2011(“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12 in order to defer new requirements around the presentation of reclassification adjustments on the face of the financial statements between accumulated other comprehensive income and the components of net income and other comprehensive income originally issued in ASU 2011-05. Both ASUs will be effective for the Company’s fiscal year beginning January 1, 2012. These new accounting pronouncements will impact the presentation of other comprehensive income but will not impact the Company’s consolidated financial position, results of operations or cash flow.

FASB issued ASU 2011-08 regarding ASC Topic 350 “Intangibles—Goodwill and Other in September 2011 (“ASU 2011-08”). ASU 2011-08 allows for the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. ASU 2011-08 will be effective for the Company’s fiscal year beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated statements of financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTI Group (Holdings) Inc.

We have audited the accompanying consolidated balance sheets of CTI Group (Holdings) Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income / (loss) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Indianapolis, Indiana

March 30, 2012

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$2,945,182	$680,046
Trade accounts receivable, less allowance for doubtful accounts of $59,781 and $71,689, respectively	3,913,278	3,138,280
Note and settlement receivable	—	24,623
Prepaid expenses	568,701	315,411
Deferred tax asset	—	112,172
Other current assets	414,058	209,863

Total current assets	7,841,219	4,480,395

Property, equipment, and software, net	1,923,216	1,902,343
Intangible assets, net	2,510,937	3,199,477
Goodwill	2,769,589	2,769,589
Other assets	78,808	78,703

Total assets	$15,123,769	$12,430,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$324,661	$428,544
Accrued expenses	1,030,278	1,037,650
Accrued wages and other compensation	312,256	303,829
Income tax payable	591,631	526,082
Deferred tax liability	29,241	—
Note payable	—	825,000
Advance from shareholder	—	505,016
Deferred revenue	4,399,765	2,274,870

Total current liabilities	6,687,832	5,900,991

Lease incentive – long term	74,275	187,365
Deferred revenue – long term	3,034,196	355,001
Deferred tax liability – long term	602,422	756,356

Total liabilities	10,398,725	7,199,713

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,178,271 issued at December 31, 2011 and at December 31, 2010	291,783	291,783
Additional paid-in capital	26,061,492	26,020,967
Accumulated deficit	(21,939,266)	(21,298,515)
Accumulated other comprehensive income	503,178	408,702
Treasury stock, 140,250 shares Class A common stock at December 31, 2011 and December 31, 2010 at cost	(192,143)	(192,143)

Total stockholders’ equity	4,725,044	5,230,794

Total liabilities and stockholders’ equity	$15,123,769	$12,430,507

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Revenues:
Software sales, service fee and license fee	$16,969,053	$15,097,074
Patent license fee and enforcement	—	139,232

Total revenues	16,969,053	15,236,306

Cost and expenses:
Costs of products and services, excluding depreciation and amortization	4,625,351	4,838,719
Patent license fee and enforcement costs	(7,499)	3,754
Selling, general and administration	8,131,125	7,301,281
Research and development	2,607,326	2,440,084
Depreciation and amortization	1,894,024	1,666,573
Impairment on goodwill	—	2,127,401

Total costs and expenses	17,250,327	18,377,812

Loss from operations	(281,274)	(3,141,506)

Other income:
Interest expense	21,476	117,851
Other (income) / loss	(308)	505

Loss before income taxes	(302,442)	(3,259,862)

Tax expense	338,309	68,253

Net loss	(640,751)	(3,328,115)

Basic and diluted net loss per common share	$(0.02)	$(0.11)

Basic and diluted weighted average common shares outstanding	29,038,021	29,038,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Cash flows provided by operating activities:
Net loss	$(640,751)	$(3,328,115)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,894,024	1,666,573
Impairment on goodwill	—	2,127,401
Allowance for doubtful accounts	4,644	30,365
Deferred income taxes	(11,558)	(373,391)
Amortization of deferred financing fees	—	96,131
Non-cash interest charge	—	2,675
Stock option grant expense	40,525	49,766
Rent incentive benefit	(109,442)	41,280
Loss on disposal of property and equipment	421	507
Changes in operating activities:
Trade accounts receivables	(815,404)	(877,901)
Note and settlement receivables	24,623	379,447
Prepaid expenses	(262,154)	7,831
Other assets	(206,960)	803
Accounts payable	(105,831)	(229,190)
Accrued expenses, wages and other compensation	2,554	(71,133)
Deferred revenue	4,995,675	601,740
Income taxes payable / refundable	69,245	471,316

Cash provided by operating activities	4,879,611	596,105

Cash flows used in investing activities:
Additions to property, equipment, and software	(1,234,128)	(795,344)

Cash used in investing activities	(1,234,128)	(795,344)

Cash flows provided by financing activities:
Borrowings under credit agreements	—	3,994,000
Repayments under credit agreements	(825,000)	(4,087,027)
Advances from shareholder	838,509	505,016
Repayments of the shareholder advances	(1,343,525)	—
Payment of deferred financing fees	—	(24,375)

Cash (used in) / provided by financing activities	(1,330,016)	387,614

Effect of foreign currency exchange rates on cash and cash equivalents	(50,331)	(17,165)

Increase in cash and cash equivalents	2,265,136	171,210
Cash and cash equivalents, beginning of year	680,046	508,836

Cash and cash equivalents, end of year	$2,945,182	$680,046

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME / (LOSS)

For the years ended December 31, 2011 and 2010

			Additional			Accumulated Other
	Class A Common Stock		Paid-in	Comprehensive	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Income / (loss)	deficit)	Income (loss)	Stock	Equity
Balance, January 1, 2010	29,178,271	$291,783	$25,968,526		$(17,970,400)	$438,381	$(192,143)	$8,536,147
Comprehensive Loss
Net loss	—	—	—	(3,328,115)	(3,328,115)	—	—	(3,328,115)
Foreign currency translation adjustments	—	—	—	(29,679)	—	(29,679)	—	(29,679)

Comprehensive loss	—	—	—	$(3,357,794)	—	—	—	—

Non-cash interest charge	—	—	2,675		—	—	—	2,675
Stock option expense	—	—	49,766		—	—	—	49,766

Balance, December 31, 2010	29,178,271	$291,783	$26,020,967		$(21,298,515)	$408,702	$(192,143)	$5,230,794
Comprehensive Loss
Net loss	—	—	—	(640,751)	(640,751)	—	—	(640,751)
Foreign currency translation adjustments	—	—	—	94,476	—	94,476	—	94,476

Comprehensive loss	—	—	—	$(546,275)	—	—	—	—

Stock option expense	—	—	40,525		—	—	—	40,525

Balance, December 31, 2011	29,178,271	$291,783	$26,061,492		$(21,939,266)	$503,178	$(192,143)	$4,725,044

See accompanying notes to consolidated financial statements.

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

FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned United Kingdom-based subsidiaries. The financial statements of the Company’s foreign subsidiaries have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholders’ equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction loss of approximately $17,000 for the year ended December 31, 2011 and a transaction gain of approximately $42,000 for the year ended December 31, 2010.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and highly liquid investments. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.

ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2011 and 2010, advertising expense was $55,242 and $156,845, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, note and settlement receivables, accounts payable, accrued expenses, and debt payable. At December 31, 2011 and 2010, the book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments.

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

COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the greater of (a) the straight-line method over the estimated economic life of the product or (b) the ratio that the current gross revenue for the products bear to the total current and anticipated future gross revenue of the products. The accounting guidance requires the periodic evaluation of the net realizable value of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. See Note 4 – Property, Equipment and Software Development Costs. The Company capitalized $496,005 and $672,545 for the years ended December 31, 2011 and 2010, respectively, in costs related to its software development. The amortization expense for developed software which relates to cost of sales was $851,352 and $719,472 for the years ended December 31, 2011 and 2010, respectively.

GOODWILL AND INTANGIBLE ASSETS: The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company did not record a goodwill impairment in 2011 and recorded a goodwill impairment of $2,127,401 in 2010. An impairment charge is recognized when the fair value of the asset is less than its carrying amount. The Company’s fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Purchased intangible assets other than goodwill are amortized on a straight line basis over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.

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

DEFERRED FINANCING COSTS: Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. Interest expense relating to the amortization of the deferred financing costs amounted to $0 and $96,131 for the years ended December 31, 2011 and December 31, 2010, respectively.

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

The following is a rollforward of the allowance for doubtful accounts

Balance as of January 1, 2010	$59,199

Provision	30,365
Bad debt write-off	(16,659)
Recovery of previously written-off accounts	—
Exchange rate fluctuation	(1,216)

Balance as of December 31, 2010	$71,689

Provision	4,644
Bad debt write-off	(16,798)
Recovery of previously written-off accounts	—
Exchange rate fluctuation	246

Balance as of December 31, 2011	$59,781

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

	For the Twelve Months Ended December 31,
	2011	2010
Net loss	$(640,751)	$(3,328,115)

Average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021

Additional common shares to be issued assuming exercise of stock options	—	—

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,038,021

Net loss per share – Basic:
Net loss per share	$(0.02)	$(0.11)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

Net loss per share – Diluted:
Net loss per share	$(0.02)	$(0.11)

Weighted average common and common equivalent shares outstanding	29,038,021	29,038,021

For the years ended December 31, 2011 and December 31, 2010, options and warrants to purchase 6,195,520 and 6,901,952 shares of Class A common stock, respectively, with exercise prices ranging from $.08 to $.49 were outstanding. For the years ended December 31, 2011 and 2010, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the year ended December 31, 2011, would have been 95,075 shares. There were no additional common shares to be issued, assuming exercise of stock options and stock warrants, since all options and warrants had an exercise price higher than the average stock price for the year ended December 31, 2010.

CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks in the United States and United Kingdom. At times, these deposits may fluctuate significantly and may be in excess of statutory insured limits. As of December 31, 2011, such deposits exceeded statutory insured limits by $2,811,172. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off $16,798 and $16,659 of receivables deemed to be uncollectible against the established allowance for doubtful accounts for the years ended December 31, 2011 and 2010, respectively.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income / (Loss).

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $2,607,326 and $2,440,084 for the years ended December 31, 2011 and 2010, respectively.

SHIPPING AND HANDLING FEES AND COSTS: The Company bills customers for shipping and handling. Shipping and handling costs, which are included in cost of products and services in the accompanying consolidated statements of operations, include shipping supplies and third-party shipping costs.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS: FASB ASU No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This ASU also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This ASU should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this ASU on a retrospective basis. The adoption of this ASU had no material impact on the Company’s results of operations or financial position.

FASB ASU No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue model or the guidance in revenue arrangements with multiple deliverables model, ASU No. 2009-13. Generally, if the software contained in or part of the arrangement with the tangible product is essential to the tangible product’s functionality, then the software is excluded from the software revenue guidance. The ASU also provides factors to consider in evaluating whether the software was essential to the tangible product or not. The disclosure requirements, effective date, and transition methods for this ASU are the same as those for ASU No. 2009-13. An entity must adopt both ASUs in the same period using the same transition method. The adoption of this ASU had no material impact on the Company’s results of operations or financial position.

FASB issued ASU 2010-9 Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements in February 2010 (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 was effective for interim and annual periods ending after June 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements in January 2010 (“ASU 2010-6”). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 was effective for financial statements issued for interim and annual periods ending after December 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB issued ASU 2011-04 regarding ASC Topic 820 Fair Value Measurement in May 2011 (“ASU 2011-04”). ASU 2011-04 updates accounting guidance to clarify how to measure fair value to align the guidance surrounding Fair Value Measurement within GAAP and International Financial Reporting Standards. In addition, ASU 2011-04 updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and ASU 2011-04 was not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU 2011-04 will be effective for the Company’s fiscal year beginning January 1, 2012. Early adoption is not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on the consolidated statements of financial position, results of operations, or cash flows.

FASB issued ASU 2011-05 regarding ASC Topic 220 Comprehensive Income in June 2011(“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12 in order to defer new requirements around the presentation of reclassification adjustments on the face of the financial statements between accumulated other comprehensive income and the components of net income and other comprehensive income originally issued in ASU 2011-05. Both ASUs will be effective for the Company’s fiscal year beginning January 1, 2012. These new accounting pronouncements will impact the presentation of other comprehensive income but will not impact the Company’s consolidated financial position, results of operations or cash flow.

FASB issued ASU 2011-08 regarding ASC Topic 350 “Intangibles—Goodwill and Other in September 2011 (“ASU 2011-08”). ASU 2011-08 allows for the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. ASU 2011-08 will be effective for the Company’s fiscal year beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated statements of financial position, results of operations or cash flows.

NOTE 2 – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company paid $269,640 and $39,602 in foreign income tax, $0 and $0 for federal income tax in the United States, and $0 and $0 for state taxes in the United States for the years ended December 31, 2011 and 2010, respectively.

The Company paid $0 and $37,910 in interest related to the Company’s notes payable for the twelve months ended December 31, 2011 and 2010, respectively.

NOTE 3 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

	Weighted-Average	December 31,
	Useful Lives	2011	2010
Goodwill	—	$4,896,990	$4,896,990
Patents	15	344,850	344,850
Tradenames	9	180,000	180,000
Customer list	9	4,576,813	4,576,813
Technology	8	1,620,000	1,620,000
Other Intangibles	3	493,672	493,672

		12,112,325	12,112,325
Accumulated goodwill impairment		(2,127,401)	(2,127,401)
Accumulated amortization on patents		(344,850)	(344,850)
Accumulated amortization on Tradenames		(100,464)	(80,464)
Accumulated amortization on Customer list		(2,748,212)	(2,282,172)
Accumulated amortization on Technology		(1,017,200)	(814,700)
Accumulated amortization on Other Intangibles		(493,672)	(493,672)

		$5,280,526	$5,969,066

Intangible assets consisted of the following:

Amortization expense on intangible assets amounted to $688,540 and $682,732 for the years ended December 31, 2011 and 2010, respectively. Goodwill was impaired by $2,127,401 during the year ended December 31, 2010. The goodwill impairment was related to goodwill recognized on the 2006 acquisition of the Company’s EIM Segment in the UK. The impairment was due to two consecutive years of declining revenues in the UK EIM segment and a corresponding downward revision to forecast and forecasted cash flows. The fair value of the segment was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2012—$683,611; 2013—$683,611; 2014—$679,173; 2015—$464,542; and thereafter—$0.

NOTE 4 – PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

Property, equipment and software development costs consisted of the following:

	December 31,
	2011	2010
Equipment	$1,896,205	$1,317,948
Furniture	705,289	692,635
Leasehold improvements	244,368	244,368
Software development costs	8,036,233	7,530,655

	10,882,095	9,785,606
Less accumulated depreciation and amortization	(8,958,879)	(7,883,263)

	$1,923,216	$1,902,343

Depreciation and amortization expense on property, equipment, and software amounted to $1,205,484 and $983,841 for the years ended December 31, 2011 and 2010, respectively. Fixed assets no longer in use in 2011 with an original cost of $53,311 were written off. In 2010, fixed assets, with an original cost of $90,680, were written off.

Amortization expense of developed software amounted to $851,352 and $719,472 for the years ended December 31, 2011 and 2010, respectively. Amortization expense of developed software is a cost of sales.

Accumulated amortization related to developed software amounted to $5,962,401 and $5,111,049 as of December 31, 2011 and December 31, 2010, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

A. LEASE COMMITMENTS:

The Company leases its office facilities and certain equipment under long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through long-term operating leases are as follows:

Year ending December 31:

2012	$375,507
2013	361,901
2014	48,457
2015	—
2016	—
Thereafter	—

Total	$785,865

Rent and lease expense was $462,119 and $503,998 for the years ended December 31, 2011 and 2010, respectively. The Company leases 15,931 square feet of office space in Indianapolis for an average cost of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 3,485 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $70,000 per annum. The London lease expires in December 2013; however, it can be cancelled without penalty with a six month advance notice. The Company leased 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $115,000. The Blackburn lease expired December 2011. The Company currently is in negotiations to extend the lease in Blackburn. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth. In connection with the Indianapolis lease and the Blackburn lease, the lessor contributed money for improvements to the leased premises. The amounts contributed for improvements are being amortized ratably over the life of the lease which reduces the average annual expense related to the leases.

B. CONTINGENCIES:

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

C. EMPLOYMENT AGREEMENTS:

The Company has entered into employment agreements with certain members of management. The terms of these agreements generally include, but are not limited to, compensation, non-competition, severance and change in control clauses. As of December 31, 2011 and 2010, all relevant amounts have been accrued for under these agreements.

NOTE 6 – DEBT OBLIGATIONS AND LIQUIDITY

The Company had the following debt obligations.

The Company had available a revolving loan with PNC Bank (“PNC”), formerly known as National City Bank, for the lesser of (a) $8,000,000, or (b) the sum of 80% of eligible domestic trade accounts receivable, 90% of eligible, insured foreign trade accounts receivable and 100% of cash placed in a restricted account (the “Revolving Loan”). All borrowings were collateralized by substantially all assets of the Company. On November 13, 2007, the Company and PNC amended the revolving loan to reduce the available amount that could be advanced under the Loan Agreement to $3,000,000 and to remove the cash placed in a restricted account. Effective November 18, 2008, the Company and PNC entered into a Second Modification of Loan Documents (the “Second Modification”). The Second Modification reduced the amount of the $2,600,000 acquisition loan (the “Acquisition Loan”) entered into with PNC to $500,000 upon the Company’s prepayment of $2.1 million of the Acquisition Loan. The Second Modification also modified the terms of the Revolving Loan to state that the sum of (a) advances made on the Revolving Loan, and (b) any Company debt that is not secured by cash or a letter of credit, may not exceed four times the trailing twelve (12) month consolidated EBITDA as defined in the agreement. The revolving loan expired on December 30, 2010.

In October 2010, in order to supplement the Company’s liquidity, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

The Revolving Loan allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. Outstanding principal under the Revolving Loan amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the Revolving Loan, Fairford advanced $825,000 to the Company. As of December 31, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest under the promissory notes amounted to $23,919.

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

As of December 31, 2011, the Company had working capital of $1,177,192 and stockholders’ equity of $4,725,044. Included in current liabilities was deferred revenue of $4,399,765 which reflects revenue to be recognized in future periods. Therefore, the cash requirements associated with deferred revenue are expected to be less than the recorded liability.

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	Years ended December 31,
	2011	2010
Income tax (benefit) expense:
Current provision
Federal	$—	$14,283
State	—	—
Foreign	334,678	424,745
Deferred
Federal	—	—
State	—	—
Foreign	3,631	(370,775)

Expense / (benefit) for income taxes	$338,309	$68,253

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate was as follows:

	December 31,
	2011	2010
Computed tax benefit at the expected statutory rate	$(102,830)	$(1,108,352)
Permanent differences	529,315	765,853
Foreign tax rate differential	(70,847)	35,489
Adjustment of prior year estimate and realized foreign currency translation	(71,871)	(26,150)
Uncertain tax position expense	15,317	16,923
Changes in valuation allowance	39,225	384,490

	$338,309	$68,253

The permanent differences are primarily related to a deemed dividend in the United States due to the transfer of cash from the United Kingdom operations to the United States in 2011 and the impairment charge of goodwill in 2010 and to the nondeductible meals and entertainment and dues partially off-set by additional relief for research and development expenditures in the United Kingdom.

The components of the overall net deferred tax assets were as follows:

	Years Ended December 31,
	2011	2010
Assets
Net operating losses	$3,987,879	$3,946,167
Allowance for doubtful accounts	14,349	16,995
Vacation and bonus compensation and other accruals	77,239	76,247
Deferred revenue	119,080	256,758
Property tax	5,100	8,083
Stock options expensed	246,543	229,307
Capital loss carryforward	10,365	13,268
State depreciation adjustment	3,401	3,401
Tax credit carryforward	226,806	226,806

Total assets	$4,690,762	$4,777,032

Liabilities
Depreciation and amortization	(489,772)	(511,666)
Management fee allocation	(106,583)	(79,391)
Deferred acquisition intangibles	(558,010)	(710,626)

Total liabilities	(1,154,365)	(1,301,683)

Valuation allowance	(4,168,060)	(4,119,533)

Deferred tax liability, net	$(631,663)	$(644,184)

The Company records a valuation allowance against its deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2011, the Company continued to provide a valuation allowance against the Company’s United States deferred tax assets which consist primarily of net operating loss carryforwards net of certain deferred tax liabilities.

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

Balance as of January 1, 2010	$65,908

Tax positions related to the current year:
Additions	16,923
Reductions	—

Tax positions related to prior years:
Additions	—
Reductions	(2,542)
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2010	$80,289

Tax positions related to the current year:
Additions	15,317
Reductions	—

Tax positions related to prior years:
Additions	—
Reductions	(174)
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2011	$95,432

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in future periods. Consistent with the provisions of accounting guidance for uncertain tax positions, the Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.

The Company and its subsidiaries file income tax returns in the U.S., the state of Indiana and other various states and the foreign jurisdiction of the United Kingdom. The Company remains subject to examination by taxing authorities in the jurisdictions the Company has filed returns for years after 2006. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company accrued for interest and penalties at December 31, 2011 and 2010.

At December 31, 2011, the Company had available unused net operating losses of $10,035,576 and tax credit carryforwards of approximately $226,806 that may be applied against future taxable income and that expire from 2017 to 2030. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2011, the Company had a valuation allowance of $4,168,060 established against the U.S. deferred tax assets as utilization of these tax assets is not assured in the United States. In addition, at December 31, 2011, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested.

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

At December 31, 2011, there were options to purchase 5,155,350 shares of Class A common stock outstanding consisting of 4,905,350 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were options to purchase 4,239,602 shares of Class A common stock plus 250,000 outside plan stock options that were exercisable as of December 31, 2011. There are 2,350,900 options available to grant under the plan at December 31, 2011.

Information with respect to options was as follows on the date indicated:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2010	5,892,782	$0.08 - $0.49	$0.27
Granted	—	—	—
Exercised	—	—	—
Cancelled	(31,000)	$0.21 - $0.34	0.23

Outstanding, December 31, 2010	5,861,782	$0.08 - $0.49	$0.27
Granted	249,068	$0.10	$0.10
Exercised	—	—	—
Cancelled	(955,500)	$0.08 - $0.34	0.25

Outstanding, December 31, 2011	5,155,350	$0.08 - $0.49	$0.26

The weighted-average grant-date fair value of options granted during the year 2011 was $0.10. The future compensation costs related to non-vested options at December 31, 2011 is $44,094. The future costs will be recognized over the weighted average period of approximately 3 years.

The following table summarizes options exercisable at December 31:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
December 31, 2010	4,861,782	$0.21 - $0.49	$0.30	—	5.52 years
December 31, 2011	4,489,602	$0.08 - $0.49	$0.29	—	4.82 years

The following table summarizes non-vested options:

Option Shares
December 31, 2010	1,000,000
Granted	249,068
Cancelled	(116,676)
Vested	(466,644)

December 31, 2010	665,748

Included within selling, general and administrative expense for the years ended December 31, 2011 and December 31, 2010 is $40,525 and $49,766, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the table below. Because closed-form valuation models incorporate assumptions for inputs, those assumptions are disclosed. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from general practices used by other companies in the software industry and estimates by the Company of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2011
Risk-free interest rate	0.38%
Dividend yield	0.00%
Volatility factor	149.30%
Expected lives	5 years

NOTE 9 – MAJOR CUSTOMERS

For the years ended December 31, 2011 and 2010, the Company had revenues from a single customer aggregating $1,908,130 (11% of total revenues) and $2,413,325 (16% of total revenues), respectively. Such customer represents 11% and 16% of software sales, service fee and license fee revenues for the years ended December 31, 2011 and 2010, respectively. The Company had receivables from this single customer of $143,009 (4% of trade accounts receivable, net) and $182,991 (6% of the trade accounts receivable, net) as of December 31, 2011 and December 31, 2010, respectively. The contract with this customer contains an automatic annual renewal provision renewed automatically in March; however, such agreement does contain a 120-day advance notice termination provision. The contract with this customer was renewed in March 2012. The loss of this customer would have a substantial negative impact on the Company.

NOTE 10 – RETIREMENT PLAN

The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers certain eligible U.S., full-time employees. The Company matches 100% of participant contributions up to 5% of participant compensation for US employees. The Company made contributions of $116,100 in 2011 and $105,861 in 2010. The Company maintains a defined contribution plan for its U.K. employees. The Company matches for U.K. employees up to 100% of participant contributions up to 5%. The Company made contributions of approximately $189,919 in 2011 and $181,153 in 2010 for U.K. employees.

NOTE 11 – SEGMENT INFORMATION

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

Telemanagment: Through its operations in the United Kingdom and Indianapolis and the utilization of the Proteus® products, the Company offers telemanagment software and services for end users to manage their usage of multi-media communications services and equipment.

Voice over Internet Protocol: VoIP designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase these products when upgrading or acquiring a new enterprise communications platform. Due to the recent U.S. recession and unstable global economy, the growth in the VoIP market has been slower than the Company anticipated but the Company is seeing growth in this segment.

Patent Enforcement Activities: Patent Enforcement involves the licensing, protection, enforcement and defense of the Company’s intellectual property and rights. The Company had instituted a marketing approach for patent enforcement activities whereby the Company, in certain cases, actively pursued a licensing arrangement with violators rather than litigation. The patents expired in 2011 and the Company does not expect to actively pursue new patent litigation in the future. In 2012, the Company anticipates that Patent Enforcement will no longer be material to the business and will no longer show Patent Enforcement as a business segment.

Call Accounting Management and Recording: As the demand for VoIP products continue to grow and the requirements for these products evolve, the Company has begun to merge the VoIP segment with the Telemanagement segment forming the Call Accounting Management and Recording (“CAMRA”) segment. Throughout 2012, the Company will extend the effort of consolidated operations and management, a program executed in 2011 for the marketing and product management functions, into the development, engineering, support and sales functions. It is the intention of the Company to merge all VoIP and Telemangement products into the CAMRA portfolio in order to leverage disparate user bases and increase the utilization of resources. In 2012, the VoIP and Telemanagement segments will be replaced by the CAMRA segment.

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. Summarized financial information concerning the Company’s reportable segments is shown in the following table. Reconciling items for operating income / (loss) on the following table represent corporate expenses and depreciation.

The following table presents selected financial results by business segment:

	Electronic Invoice Management	Telemanagement	VoIP	Patent Enforcement	Reconciling Amounts	Consolidated
2011
Net revenues	$10,389,216	$4,930,812	$1,649,025	$—	$—	$16,969,053
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	8,395,533	3,100,194	847,975	7,499	—	12,351,201
Depreciation and Amortization	1,416,658	40,828	428,502	—	8,036	1,894,024
Income / (loss) from operations	1,702,375	882,236	(1,790,738)	7,499	(1,082,646)	(281,274)
Long-lived assets	6,561,744	75,798	640,663	—	4,345	7,282,550

2010
Net revenues	$9,623,451	$4,544,245	$929,378	$139,232	$—	$15,236,306
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	7,617,212	2,467,320	173,823	135,478	—	10,393,833
Depreciation and Amortization	1,095,418	19,199	531,251	353	20,352	1,666,573

Impairment charge	2,127,401	—	—	—	—	2,127,401
Income / (loss) from operations	(253,315)	484,271	(2,459,066)	135,125	(1,048,521)	(3,141,506)
Long-lived assets	7,235,830	94,137	612,338	—	7,807	7,950,112

The following table presents selected financial results by geographic location based on location of customer:

	United States	United Kingdom	Consolidated
2011
Net revenues	$4,132,884	$12,836,169	$16,969,053
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,066,520	9,284,681	12,351,201
Depreciation and Amortization	500,687	1,393,337	1,894,024
Income / (loss) from operations	(1,467,501)	1,186,227	(281,274)
Long-lived assets	6,083,217	1,199,333	7,282,550

2010
Net revenues	$4,669,288	$10,567,018	$15,236,306
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,306,032	7,087,801	10,393,833
Depreciation and Amortization	629,603	1,036,970	1,666,573

Impairment charge	2,127,401	—	2,127,401
Income / (loss) from operations	(3,167,670)	26,164	(3,141,506)
Long-lived assets	6,766,986	1,183,126	7,950,112

NOTE 12 –RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2011, options to purchase 81,972 shares of the Company’s Class A common stock were granted at an exercise price of $0.10 per share to Mr. Birbeck, the Company’s Chief Executive Officer. During the fiscal year ended December 31, 2011, options to purchase 58,660 shares of the Company’s Class A common stock were granted at an exercise price of $0.10 per share to Mr. Hanuschek, the Company’s Chief Financial Officer. All of the options granted vest ratably over three years on the anniversary date of the grant.

Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company guarantees all of the Company’s debt. The Company incurred a non-cash charge $2,675 related to his guarantee for the year ended December 31, 2010.

The Company incurred $54,000 in fees and $9,282 in expenses associated with the Board of Directors activities in 2011 and $58,000 in fees and approximately $22,281 in expenses associated with the Board of Directors activities in 2010.

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC, Fairford advanced $825,000 to the Company. As of December 31, 2011, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Mr. Osserian is the primary owner of Fairford. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note.

Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand notes had no term and were due on demand. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest under the promissory notes amounted to $23,919.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2011 that have materially affected or which are reasonably likely to materially affect the Company’s Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Item 9B. Other Information

On March 29, 2012, the Board of Directors amended the Company’s Corporate Code of Ethics to update procedures for reporting violations or potential violations of the Code and adding provisions regarding anti-corruption and bribery as well as other technical, administrative and non-substantive changes.

PART III

Item 10. Directors, Executive Officers and Corporate Governance;

The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2012 Annual Meeting to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2011.

Code of Ethics

The Company’s board of directors adopted the Corporate Code of Ethics that applies to the Company’s directors, officers and employees, including the Company’s Chief Executive Officer (i.e., the principal executive officer), Chief Financial Officer (i.e., the principal financial officer), Principal Accounting Officer, Controller and any other person performing similar functions. A copy of the Code of Ethics is available on the Company’s website at www.ctigroup.com.

Item 11. Executive Compensation

The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2012 Annual Meeting to be filed with the SEC within 120 days of the Company’s fiscal year ended December  31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2012 Annual Meeting to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2011.

Equity Compensation Plan Information

The following table details information regarding CTI’s equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,905,350	$0.26	2,350,900
Equity compensation plans not approved by security holders(2)	1,290,170	$0.28	—

Total	6,195,520	$0.27	2,350,900

(1)	Of the 4,905,350, 1,415,500 of outstanding options were issued under the Amended and Restated Stock Option and Restricted Stock Plan and 3,489,850 were issued under the new CTI Group (Holdings) Inc. Stock Incentive Plan, which replaced the Amended and Restated Stock Option and Restricted Stock Plan as of December 8, 2005.
(2)	The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements (referred to as “outside plan stock options”). Outside plan stock options to purchase 250,000 shares of Class A common stock at an exercise price of $0.31 per share were granted to Mr. Birbeck in 2007. This option expires in 2017. Outside plan warrants to purchase in the aggregate 419,495 shares of Class A common stock at an exercise price of $0.34 per share were granted to Fairford Holdings Scandinavia in 2007. This warrant expires in 2017. Outside plan warrants to purchase 620,675 shares of CTI’s Class A common stock at an exercise price of $0.22 per share, subject to adjustments, were granted to Fairford Holdings Scandinavia in 2008. This warrant expires in 2018. As of December 31, 2011, all of the foregoing outside plan stock options were fully vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2012 Annual Meeting to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2011.

Item 14. Principal Accounting Fees and Services

The required information is incorporated by reference from the Company’s definitive proxy statement in connection with its 2012 Annual Meeting to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

2.1 Agreement and Plan of Merger, dated April 5, 2000, including amendments thereto, between CTI Group (Holdings) Inc., CTI Billing Solutions, Inc., David A. Warren, Frank S. Scarpa, Valerie E. Hart and Richard J. Donnelly, incorporated by reference to Annex H to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 23, 2001.

2.2 Agreement amending Agreement and Plan of Merger, dated May 15, 2001, among CTI Group (Holdings) Inc., CTI Billing Solutions, Inc. and David A. Warren, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2001.

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

10.1 Amended and Restated Stock Option and Restricted Stock Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2002. *

10.2 Employment Agreement, dated May 30, 2000, between Manfred Hanuschek and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *

10.2.1 Amendment No. 1 to Employment Agreement, dated May 30, 2000, between Manfred Hanuschek and CTI Group (Holdings) Inc., dated January 18, 2002, incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *

10.3 Adjustment to base compensation of CFO, Manfred Hanuschek, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2004. *

10.4 Lease Agreement, dated April 20, 2005, by and between Spherion Technology (UK) Limited and CTI Data Solutions Limited, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

10.5 Underlease agreement between CTI Data Solutions Limited and Interim Technology (UK) Limited dated August 10, 2000, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

10.6 Lessee covenants contained in Superior Lease, dated April 4, 1989, by and between Conifer Court Limited (superior landlord), GN Elmi Limited and G N Elmi a.s., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

10.7 Chief Executive Employment Agreement between John Birbeck and CTI Group (Holdings) Inc. dated September 13, 2005, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

10.8 CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Appendix III to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 23, 2005. *

10.9 Form of Incentive Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

10.10 Form of Nonqualified Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

10.11 Form of Stock Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

10.12 Compensation arrangements for the Board of Directors of CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.2 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

10.13 Office Lease dated October 18, 2006, between DH Realty, LLC and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

10.14 Tenancy Agreement dated February 8, 2006, between European Settled Estates PLC Ryder Systems Limited, incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on April 2, 2007.

10.15 Loan Agreement, dated as of December 22, 2006, by and between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.

10.16 CTI Group (Holdings) Inc. Security Agreement, dated as of December 22, 2006, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.

10.17 Debenture, dated as of December 22, 2006, between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.

10.18 Charge Over Shares in CTI Data Solutions Ltd., dated as of December 22, 2006, between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.

10.19 Reaffirmation of Guaranty dated November 13, 2007, by and between the subsidiaries of CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.20 Reaffirmation of Guaranty dated November 18, 2008, by and between the subsidiaries of CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008.

10.21 Office Lease dated April 24, 2009, between CTI Billing Solutions Limited and British Waterways Board, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30 2009.

10.22 Demand Promissory Note between Fairford Holdings, Ltd. and CTI Group (Holdings) Inc dated October 6, 2010, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 30, 2011.

10.23 Demand Promissory Note between Fairford Holdings, Ltd. and CTI Group (Holdings) Inc dated January 3, 2010, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011.

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

31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.

32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

101.INS XBLR Instance Document

101.SCH Taxonomy Extension Schema

101.CAL Taxonomy Extension Calculation Linkbase

101.LAB Taxonomy Extension Label Linkbase

101.PRE Taxonomy Extension Presentation Linkbase

101.DEF Taxonomy Extension Defeinition Linkbase

*	Management contract or compensatory plan or agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Group (Holdings) Inc.

By:	/s/ John Birbeck
Name:	John Birbeck
Title:	President and Chief Executive Officer
Date:	March 30, 2012

In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2012	/s/ John Birbeck
Date	John Birbeck
President and Chief Executive Officer
(Principal Executive Officer)

March 30, 2012	/s/ Manfred Hanuschek
Date	Manfred Hanuschek
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 30, 2012	/s/ Michael Reinarts
Date	Michael Reinarts
Chairman, Board of Directors

March 30, 2012	/s/ Harold Garrison
Date	Harold Garrison,
Member, Board of Directors

March 30, 2012	/s/ Bengt Dahl
Date	Bengt Dahl
Member, Board of Directors

March 30, 2012	/s/ Thomas Grein
Date	Thomas Grein
Member, Board of Directors

March 30, 2012	/s/ Salah Osseiran
Date	Salah Osseiran
Member, Board of Directors