Form 10-K/A
period 2011-12-31
CTI GROUP HOLDINGS INC
filed 2012-04-30
CIK 355627

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

As of April 22, 2012, there were outstanding 29,178,271 shares (including treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to amend the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2011, as filed with the SEC on March 30, 2012, to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which CTI Group (Holdings) Inc., referred to as “CTI”, “the Company”, “we”, “us” or “our” in this document, intended to incorporate by reference from CTI’s definitive proxy statement in connection with the 2012 Annual Stockholders’ Meeting. This amendment is not intended to update any other information presented in the annual report as originally filed.

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

The following table sets forth information about our directors all of whom continue to serve in such capacity:

Name	Position Held in CTI	Class	Director Since	Term Expires*

Harold D. Garrison	Director	I	2001	2009

Salah N. Osseiran	Director	I	2002	2009

Thomas W. Grein	Director	II	2001	2011

Bengt Dahl	Director	II	2005	2011

Michael J. Reinarts	Chairman of the Board of Directors	II	2009	2010

John Birbeck	President and Chief Executive Officer	III	2001	2010

*	The directors continue to serve as directors since successor directors have not been elected and qualified.

The following table sets forth information regarding the business experience of our current members of the board of directors during the past five years, unless indicated otherwise.

Name and Age (1)	Business Experience During Past Five Years

Michael J. Reinarts (57) Chairman	Mr. Reinarts became our director in June 2009 and was appointed Chairman on June 9, 2011. He served as an advisor to our board of directors from October 2008 until June 2009. Mr. Reinarts began his career at Arthur Andersen & Co in 1976. Since 1999, he has served as Executive Vice President for the Pohlad Companies. Pohlad Companies include large sports franchises, financial companies, commercial real estate companies, entertainment and media development and distribution. Mr. Reinarts is actively involved in acquisition due diligence, financial and management restructuring and credit facilitation. Mr. Reinarts experience with mergers and acquisitions and his industry experience, both from an investment banking perspective and an executive perspective, provides CTI with insight on acquisition and corporate strategies

Name and Age (1)	Business Experience During Past Five Years

John Birbeck (57) President and Chief Executive Officer	Mr. Birbeck served as our Chairman from July 5, 2005 through June 9, 2011. Mr. Birbeck was appointed as our President and Chief Executive Officer on September 13, 2005. Mr. Birbeck, a citizen of the United Kingdom, has served as our director since June, 2001. In 1997, Mr. Birbeck founded Network Achemy Ltd. From 1997 until 2001, Mr. Birbeck served as director of Network Achemy Ltd. From 2000 until 2001, Mr. Birbeck served as director of Avaya Communications. Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr. Birbeck also was a founder of Seer Ltd. in 2000 and serves as its director. Mr. Birbeck’s management experience at CTI and director experience in the technology services industry provides unique insight about the challenges CTI faces due to a rapidly changing competitive marketplace.

Bengt Dahl (63)	Mr. Dahl, a citizen of Sweden, has served as our director since July 2005. He served as an advisor to our board of directors from 2003 until July 2005. Mr. Dahl is also a director of Fairford Holdings Limited, a company which owned approximately 64% of the Company’s Class A common stock as of April 23, 2012. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Dahl also serves as a director of a number of private and public European companies, which are affiliated with Mr. Osseiran, our director and majority stockholder, including Byggelit AB, Safegare Int´l AB, Axel Christiernsson Int´l AB and Skultuna Flexible AB. Mr. Dahl’s international management and investment banking experience provides valuable insight on international capital markets and management oversight. His experience with mergers and acquisitions provides CTI with insight on acquisition and corporate strategies.

Harold D. Garrison (63)	Mr. Garrison became our director in February, 2001 in connection with the merger between Centillion Data Systems, LLC (“Centillion”) and CTI Group (Holdings) Inc. (the “Centillion Merger”). Mr. Garrison served as Chairman of Centillion from 1988 until the Centillion Merger in February 2001. He also has served as Chairman and Chief Executive Officer of HDG Mansur Group, an international real estate company, since 1982 and served as Chairman of Xila Communications, Inc. from 1983 to 1999. Mr. Garrison has served as the Managing Member of Sunset, LLC. Mr. Garrison’s experience in international capital markets and operations brings global management oversight perspective to CTI.

Thomas W. Grein (60)	Mr. Grein became our director in February 2001 in connection with the Centillion Merger. Mr. Grein served as director of Centillion from October, 1999 until the Centillion Merger. Mr. Grein has been Senior Vice-President and Treasurer of Eli Lilly and Company, a pharmaceutical company, since January, 2000. He served as Executive Director of Investor Relations and Assistant Treasurer from 1994 to 1998 and Executive Director of Finance from 1998 to 2000 in Eli Lilly and Company. Mr. Grein is a member of the board of directors of the Indiana Chamber of Commerce, Walther Cancer Institute, LYNX Capital Corporation, Park Tudor School Board of Trustees, Fuqua School, Health Sector Advisory Board at Duke University and Indianapolis Symphony Investment Committee. Mr. Grein’s financial leadership and international experience provides valuable insight on corporate governance, financial reporting and capital market matters.

Name and Age (1)	Business Experience During Past Five Years

Salah N. Osseiran (56)	Mr. Osseiran, a Lebanese citizen, became our director in February 2001, in connection with the Centillion Merger, and served until his resignation in September 2001. He was a director of Centillion from 1987 until the Centillion Merger. Since September 2002, Mr. Osseiran has served as our director. Mr. Osseiran has been the President and Chief Executive Officer of Business Projects Company (“BPC”), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in Lebanon and interests in other business activities in the Middle East. Mr. Osseiran has also been since 1995 a director of the holding companies: Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran brings global perspective from his leadership positions and experience in international enterprises and transactions.

(1)	As of April 23, 2012.

Non-Director Executive Officer

The following table sets forth information regarding the business experience of our non-director executive officer:

Name and Age (1)	Business Experience During Past Five Years

Manfred Hanuschek (51)	Mr. Hanuschek has been our Chief Financial Officer since June 2000 and our Secretary since February 2002. From April 1999 to July 1999, Mr. Hanuschek was employed by us as Chief Financial Officer. Mr. Hanuschek was Senior Vice-President and Chief Financial Officer of IGI, Inc., from July 1999 to June 2000. Mr. Hanuschek was Chief Financial Officer with ICC Technologies, Inc. from 1994 to 1998.

(1)	As of April 23, 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), requires CTI’s directors, officers and persons who beneficially own more than 10% of CTI’s Class A common stock (collectively referred to as “insiders”) to file reports of ownership and changes in ownership of CTI’s Class A common stock with the SEC. The SEC regulations require insiders to furnish CTI with copies of all Section 16(a) forms filed. Based solely on CTI’s review of the copies of such forms received by CTI, CTI believes that the insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2011, except John Birbeck filed one late Form 4 to report a share purchase transaction .

Item 11.	Executive Compensation

Executive Officers

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to CTI’s chief executive officer and the other executive officer (collectively referred to as “named executive officers”) whose total compensation for the fiscal year ended December 31, 2011 exceeded $100,000 for all services rendered in all capacities to CTI and our subsidiaries.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
John Birbeck, Chairman, President and Chief Executive Officer	2011	$330,776	$8,560	$—	$39,669	$379,005
	2010	$321,142	$—	$—	$38,826	$359,968

Manfred Hanuschek, Chief Financial Officer and Secretary	2011	$234,816	$6,125	$—	$45,971	$286,912
	2010	$227,977	$—	$—	$42,944	$270,921

(1)	Represents grant date fair value of options granted in each year in accordance with the Financial Accounting Standards Board’s Accounting Standards Topic 718. See Part II, Item 8—Notes to the Consolidated Financial Statements for the year ended December 31, 2011, Note 8, “Stock Based Compensation” for a description of valuation assumptions used in the calculation of grant date fair value. In fiscal 2011, Mr. Birbeck was granted options to purchase 81,972 shares of CTI’s Class A common stock at an exercise price of $0.10 per share. In fiscal 2011, Mr. Hanuschek was granted options to purchase 58,660 shares of CTI’s Class A common stock at an exercise price of $0.10 per share.
(2)	There were no performance bonuses awarded in fiscal years 2010 and 2011.
(3)	In fiscal 2011, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing and personal travel, to Messrs. Birbeck and Hanuschek: Mr. Birbeck—$0, $6,752, $6,947, $0, $15,956, and $10,015, respectively; Mr. Hanuschek—$12,250, $21,402, $6,882, $5,438, $0, and $0, respectively.

Employment Agreements

John Birbeck

On February 1, 2006, we entered into an employment agreement with Mr. Birbeck, effective as of September 13, 2005, pursuant to which Mr. Birbeck serves as our President and Chief Executive Officer and in such other positions as reasonably may be assigned by the Board or the Executive Committee.

The employment agreement with Mr. Birbeck commenced on September 13, 2005 for a term of one year. The agreement renews automatically for additional one-year terms unless either party gives the other party written notice of non-renewal at least 90 days prior to any anniversary date. Mr. Birbeck’s salary will be reviewed at least annually by the Board to determine if an increase is appropriate in its sole discretion. His salary may not be decreased under the terms of the employment agreement, and Mr. Birbeck agreed to waive any fee otherwise payable to him for his services as Chairman or as a Director of the Board.

No later than January 31 of each calendar year that Mr. Birbeck is employed by us pursuant to the employment agreement, Mr. Birbeck and the Board must confer and agree on performance targets and goals to be achieved for that calendar year and the amount of a bonus to be paid to Mr. Birbeck depending on the extent of attainment of such targets and goals. The agreement reached by Mr. Birbeck and the Board will be attached as an addendum to the Agreement each calendar year. Since 2006, however, the Board and Mr. Birbeck have historically achieved this result through direct discussions without amending his employment agreement. The parties agree that the amount of bonus payable to Mr. Birbeck for full achievement of all targets and goals in any calendar year will be no less than $250,000 and may exceed that amount if deemed appropriate by the Board in its sole discretion. The Board determined that targets and goals were not achieved and as a result, no bonus was awarded for 2011 and 2010. In the event that Mr. Birbeck’s employment with the Company ends during the course of a calendar year, Mr. Birbeck will be eligible for a pro rata amount of the any bonus he would have received if he had remained employed for the full calendar year.

Mr. Birbeck is entitled to five weeks of paid vacation per year, with no right to carry over vacation to the next year, but unused vacation may be sold back to us. Mr. Birbeck’s employment agreement provides that he will receive a non-accountable automobile allowance of $500 per month, initially, for each full month during the term of the employment agreement. In addition, the employment agreement requires us to reimburse Mr. Birbeck’s life partner for her annual airfare expenses for up to twelve round trips each calendar year from the United States to the United Kingdom and for her health insurance coverage. We must also reimburse Mr. Birbeck for his housing expenses in the United States, not to exceed $1,800 per month without our prior approval, until such time as he obtains permanent housing in the United States. To date, Mr. Birbeck has not obtained permanent housing in the United States. Mr. Birbeck was paid a furnishing and household goods allowance in the amount of $12,000 for his temporary housing. Mr. Birbeck was to be reimbursed up to $80,000 to transport his personal goods from the United Kingdom to the United States once his permanent housing was obtaining which was never utilized.

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

Manfred Hanuschek

We entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. The employment agreement renews for successive periods of one year, subject to termination as described below. The current agreement term automatically renewed on January 18, 2012. Mr. Hanuschek’s base salary is subject to yearly review. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by our president or the Board, in his or its sole discretion. Under the employment agreement, Mr. Hanuschek is entitled to receive an automobile allowance, reimbursement of specified expenses and to participate in any savings, 401(k), pension, group medical and other similar plans.

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

Non-Equity Incentive Plan Compensation Awards in 2011

Messrs. Birbeck and Hanuschek were entitled to receive a cash bonus, at the discretion of the Board, if the Company achieved objective financial performance targets based upon the 2011 budget and other accomplishments during fiscal 2011. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee considered the financial performance of the Company, the significance and nature of the activities of the named executive officer, and the quality of the named executive officer’s performance, during fiscal 2011. Based on the reported 2011 performance of the Company, the compensation committee determined not to award Messrs. Birbeck or Hanuschek a bonus for 2011.

Non-Equity Incentive Plan Compensation Awards in 2010

Messrs. Birbeck and Hanuschek were entitled to receive a cash bonus, at the discretion of the Board, if the Company achieved objective financial performance targets based upon the 2010 budget and other accomplishments during fiscal 2010. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee considered the financial performance of the Company, the significance and nature of the activities of the named executive officer, and the quality of the named executive officer’s performance, during fiscal 2010. Based on the reported 2010 performance of the Company, the compensation committee determined not to award Messrs. Birbeck or Hanuschek a bonus for 2010.

Terms of Equity Awards

During the fiscal year ended December 31, 2011, Mr. Birbeck was granted an option under the CTI Group (Holdings) Inc. Stock Incentive Plan to purchase 81,972 shares of Class A common stock at an exercise price of $0.10 per share. This option vests in three equal annual installments beginning on the first anniversary of the date of grant. During the fiscal year ended December 31, 2011, Mr. Hanuschek was granted an option under the Stock Incentive Plan to purchase 58,660 shares of Class A common stock, at an exercise price of $0.10 per share. This option vests in three equal annual installments beginning on the first anniversary of the date of grant. All of these options expire 10 years from the date of grant.

No equity awards were made in 2010.

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

The Board or a committee thereof comprised of at least two members administer and interpret the option plan. Each committee member must meet the definition of a “non-employee director” within the meaning of Rule 16b-3(b)(3) of the Exchange Act.

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

The option plan provided for special director’s grants of nonqualified stock options to purchase up to 30,000 shares of Class A common stock vesting over a three-year period for each of the non-employee members of the Board who served on the committee. Upon a change of control, a sale or exchange of our assets, or our dissolution, liquidation, merger or consolidation in which we are not the surviving corporation, any vesting restrictions imposed under a director’s grant will immediately lapse.

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

A participant may exercise an option during a period of ten years from the date of the grant, unless a different exercise period was provided for by the committee. However, the exercise period may terminate earlier if we terminate his or her employment relationship with us or if he or she dies or becomes disabled. The aggregate fair market value of Class A common stock, determined as of the date of the grant, with respect to which incentive stock options were exercisable for the first time by the participant during any calendar year under the option plan cannot exceed $100,000.

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

During the year ended December 31, 2011, there were 249,068 options to purchase shares of Class A common stock granted under the Stock Incentive Plan. As of April 23, 2012, options to purchase 5,155,350 shares of Class A common stock had been awarded under the Stock Incentive Plan. Options to purchase 4,489,602 shares of Class A common stock were exercisable as of April 23, 2012.

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

Outstanding Equity Awards at Fiscal Year-End 2011

The following table sets forth information concerning unexercised options outstanding as of December 31, 2011 for each named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Option Exercise Price ($)	Option Expiration Date
John Birbeck(1)	18,750	—		$0.25	9/4/2012
	6,250	—		$0.21	11/5/2013
	500,000	—		$0.40	9/29/2015
	250,000	—		$0.31	10/9/2016
	100,000	—		$0.34	2/16/2017
	340,782	—		$0.35	6/12/2017
	250,000	—		$0.31	10/9/2017
	33,333	16,667	(1)	$0.09	10/9/2019
	—	81,972	(1)	$0.10	9/8/2021
Manfred Hanuschek(2)	50,000	—		$0.49	2/28/2012
	25,000	—		$0.25	9/4/2012
	25,000	—		$0.21	11/5/2013
	100,000	—		$0.39	10/11/2015
	300,000	—		$0.34	2/16/2017
	133,333	66,667	(2)	$0.08	7/10/2019
	—	58,660	(2)	$0.10	9/8/2021

(1)	Mr. Birbeck’s options vest as follows:
(a)	an option to purchase 18,750 shares of CTI’s Class A common stock granted on September 4, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date.
(b)	an option to purchase 6,250 shares of CTI’s Class A common stock granted on November 5, 2003 vested in four equal annual installments beginning on the first anniversary of the grant date.
(c)	an option to purchase 500,000 shares of CTI’s Class A common stock granted on September 29, 2005 vested immediately upon grant.
(d)	an option to purchase 250,000 shares of CTI’s Class A common stock granted on October 9, 2006 vested immediately upon grant.
(e)	an option to purchase 100,000 shares of CTI’s Class A common stock granted on February 16, 2007 vested in three equal annual installments beginning on the first anniversary of the grant date.
(f)	an option to purchase 340,782 shares of CTI’s Class A common stock granted on June 12, 2007 vested immediately upon grant.
(g)	an option to purchase 250,000 shares of CTI’s Class A common stock granted on October 9, 2007 vested immediately upon grant.
(h)	an option to purchase 50,000 shares of CTI’s Class A common stock granted on October 9, 2009 vests in three equal annual installments beginning on the first anniversary of the grant date.
(i)	an option to purchase 81,972 shares of CTI’s Class A common stock granted on September 8, 2011 vests in three equal annual installments beginning on the first anniversary of the grant date.
(2)	Mr. Hanuschek’s options vest as follows:
(a)	an option to purchase 50,000 shares of CTI’s Class A common stock granted on February 28, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date. These options expired on February 28, 2012.
(b)	an option to purchase 25,000 shares of CTI’s Class A common stock granted on September 4, 2002 vested in four equal annual installments beginning on the first anniversary of the grant date.

(c)	an option to purchase 25,000 shares of CTI’s Class A common stock granted on November 5, 2003 vested in four equal annual installments beginning on the first anniversary of the grant date.
(d)	an option to purchase 100,000 shares of CTI’s Class A common stock granted on October 11, 2005 with 50% vesting immediately upon grant, 25% vesting on the first anniversary of the grant date, and 25% vesting on the second anniversary of the grant date.
(e)	an option to purchase 300,000 shares of CTI’s Class A common stock granted on February 16, 2007 vesting in three equal annual installments beginning on the first anniversary of the grant date.
(f)	an option to purchase 200,000 shares of CTI’s Class A common stock granted on July 10, 2009 vests in three equal annual installments beginning on the first anniversary of the grant date.
(g)	an option to purchase 58,660 shares of CTI’s Class A common stock granted on September 8, 2011 vests in three equal annual installments beginning on the first anniversary of the grant date.

Retirement Plans and Arrangements

We have established a 401(k) plan for our US employees and a defined contribution plan benefit for our UK employees. The employees may participate through salary deductions and contributions. Under the terms of the plans, we may make employer contributions to a participant’s plan account. Such contributions under the plan applicable to the US employees are, for 2011, equal to 100% of the first 5% of each participant’s compensation during the year. All employee contributions are vested immediately. US participants are vested in employer contributions over a three-year period pursuant to a graduated vesting schedule and subject to annual deferral limitations under the Code. UK participants are vested in employer contributions immediately and are not subject to deferral limitations. UK senior management are entitled to employer contributions of the first 10% of each participant’s contributions to a participant’s plan account.

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

Director Compensation

The following table sets forth information concerning the compensation earned by non-employee directors during the fiscal year ended December 31, 2011. Mr. Birbeck, our President, and Chief Executive Officer, does not receive any compensation for his services as our director. The Board appointed Michael Reinarts as Chairman in June 2011.

Name	Fees Earned or Paid in Cash	Total ($)
Bengt Dahl(1)	$8,000	$8,000
Harold Garrison(2)	$4,000	$4,000
Thomas Grein(3)	$4,000	$4,000
Salah Osseiran(4)	$8,000	$8,000
Michael Reinarts(5)	$24,000	$24,000

(1)	As of December 31, 2011, Mr. Dahl held options to purchase 225,000 shares of CTI’s Class A common stock.
(2)	As of December 31, 2011, Mr. Garrison held options to purchase 300,000 shares of CTI’s Class A common stock.
(3)	As of December 31, 2011, Mr. Grein held options to purchase 175,000 shares of CTI’s Class A common stock.
(4)	As of December 31, 2011 Mr. Osseiran held options to purchase 175,000 shares of CTI’s Class A common stock.
(5)	As of December 31, 2011 Mr. Reinarts held options to purchase 50,000 shares of CTI’s Class A common stock.

The Board agreed to compensate Mr. Reinarts $2,000 a month upon his appointment as Chairman of the Board in June 2011 for his duties as Chairman. Mr. Reinarts also continues to receive fees for his attendance of board or committee meetings as described below.

In fiscal 2011, fees were paid to directors based on attendance of board or committee (other than audit committee) meetings in person or attendees at audit committee meetings either in person or by means of remote communications (e.g. video conferencing, teleconferencing or internet conferencing) plus reasonable expenses, as follows:

(i)	$2,000 for in person attendance at board and committee meetings;

(iii)	$2,000 for in person or remote attendance at audit committee meetings; and

(iv)	$0 for attendance at stockholders’ meetings.

During the fiscal year ended December 31, 2011, Messrs. Dahl, Garrison, Grein, Osseiran, and Reinarts earned non-employee 2011 director fees for their services on the board of directors and committees of the board of directors as applicable, of $8,000, $4,000, $4,000, $8,000 and $24,000, respectively, plus expenses. Total cash reimbursed out of pocket director expenses amounted in the aggregate to approximately $9,282 in the fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 23, 2012 with respect to the beneficial ownership of CTI’s Class A common stock by: (i) each person who is known to us to be the beneficial owner of more than five percent of CTI’s outstanding Class A common stock, (ii) each of CTI’s directors, (iii) each of CTI’s named executive officers, and (iv) all of CTI’s directors and executive officers as a group. As of April 23, 2012, 29,178,271 shares of CTI’s Class A common stock were outstanding, which excludes 140,250 shares of treasury stock.

The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC’s regulations. Accordingly, beneficially-owned securities may include securities to which the individual or entity has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or other convertible securities or rights within 60 days after April 23, 2012. Shares subject to stock options, warrants or other convertible securities or rights, which an individual has the right to acquire within 60 days after April 23, 2012, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. The same shares may be beneficially owned by more than one person, and beneficial ownership may be disclaimed as to any or all of a person’s securities.

Name and Address of Beneficial Owner**	Amount and Nature of Beneficial Ownership of Class A Common Stock		Percent of Class
John Birbeck, President, and Chief Executive Officer	2,078,715	(1)	6.8%
Bengt Dahl, Director	208,333	(2)	*
Harold D. Garrison, Director	283,333	(3)	1.0%
Thomas W. Grein, Director	158,333	(4)	*
Salah N. Osseiran, Director	19,374,908	(5)	66.6%
Michael J. Reinarts, Chairman	2,762,978	(6)	9.5%
Manfred Hanuschek, Chief Financial Officer and Secretary	583,333	(7)	2.0%
All directors and executive officers as a group (7 persons)	25,449,933	(8)	77.1%
Fairford Holdings Limited	19,171,575	(5)	63.7%

*	Less than 1%.
**	The business address of CTI’s directors and executive officers is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.
(1)	Represents 579,600 shares of Class A common stock held by Mr. Birbeck directly and exercisable options to purchase 1,499,115 shares of CTI’s Class A common stock.
(2)	Represents exercisable options to purchase 208,333 shares of CTI’s Class A common stock.
(3)	Represents exercisable options to purchase 283,333 shares of CTI’s Class A common stock.
(4)	Represents exercisable options to purchase 158,333 shares of CTI’s Class A common stock.
(5)	Represents 45,000 shares of CTI’s Class A common stock owned by Salsel Corporation Limited, 17,776,306 shares of CTI’s Class A common stock owned by Fairford Holdings Limited, 355,099 shares of Class A common stock and 1,040,170 shares of Class A common stock issuable upon the exercise of warrants owned by Fairford Scandinavia, and exercisable options to purchase 158,333 shares of CTI’s Class A common stock. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited and Fairford Holdings Limited. Mr. Osseiran is the managing director of Salsel Corporation Limited, a director of Fairford Holdings Limited and the President of Fairford Scandinavia. Bengt Dahl is a director of Fairford Holdings Limited and the chairman of Fairford Scandinavia. However, Mr. Dahl does not have, or share, the voting or investment power over the shares of CTI’s Class A common stock owned by Fairford Holdings Limited or Fairford Scandinavia. The address of the principal office of Fairford Holdings Limited is Ground Floor, Sir Walter Raleigh House, 48/50 Esplanade, St. Helier, Jersey, Channel Islands JE1 4HH. The Fairford Scandinavia address is A.B. Box 40. 831 21 Ostersund, Sweden.
(6)	Represents 2,729,645 shares of Class A common stock held by Mr. Reinarts directly and exercisable options to purchase 33,333 shares of CTI’s Class A common stock.
(7)	Represents exercisable options to purchase 583,333 shares of CTI’s Class A common stock.
(8)	Includes exercisable options to purchase 2,924,113 shares of CTI’s Class A common stock and warrants to purchase 1,040,170 shares of Class A common stock.

Equity Compensation Plan Information

The following table details information regarding CTI’s equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,905,350	$0.26	2,350,900
Equity compensation plans not approved by security holders(2)	1,290,170	$0.28	—

Total	6,195,520	$0.27	2,350,900

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

The Company incurred $54,000 in fees and $9,282 in expenses associated with the Board of Directors meetings in 2011.

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

Crowe Horwath LLP served as our independent public accountants and conducted the audit of our consolidated financial statements for each of the fiscal years ended December 31, 2011 and 2010

Category	2011	2010
Audit Fees	$188,220	$180,667
Audit-Related Fees	—	—
Tax Fees	15,200	14,216
All Other Fees	—	—

Total	$203,420	$194,883

Audit Fees. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $188,320 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2011. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $180,667 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2010.

Audit-Related Fees. There were no audit related fees in 2011 or 2010.

Tax Fees. The aggregate fees billed by Crowe Horwath LLP in the fiscal years ended December 31, 2011 and December 31, 2010 for professional services rendered to CTI’s UK subsidiaries for tax compliance, tax advice and tax planning were $15,200 and $14,216, respectively. We use another accountant for U.S. corporate income tax compliance, advice and planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Crowe Horwath LLP in fiscal 2011 and 2010. The Audit Committee had authorized the Chief Financial Officer to engage Crowe Horwath LLP at his discretion for additional audit-related and non audit-related services of up to $25,000 for 2011 and 2010. None of the services pre-approved by the Audit Committee during 2011 and 2010 utilized the de minimis exception to pre-approval.

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

CTI Group (Holdings) Inc.

By:	/s/ John Birbeck
Name:	John Birbeck
Title:	President and Chief Executive Officer
Date:	April 30, 2012

Exhibit Index

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.