Form 10-Q
period 2012-03-31
CTI GROUP HOLDINGS INC
filed 2012-05-15
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 3, 2012, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271. As of May 3, 2012, treasury stock constituted 140,250 shares of Class A common stock.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking” statements. Forward-looking statements discuss matters that are not historical facts. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or board of directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words “anticipate”, “expect”, “may”, “project”, “intend”, “believe”, or similar expressions.

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the U.S., ability to obtain a loan facility or receive additional advances from Fairford Holdings, Limited, a British Virgin Islands Company, who, as of March 31, 2012, owned beneficially 63.7% of the Company’s Class A common stock (“Fairford”), if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$3,714,528	$2,945,182
Trade accounts receivable, less allowance for doubtful accounts of $70,699 and $59,781, respectively	3,282,994	3,913,278
Prepaid expenses	470,797	568,701
Deferred tax asset	12,740	—
Other current assets	391,825	414,058

Total current assets	7,872,884	7,841,219
Property, equipment, and software, net	1,947,913	1,923,216
Intangible assets, net	2,348,461	2,510,937
Goodwill	2,769,589	2,769,589
Other assets	78,755	78,808

Total assets	$15,017,602	$15,123,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$286,364	$324,661
Accrued expenses	988,530	1,030,278
Accrued wages and other compensation	479,710	312,256
Income tax payable	670,636	591,631
Deferred tax liability – short term	—	29,241
Deferred revenue	4,574,586	4,399,765

Total current liabilities	6,999,826	6,687,832
Lease incentive – long term	47,598	74,275
Deferred revenue – long term	2,567,828	3,034,196
Deferred income tax liability – long term	642,506	602,422

Total liabilities	10,257,758	10,398,725

Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued and outstanding at March 31, 2012 and at December 31, 2011	291,783	291,783
Additional paid-in capital	26,071,573	26,061,492
Accumulated deficit	(21,825,736)	(21,939,266)
Other comprehensive income – foreign currency translation	414,367	503,178
Treasury stock, 140,250 shares at cost	(192,143)	(192,143)

Total stockholders’ equity	4,759,844	4,725,044

Total liabilities and stockholders’ equity	$15,017,602	$15,123,769

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Software sales, service fee and license fee revenue	$4,367,837	$4,116,366
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,154,911	1,310,986
Selling, general and administration	1,841,002	2,032,571
Research and development	592,568	613,108
Depreciation and amortization	445,550	444,649

Total costs and expenses	4,034,031	4,401,314

Income / (loss) from operations	333,806	(284,948)
Other expense
Interest (income) / expense	(2,924)	14,584

Total other (income) / expense	(2,924)	14,584
Income / (loss) before income taxes	336,730	(299,532)
Tax expense	223,200	42,984

Net income / (loss)	113,530	(342,516)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(88,811)	(37,914)

Comprehensive income / (loss)	$24,719	$(380,430)

Basic and diluted net income / ( loss) per common share	$0.00	$(0.01)

Basic weighted average common shares outstanding	29,038,021	29,038,021
Diluted weighted average common shares outstanding	29,258,021	29,038,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income / (loss)	$113,530	$(342,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445,550	444,649
Provision for doubtful accounts	10,891	1,255
Deferred income taxes	(22,623)	78,021
Recognition of rent incentive benefit	(23,343)	(26,108)
Stock option grant expense	10,081	9,377
Changes in operating assets and liabilities:
Trade receivables	710,299	(7,414,240)
Note and settlement receivables	—	24,623
Prepaid expenses	107,921	(33,503)
Income taxes	57,074	(55,019)
Other assets	21,835	155,098
Accounts payable	(44,637)	360,208
Accrued expenses	(71,291)	1,231,968
Accrued wages and other compensation	162,625	271,023
Deferred revenue	(517,508)	5,638,136

Cash provided by operating activities	960,404	342,972

Cash flows used in investing activities:
Additions to property, equipment, and software	(305,021)	(655,482)

Cash used in investing activities	(305,021)	(655,482)

Cash flows provided by financing activities:
Repayments under credit agreements	—	(825,000)
Advance from shareholder	—	838,509

Cash provided by financing activities	—	13,509

Effect of foreign currency exchange rates on cash and cash equivalents	113,963	26,016

Increase / (decrease) in cash and cash equivalents	769,346	(272,985)
Cash and cash equivalents, beginning of period	2,945,182	680,046

Cash and cash equivalents, end of period	$3,714,528	$407,061

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Business and Basis of Presentation

The Company designs, develops, markets and supports billing and data management software and services. The Company operates in two business segments: Electronic Invoice Management (“EIM”), and Call Accounting Management and Recording (“CAMRA”). The majority of the Company’s business is in Europe and North America.

The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware in 1988, pursuant to a merger of CTI into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.

The Company is comprised of two business segments: EIM and CAMRA. EIM designs, develops and provides electronic invoice presentment and analysis software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company provided these services primarily through facilities located in Indianapolis, Indiana and Blackburn, United Kingdom. CAMRA designs, develops and provides software and services used by enterprise, governmental, institutional end users and managed and hosted customers of service providers to manage their telecommunications service and equipment usage and to analyze voice, video, and data usage, record and monitor communications and perform administrative and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the CAMRA products when upgrading or acquiring a new enterprise communications platform.

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow.

Amortization expense of developed software amounted to $186,878 and $201,420 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid approximately $185,010 and $18,705 for current and prior year tax estimates for the three months ended March 31, 2012 and 2011, respectively.

NOTE 3: Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other accruals approximate their fair values because of their nature and expected duration.

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

On December 31, 2010, a revolving loan (the “Loan Agreement”) the Company had with PNC Bank (“PNC”) matured. The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. At December 31, 2010, the outstanding principal under the Loan Agreement amounted to $825,000. On January 3, 2011, in order to supplement the Company’s liquidity, Fairford advanced $825,000 to the Company which enabled the Company to repay the revolving loan facility with PNC. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled in May 2011. Accumulated interest under the promissory notes amounted to $23,919.

In March 2011, the Company received a purchase order for EIM licenses in the United Kingdom totaling approximately $6 million and received payment of approximately $7 million in May 2011, which includes VAT tax remittance. The EIM license agreement expands services provided to an existing customer and the revenue will be recognized over the term of the three-year license and service agreement. The license agreement does contain a termination clause which enables the customer to cancel the agreement after two years of service and return 80% of the unearned prepaid license fee. The maximum prepaid fee which could be claimed is approximately $1.5 million. The Company believes that this source of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months.

NOTE 5: New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. As this update impacts disclosures only, the Company’s adoption of this guidance on January 1, 2012 did not impact the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current GAAP, which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the three months ended March 31, 2012 and 2011 is presented in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) in this Form 10-Q. Under the new guidance, certain information included in the Condensed Consolidated Statements of Shareholders’ Equity would be shown in the new statement of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. The new guidance impacts presentation only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350, Testing of Goodwill for Impairment, which allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. The ASU is effective for fiscal years beginning after December 15, 2011. The Company performed its annual goodwill impairment test as of October 31, 2011. The Company’s adoption of this guidance on January 1, 2012 has not had an impact on its results of operations, financial position, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Topic 210, Disclosures about Offsetting Assets and Liabilities. This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and IFRS, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As this guidance only affects disclosures, the adoption of this standard will not have an impact on the Company’s results of operations, financial position, or cash flows.

NOTE 6: Basic and Diluted Net Income Per Common Share

Basic earnings per share amounts are computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding for the period. Diluted earnings per share amounts are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding for the period giving effect to securities considered to be potentially dilutive common shares, such as stock options.

	For the Three Months Ended March 31,
	2012	2011
Net income / (loss)	$113,530	$(342,516)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	220,000	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,258,021	29,038,021

Basic:
Net income / (loss) per share	$0.00	$(0.01)

Weighted average common shares outstanding	29,038,021	29,038,021

Diluted:
Net income / (loss) per share	$0.00	$(0.01)

Weighted average common and common equivalent shares outstanding	29,258,021	29,038,021

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

In 2002, the Company’s stockholders authorized an additional 2,000,000 shares available for grant under the Plan. In addition, the Company filed a registration statement on Form S-8 with the SEC. Such registration statement also covered certain options granted prior to the merger in 2001, which were not granted under the Plan (“Outside Plan Stock Options”).

On December 8, 2005, the Company’s stockholders ratified the CTI Group (Holdings) Inc. Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders. In addition, the Company filed a registration statement on Form S-8 with the SEC. The Stock Incentive Plan replaced the Plan. No new grants will be granted under the Plan. Grants that were made under the Plan prior to the stockholders’ approval of the Stock Incentive Plan will continue to be administered under the Plan.

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of March 31, 2012, there were 2,450,900 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

At March 31, 2012, there were options to purchase 5,055,350 shares of Class A common stock outstanding consisting of 4,805,350 Plan and Stock Incentive Plan options and 250,000 Outside Plan Stock Options. There were exercisable options to purchase an aggregate of 4,139,602 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were Outside Plan Stock Options as of March 31, 2012.

Information with respect to options was as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2012	5,155,350	$0.08 - $ 0.49	$0.26
Granted	—	—	—
Exercised	—	—	—
Cancelled	(100,000)	$0.49	$0.49

Outstanding, March 31, 2012	5,055,350	$0.08 - $ 0.40	$0.26

The following table summarizes options exercisable at March 31, 2012:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
March 31, 2012	4,389,602	$0.21 - $0.40	$0.28	—	4.83 years

The following table summarizes non-vested options:

Option Shares
January 1, 2012	665,748
Granted	—
Cancelled	—
Vested	—

March 31, 2012	665,748

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

On February 16, 2007, the Company and Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford, entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A common stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A common stock of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into the Securities Purchase Agreement with Fairford Scandinavia and issued an additional warrant to Fairford Scandinavia to purchase shares of Class A common stock based on the interest rate savings (the “Additional Warrant”).

Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of March 31, 2012, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.

Included within selling, general and administrative expense for the three months ended March 31, 2012 and March 31, 2011 was $10,081 and $9,377, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of March 31, 2012, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies

The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business.

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2012, the Company’s valuation allowance related only to net deferred tax assets in the United States.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of March 31, 2012 and March 31, 2011, the Company had $103,712 and $86,996 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had amounts accrued for interest and penalties as of March 31, 2012.

For the three months ended March 31, 2012 and March 31, 2011, the Company had $223,200 and $42,984, respectively, of income tax expense. The income tax expense is primarily related to the United Kingdom operations.

NOTE 11: Segment Information

The Company has two reportable segments, EIM and CAMRA. These segments are managed separately because the services provided by each segment require different technology and marketing strategies. For the three months ended March 31, 2011, the Company had four reportable segments. Segment information for the three months ended March 31, 2011 has been reclassified for comparative purposes.

As the Company’s VoIP products evolved, the Company merged the former VoIP segment and Telemanagement segment. The Company believes that the market for these former segments has merged the product offerings. In 2012, the Company no longer views these as separate segments and therefore shares the resources to develop and market these products into the CAMRA segment. The Company shares distribution channels, marketing, sales and research and development resources within the segment. Patent enforcement involved the licensing, protection, enforcement and defense of the Company’s intellectual property and rights. In 2012, the Company will no longer show patent enforcement as a business segment as it has become immaterial due to a shift away from the marketing approach to patent enforcement activities as a business strategy.

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

Call Accounting Management and Recording: CAMRA designs, develops and provides software and services used by enterprise, governmental, institutional end users and managed and hosted customers of service providers to manage their telecommunications service and equipment usage and to analyze voice, video, and data usage, record and monitor communications and perform administrative and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the CAMRA products when upgrading or acquiring a new enterprise communications platform.

Reconciling items for operating income (loss) in the table below represent corporate expenses, legal costs for patent enforcement and depreciation all of which are in the United States.

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2012 and 2011 is shown in the following tables.

	For Three Months Ended March 31, 2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,949,225	$1,418,612	$—	$4,367,837
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	2,349,354	863,572	—	3,212,926
Depreciation and amortization	343,833	100,703	1,014	445,550
Income (loss) from operations	892,169	(252,680)	(305,683)	333,806
Long-lived assets	6,348,405	784,861	11,452	7,144,718

	For Three Months Ended March 31, 2011
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,535,824	$1,580,542	$—	$4,116,366
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	1,954,629	850,751	—	2,805,380
Depreciation and amortization	323,948	118,155	2,546	444,649
Income (loss) from operations	330,817	(325,802)	(289,963)	(284,948)
Long-lived assets	7,332,670	834,292	5,260	8,172,222

The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2012
	United States	United Kingdom	Consolidated
Revenues	$992,749	$3,375,088	$4,367,837
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	720,175	2,492,751	3,212,926
Depreciation and amortization	104,679	340,871	445,550
Income (loss) from operations	(366,399)	700,205	333,806
Long-lived assets	6,008,841	1,135,877	7,144,718

	For Three Months Ended March 31, 2011
	United States	United Kingdom	Consolidated
Revenues	$910,038	$3,206,328	$4,116,366
Gross profit (Revenues less cost of products and patent license cost, excluding depreciation and amortization)	712,535	2,092,845	2,805,380
Depreciation and amortization	128,121	316,528	444,649
Income (loss) from operations	(312,928)	27,980	(284,948)
Long-lived assets	6,728,778	1,443,444	8,172,222

NOTE 12 –RELATED PARTY TRANSACTIONS

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

On December 31, 2010, the Loan Agreement the Company had with PNC matured. The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. At December 31, 2010 outstanding principal under the Loan Agreement amounted to $825,000. On January 3, 2011, in order to supplement the Company’s liquidity, Fairford advanced $825,000 to the Company which enabled the Company to repay the revolving loan facility with PNC. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The advances from the shareholder, Fairford, totaling $1,325,000, documented in the form of two demand promissory notes, were repaid and cancelled in May 2011. Accumulated interest paid under the promissory notes amounted to $23,919.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is comprised of two business segments: EIM and CAMRA. EIM designs, develops and provides electronic invoice presentment and analysis software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company provided these services primarily through facilities located in Indianapolis, Indiana and Blackburn, United Kingdom. CAMRA designs, develops and provides software and services used by enterprise, governmental, institutional end users and managed and hosted customers of service providers to manage their telecommunications service and equipment usage and to analyze voice, video, and data usage, record and monitor communications and perform administrative and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the CAMRA products when upgrading or acquiring a new enterprise communications platform.

In previous years, the Company had four business segments. Due to changes in the products and strategy, the Company has changed the way it views its segments and has reduced the number of segments to two. Prior period segment information was reclassified for comparative purposes.

The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, and training and consulting services.

The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to such demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which the Company believes will provide the greatest returns on investment. The EIM segment, as compared to the other business segment, provides the predominant share of income from operations and cash flow from operations. The majority of CAMRA segment revenues are derived from its United Kingdom operations but the Company believes that most of the growth in the CAMRA segment will occur in the United States.

The Company reported revenue in the EIM segment of $2.9 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively. For the CAMRA segment, the Company recorded revenues of $1.4 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.

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

The Company’s CAMRA applications will help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. In 2007, the Company marketed two applications, emPulse, a web-based communications traffic analysis solution, and SmartRecord® IP, which enable service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business or vertical.

Financial Condition

In the three months ended March 31, 2012, the stockholders’ equity increased $34,800 from $4,725,044 as of December 31, 2011 to $4,759,844 as of March 31, 2012 primarily as a result of the three months ended March 31, 2012 net income of $113,530, partially off-set by other comprehensive loss of $88,811. The Company realized a decrease in net current assets (current assets, less current liabilities) of approximately $280,329 which was primarily attributable to increases in income tax payable and accrued compensation in the three months ended March 31, 2012.

At March 31, 2012, cash and cash equivalents were $3,714,528 compared to $2,945,182 at December 31, 2011, and such increase was primarily attributable to cash provided by operating activities offset by cash used in investing activities. Cash provided by operating activities in the three months ended March 31, 2012 amounted to $960,405 which was primarily related to net income of $113,530 along with depreciation and amortization of $445,550 and a decrease in receivables of $710,229 which was partially offset by a decrease in deferred revenue of $517,508. Cash utilized in investing activities of $305,021 related to additions to property, equipment and software. The Company generates approximately 77% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has improved by 3.4% in relation to the United States dollar during the three month period ended March 31, 2012.

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

Results of Operations (Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011)

Revenues

Revenues from operations for the three months ended March 31, 2012 increased $251,471, or 6.1%, to $4,367,837 as compared to $4,116,366 for the three months ended March 31, 2011. Revenues derived from the United Kingdom operations represented 77.3% and 77.9% of total revenues for the three months ended March 31, 2012 and 2011, respectively. The increase in United Kingdom revenues was primarily related to increased sales in the United Kingdom EIM segment due to new customers acquired during 2011. The United States revenues increased by $82,711, or 9.1%, to $992,749 for the three months ended March 31, 2012 compared to $910,038 for the three months ended March 31, 2011. Such increase was primarily related to an increase in revenue in the CAMRA segment. The Company earns a substantial portion of its revenue from a single EIM customer. This customer represented 9.3% of the total revenues for the three months ended March 31, 2012 and 12.3% for the three months ended March 31, 2011. The Company believes that the portion of revenue from the single largest EIM customer will continue to decline due to the erosion of such customer’s customer base and an increase in other sources of revenue.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2012, decreased $156,075, or 11.9%, to $1,154,911, as compared to $1,310,986 for the three months ended March 31, 2011. The decrease was primarily related to cost reductions undertaken in 2011 in the United Kingdom related to the CAMRA segment. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment decreased $174,751 to $555,040 for the three months ended March 31, 2012 from $729,791 for the three months ended March 31, 2011. The costs of products and services, excluding depreciation and amortization, related to the EIM segment increase by $18,676 to $599,871 for the three months ended compared to $581,195 for the three months ended March 31, 2011. The cost of products and services, excluding depreciation and amortization, was 26.4% of revenue for the three months ended March 31, 2012, as compared to 31.8% of revenue for the three months ended March 31, 2011. The decrease in percentage is related to the cost reductions in the United Kingdom along with the increase in revenue with a relatively fixed cost structure.

Patent License Fee and Enforcement Cost

The Company no longer views Patent Enforcement as a segment. The legal costs associated with Patent Enforcement are now classified as Selling, General and Administrative Costs. The three months ended March 31, 2011 Patent License Fee and Enforcement Cost of $382 was reclassified for comparative purposes.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended March 31, 2012 decreased $191,569, or 9.4%, to $1,841,002 compared to $2,032,571 for the three months ended March 31, 2011. The decrease was primarily due to cost reductions related to staff size untaken in 2011 in the United Kingdom related to the CAMRA segment and in the United States and United Kingdom related to the EIM segment. Selling, general and administrative costs related to the CAMRA segment decreased by $96,081 to $734,149 for the three months ended March 31, 2012 compared to $830,230 for the three months ended March 31, 2011. Selling, general and administrative costs related to the EIM segment decreased by $112,740 to $802,184 for the three months ended March 31, 2012 compared to $914,924 for the three months ended March 31, 2011. Selling, general and administrative costs related to the Corporate allocation increased by $17,252 to $304,669 for the three months ended March 31, 2012 compared to $287,417 for the three months ended March 31, 2011.

Research and Development Expense

Research and development expense for the three months ended March 31, 2012 decreased $20,540, or 3.4%, to $592,568 as compared to $613,108 for the three months ended March 31, 2011. Research and development costs related to the CAMRA segment increase $53,232 to $281,400 for the three months ended March 31, 2012 compared to $228,168 for the three months ended March 31, 2011. Research and development expense related to the EIM segment decreased $73,772 to $311,168 for the three months ended March 31, 2012 compared to $384,940 for the three months ended March 31, 2011. Research and development costs that were capitalized during the three months ended March 31, 2012 and March 31, 2011 amounted to $257,051 and $220,997, respectively. Research and development costs allocated to cost of goods sold during the three months ended March 31, 2012 and March 31, 2011 amounted to $219,966 and $312,714, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2012 increased $901 to $445,550 from $444,649 in the three months ended March 31, 2011.

Amortization expense of developed software amounted to $186,877 and $201,420 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense.

Other Income and Expense

The Company realized an interest income of $2,924 for the three months ended March 31, 2012 compared to an interest expense of $14,584 for the three months ended March 31, 2011. The change in interest was primarily associated with a payoff of all debt in 2011 and the Company having cash earning interest in 2012.

Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of March 31, 2012, the Company’s valuation allowance related to the net deferred tax assets in the United States.

The tax expense for the three months ended March 31, 2012 and March 31, 2011 of $223,200 and $42,984, respectively, was due to the pre-tax income in the United Kingdom of $707,127 and $26,880, respectively.

Net Income / (Loss)

The Company realized a net income for the three months ended March 31, 2012 of $113,530 compared to a net loss of $342,516 for the three months ended March 31, 2011. The change to net income was primarily associated with increased revenues and benefits of the cost reductions incurred in 2011.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents, increased $769,346 to $3,714,528 as of March 31, 2012 compared to $2,945,182 as of December 31, 2011. The increase in cash, cash equivalents, and short-term investments during the three months ended March 31, 2012 was predominately related to cash flows provided by operations of $960,405, partially off-set by cash spent on property, equipment, and software of $305,021. The effect of foreign currency exchange rates on cash and cash equivalents was a gain of $113,962.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the three months ended March 31, 2012 of $892,169 and ($252,680), respectively. The Corporate Allocation expense was $(305,683) for the three months ended March 31, 2012. The United States location generated a loss from operations for the three months ended March 31, 2012 of $(366,399) which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same period of $700,205.

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

On December 31, 2010, a revolving loan (the “Loan Agreement”) the Company had with PNC Bank (“PNC”) matured. The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. At December 31, 2010, the outstanding principal under the Loan Agreement amounted to $825,000. On January 3, 2011, in order to supplement the Company’s liquidity, Fairford advanced $825,000 to the Company which enabled the Company to repay the revolving loan facility with PNC. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled in May 2011. Accumulated interest under the promissory notes amounted to $23,919.

In March 2011, the Company received a purchase order for EIM licenses in the United Kingdom totaling approximately $6 million and received payment of approximately $7 million in May 2011, which includes VAT tax remittance. The EIM license agreement expands services provided to an existing customer and the revenue will be recognized over the term of the three-year license and service agreement. The license agreement does contain a termination clause which enables the customer to cancel the agreement after two years of service and return 80% of the unearned prepaid license fee. The maximum prepaid fee which could be claimed is approximately $1.5 million. The Company believes that this source of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months.

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

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of March 31, 2012, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2012.

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

Goodwill and Intangible Assets. The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the United States dollar.

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. No impairment was identified in 2011. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.

The Company has allocated goodwill and a significant component of its intangible assets to CTI Billing Solutions Limited, as that entity is considered a separate reporting unit. The Company performed its annual impairment analysis on goodwill as of October 1, 2011, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The results of this analysis indicated that there was no impairment as of the date of our annual impairment determination and that further impairment analysis was not required.

The Company’s Class A common stock price dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of May 3, 2012, the Company’s Class A common stock closed at $0.25 per share and the “market cap” for the Company’s stock was approximately $7.3 million which was above the Company’s reported book value at March 31, 2012 of approximately $4.8 million.

Because of the Company’s continued low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business units operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at March 31, 2012.

The Company recognizes that the market for our stock is often significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 67%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap,” the Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that it is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at March 31, 2012. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

Included within selling, general and administrative expense for the three months ended March 31, 2012 and March 31, 2011 was $10,082 and $9,377, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $29,000, $9,000, $6,000 and $0 for the fiscal years ending December 31, 2012, 2013, 2014 and 2015, respectively, of compensation costs for non-vested stock options previously granted to employees.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. As this update impacts disclosures only, the Company’s adoption of this guidance on January 1, 2012 did not impact the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current GAAP, which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the three months ended March 31, 2012 and 2011 is presented in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) in this Form 10-Q. Under the new guidance, certain information included in the Condensed Consolidated Statements of Shareholders’ Equity would be shown in the new statement of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. The new guidance impacts presentation only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350, Testing of Goodwill for Impairment, which allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. The ASU is effective for fiscal years beginning after December 15, 2011. The Company performed its annual goodwill impairment test as of October 31, 2011. The Company’s adoption of this guidance on January 1, 2012 has not had an impact on its results of operations, financial position, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Topic 210, Disclosures about Offsetting Assets and Liabilities. This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and IFRS, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As this guidance only affects disclosures, the adoption of this standard will not have an impact on the Company’s results of operations, financial position, or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter covered by this report that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this Form 10-Q.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

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

Item 1A – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

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

Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

Exhibit 101- The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three and nine months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for each of the nine months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.*

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

CTI Group (Holdings) Inc.

/s/ John Birbeck
John Birbeck	Date: May 15, 2012
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: May 15, 2012
Chief Financial Officer
(Principal Financial Officer)