Form 10-Q
period 2012-06-30
CTI GROUP HOLDINGS INC
filed 2012-08-14
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 3, 2012, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the U.S., ability to obtain a loan facility or receive additional advances from Fairford Holdings, Limited, a British Virgin Islands Company, who, as of June 30, 2012, owned beneficially 63.7% of the Company’s Class A common stock (“Fairford”), if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, ability to attract and retain customers to purchase the Company’s products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$3,235,095	$2,945,182
Trade accounts receivable, less allowance for doubtful accounts of $63,682 and $59,781, respectively	3,149,151	3,913,278
Prepaid expenses	390,756	568,701
Other current assets	20,203	414,058

Total current assets	6,795,205	7,841,219

Property, equipment, and software, net	1,889,929	1,923,216
Intangible assets, net	2,178,046	2,510,937
Goodwill	2,769,589	2,769,589
Other assets	78,709	78,808

Total assets	$13,711,478	$15,123,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$252,388	$324,661
Accrued expenses	621,509	1,030,278
Accrued wages and other compensation	521,816	312,256
Income tax payable	716,083	591,631
Deferred tax liability – short term	11,736	29,241
Deferred revenue	4,079,963	4,399,765

Total current liabilities	6,203,495	6,687,832

Lease incentive – long term	42,963	74,275
Deferred revenue – long term	1,826,468	3,034,196
Deferred income tax liability – long term	542,396	602,422

Total liabilities	8,615,322	10,398,725

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued at June 30, 2012 and at December 31, 2011	291,783	291,783
Additional paid-in capital	26,081,653	26,061,492
Accumulated deficit	(21,555,713)	(21,939,266)
Other comprehensive income – foreign currency translation	470,576	503,178
Treasury stock, 140,250 shares, at cost	(192,143)	(192,143)

Total stockholders’ equity	5,096,156	4,725,044

Total liabilities and stockholders’ equity	$13,711,478	$15,123,769

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Six months ended June 30,
	2012	2011
Revenues:
Software sales, service fee and license fee revenue	$8,823,651	$8,116,956

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,302,289	2,374,002
Selling, general and administration	3,620,634	3,943,568
Research and development	1,346,539	1,312,487
Depreciation and amortization	896,886	947,341

Total costs and expenses	8,166,348	8,577,398

Income / (loss) from operations	657,303	(460,442)

Other expense
Interest (income) / expense	(6,023)	19,786

Total other (income) / expense	(6,023)	19,786

Income / (loss) before income taxes	663,326	(480,228)

Tax expense	279,773	143,986

Net income / (loss)	383,553	(624,214)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(32,602)	(24,182)

Comprehensive income / (loss)	$350,951	$(648,396)

Basic and diluted net income / ( loss) per common share	$0.01	$(0.02)

Basic weighted average common shares outstanding	29,038,021	29,038,021
Diluted weighted average common shares outstanding	29,878,396	29,038,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,
	2012	2011
Revenues:
Software sales, service fee and license fee revenue	$4,455,814	$4,000,590

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,147,378	1,063,016
Selling, general and administration	1,779,632	1,910,997
Research and development	753,971	699,379
Depreciation and amortization	451,336	502,692

Total costs and expenses	4,132,317	4,176,084

Income / (loss) from operations	323,497	(175,494)

Other expense
Interest (income) / expense	(3,099)	5,202

Total other (income) / expense	(3,099)	5,202

Income / (loss) before income taxes	326,596	(180,696)

Tax expense	56,573	101,002

Net income / (loss)	270,023	(281,698)

Other comprehensive income / (loss)
Foreign currency translation adjustment	56,209	13,732

Comprehensive income / (loss)	$326,232	$(267,966)

Basic and diluted net income / ( loss) per common share	$0.01	$(0.01)

Basic weighted average common shares outstanding	29,038,021	29,038,021
Diluted weighted average common shares outstanding	30,054,248	29,038,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income / (loss)	$383,553	$(624,214)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	896,886	947,341
Provision for doubtful accounts	12,171	2,544
Deferred income taxes	(82,510)	(24,205)
Recognition of rent incentive benefit	(47,380)	(53,397)
Stock option grant expense	20,161	18,756
Loss on disposal of property and equipment	244	—
Changes in operating assets and liabilities:
Trade receivables	778,492	261,699
Note and settlement receivables	—	24,623
Prepaid expenses	180,721	(31,632)
Income taxes	120,511	42,557
Other assets	72,341	(40,313)
Accounts payable	(74,039)	217,528
Accrued expenses	(78,424)	(18,537)
Accrued wages and other compensation	208,972	81,326
Deferred revenue	(1,586,869)	5,689,939

Cash provided by operating activities	804,830	6,494,015

Cash flows used in investing activities:
Additions to property, equipment, and software	(531,772)	(1,161,041)

Cash used in investing activities	(531,772)	(1,161,041)

Cash flows used in financing activities:
Repayments under credit agreements	—	(825,000)
Advance from shareholder	—	838,509
Repayment of advance from shareholder	—	(1,343,525)

Cash used in financing activities	—	(1,330,016)

Effect of foreign currency exchange rates on cash and cash equivalents	16,855	(30,459)

Increase in cash and cash equivalents	289,913	3,972,499

Cash and cash equivalents, beginning of period	2,945,182	680,046

Cash and cash equivalents, end of period	$3,235,095	$4,652,545

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Business and Basis of Presentation

The Company designs, develops, markets and supports billing and data management software and services. The Company operates in two business segments: Electronic Invoice Management (“EIM”) and Call Accounting Management and Recording (“CAMRA”). The majority of the Company’s business is in Europe and North America.

The Company was originally incorporated in Pennsylvania in 1968 and reincorporated in the State of Delaware in 1988, pursuant to a merger of CTI into a wholly owned subsidiary formed as a Delaware corporation. In November 1995, the Company changed its name to CTI Group (Holdings) Inc.

EIM designs, develops and provides electronic invoice presentment and analysis software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company provides these services primarily through facilities located in Indianapolis, Indiana and Blackburn, United Kingdom. CAMRA designs, develops and provides software and services used by enterprise, governmental, institutional end users and managed and hosted customers of service providers to manage their telecommunications service and equipment usage and to analyze voice, video, and data usage, record and monitor communications and perform administrative and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the CAMRA products when upgrading or acquiring a new enterprise communications platform.

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

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software which amounted to $373,957 and $415,922 for the six months ended June 30, 2012 and 2011, respectively. Amortization expense of developed software amounted to $187,079 and $214,502 for the three months ended June 30, 2012 and 2011, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid $0 and $23,919 in interest related to the Company’s notes payable for the six months ended June 30, 2012 and 2011, respectively.

The Company paid $0 and approximately $18,705 for current year tax estimates for the six months ended June 30, 2012 and 2011, respectively. The Company paid income taxes of approximately $235,546 and $101,737 during the six months ended June 30, 2012 and 2011, respectively, for prior year taxes.

NOTE 3: Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other accruals approximate their fair values because of their nature and expected duration.

NOTE 4: Debt Obligations and Liquidity

The Company had the following debt obligations:

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

On December 31, 2010, a revolving loan (the “Loan Agreement”) the Company had with PNC Bank (“PNC”) matured. The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. At December 31, 2010, the outstanding principal under the Loan Agreement amounted to $825,000. On January 3, 2011, in order to supplement the Company’s liquidity, Fairford advanced $825,000 to the Company which enabled the Company to repay the revolving loan facility with PNC. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of the demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from prior GAAP, which allowed companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the three and six months ended June 30, 2012 and 2011 is presented in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) in this Form 10-Q. Under the new guidance, certain information included in the Condensed Consolidated Statements of Shareholders’ Equity would be shown in the new statement of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. This Update defers changes in Update 2011-05 that relate to how, when, and where reclassification adjustments are presented. The amendments are being made to allow the Board time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance impacts presentation only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations, or cash flows.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income / (loss)	$270,023	$(281,698)	$383,553	$(624,214)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	1,016,227	—	840,375	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	30,054,248	29,038,021	29,878,396	29,038,021

Basic:
Net income / (loss) per share	$0.01	$(0.01)	$0.01	$(0.02)

Weighted average common shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

Diluted:
Net income / (loss) per share	$0.01	$(0.01)	$0.01	$(0.02)

Weighted average common and common equivalent shares outstanding	30,054,248	29,038,021	29,878,396	29,038,021

For the three and six months ended June 30, 2011, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of June 30, 2012, there were 1,845,900 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

At June 30, 2012, there were options to purchase 5,660,350 shares of Class A common stock outstanding consisting of 5,410,350 Plan and Stock Incentive Plan options and 250,000 Outside Plan Stock Options. There were exercisable options to purchase an aggregate of 4,139,602 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were Outside Plan Stock Options as of June 30, 2012.

Information with respect to options was as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2012	5,155,350	$0.08 - $ 0.49	$0.26
Granted	605,000	$0.225 - $ 0.2475	$0.2376
Exercised	—	—	—
Expired	(100,000)	$0.49	$0.49

Outstanding, June 30, 2012	5,660,350	$0.08 - $ 0.40	$0.2549

The future compensation costs related to non-vested options at December 31, 2011 is $135,583. The future costs will be recognized over the weighted average period of approximately 3 years.

The following table summarizes options exercisable at June 30, 2012:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
June 30, 2012	4,389,602	$0.08-$ 0.40	$0.2824	$123,995	4.43 years

The following table summarizes non-vested options:

Option Shares
January 1, 2012	665,748
Granted	605,000
Expired	—
Vested	—

June 30, 2012	1,270,748

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table:

2012
Risk-free interest rate	0.39%
Dividend yield	0.00%
Volatility factor	238.84%
Expected lives	5 years

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

On February 16, 2007, the Company and Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford, entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A common stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A common stock of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into a new Securities Purchase Agreement with Fairford Scandinavia and issued an additional warrant to Fairford Scandinavia to purchase shares of Class A common stock based on the interest rate savings (the “Additional Warrant”).

Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of June 30, 2012, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.

Included within selling, general and administrative expense for the three months ended June 30, 2012 and June 30, 2011 was $10,080 and $9,379, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2012 and June 30, 2011 was $20,161 and $18,756, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of June 30, 2012, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies

The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and administrative proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2012, the Company’s valuation allowance related only to net deferred tax assets in the United States.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of June 30, 2012 and June 30, 2011, the Company had $104,441 and $91,114 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of June 30, 2012.

For the six months ended June 30, 2012 and June 30, 2011, the Company had $279,773 and $143,986, respectively, of income tax expense and for the three months ended June 30, 2012 and June 30, 2011, the Company had $56,573 and $101,002 of income tax expense, respectively. The income tax benefit and expense were primarily related to the United Kingdom operations. The difference between the statutory rate and the actual rate is primarily due to the valuation allowance related to the net deferred tax assets in the United States.

NOTE 11: Segment Information

The Company has two reportable segments: EIM and CAMRA. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

For the three and six months ended June 30, 2011, the Company had previously identified four reportable segments. Due to changes in the products and strategy, the Company has changed the way it views its segments and has reduced the number of segments to two. As the Company’s VoIP products evolved, the Company merged the former VoIP segment and Telemanagement segment. The Company believes that the market for these former segments has merged the product offerings. In 2012, the Company no longer viewed these as separate segments and therefore shared the resources to develop and market these products into the CAMRA segment. The Company shares distribution channels, marketing, sales and research and development resources within the segment. Patent enforcement involved the licensing, protection, enforcement and defense of the Company’s intellectual property and rights. In 2012, the Company determined to no longer show patent enforcement as a business segment as it had become immaterial due to a shift away from the marketing approach to patent enforcement activities as a business strategy. Segment information for the three and six months ended June 30, 2011 has been reclassified for comparative purposes.

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

Summarized financial information concerning the Company’s reportable segments for the six and three months ended June 30, 2012 and 2011 is shown in the following tables.

	For Six Months Ended June 30, 2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$6,065,525	$2,758,126	$—	$8,823,651
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	4,934,138	1,587,224	—	6,521,362
Depreciation and amortization	683,110	211,674	2,102	896,886
Income (loss) from operations	1,784,372	(569,858)	(557,211)	657,303
Long-lived assets	6,082,323	823,584	10,366	6,916,273

	For Six Months Ended June 30, 2011
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$4,859,003	$3,257,953	$—	$8,116,956
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	3,946,371	1,796,583	—	5,742,954
Depreciation and amortization	702,902	239,502	4,937	947,341
Income (loss) from operations	620,189	(591,889)	(488,742)	(460,442)
Long-lived assets	7,407,322	776,647	3,699	8,187,668

	For Three Months Ended June 30, 2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$3,116,300	$1,339,514	$—	$4,455,814
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	2,584,784	723,652	—	3,308,436
Depreciation and amortization	339,277	110,971	1,088	451,336
Income (loss) from operations	892,203	(317,178)	(251,528)	323,497
Long-lived assets	6,082,323	823,584	10,366	6,916,273

	For Three Months Ended June 30, 2011
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,323,179	$1,677,411	$—	$4,000,590
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	1,991,742	945,832	—	2,937,574
Depreciation and amortization	378,954	121,347	2,391	502,692
Income (loss) from operations	289,372	(266,087)	(198,779)	(175,494)
Long-lived assets	7,407,322	776,647	3,699	8,187,668

The following table presents net revenues by geographic location.

	For Six Months Ended June 30, 2012
	United States	United Kingdom	Consolidated
Revenues	$1,820,439	$7,003,212	$8,823,651

Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,204,715	5,316,647	6,521,362
Depreciation and amortization	216,064	680,822	896,886
Income (loss) from operations	(858,494)	1,515,797	657,303
Long-lived assets	5,864,901	1,051,372	6,916,273

	For Six Months Ended June 30, 2011
	United States	United Kingdom	Consolidated
Revenues	$1,927,264	$6,189,692	$8,116,956
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,384,784	4,358,170	5,742,954
Depreciation and amortization	256,492	690,849	947,341
Income (loss) from operations	(772,708)	312,266	(460,442)
Long-lived assets	6,486,568	1,701,100	8,187,668

	For Three Months Ended June 30, 2012
	United States	United Kingdom	Consolidated
Revenues	$827,690	$3,628,124	$4,455,814

Gross profit (Revenues less cost of products, excluding depreciation and amortization)	484,540	2,823,896	3,308,436
Depreciation and amortization	111,385	339,951	451,336
Income (loss) from operations	(492,095)	815,592	323,497
Long-lived assets	5,864,901	1,051,372	6,916,273

	For Three Months Ended June 30, 2011
	United States	United Kingdom	Consolidated
Revenues	$1,017,226	$2,983,364	$4,000,590
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	672,249	2,265,325	2,937,574
Depreciation and amortization	128,371	374,321	502,692
Income (loss) from operations	(459,780)	284,286	(175,494)
Long-lived assets	6,486,568	1,701,100	8,187,668

NOTE 12 –RELATED PARTY TRANSACTIONS

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

On December 31, 2010, the Loan Agreement matured. The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. At December 31, 2010 outstanding principal under the Loan Agreement amounted to $825,000. On January 3, 2011, in order to supplement the Company’s liquidity, Fairford advanced $825,000 to the Company which enabled the Company to repay the revolving loan facility with PNC. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of the demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The advances from the shareholder, Fairford, totaling $1,325,000, documented in the form of two demand promissory notes, were repaid and cancelled in May 2011. Accumulated interest paid under the promissory notes amounted to $23,919.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is comprised of two business segments: EIM and CAMRA. EIM designs, develops and provides electronic invoice presentment and analysis software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. The Company provides these services primarily through facilities located in Indianapolis, Indiana and Blackburn, United Kingdom. CAMRA designs, develops and provides software and services used by enterprise, governmental, institutional end users and managed and hosted customers of service providers to manage their telecommunications service and equipment usage and to analyze voice, video, and data usage, record and monitor communications and perform administrative and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the CAMRA products when upgrading or acquiring a new enterprise communications platform.

In previous years, the Company had identified four business segments. Due to changes in the products and strategy, the Company has changed the way it views its segments and has reduced the number of segments to two. Prior period segment information was reclassified for comparative purposes.

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

The Company reported revenue in the EIM segment of $6.1 million and $4.9 million for the six months ended June 30, 2012 and 2011, respectively, and $3.1 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively. For the CAMRA segment, the Company recorded revenues of $2.8 million and $3.3 million for the six months ended June 30, 2012 and 2011, respectively, and $1.3 million and $1.7 million of the three months ended June 30, 2012 and 2011, respectively.

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

Financial Condition

In the six months ended June 30, 2012, the stockholders’ equity increased $371,112 from $4,725,044 as of December 31, 2011 to $5,096,156 as of June 30, 2012 primarily as a result of the six months ended June 30, 2012 net income of $383,553, partially off-set by other comprehensive loss of $32,602. The Company realized a decrease in net current assets (current assets, less current liabilities) of approximately $561,677 which was primarily attributable to an increase in income tax payable and a decrease in accounts receivable in the six months ended June 30, 2012.

At June 30, 2012, cash and cash equivalents were $3,235,095 compared to $2,945,182 at December 31, 2011, and such increase was primarily attributable to cash provided by operating activities offset by cash used in investing activities. Cash provided by operating activities in the six months ended June 30, 2012 amounted to $804,830 which was primarily related to net income of $383,553 along with depreciation and amortization of $896,886 and a decrease in receivables of $778,492 which was partially offset by a decrease in deferred revenue of $1,586,869. Cash utilized in investing activities of $531,772 related to additions to property, equipment and software. The Company generates approximately 79.4% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has strengthened by 0.7% in relation to the United States dollar during the six month period ended June 30, 2012.

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

Results of Operations (Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011)

Revenues

Revenues from operations for the six months ended June 30, 2012 increased $706,695, or 8.7%, to $8,823,651 as compared to $8,116,956 for the six months ended June 30, 2011. Overall revenues increased primarily as a result of increased sales in EIM segment. Revenues derived from the United Kingdom operations represented 79.4% and 76.3% of total revenues for the six months ended June 30, 2012 and 2011, respectively. The increase in United Kingdom revenues was primarily related to increased sales in the United Kingdom EIM segment due to new customers acquired during 2011. The United States revenues decreased by $106,825, or 5.5%, to $1,820,439 for the six months ended June 30, 2012 compared to $1,927,264 for the six months ended June 30, 2011. Such decrease was primarily related to a decrease in revenue in the EIM segment sales in the United States. The Company earns a substantial portion of its revenue from a single EIM customer in the United States and a single EIM customer in the United Kingdom. The United States customer represented 9.1% of the total revenues for the six months ended June 30, 2012 and 12.2% for the six months ended June 30, 2011 and the United Kingdom customer represented 24.0% of the total revenues for the six months ended June 30, 2012 and 10.0% for the six months ended June 30, 2011. The Company believes that the portion of revenue from the single largest EIM customer in the United States will continue to decline due to the erosion of such customer’s customer base and an increase in other sources of revenue.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2012, decreased $71,713, or 3.0%, to $2,302,289 as compared to $2,374,002 for the six months ended June 30, 2011. The decrease was primarily related to cost reductions undertaken in 2011 in the United Kingdom related to the CAMRA segment. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment decreased $290,468 to $1,170,902 for the six months ended June 30, 2012 from $1,461,370 for the six months ended June 30, 2011. The costs of products and services, excluding depreciation and amortization, related to the EIM segment increased by $218,755 to $1,131,387 for the six months ended compared to $912,632 for the six months ended June 30, 2011. The cost of products and services, excluding depreciation and amortization, was 26.1% of revenue for the six months ended June 30, 2012, as compared to 29.2% of revenue for the six months ended June 30, 2011. The decrease in percentage is related to the cost reductions in the United Kingdom along with the increase in revenue with a relatively fixed cost structure.

Patent License Fee and Enforcement Cost

The Company no longer views Patent Enforcement as a segment. The legal costs associated with Patent Enforcement are now classified as Selling, General and Administrative Costs. For comparative purposes the Company reclassified the $58,306 credit related to Patent License Fee and Enforcement Cost for the six months ended June 30, 2011.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the six months ended June 30, 2012 decreased $322,934, or 8.2%, to $3,620,634 compared to $3,943,568 for the six months ended June 30, 2011. The decrease was primarily due to cost reductions related to reductions in staff in 2011. Selling, general and administrative costs related to the CAMRA segment decreased by $237,393 to $1,357,092 for the six months ended June 30, 2012 compared to $1,594,485 for the six months ended June 30, 2011. Selling, general and administrative costs related to the EIM segment decreased by $156,845 to $1,708,433 for the six months ended June 30, 2012 compared to $1,865,278 for the six months ended June 30, 2011. Selling, general and administrative costs related to the Corporate allocation increased by $71,304 to $555,109 for the six months ended June 30, 2012 compared to $483,805 for the six months ended June 30, 2011.

Research and Development Expense

Research and development expense for the six months ended June 30, 2012 increased $34,502, or 2.6%, to $1,346,539 as compared to $1,312,487 for the six months ended June 30, 2011. Research and development costs related to the CAMRA segment increased $33,831 to $588,316 for the six months ended June 30, 2012 compared to $554,485 for the six months ended June 30, 2011. Research and development expense related to the EIM segment increased $221 to $758,223 for the six months ended June 30, 2012 compared to $758,002 for the six months ended June 30, 2011. Research and development costs that were capitalized during the six months ended June 30, 2012 and June 30, 2011 amounted to $388,143 and $322,973, respectively. Research and development costs allocated to cost of goods sold during the six months ended June 30, 2012 and June 30, 2011 amounted to $442,172 and $540,995, respectively.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2012 decreased $50,455 to $896,886 from $947,341 in the six months ended June 30, 2011.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $373,957 and $415,922 for the six months ended June 30, 2012 and 2011, respectively.

Other Income and Expense

The Company realized interest income of $6,023 for the six months ended June 30, 2012 compared to an interest expense of $19,786 for the six months ended June 30, 2011. The change in interest was primarily associated with interest earned on cash and cash equivalents as well as the payoff of promissory note indebtedness in 2011.

Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2012, the Company’s valuation allowance related to the net deferred tax assets in the United States.

The tax expense for the six months ended June 30, 2012 and June 30, 2011 of $279,773 and $143,986, respectively, was due to the pre-tax income in the United Kingdom of $1,526,062 and $311,349, respectively.

Net Income / (Loss)

The Company realized net income for the six months ended June 30, 2012 of $383,553 compared to a net loss of $624,214 for the six months ended June 30, 2011. The change to net income was primarily associated with increased revenues and benefits of the cost reductions implemented in 2011.

Results of Operations (Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011)

Revenues

Revenues from operations for the three months ended June 30, 2012 increased $455,224, or 11.4%, to $4,455,814 as compared to $4,000,590 for the three months ended June 30, 2011. Overall revenues increased primarily as a result of increased sales in the EIM segment. Revenues derived from the United Kingdom operations represented 81.4% and 74.6% of total revenues for the three months ended June 30, 2012 and 2011, respectively. The increase in United Kingdom revenues was primarily related to increased sales in the United Kingdom EIM segment due to new customers acquired during 2011. The United States revenues decreased by $189,536, or 18.6%, to $827,690 for the three months ended June 30, 2012 compared to $1,017,226 for the three months ended June 30, 2011. Such decrease was primarily related to a decrease in revenue in the EIM segment sales in the United States. The Company earns a substantial portion of its revenue from a single EIM customer in the United States and a single EIM customer in the United Kingdom. The United States customer represented 9.0% of the total revenues for the three months ended June 30, 2012 and 12.2% for the three months ended June 30, 2011 and the United Kingdom customer represented 22.3% of the total revenues for the three months ended June 30, 2012 and 14.6% for the three months ended June 30, 2011. The Company believes that the portion of revenue from the single largest EIM customer in the United States will continue to decline due to the erosion of such customer’s customer base and an increase in other sources of revenue.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2012, increased $84,362, or 7.9%, to $1,147,378, as compared to $1,063,016 for the three months ended June 30, 2011. The increase was primarily related to costs associated with increased revenue partially off-set by cost reductions undertaken in 2011 in the United Kingdom related to the CAMRA segment. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment decreased $115,717 to $615,862 for the three months ended June 30, 2012 from $731,579 for the three months ended June 30, 2011. The costs of products and services, excluding depreciation and amortization, related to the EIM segment increased by $200,079 to $531,516 for the three months ended June 30, 2012 compared to $331,437 for the three months ended June 30, 2011. The cost of products and services, excluding depreciation and amortization, was 25.8% of revenue for the three months ended June 30, 2012, as compared to 26.6% of revenue for the three months ended June 30, 2011. The decrease in percentage is related to the cost reductions in the United Kingdom CAMRA segment along with the increase in revenue with a relatively fixed cost structure.

Patent License Fee and Enforcement Cost

The Company no longer views Patent Enforcement as a segment. The legal costs associated with Patent Enforcement are now classified as Selling, General and Administrative Costs. For comparative purposes the Company reclassified the credit of $58,688 related to Patent License Fee and Enforcement Cost for the three months ended June 30, 2011.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended June 30, 2012 decreased $131,365, or 6.9%, to $1,779,632 compared to $1,910,997 for the three months ended June 30, 2011. The decrease was primarily due to cost reductions related to reduction in staff in 2011. Selling, general and administrative costs related to the CAMRA segment decreased by $141,312 to $622,943 for the three months ended June 30, 2012 compared to $764,255 for the three months ended June 30, 2011. Selling, general and administrative costs related to the EIM segment decreased by $44,105 to $906,249 for the three months ended June 30, 2012 compared to $950,354 for the three months ended June 30, 2011. Selling, general and administrative costs related to the Corporate allocation increased by $54,052 to $250,440 for the three months ended June 30, 2012 compared to $196,388 for the three months ended June 30, 2011.

Research and Development Expense

Research and development expense for the three months ended June 30, 2012 increased $54,592, or 7.8%, to $753,971 as compared to $699,379 for the three months ended June 30, 2011. Research and development costs related to the CAMRA segment decreased $19,401 to $306,916 for the three months ended June 30, 2012 compared to $326,317 for the three months ended June 30, 2011. Research and development expense related to the EIM segment increased $73,993 to $447,055 for the three months ended June 30, 2012 compared to $373,062 for the three months ended June 30, 2011. Research and development costs that were capitalized during the three months ended June 30, 2012 and June 30, 2011 amounted to $131,092 and $10,259, respectively. Research and development costs allocated to cost of goods sold during the three months ended June 30, 2012 and June 30, 2011 amounted to $222,206 and $228,281, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2012 decreased $51,356 to $451,336 from $502,692 in the three months ended June 30, 2011.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $187,079 and $214,502 for the three months ended June 30, 2012 and 2011, respectively.

Other Income and Expense

The Company realized interest income of $3,099 for the three months ended June 30, 2012 compared to an interest expense of $5,202 for the three months ended June 30, 2011. The change in interest was primarily associated with a payoff of all debt in 2011 and the Company having cash earning interest in 2012.

Taxes

The tax expense for the three months ended June 30, 2012 and June 30, 2011 of $56,573 and $101,002, respectively, was due to the pre-tax income in the United Kingdom of $818,935 and $284,469, respectively. The United Kingdom statutory tax rates dropped to 24% as of June 30, 2012 compared to 28% as of June 30, 2011.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2012, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized net income for the three months ended June 30, 2012 of $270,023 compared to a net loss of $281,698 for the three months ended June 30, 2011. The change to net income was primarily associated with increased revenues and realization of cost reductions implemented in 2011.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents increased $289,913 to $3,235,095 as of June 30, 2012 compared to $2,945,182 as of December 31, 2011. The increase in cash and cash equivalents, during the six months ended June 30, 2012 was predominately related to cash flows provided by operations of $804,830, partially off-set by cash spent on property, equipment, and software of $531,772. The effect of foreign currency exchange rates on cash and cash equivalents was a gain of $16,855.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the six months ended June 30, 2012 of $1,784,372 and $(569,858), respectively and for the three months ended June 30, 2012 of $892,203 and $(317,178), respectively. The Corporate Allocation expense was $(557,221) for the six months ended June 30, 2012 and $(251,528) for the three months ended June 30, 2012. The United States location generated a loss from operations for the three and six months ended June 30, 2012 of $(492,095) and $(858,494), respectively, which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same periods of $815,592 and $1,515,797, respectively.

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

On December 31, 2010, a revolving loan (the “Loan Agreement”) the Company had with PNC Bank (“PNC”) matured. The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. At December 31, 2010, the outstanding principal under the Loan Agreement amounted to $825,000. On January 3, 2011, in order to supplement the Company’s liquidity, Fairford advanced $825,000 to the Company which enabled the Company to repay the revolving loan facility with PNC. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of a demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled in May 2011. Accumulated interest under the promissory notes amounted to $23,919.

In March 2011, the Company received a purchase order for EIM licenses in the United Kingdom totaling approximately $6 million and received payment of approximately $7 million in May 2011, which included VAT tax remittance. The EIM license agreement expands services provided to an existing customer and the revenue will be recognized over the term of the three-year license and service agreement. The license agreement does contain a termination clause which enables the customer to cancel the agreement after two years of service and return 80% of the unearned prepaid license fee. The maximum prepaid fee which could be claimed is approximately $1.5 million. The Company believes that this source of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of June 30, 2012, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2012.

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

Goodwill and Intangible Assets. The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets as the United States dollar.

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

The Company’s Class A common stock price dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of August 3, 2012, the Company’s Class A common stock closed at $0.16 per share and the “market cap” for the Company’s stock was approximately $4.6 million which was slightly lower than the Company’s reported book value at June 30, 2012 of approximately $5.1 million.

Because of the Company’s continued low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business units operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at June 30, 2012.

The Company recognizes that the market for our stock is often significantly below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 67%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap,” the Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that it is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at June 30, 2012. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

Included within selling, general and administrative expense for the three months ended June 30, 2012 and June 30, 2011 was $10,080 and $9,379, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2012 and June 30, 2011 was $20,161 and $18,756, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $51,000, $46,000, $43,000 and $19,000 for the fiscal years ending December 31, 2012, 2013, 2014 and 2015, respectively, of compensation costs for non-vested stock options previously granted to employees.

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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from prior GAAP, which allowed companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the three and six months ended June 30, 2012 and 2011 is presented in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) in this Form 10-Q. Under the new guidance, certain information included in the Condensed Consolidated Statements of Shareholders’ Equity would be shown in the new statement of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. This Update defers changes in Update 2011-05 that relate to how, when, and where reclassification adjustments are presented. The amendments are being made to allow the Board time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance impacts presentation only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

On November 12, 2004, the United States District Court for the Western District of Washington granted the Company’s motion to the extent of transferring the action to the United States District Court for the Southern District of Indiana. The Company asserted counterclaims alleging patent infringement and the United States District Court for the Southern District of Indiana then consolidated the transferred action with the pending patent infringement lawsuit previously disclosed under “BellSouth Corporation et al.”

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Exhibit 11.1		Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1	-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2	-	Section 1350 Certification of the Chief Financial Officer

Exhibit 101	-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ John Birbeck
John Birbeck	Date: August 14, 2012
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: August 14, 2012
Chief Financial Officer
(Principal Financial Officer)