Form 10-Q
period 2012-09-30
CTI GROUP HOLDINGS INC
filed 2012-11-14
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2012, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the U.S., ability to obtain a loan facility or receive additional advances from Fairford Holdings, Limited, a British Virgin Islands Company, who, as of September 30, 2012, owned beneficially 63.7% of the Company’s Class A common stock (“Fairford”), if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, ability to attract and retain customers to purchase the Company’s products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,654,157	$2,945,182
Trade accounts receivable, less allowance for doubtful accounts of $66,325 and $59,781, respectively	3,200,009	3,913,278
Prepaid expenses	587,336	568,701
Other current assets	299,132	414,058

Total current assets	6,740,634	7,841,219

Property, equipment, and software, net	1,896,762	1,923,216
Intangible assets, net	2,005,738	2,510,937
Goodwill	2,769,589	2,769,589
Other assets	78,587	78,808

Total assets	$13,491,310	$15,123,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$313,553	$324,661
Accrued expenses	982,940	1,030,278
Accrued wages and other compensation	570,653	312,256
Income tax payable	514,639	591,631
Deferred tax liability – short term	117,620	29,241
Deferred revenue	3,908,943	4,399,765

Total current liabilities	6,408,348	6,687,832

Lease incentive – long term	30,337	74,275
Deferred revenue – long term	1,378,221	3,034,196
Deferred income tax liability – long term	460,179	602,422

Total liabilities	8,277,085	10,398,725

Commitments and contingencies

Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued at September 30, 2012 and at December 31, 2011	291,783	291,783
Additional paid-in capital	26,100,719	26,061,492
Accumulated deficit	(21,390,314)	(21,939,266)
Other comprehensive income – foreign currency translation	404,180	503,178
Treasury stock, 140,250 shares, at cost	(192,143)	(192,143)

Total stockholders’ equity	5,214,225	4,725,044

Total liabilities and stockholders’ equity	$13,491,310	$15,123,769

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Nine months ended September 30,
	2012	2011
Revenues:
Software sales, service fee and license fee revenue	$12,774,366	$12,495,621

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	3,248,315	3,463,663
Selling, general and administration	5,273,879	6,268,093
Research and development	2,073,039	1,930,393
Depreciation and amortization	1,358,387	1,452,128

Total costs and expenses	11,953,620	13,114,277

Income / (loss) from operations	820,746	(618,656)

Other (income) / expense
Interest (income) / expense	(6,230)	23,886
Other expense / (income)	244	(994)

Total other (income) / expense	(5,986)	22,892

Income / (loss) before income taxes	826,732	(641,548)

Tax expense	277,780	161,504

Net income / (loss)	548,952	(803,052)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(98,998)	83,174

Comprehensive income / (loss)	$449,954	$(719,878)

Basic and diluted net income / ( loss) per common share	$0.02	$(0.03)

Basic weighted average common shares outstanding	29,038,021	29,038,021
Diluted weighted average common shares outstanding	29,875,663	29,038,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,
	2012	2011
Revenues:
Software sales, service fee and license fee revenue	$3,950,715	$4,378,665

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	946,026	1,089,661
Selling, general and administration	1,653,245	2,324,525
Research and development	726,500	617,906
Depreciation and amortization	461,501	504,787

Total costs and expenses	3,787,272	4,536,879

Income / (loss) from operations	163,443	(158,214)

Other (income) / expense
Interest (income) / expense	(207)	4,100
Other (income) / expense	244	(994)

Total other (income) / expense	37	3,106

Income / (loss) before income taxes	163,406	(161,320)

Tax (benefit) / expense	(1,993)	17,518

Net income / (loss)	165,399	(178,838)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(131,600)	107,356

Comprehensive income / (loss)	$33,799	$(71,482)

Basic and diluted net income / ( loss) per common share	$0.01	$(0.01)

Basic weighted average common shares outstanding	29,038,021	29,038,021
Diluted weighted average common shares outstanding	29,871,566	29,038,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income / (loss)	$548,952	$(803,052)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	1,358,387	1,452,128
Provision for doubtful accounts	13,369	3,393
Deferred income taxes	(79,381)	183,960
Recognition of rent incentive benefit	(18,850)	(80,663)
Stock option grant expense	39,227	28,909
Loss on disposal of property and equipment	244	421
Changes in operating assets and liabilities:
Trade receivables	828,661	(86,458)
Note and settlement receivables	—	24,623
Prepaid expenses	(4,948)	(279,364)
Income taxes	(100,258)	(230,147)
Other assets	114,456	(191,198)
Accounts payable	(21,677)	(103,212)
Accrued expenses	(106,808)	68,546
Accrued wages and other compensation	251,342	350,783
Deferred revenue	(2,399,401)	5,514,935

Cash provided by operating activities	423,315	5,853,604

Cash flows used in investing activities:
Additions to property, equipment, and software	(827,787)	(1,264,433)

Cash used in investing activities	(827,787)	(1,264,433)

Cash flows used in financing activities:
Repayments under credit agreements	—	(825,000)
Advance from shareholder	—	838,509
Repayment of advance from shareholder	—	(1,343,525)

Cash used in financing activities	—	(1,330,016)

Effect of foreign currency exchange rates on cash and cash equivalents	113,447	(121,180)

(Decrease) / increase in cash and cash equivalents	(291,025)	3,137,975

Cash and cash equivalents, beginning of period	2,945,182	680,046

Cash and cash equivalents, end of period	$2,654,157	$3,818,021

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

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software which amounted to $564,319 and $658,466 for the nine months ended September 30, 2012 and 2011, respectively. Amortization expense of developed software amounted to $190,362 and $242,544 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid $0 and $23,919 in interest related to the Company’s notes payable for the nine months ended September 30, 2012 and 2011, respectively.

The Company paid $182,000 and approximately $98,000 for current year tax estimates for the nine months ended September 30, 2012 and 2011, respectively. The Company paid income taxes of approximately $268,000 and $102,000 during the nine months ended September 30, 2012 and 2011, respectively, for taxes on prior year income.

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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from prior GAAP, which allowed companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the three and nine months ended September 30, 2012 and 2011 is presented in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) in this Form 10-Q. Under the new guidance, certain information included in the Condensed Consolidated Statements of Shareholders’ Equity would be shown in the new statement of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. This Update defers changes in Update 2011-05 that relate to how, when, and where reclassification adjustments are presented. The amendments are being made to allow the Board time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance impacts presentation only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations, or cash flows.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income / (loss)	$165,399	$(178,838)	$548,952	$(803,052)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	833,545	—	837,642	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,871,566	29,038,021	29,875,663	29,038,021

Basic:
Net income / (loss) per share	$0.01	$(0.01)	$0.02	$(0.03)

Weighted average common shares outstanding	29,038,021	29,038,021	29,038,021	29,038,021

Diluted:
Net income / (loss) per share	$0.01	$(0.01)	$0.02	$(0.03)

Weighted average common and common equivalent shares outstanding	29,871,566	29,038,021	29,875,663	29,038,021

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of September 30, 2012, there were 2,089,900 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

At September 30, 2012, there were options to purchase 5,416,350 shares of Class A common stock outstanding consisting of 5,166,350 Plan and Stock Incentive Plan options and 250,000 Outside Plan Stock Options. There were exercisable options to purchase an aggregate of 4,316,304 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were Outside Plan Stock Options as of September 30, 2012.

Information with respect to options was as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2012	5,155,350	$0.08 - $0.49	$0.26
Granted	605,000	$0.225 - $0.2475	$0.2376
Exercised	—	—	—
Expired	(344,000)	$0.10 - $ 0.49	$0.306

Outstanding, September 30, 2012	5,416,350	$0.08 - $ 0.40	$0.256

The future compensation costs related to non-vested options at September 30, 2012 is $117,325. The future costs will be recognized over the weighted average period of approximately 2.75 years.

The following table summarizes options exercisable at September 30, 2012:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
September 30, 2012	4,566,300	$0.08-$0.40	$0.267	$178,978	4.63 years

The following table summarizes non-vested options:

Option Shares
January 1, 2012	665,748
Granted	605,000
Expired	(21,001)
Vested	(399,697)

September 30, 2012	850,050

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table:

2012
Risk-free interest rate	0.39%
Dividend yield	0.00%
Volatility factor	238.84%
Expected lives	5 years
Expected forfeiture rate	15.05%

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

Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of September 30, 2012, Fairford beneficially owned 0.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.

Included within selling, general and administrative expense for the three months ended September 30, 2012 and September 30, 2011 was $19,065 and $10,152, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2012 and September 30, 2011 was $39,227 and $28,909, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of September 30, 2012, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies

The Company is, from time to time, subject to claims and administrative proceedings in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and administrative proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of September 30, 2012, the Company’s valuation allowance related only to net deferred tax assets in the United States and a true-up of prior year tax estimates in the United Kingdom related to larger R&D expenditure relief and capital allowance deductions than previously anticipated.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of September 30, 2012 and September 30, 2011, the Company had $115,742 and $92,354 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of September 30, 2012.

For the nine months ended September 30, 2012 and September 30, 2011, the Company had $277,780 and $161,504, respectively, of income tax expense and for the three months ended September 30, 2012, the Company had a tax benefit of $(1,993) compared to a tax expense of $17,518 for the three months ended September 30, 2011. The income tax benefit and expense were primarily related to the United Kingdom operations. The difference between the statutory rate and the actual rate is primarily due to the valuation allowance related to the net deferred tax assets in the United States.

NOTE 11: Segment Information

The Company has two reportable segments: EIM and CAMRA. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

For the three and nine months ended September 30, 2011, the Company had previously identified four reportable segments. Due to changes in the products and strategy, the Company has changed the way it views its segments and has reduced the number of segments to two. As the Company’s VoIP products evolved, the Company merged the former VoIP segment and Telemanagement segment. The Company believes that the market for these former segments has merged the product offerings. In 2012, the Company no longer viewed these as separate segments and therefore shared the resources to develop and market these products into the CAMRA segment. The Company shares distribution channels, marketing, sales and research and development resources within the segment. Patent enforcement involved the licensing, protection, enforcement and defense of the Company’s intellectual property and rights. In 2012, the Company determined to no longer show patent enforcement as a business segment as it had become immaterial due to a shift away from the marketing approach to patent enforcement activities as a business strategy. Segment information for the three and nine months ended September 30, 2011 has been reclassified for comparative purposes.

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

Summarized financial information concerning the Company’s reportable segments for the nine and three months ended September 30, 2012 and 2011 is shown in the following tables.

	For Nine Months Ended September 30, 2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$8,783,578	$3,990,788	$—	$12,774,366
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	7,178,913	2,347,138	—	9,526,051
Depreciation and amortization	1,036,029	319,169	3,189	1,358,387
Income (loss) from operations	2,424,150	(818,478)	(784,926)	820,746
Long-lived assets	5,822,389	913,123	15,164	6,750,676

	For Nine Months Ended September 30, 2011
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$7,576,585	$4,919,036	$—	$12,495,621
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	6,179,671	2,852,287	—	9,031,958
Depreciation and amortization	1,084,686	360,141	7,301	1,452,128
Income (loss) from operations	1,049,499	(916,734)	(751,421)	(618,656)
Long-lived assets	7,058,234	733,344	5,080	7,796,658

	For Three Months Ended September 30, 2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,718,053	$1,232,662	$—	$3,950,715
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	2,244,775	759,914	—	3,004,689
Depreciation and amortization	352,919	107,495	1,087	461,501
Income (loss) from operations	639,778	(248,620)	(227,715)	163,443
Long-lived assets	5,822,389	913,123	15,164	6,750,676

	For Three Months Ended September 30, 2011
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,717,582	$1,661,083	$—	$4,378,665
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	2,233,300	1,055,704	—	3,289,004
Depreciation and amortization	381,784	120,639	2,364	504,787
Income (loss) from operations	429,310	(324,845)	(262,679)	(158,214)
Long-lived assets	7,058,234	733,344	5,080	7,796,658

The following table presents net revenues by geographic location.

	For Nine Months Ended September 30, 2012
	United States	United Kingdom	Consolidated
Revenues	$2,600,483	$10,173,883	$12,774,366
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,797,974	7,728,077	9,526,051
Depreciation and amortization	324,855	1,033,532	1,358,387
Income (loss) from operations	(1,229,728)	2,050,474	820,746
Long-lived assets	5,790,458	960,218	6,750,676

	For Nine Months Ended September 30, 2011
	United States	United Kingdom	Consolidated
Revenues	$3,003,646	$9,491,975	$12,495,621
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	2,182,999	6,848,959	9,031,958
Depreciation and amortization	383,867	1,068,261	1,452,128
Income (loss) from operations	(1,260,181)	641,525	(618,656)
Long-lived assets	6,274,031	1,522,627	7,796,658

	For Three Months Ended September 30, 2012
	United States	United Kingdom	Consolidated
Revenues	$780,044	$3,170,671	$3,950,715
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	593,259	2,411,430	3,004,689
Depreciation and amortization	108,791	352,710	461,501
Income (loss) from operations	(371,234)	534,677	163,443
Long-lived assets	5,790,458	960,218	6,750,676

	For Three Months Ended September 30, 2011
	United States	United Kingdom	Consolidated
Revenues	$1,076,382	$3,302,283	$4,378,665
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	798,215	2,490,789	3,289,004
Depreciation and amortization	127,375	377,412	504,787
Income (loss) from operations	(487,473)	329,259	(158,214)
Long-lived assets	6,274,031	1,522,627	7,796,658

NOTE 12 –Related Party Transactions

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced to the Company $500,000. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

On December 31, 2010, the PNC Loan Agreement matured. The Loan Agreement allowed for repayment to be made within ten days of the maturity date before a default in debt would be declared. At December 31, 2010 outstanding principal under the Loan Agreement amounted to $825,000. On January 3, 2011, in order to supplement the Company’s liquidity, Fairford advanced $825,000 to the Company which enabled the Company to repay the revolving loan facility with PNC. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of the demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The advances from the shareholder, Fairford, totaling $1,325,000, documented in the form of two demand promissory notes, were repaid and cancelled in May 2011. Accumulated interest paid under the promissory notes amounted to $23,919.

NOTE 13 – Subsequent Event

On October 23, 2012, the Company’s wholly owned subsidiary, CTI Billing Solutions Limited, as lessee, and Canal and River Trust, as lessor, executed a three year lease agreement, pursuant to which the Company renewed and extended its lease of office space in Blackburn, UK. The lease is for 9,360 square feet of office space at a per annum rate of ₤76,850 (approximately $123,000) per year; however, no rent is to be charged for the first 3 months of 2012. The average annual rate, considering the free rent period, for the full term equates to approximately $113,000. The lease term commenced retroactively on January 1, 2012 and terminates on December 31, 2014. In connection with the lease, the lessor agreed to reimburse the Company an amount of up to £25,000 in leasehold improvements and agreed to exclude such improvements from dilapidation repair considerations.

On October 29, 2012, the Company’s wholly owned subsidiary, CTI Data Solutions Limited, as lessee, and Spherion Technology (UK) Limited, as lessor, executed an amendment to its office space in London, UK whereby leased office space was reduced from 3,485 square feet to 2,323 square feet and annual lease reduced from £44,993 per annum to £33,683 per annum. The amended lease expires December 31, 2013. The average annual rate for the full term equates to approximately $54,000.

The Company leases 15,931 square feet of office space in Indianapolis for an average of $257,643 per year. The Indianapolis lease expires in February 2014.

There is no material relationship between the Company and lessors, other than in connection with the lease. The Company believes the leased office space is adequate for the Company’s operating needs.

All dollar amounts assume a conversion rate of $1.60 to one British pound. Actual dollar amounts may differ at time of payment.

The lease agreements also include various representations and covenants which are customary for transactions of this nature.

The Company leases its office facilities and certain equipment under long-term operating leases, which expire at various dates. Aggregate minimum annual rent for the five-years ended December 31, 2016 and thereafter, subject to applicable escalation clauses, are as follows:

Year ending December 31:

2012	$461,121
2013	478,256
2014	181,923
2015	9,358
2016	780
Thereafter	—

Total	$1,131,438

The Company filed a lawsuit for patent infringement under 35 U.S.C. §271 et seq., against BellSouth Corporation (“BellSouth”), Citizens Communications, Inc., Convergys Corporation, Mid America Computer Corporation, Qwest, Telephone Data Systems, Inc. and Traq-Wireless, Inc. in the United States District Court for the Southern District of Indiana on January 12, 2004. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270.

The Company settled with defendants Telephone Data Systems, Inc., Traq-Wireless, Inc., BellSouth Corporation and Convergys Corporation independently and dismissed those companies from the case. The Company also dismissed its complaint against Mid America Computer Corporation and Citizens Communications, Inc.

The Company amended its complaint to substitute Qwest Corporation and Qwest Communications International, Inc. as defendants instead of Qwest.

On October 15, 2012, the district court granted Qwest’s motion for summary judgment of non-infringement and entered judgment requiring each side to bear its own litigation costs. Qwest filed a motion to amend the judgment on October 23, 2012, which requested that it be awarded its costs incurred prior to November 17, 2009. On October 30, 2012, the district court granted Qwest’s motion for reconsideration, and amended its judgment to award Qwest costs in the amount of $251,245.91. The Company and its counsel believe that the award of costs of $251,245.91 is premature and believes that the Company will be successful on appeal in overturning the district court’s order granting Qwest’s motion for summary judgment, which will vitiate the award of costs. The Company has until November 28, 2012 to file its notice of appeal from the district court’s judgment. (See Part II; Item 1 – Legal Proceedings).

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

The Company reported revenue in the EIM segment of $8.8 million and $7.6 million for the nine months ended September 30, 2012 and 2011, respectively, and $2.7 million and $2.7 million for the three months ended September 30, 2012 and 2011, respectively. For the CAMRA segment, the Company recorded revenues of $4.0 million and $4.9 million for the nine months ended September 30, 2012 and 2011, respectively, and $1.2 million and $1.7 million of the three months ended September 30, 2012 and 2011, respectively.

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

Financial Condition

In the nine months ended September 30, 2012, the stockholders’ equity increased $489,181 from $4,725,044 as of December 31, 2011 to $5,214,225 as of September 30, 2012 primarily as a result of the nine months ended September 30, 2012 net income of $548,952, partially off-set by other comprehensive loss of $98,998. The Company realized a decrease in net current assets (current assets, less current liabilities) of $821,101 which was primarily attributable to a decrease in cash and accounts receivable in the nine months ended September 30, 2012.

At September 30, 2012, cash and cash equivalents were $2,654,157 compared to $2,945,182 at December 31, 2011, and such decrease was primarily attributable to cash used in investing activities of $827,787 partially off-set by cash provided by operating activities of $423,315. Cash provided by operating activities in the nine months ended September 30, 2012 amounted to $423,315 which was primarily related to net income of $548,952 along with depreciation and amortization of $1,358,387 and a decrease in receivables of $828,661 which was partially offset by a decrease in deferred revenue of $2,399,401. Cash utilized in investing activities of $827,787 related to additions to property, equipment and software. The Company generates approximately 79.6% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has strengthened by 4.3% in relation to the United States dollar during the nine month period ended September 30, 2012.

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

Results of Operations (Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011)

Revenues

Revenues from operations for the nine months ended September 30, 2012 increased $278,745, or 2.2%, to $12,774,366 as compared to $12,495,621 for the nine months ended September 30, 2011. Overall revenues increased primarily as a result of increased sales in EIM segment. Revenues derived from the United Kingdom operations represented 79.6% and 76.0% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. The increase in United Kingdom revenues was primarily related to increased sales in the United Kingdom EIM segment due to new customers acquired during 2011. The United States revenues decreased by $403,163, or 13.4%, to $2,600,483 for the nine months ended September 30, 2012 compared to $3,003,646 for the nine months ended September 30, 2011. Such decrease was primarily related to a decrease in revenue in the EIM segment sales in the United States. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 24.6% of the total revenues for the nine months ended September 30, 2012 and approximately 25.7% for the nine months ended September 30, 2011.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2012, decreased $215,348, or 6.2%, to $3,248,315 as compared to $3,463,663 for the nine months ended September 30, 2011. The decrease was primarily related to cost reductions undertaken in 2011 in the United Kingdom related to the CAMRA segment. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment decreased $423,099 to $1,643,650 for the nine months ended September 30, 2012 from $2,066,749 for the nine months ended September 30, 2011. The costs of products and services, excluding depreciation and amortization, related to the EIM segment increased by $207,751 to $1,604,665 for the nine months ended September 30, 2012 compared to $1,396,914 for the nine months ended September 30, 2011. The cost of products and services, excluding depreciation and amortization, was 25.4% of revenue for the nine months ended September 30, 2012, as compared to 27.7% of revenue for the nine months ended September 30, 2011. The decrease in percentage is related to the cost reductions in the United Kingdom along with the increase in revenue with a relatively fixed cost structure.

Patent License Fee and Enforcement Cost

The Company no longer views Patent Enforcement as a segment. The legal costs associated with Patent Enforcement are now classified as Selling, General and Administrative Costs. For comparative purposes the Company reclassified the $54,531 credit related to Patent License Fee and Enforcement Cost for the nine months ended September 30, 2011.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the nine months ended September 30, 2012 decreased $994,214, or 15.9%, to $5,273,879 compared to $6,268,093 for the nine months ended September 30, 2011. The decrease was primarily due to cost reductions related to reductions in staff in the United States and the United Kingdom and leased space in the United Kingdom in 2011. Selling, general and administrative costs related to the CAMRA segment decreased by $558,488 to $1,988,309 for the nine months ended September 30, 2012 compared to $2,546,797 for the nine months ended September 30, 2011. Selling, general and administrative costs related to the EIM segment decreased by $473,343 to $2,503,833 for the nine months ended September 30, 2012 compared to $2,977,176 for the nine months ended September 30, 2011. Selling, general and administrative costs related to the Corporate allocation increased by $37,617 to $781,737 for the nine months ended September 30, 2012 compared to $744,120 for the nine months ended September 30, 2011.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2012 increased $142,646, or 7.4%, to $2,073,039 as compared to $1,930,393 for the nine months ended September 30, 2011. Research and development costs related to the CAMRA segment decreased $3,945 to $858,138 for the nine months ended September 30, 2012 compared to $862,083 for the nine months ended September 30, 2011. Research and development expense related to the EIM segment increased $146,591 to $1,214,901 for the nine months ended September 30, 2012 compared to $1,068,310 for the nine months ended September 30, 2011. Research and development costs that were capitalized during the nine months ended September 30, 2012 and September 30, 2011 amounted to $607,628 and $399,578, respectively. Research and development costs allocated to cost of goods sold during the nine months ended September 30, 2012 and September 30, 2011 amounted to $557,732 and $951,488, respectively.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2012 decreased $93,741 to $1,358,387 from $1,452,128 in the nine months ended September 30, 2011.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $564,319 and $658,466 for the nine months ended September 30, 2012 and 2011, respectively.

Other Income and Expense

The Company realized interest income of $6,230 for the nine months ended September 30, 2012 compared to an interest expense of $23,886 for the nine months ended September 30, 2011. The change in interest was primarily associated with interest earned on cash and cash equivalents as well as the payoff of promissory note indebtedness in 2011.

The Company realized other expense of $244 for the nine months ended September 30, 2012 and other income of $994 for the nine months ended September 30, 2011.

Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2012, the Company’s valuation allowance related to the net deferred tax assets in the United States.

The tax expense for the nine months ended September 30, 2012 and September 30, 2011 of $277,780 and $161,504, respectively, was due to the pre-tax income in the United Kingdom of $2,060,702 and $637,301, respectively.

Net Income / (Loss)

The Company realized net income for the nine months ended September 30, 2012 of $548,952 compared to a net loss of $803,052 for the nine months ended September 30, 2011. The change to net income was primarily associated with increased United Kingdom EIM revenues and benefits of the cost reductions implemented in 2011.

Results of Operations (Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011)

Revenues

Revenues from operations for the three months ended September 30, 2012 decreased $427,950, or 9.8%, to $3,950,715 as compared to $4,378,665 for the three months ended September 30, 2011. Overall revenues decreased primarily as a result of decreased sales in the CAMRA segment. Revenues derived from the United Kingdom operations represented 80.3% and 75.4% of total revenues for the three months ended September 30, 2012 and 2011, respectively. The increase in United Kingdom revenues was primarily related to decreased sales in the United States EIM segment due to decreased revenue from the United States largest EIM customer. The United States revenues decreased by $296,338, or 27.5%, to $780,044 for the three months ended September 30, 2012 compared to $1,076,382 for the three months ended September 30, 2011. Such decrease was primarily related to a decrease in revenue in the EIM segment sales in the United States. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 25.8% of the total revenues for the three months ended September 30, 2012 and approximately 25.3% for the three months ended September 30, 2011.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2012, decreased $143,635, or 13.2%, to $946,026, as compared to $1,089,661 for the three months ended September 30, 2011. The decrease was primarily related to costs associated with decreased revenue and cost reductions undertaken in 2011 in the United Kingdom related to the CAMRA segment. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment decreased $132,631 to $472,748 for the three months ended September 30, 2012 from $605,379 for the three months ended September 30, 2011. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $11,004 to $473,278 for the three months ended September 30, 2012 compared to $484,282 for the three months ended September 30, 2011. The cost of products and services, excluding depreciation and amortization, was 23.9% of revenue for the three months ended September 30, 2012, as compared to 24.9% of revenue for the three months ended September 30, 2011. The decrease in percentage is related to the cost reductions in the United Kingdom CAMRA segment.

Patent License Fee and Enforcement Cost

The Company no longer views Patent Enforcement as a segment. The legal costs associated with Patent Enforcement are now classified as Selling, General and Administrative Costs. For comparative purposes the Company reclassified the cost of $3,775 related to Patent License Fee and Enforcement Cost for the three months ended September 30, 2011.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended September 30, 2012 decreased $671,280, or 28.9%, to $1,653,245 compared to $2,324,525 for the three months ended September 30, 2011. The decrease was primarily due to cost reductions related to reductions in staff in the United States and the United Kingdom and leased space in the United Kingdom in 2011. Selling, general and administrative costs related to the CAMRA segment decreased by $266,564 to $631,217 for the three months ended September 30, 2012 compared to $897,781 for the three months ended September 30, 2011. Selling, general and administrative costs related to the EIM segment decreased by $316,498 to $795,400 for the three months ended September 30, 2012 compared to $1,111,898 for the three months ended September 30, 2011. Selling, general and administrative costs related to the Corporate allocation decreased by $88,218 to $226,628 for the three months ended September 30, 2012 compared to $314,846 for the three months ended September 30, 2011.

Research and Development Expense

Research and development expense for the three months ended September 30, 2012 increased $108,594, or 17.6%, to $726,500 as compared to $617,906 for the three months ended September 30, 2011. Research and development costs related to the CAMRA segment decreased $37,776 to $269,822 for the three months ended September 30, 2012 compared to $307,598 for the three months ended September 30, 2011. Research and development expense related to the EIM segment increased $146,370 to $456,678 for the three months ended September 30, 2012 compared to $310,308 for the three months ended September 30, 2011. Research and development costs that were capitalized during the three months ended September 30, 2012 and September 30, 2011 amounted to $219,485 and $76,605, respectively. Research and development costs allocated to cost of goods sold during the three months ended September 30, 2012 and September 30, 2011 amounted to $115,559 and $507,708, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2012 decreased $43,286 to $461,501 from $504,787 in the three months ended September 30, 2011.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $190,362 and $242,544 for the three months ended September 30, 2012 and 2011, respectively.

Other Income and Expense

The Company realized interest income of $207 for the three months ended September 30, 2012 compared to an interest expense of $4,100 for the three months ended September 30, 2011. The change in interest was primarily associated with a payoff of all debt in 2011 and the Company having cash earning interest in 2012.

The Company realized other expense of 244 for the three months ended September 30, 2012 and other income of $994 for the three months ended September 30, 2011.

Taxes

The tax benefit for the three months ended September 30, 2012 of $1,993 and tax expense for the three months ended September 30, 2011 of $17,518, were due to the pre-tax income in the United Kingdom of $534,640 and $325,952, respectively. The benefit was cause by a true-up of the prior year provision and the decrease in the United Kingdom statutory tax rates to 24% as of September 30, 2012 compared to 28% as of September 30, 2011.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2012, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized net income for the three months ended September 30, 2012 of $165,399 compared to a net loss of $178,838 for the three months ended September 30, 2011. The change to net income was primarily associated with the realization of cost reductions implemented in 2011.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents decreased $291,025 to $2,654,157 as of September 30, 2012 compared to $2,945,182 as of December 31, 2011. The decrease in cash and cash equivalents, during the nine months ended September 30, 2012 was predominately related to cash spent on property, equipment, and software of $827,787 partially off-set by cash flows provided by operations of $423,315. The effect of foreign currency exchange rates on cash and cash equivalents was a gain of $113,447.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the nine months ended September 30, 2012 of $2,424,150 and $(818,478), respectively and for the three months ended September 30, 2012 of $639,778 and $(248,620), respectively. The Corporate Allocation expense was $(784,926) for the nine months ended September 30, 2012 and $(227,715) for the three months ended September 30, 2012. The United States location generated a loss from operations for the three and nine months ended September 30, 2012 of $(371,234) and $(1,229,728), respectively, which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same periods of $534,677 and $2,050,474, respectively.

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

On October 23, 2012, the Company’s wholly owned subsidiary, CTI Billing Solutions Limited, as lessee, and Canal and River Trust, as lessor, executed a three year lease agreement, pursuant to which the Company renewed and extended its lease of office space in Blackburn, UK. The lease is for 9,360 square feet of office space at a per annum rate of ₤76,850 (approximately $123,000) per year; however, no rent is to be charged for the first 3 months of 2012. The average annual rate, considering the free rent period, for the full term equates to approximately $113,000. The lease term commenced retroactively on January 1, 2012 and terminates on December 31, 2014. In connection with the lease, the lessor agreed to reimburse the Company an amount of up to £25,000 in leasehold improvements and agreed to exclude such improvements from dilapidation repair considerations.

On October 29, 2012, the Company’s wholly owned subsidiary, CTI Data Solutions Limited, as lessee, and Spherion Technology (UK) Limited, as lessor, executed an amendment to its office space in London, UK whereby leased office space was reduced from 3,485 square feet to 2,323 square feet and annual lease reduced from £44,993 per annum to £33,683 per annum. The amended lease expires December 31, 2013. The average annual rate for the full term equates to approximately $54,000.

The Company leases 15,931 square feet of office space in Indianapolis for an average of $257,643 per year. The Indianapolis lease expires in February 2014.

There is no material relationship between the Company and lessors, other than in connection with the lease. The Company believes the leased office space is adequate for the Company’s operating needs.

All dollar amounts assume a conversion rate of $1.60 to one British pound. Actual dollar amounts may differ at time of payment.

The lease agreements also include various representations and covenants which are customary for transactions of this nature.

The Company leases its office facilities and certain equipment under long-term operating leases, which expire at various dates. Aggregate minimum annual rent for the five-years ended December 31, 2016 and thereafter, subject to applicable escalation clauses, are as follows:

Year ending December 31:

2012	$461,121
2013	478,256
2014	181,923
2015	9,358
2016	780
Thereafter	—

Total	$1,131,438

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of September 30, 2012, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2012.

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

The Company’s Class A common stock price dropped significantly in the fourth quarter of 2008 and has remained at low levels. As of November 1, 2012, the Company’s Class A common stock closed at $0.21 per share and the “market cap” for the Company’s stock was approximately $6.1 million which was slightly higher than the Company’s reported book value at September 30, 2012 of approximately $5.2 million.

Because of the Company’s continued low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business unit’s operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at September 30, 2012.

The Company recognizes that the market for our stock can be below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; a significant portion of the Company’s Class A common stock (approximately 67%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap,” the Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that it is not impaired. The Company will continue in the future to be aware of the market cap in our assessment of its goodwill and may more frequently update its analysis of goodwill impairment in light of this situation. The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at September 30, 2012. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

Included within selling, general and administrative expense for the three months ended September 30, 2012 and September 30, 2011 was $19,065 and $10,152, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2012 and September 30, 2011 was $39,227 and $28,909, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $50,000, $45,000, $42,000 and $19,000 for the fiscal years ending December 31, 2012, 2013, 2014 and 2015, respectively, of compensation costs for non-vested stock options previously granted to employees.

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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from prior GAAP, which allowed companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the three and nine months ended September 30, 2012 and 2011 is presented in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) in this Form 10-Q. Under the new guidance, certain information included in the Condensed Consolidated Statements of Shareholders’ Equity would be shown in the new statement of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. This Update defers changes in Update 2011-05 that relate to how, when, and where reclassification adjustments are presented. The amendments are being made to allow the Board time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance impacts presentation only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations, or cash flows.

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

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts, thereby requiring the Company to sue the Government in the Court of Federal Claims. On October 29, 2009, the Court ruled on the parties’ patent invalidity and noninfringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was not invalid due to certain prior art but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross appealed. Briefing before the Federal Circuit was completed, and, on January 20, 2011, the Federal Circuit reversed the district court’s decision. On February 22, 2011, the Qwest entities filed a Petition for a Rehearing en banc. The Federal Circuit denied the petition on April 25, 2011, and remanded the case to the district court. The district court subsequently allowed the parties to file new motions for summary judgment directed to infringement issues not presented to the Federal Circuit. The parties filed cross-motions for summary judgment on September 16, 2011, and completed the briefing process on November 21, 2011.

On October 15, 2012, the district court granted Qwest’s motion for summary judgment of non-infringement and entered judgment requiring each side to bear its own litigation costs. Qwest filed a motion to amend the judgment on October 23, 2012, which requested that it be awarded its costs incurred prior to November 17, 2009. On October 30, 2012, the district court granted Qwest’s motion for reconsideration, and amended its judgment to award Qwest costs in the amount of $251,245.91. The Company and its counsel believe that the award of costs of $251,245.91 is premature and believes that the Company will be successful on appeal in overturning the district court’s order granting Qwest’s motion for summary judgment, which will vitiate the award of costs. The Company has until November 28, 2012 to file its notice of appeal from the district court’s judgment.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Exhibit 11.1		Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1	-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2	-	Section 1350 Certification of the Chief Financial Officer

Exhibit 101	-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ John Birbeck
John Birbeck	Date: November 14, 2012
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: November 14, 2012
Chief Financial Officer
(Principal Financial Officer)