Form 10-K
period 2012-12-31
CTI GROUP HOLDINGS INC
filed 2013-03-29
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price of the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was $1,618,072.

As of March 12, 2013, there were outstanding 29,178,271 shares (including treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

CTI GROUP (HOLDINGS) INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Markets, Products, and Services

The Company is comprised of two business segments: Electronic Invoice Management (“EIM”), and Call Accounting Management and Recording (“CAMRA”)

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

Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create lasting relationships. CTI’s relationships with some of its largest customers have spanned more than a decade. For the year ended December 31, 2012, the Company had sales to a single customer aggregating $3,347,201 (20% of revenues) while another customer contributed $1,908,130 (11% of revenues), for the year ended December 31, 2011. Such customers represented 20% and 11% of software sales, service fee and license fee revenues for the years ended December 31, 2012 and 2011, respectively. The loss of these customers would have a substantial negative impact on the Company’s operations and financial condition. There are three EIM customers that totaled $7,537,621 (66% of EIM revenues) and $5,486,005 (53% of EIM revenues) for the years ended December 31, 2012 and 2011, respectively. A loss of any of these customers would have a negative impact on the EIM segment and CTI as a whole. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to alleviate production cessation.

SplitBill® and Dynamic Reports

SplitBill®. SplitBill® enables business administrators to identify, differentiate, and allocate non-commercial costs on their communications invoices. The product further includes an approval and workflow processing function that virtually eliminates the overhead and administration costs associated with such efforts. Finally, the approval process ensures appropriate levels of accountability within the organization while establishing a clear audit trail for financial control purposes.

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

Service providers distribute SplitBill® to organizations that need to recover personal expenditures related to commercial communications services. SplitBill® increases the ARPU of the provider in three ways. First, the product ensures that all communications usage, regardless of the personal nature of such usage, passes over the provider’s network, therefore increasing the service provider’s revenues and profitability. Second, the provider experiences reduced customer loss. By enabling enterprise end-users to leverage services for commercial and non-commercial purposes, the service is further entrenched into the organization. Finally, the product solves a key financial challenge for enterprise customers, delivering sustainable value, leading to an increase in revenue by the service provider.

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

Customers. SplitBill® and Dynamic Reports customers are primarily Tier 1 and Tier 2 wireless telecommunication service providers.

Call Accounting Management and Recording

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

CAMRA Market, Products and Services

As voice and data services continue to commoditize, the Company anticipates that service providers will be seeking alternative business models to replace revenue lost directly as a result of pricing pressures. The Company believes that one such business model is the delivery of managed or hosted voice and video services. The Company’s CAMRA segment designs, develops and provides software and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back.

The Company’s primary CAMRA products and services are comprised of SmartRecord® IP, and the Proteus® suite of products including: Proteus® Office, Proteus® Trader, Proteus® Enterprise, and Proteus® Service Bureau.

SmartRecord® IP enables service providers to selectively intercept communications on behalf of their hosted and managed service customers. This application also enables managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. SmartRecord® IP was released as enterprise grade product. The Company anticipates that customers will purchase this product when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered a provider-grade managed and hosted service application enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business.

The Proteus® suite of products are used by companies, institutions and government agencies for fiscal or legal purposes to track communications activity and to control costs associated with operating communications networks. Proteus® is a user friendly, Microsoft Windows® based product. Proteus® performs functions of call recording, call accounting, cost allocation, client bill-back, analyses of trunk traffic and calling and usage patterns, toll fraud detection, directory services and integration with other private branch exchange (“PBX”) peripheral products. Proteus® also integrates Internet, e-mail and mobile data analysis and reporting with its traditional voice capabilities. The Company’s Telemanagement products and services have been developed, and historically marketed, primarily in Europe. Proteus® product sales are made through direct and distributor sales channels.

The Company has also invested in enhancing its CAMRA solution for the new wave of IP telephony products and has already been approved by several leading telecom manufacturers to bundle Proteus® with their IP solution at the source. The Company believes that this strategy positions it for global expansion, as IP technology gains market share.

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

Customers. SmartRecord® IP is marketed to Tier 2 and Tier 3 service providers who have a hosted or managed communications service offering. These provider relationships are built either directly or indirectly through relationships with soft switch manufacturers. Proteus® products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment, mobile, Internet and e-mail technologies. The Company’s clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities, government agencies and investment banks. CTI anticipates that it can further expand its products and services through internal development of its own technological capabilities, by seeking to partner with companies offering complementary technology or by pursuing possible acquisitions.

CTI generates revenue through service bureau contracts, software licensing agreements and maintenance agreements supporting licensed software. Maintenance agreements are either on a time and material basis or full service agreements that are generally for a period of 1 year. For software licensing agreements on a direct distribution basis, payment terms are a 50% deposit upon receipt of order and the 50% balance upon installation, which is normally completed within 10 days. Occasionally, larger software orders may require up to 3 months to complete, custom software development and installation. For software licensing via distributor channels, payment terms are net 30 days. Service bureau contracts provide monthly recurring revenue. Generally, contracts of 12 to 36 months carry automatic 12-month renewals until canceled. CTI purchases data collection devices specifically designed for use with telecommunications switches and other hardware such as modems as are necessary to perform the CAMRA business. CTI rents or resells such equipment to end-users.

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

In 2012, Patent Enforcement was no longer material to the business and the Company no longer considered Patent Enforcement a business segment.

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

Employees

As of December 31, 2012, CTI employed 111 people on a full-time basis and 2 on a part-time basis: 37 full-time employees were located in the United States and 74 full-time employees were located in the United Kingdom. There was 1 part-time employee located in the United Kingdom and 1 part-time employee in the United States. None of the Company’s employees are represented by a labor union. The Company believes it maintains a good relationship with its workforce.

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

Technology, Research & Development

The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2012, research and development expenditures amounted to approximately $3,634,000 which included approximately $860,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord® and Analysis. In 2011, research and development expenditures amounted to approximately $3,103,000 which included approximately $496,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord®.

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

The Company’s major competitors include: CheckFree Services Corp., edocs, Inc., Amdocs Limited, Oracle Systems, Veramark Technologies, Inc., and Info Directions, Inc. In addition to these direct competitors, the Company faces intense competition from internal IT within the service providers’ business operations.

CAMRA. The Company’s CAMRA segment operates in an emerging and highly fragmented market. There are many competitors which may be better capitalized than the Company. The Company’s primary competitors of SmartRecord® IP include Telrex, Nice-Systems Ltd., and Orecx. emPulse competes against hosted call center applications such as CosmoCom and Contactual, Inc. The Company’s primary competitors of Proteus® are Mind CTI, BTS, Softech, Inc., Oak, Tiger, and Veramark Technologies, Inc. The Company differentiates itself from its competitors based on reporting capabilities and ease of user interface. Proteus® integrates with a wide variety of telephone systems and third party applications such as dealer boards and voice recording equipment. Proteus® also connects directly over the local area network, which eliminates the need for cables that are associated with similar products. The Company is able to compete by both technological advantages and pricing strategies.

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

The occurrence of any one or more of the foregoing could have a material negative effect on our financial condition and results of operations. For instance, in 2012 and 2011, we generated approximately 80% and 76%, respectively, of our revenues from operations in the United Kingdom. Revenues derived from operations in the United Kingdom were positively impacted in 2012 and 2011 as compared to 2010 and negatively impacted in 2010 as compared to 2009 due to the reduction in the average conversion rate of the British pound to the U.S. dollar. The conversion rate of the British pound increased in 2012 and 2011 as compared to 2010.

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

We recognized a net income of approximately $0.6 million in the year ended December 31, 2012 and a net loss of approximately $0.6 million in the year December 31, 2011. Our accumulated deficit was approximately $21.3 million at December 31, 2012. Although we have returned to profitability and developed a business plan and implemented a number of programs, including the discontinuance of unprofitable product lines or supporting duplicative product platforms, and we have seen improvement in the bottom line, there can be no assurance that our business plan adequately addresses the circumstances and situations which will enable the Company to maintain profitability. If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.

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

We derive a substantial portion of our revenues from certain customers. In 2012 and 2011, the Company had revenues from a single customer aggregating $3,347,201 (20% of total revenues) while another customer contributed $1,908,130 (11% of total revenues), respectively. Such customers represent 20% and 11% of software sales, service fee and license fee revenues for the years ended December 31, 2012 and 2011. The loss of either of these customers would have a substantial negative impact on our financial condition and results of operations. Our largest three customers total $7.5 million (45% of total revenue) and $5.5 million (32% of total revenue) in fiscal years 2012 and 2011, respectively. A loss of any of these customers would have a negative impact on our financial condition and results of operations.

We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations.

We invest significant resources in the research and development of new and enhanced software products and services. We incurred research and development expenses of approximately $2.8 million and $2.6 million during 2012 and 2011, respectively. In addition, we incurred and capitalized approximately $860 thousand in 2012 and $500 thousand in 2011 in internal software development costs which were primarily related to next generation releases of Analysis and SmartRecord® IP. The net book value of capitalized software amounted to approximately $1.4 million at December 31, 2012. We cannot provide assurances that we will be successful in our efforts selling new software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.

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

As of March 12, 2013, our directors and executive officers and their respective affiliates beneficially owned 77.7% of the outstanding Class A common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of major corporate transactions, including any transaction in connection with the proposal made on March 7, 2013, by Fairford Holdings Limited, Michael Reinarts and John Birbeck, to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share. Such concentration of ownership may also delay or prevent a change in control of us.

We are subject to the penny stock rules which may adversely affect trading in our Class A common stock.

On March 12, 2013, the closing price of our Class A common stock was $0.27. Our Class A common stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Class A common stock, decrease liquidity of our Class A common stock and increase transaction costs for sales and purchases of our Class A common stock as compared to other securities.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Rent and lease expense was $411,757 and $462,119 for the years ended December 31, 2012 and 2011, respectively. The Company leases 15,931 square feet of office space in Indianapolis for an average cost of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 2,323 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $55,000 per annum. The London lease expires in December 2013. The Company leases 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $122,000. The Blackburn lease expires December 2014. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth. In connection with the Indianapolis lease and the Blackburn lease, the lessor contributed money for improvements to the leased premises. The amounts contributed for improvements are being amortized ratably over the life of the lease which reduces the average annual expense related to the leases.

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

On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts, thereby requiring the Company to sue the Government in the Court of Federal Claims. On October 29, 2009, the Court ruled on the parties’ patent invalidity and non-infringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross-appealed. On January 20, 2011, the Federal Circuit reversed the district court’s decision granting Qwest’s motion for summary judgment of non-infringement and granting Centillion’s motion for partial summary judgment of no anticipation. On February 22, 2011, the Qwest entities filed a petition for rehearing en banc. The Federal Circuit denied the petition on April 25, 2011, and remanded the case to the district court for further proceedings.

The district court subsequently allowed the parties to file new motions for summary judgment directed to infringement issues not presented to the Federal Circuit. The parties filed cross-motions for summary judgment on September 16, 2011, and completed the briefing process on November 21, 2011. The district court issued its order ruling on the cross-motions on October 15, 2012, granting Qwest’s motion for summary judgment of non-infringement. On October 30, 2012, the district court entered an order awarding Qwest litigation costs in the amount of approximately $250,000. Centillion filed a timely notice of appeal on November 13, 2012, and an amended notice of appeal on November 30, 2012. It also was ordered to post a supesedeas bond guaranteeing the payment of costs. The briefing process is ongoing and we anticipate that the Federal Circuit will issue its opinion in late 2013 or early 2014. As set forth in the appellate brief, filed on February 27, 2013, the Company and legal counsel believe that there are reasonable and persuasive grounds for the appellate court to overturn the district court’s order granting Qwest’s motion for summary judgment. The Company and the Company’s legal counsel believe it is more likely than not that the appellate court will overturn the district court’s order granting Qwest’s motion for summary judgment, which would vitiate the award of costs.

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

	Quarterly Class A Common Stock Price Ranges
	2012		2011
	High	Low	High	Low
1st Quarter	$0.12	$0.08	$0.11	$0.05
2nd Quarter	$0.28	$0.11	$0.09	$0.06
3rd Quarter	$0.26	$0.14	$0.11	$0.06
4th Quarter	$0.46	$0.18	$0.11	$0.06

At March 12, 2013, the closing price for a share of Class A common stock was $0.27.

At March 21, 2013, the number of stockholders of record of the Company’s Class A common stock was 392.

No dividends were paid on the Company’s Class A common stock in the fiscal years ended December 31, 2012 and 2011.

For the information regarding the Company’s equity compensation plans, see Part III, Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Operations

Overview

The Company is comprised of two business segments: Electronic Invoice Management (“EIM”) and Call Accounting Management and Reporting (“CAMRA”). EIM designs, develops and provides services and software tools that enable telecommunication service providers to better meet the needs of their enterprise customers. EIM software and services are provided and sold directly to telecommunication service providers who then market and distribute such software to their enterprise customers. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while driving internal efficiencies into their invoice receipt, validation, approval and payment workflow processes. As the Company’s Voice over Internet Protocol (“VoIP”) products continued to evolve, the Company has merged the VoIP segment with the Telemanagement segment. In 2012, the Company no longer viewed these as separate segments and instead combined the resources to develop and market these products into the CAMRA segment. CAMRA Telemanagement designs, develops and provides software and services used by enterprise, governmental and institutional end users to manage their telecommunications service and equipment usage and services that enable managed and hosted customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the CAMRA products when upgrading or acquiring a new enterprise communications platform. Patent Enforcement involved the licensing, protection, enforcement and defense of the Company’s intellectual property and rights. In 2012, the Company no longer considered Patent Enforcement as a business segment.

The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, training and consulting services, and enforcement revenues.

The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to these demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which the Company believes will provide the greatest returns on investment. The EIM segment, as compared to the other business segment, provides the predominant share of income from operations and cash flow from operations. The majority of revenues from the CAMRA segment are derived from the Company’s United Kingdom operations.

The Company believes that as voice and data services continue to commoditize, service providers will seek alternative business models to replace revenue lost as a result of pricing pressures. One such alternative business model is the delivery of managed or hosted voice and video services. Although the Company has seen what it believes to be positive results in its CAMRA segment, due to the recent U.S. recession and unstable global economy, the growth has been slower than anticipated but the Company continues to see improvement in the CAMRA segment.

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

The Company’s CAMRA applications are intended to eliminate customer resistance to conversion to next generation platforms, while creating revenue opportunities for service providers through the delivery of compelling value added services. The Company primarily markets two applications, emPulse, web-based communications traffic analysis solution, and SmartRecord® IP, which enable service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications will also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business. Due to the recent U.S. recession and unstable global economy, the growth in the VoIP market has been slower than the Company anticipated but is slowly improving.

Financial Condition

In the fiscal year ended December 31, 2012, the stockholders’ equity increased $533,193 from $4,725,044 as of December 31, 2011 to $5,258,237 as of December 31, 2012 primarily as a result of the fiscal year 2012 net income of $596,266. At December 31, 2012, cash and cash equivalents were $2,345,390 compared to $2,945,182 at December 31, 2011. The Company realized a decrease in net current assets (current assets less current liabilities) of approximately $1,465,627 which was primarily attributable to decreases in cash and accounts receivable due to a decrease in revenue invoiced during the year ended December 31, 2012.

The Company generates approximately 80% of its revenues from operations in the United Kingdom where the functional currency is the United Kingdom pound. Revenues derived from operations in the United Kingdom were negatively impacted in 2012 as compared to 2011 due to the slight decline in the average conversion rate. The average conversion rate for the United Kingdom pound into a United States dollar for the year ended December 31, 2012 was 1.59 compared to 1.61 for the year ended December 31, 2011.

Results of Operations —Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Revenues from operations decreased $209,932 to $16,759,121 for the year ended December 31, 2012 as compared to $16,969,053 for the year ended December 31, 2011. Decreased revenues in 2012 were experienced by the CAMRA segment which were partially offset by an increase in the EIM segment. The EIM segment revenue increased $1,039,264 to $11,428,480 primarily due to recognition of a full twelve months of revenue from a large EIM contract entered into midyear in 2011 in the United Kingdom. CAMRA revenue decreased $1,249,196 to $5,330,641 for the year ended December 31, 2012 from $6,579,837 for the year ended December 31, 2011. The decrease in CAMRA segment revenue was due to a decrease in new systems installed in the United Kingdom and United States. For the years ended December 31, 2012 and 2011, the Company had revenues from a single customer aggregating $3,347,201 (20% of total revenues) while another customer contributed $1,908,130 (11% of total revenues), respectively. Such customers represent 20% and 11% of software sales, service fee and license fee revenues for the years ended December 31, 2012 and 2011, respectively.

Costs of Products and Services Excluding Depreciation and Amortization

Costs of products and services, excluding depreciation and amortization, decreased $348,220 to $4,277,131 as compared to $4,625,351 for the year ended December 31, 2011. The EIM segment cost of products and services, excluding depreciation and amortization, increased $61,609 primarily due to the costs related to the increase in installations and professional services. The CAMRA segment cost of products and services, excluding depreciation and amortization, decreased $409,829 primarily due to costs related to the decrease in revenue. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 25.5% of revenue for the year ended December 31, 2012 as compared to 27.3% of revenue for the year ended December 31, 2011. The decrease in the percentage was primarily due to a decrease in costs due to cost reduction measures undertaken in 2011.

Patent License Fee and Enforcement Costs

The Company no longer considers Patent Enforcement as a segment. The legal costs associated with patent enforcement activities are now classified as Selling, General and Administrative Costs. For comparative purposes the Company reclassified the $7,499 credit related to Patent License Fee and Enforcement Cost for the year ended December 31, 2011.

Selling, General and Administrative Costs

Selling, general and administrative expenses decreased $1,147,609 to $6,976,017 for the year ended December 31, 2012 compared to $8,123,626 for the year ended December 31, 2011. The decrease in selling, general and administrative expenses was primarily due to staff reductions undertaken in 2011.

Research and Development Expense

Research and development expense increased $167,278 to $2,774,604 for the year ended December 31, 2012 compared to $2,607,326 for the year ended December 31, 2011. The increase in expense was primarily due to a decrease of $565,467 in development costs that were allocated to cost of products and services. Research and development costs are allocated to cost of products and services when they relate to billable work or customer installations. There was a decrease in billable work and customer installations in 2012. Capitalized development costs related to internally developed software for resale was $859,617 and $496,005 for the years ended December 31, 2012 and 2011, respectively. Research and development expense relates primarily to personnel costs.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2012 decreased $68,541 to $1,825,483 for the year ended December 31, 2012 from $1,894,024 for the year ended December 31, 2011. This decrease was primarily due to a decrease in capitalized development costs in 2011. Approximately $759,115 and $851,352 of amortization expense were related to capitalized software costs for the years ended December 31, 2012 and 2011, respectively.

Interest Income and Other Income

The Company recognized interest income of $28,937 for the year ended December 31, 2012 compared to an interest expense of $21,476 for the year ended December 31, 2011. The change in interest was due to the payoff of all debt in 2011 and interest income recognized from investments of excess cash in 2012.

Other Income decreased to an expense of $244 for the year ended December 31, 2012 from an income of $308 for the year ended December 31, 2011.

Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. At December 31, 2012, the Company provided a valuation allowance against the deferred tax assets related to the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, the deferred tax assets related to the United Kingdom operations do not have a valuation allowance.

The net tax expense of $338,313 for the year ended December 31, 2012 was primarily attributable to the earnings before tax of $2,573,195 realized from the Company’s United Kingdom operations. The net tax expense of $338,309 for the year ended December 31, 2011 was primarily attributable to the earnings before tax of $1,180,778 realized from the Company’s United Kingdom operations. The Company’s effective tax rate in the United Kingdom decreased for the year ended December 31, 2011 due to a decrease in the statutory tax rate in the United Kingdom and a true-up of the Company’s deferred tax liability related to the lower tax rate.

Liquidity and Capital Resources

Historically, the Company’s principal need for funds has been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. Cash flows from operations and existing cash, cash equivalents, and short-term investments have been adequate to meet our business objectives. Cash, cash equivalents, and short-term investments decreased by $599,792 to $2,345,390 as of December 31, 2012 from $2,945,182 as of December 31, 2011. Cash provided by operations was $505,322, cash used in investing activity was $1,247,005, and cash used in financing activities was $0 for the year ended December 31, 2012. Cash flow provided by operations of $505,322 was primarily attributable to the net income, depreciation and amortization, and a decrease in trade receivables. Recognition of non-cash deferred revenue related to a large sale in 2011 resulted in a reduction of cash from operations. Cash flows used in investing activities of $1,247,005 related primarily to capitalized costs incurred in the development and enhancements of the Company’s products along with additional equipment required to support the future earning of deferred revenue. Cash generated from operations of the EIM segments of $3,056,068 was off-set by cash used in the CAMRA segment of $1,081,859 and Corporate expenses of $1,068,323.

For December 31, 2012, income from operations on a geographical basis amounted to $2,540,260 for the United Kingdom and a loss of $1,634,374 for the United States. The Company anticipates that its cash needs will be met during the next twelve months primarily through cash on hand and cash from operations of the Company’s EIM segment. As of December 31, 2012, the Company did not and as of the date of this Form 10-K does not have an operating line of credit facility in place.

The following table presents selected financial results by business segment:

2012	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$11,428,480	$5,330,641	$—	$16,759,121
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	9,373,188	3,108,802	—	12,481,990
Depreciation and amortization	1,396,227	424,980	4,276	1,825,483
Income (loss) from operations	3,056,068	(1,081,859)	(1,068,323)	905,886
Long-lived assets	5,831,571	1,017,920	8,191	6,857,682

2011	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$10,389,216	$6,579,837	$—	$16,969,053
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	8,395,533	3,948,169	—	12,343,702
Depreciation and amortization	1,416,658	469,330	8,036	1,894,024
Income (loss) from operations	1,702,375	(908,502)	(1,075,147)	(281,274)
Long-lived assets	6,561,744	716,461	4,345	7,282,550

The following table presents selected financial results by geographic location based on location of customer:

2012	United States	United Kingdom	Consolidated
Net revenues	$3,417,700	$13,341,421	$16,759,121
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	2,343,906	10,138,084	12,481,990
Depreciation and Amortization	430,852	1,394,631	1,825,483
Income / (loss) from operations	(1,634,374)	2,540,260	905,886
Long-lived assets	5,858,691	998,991	6,857,682

2011	United States	United Kingdom	Consolidated
Net revenues	$4,132,884	$12,836,169	$16,969,053
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,059,021	9,284,681	12,343,702
Depreciation and Amortization	500,687	1,393,337	1,894,024
Income / (loss) from operations	(1,467,501)	1,186,227	(281,274)
Long-lived assets	6,083,217	1,199,333	7,282,550

The Company’s net income for the year ended December 31, 2012 of $596,266 was primarily due to income realized by the EIM segment. The income before taxes realized from the EIM segment for the year ended December 31, 2012 was $3,088,117.

The Company’s net loss for the year ended December 31, 2011 of $640,751 was primarily due to losses realized by the CAMRA segment. The loss before taxes realized from the CAMRA segment for the year ended December 31, 2011 was $904,692.

For the years ended December 31, 2012 and 2011, the Company had revenues from a single customer aggregating $3,347,201 (20% of total revenues) while another customer contributed $1,908,130 (11% of total revenues), respectively. Such customers represent 20% and 11% of software sales, service fee and license fee revenues for the years ended December 31, 2012 and 2011, respectively. The Company had receivables from these customers of $218,437 (6.8% of trade accounts receivable, net) and $143,009 (3.7% of the trade accounts receivable, net) as of December 31, 2012 and December 31, 2011, respectively. The loss of these customers would have a substantial negative impact on the Company.

In October 2010, in order to supplement the Company’s liquidity, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

Outstanding principal under a revolving loan with PNC Bank amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the Revolving Loan, Fairford advanced $825,000 to the Company. As of December 31, 2012, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest under the promissory notes amounted to $23,919.

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

The Company paid $483,645 in foreign income tax for the year ended December 31, 2012.

The Company paid $269,640 in foreign income tax for the year ended December 31, 2011.

Impairment

Accounting guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company had a net book value of $1,364,220 of capitalized software costs as of December 31, 2012 which relates to active projects with current and future revenue streams.

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

The Company’s deferred tax assets are assessed each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company will establish a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of comprehensive income / (loss).

At December 31, 2012, the Company provided a valuation allowance against the Company’s deferred tax assets of the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, deferred tax assets related to the United Kingdom operations do not have a valuation allowance.

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

Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There was no impairment in 2012 and 2011. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.

The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar.

The Company’s goodwill and significant component of its intangible assets relate to CTI Billing Solutions Limited. That entity is considered a separate reporting unit under accounting guidance and the Company performed its internal annual impairment analysis on goodwill as of October 1, 2012 to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The results of this analysis indicated that there was no impairment as of our assessment date.

The Company recognizes that the market for its stock can be significantly below its book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; the fact that a significant portion of the Company’s Class A common stock (approximately 78%) is beneficially owned by its majority shareholders, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impact of these factors in terms of how they impact the difference between book value and our stock’s “market cap”, the Company does not believe that the market in its Class A common stock, by itself, is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that further impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that goodwill is not further impaired.

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

Accounting guidance requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company periodically evaluates capitalized computer software costs for impairment. The capitalized software costs had a net book value of $1,364,220 as of December 31, 2012.

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

If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the service element does not meet the criteria for separate accounting set forth in accounting guidance. If the criteria for separate accounting are not met, the entire arrangement is accounted for in conformity with guidance related to long-term construction-type contracts, using the relevant guidance for accounting for performance of construction-type and certain production-type contracts. The Company carefully evaluates the circumstances surrounding the implementations to determine whether the percentage-of-completion method or the completed-contract method should be used. Most implementations relate to the Company’s Telemanagement products and are completed in less than 30 days once the work begins. The Company uses the completed-contract method on contracts that will be completed within 30 days since it produces a result similar to the percentage-of-completion method. On contracts that will take over 30 days to complete, the Company uses the percentage-of-completion method of contract accounting.

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

Related Party Transactions

During the fiscal year ended December 31, 2012, options to purchase 100,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.2475 per share to Mr. Osseiran and Mr. Garrison, members of the Company’s Board of Directors. During the fiscal year ended December 31, 2012, options to purchase 50,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.2475 per share to Mr. Birbeck, the Company’s Chief Executive Officer. During the fiscal year ended December 31, 2012, options to purchase 30,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.2475 per share to Mr. Hanuschek, the Company’s Chief Financial Officer. All of the options granted vest ratably over three years on the anniversary date of the grant. During the fiscal year ended December 31, 2011, options to purchase 81,972 shares of the Company’s Class A common stock were granted at an exercise price of $0.10 per share to Mr. Birbeck, the Company’s Chief Executive Officer. During the fiscal year ended December 31, 2011, options to purchase 58,660 shares of the Company’s Class A common stock were granted at an exercise price of $0.10 per share to Mr. Hanuschek, the Company’s Chief Financial Officer. All of the options granted vest ratably over three years on the anniversary date of the grant.

The Company incurred $92,000 in fees and $35,186 in expenses associated with the Board of Directors activities in 2012 and $54,000 in fees and approximately $9,282 in expenses associated with the Board of Directors activities in 2011.

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $825,000 to the Company. As of December 31, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Salah N. Osseiran, a director of the Company, is the primary owner of Fairford. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand notes had no term and were due on demand. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest under the promissory notes paid in 2011 amounted to $23,919.

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

Not applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTI Group (Holdings) Inc.

We have audited the accompanying consolidated balance sheets of CTI Group (Holdings) Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income / (loss), cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance for reporting comprehensive income in 2012 and retrospectively presented this information as required. Adoption of this guidance did not have a material impact on the Company’s financial position or results of operations and our opinion in not modified with respect to this matter.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Indianapolis, Indiana

March 29, 2013

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,345,390	$2,945,182
Trade accounts receivable, less allowance for doubtful accounts of $97,704 and $59,781, respectively	3,199,128	3,913,278
Prepaid expenses	456,957	568,701
Other current assets	248,721	414,058

Total current assets	6,250,196	7,841,219
Property, equipment, and software, net	2,026,228	1,923,216
Intangible assets, net	1,833,350	2,510,937
Goodwill	2,769,589	2,769,589
Other assets	228,515	78,808

Total assets	$13,107,878	$15,123,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$430,162	$324,661
Accrued expenses	919,518	1,030,278
Accrued wages and other compensation	482,752	312,256
Income tax payable	727,370	591,631
Deferred tax liability	116,482	29,241
Deferred revenue	3,886,152	4,399,765

Total current liabilities	6,562,436	6,687,832
Lease incentive – long term	64,953	74,275
Deferred revenue – long term	811,808	3,034,196
Deferred tax liability – long term	410,444	602,422

Total liabilities	7,849,641	10,398,725
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,178,271 issued at December 31, 2012 and at December 31, 2011	291,783	291,783
Additional paid-in capital	26,117,670	26,061,492
Accumulated deficit	(21,343,000)	(21,939,266)
Accumulated other comprehensive income	383,927	503,178
Treasury stock, 140,250 shares Class A common stock at December 31, 2012 and December 31, 2011 at cost	(192,143)	(192,143)

Total stockholders’ equity	5,258,237	4,725,044

Total liabilities and stockholders’ equity	$13,107,878	$15,123,769

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the years ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
Revenues:
Software sales, service fee and license fee	$16,759,121	$16,969,053
Cost and expenses:
Costs of products and services, excluding depreciation and amortization	4,277,131	4,625,351
Selling, general and administration	6,976,017	8,123,626
Research and development	2,774,604	2,607,326
Depreciation and amortization	1,825,483	1,894,024

Total costs and expenses	15,853,235	17,250,327

Income / (loss) from operations	905,886	(281,274)
Other income:
Interest (income) / expense	(28,937)	21,476
Other (income) / loss	244	(308)

Income / (loss) before income taxes	934,579	(302,442)
Tax expense	338,313	338,309

Net income / (loss)	596,266	(640,751)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(119,251)	94,476

Comprehensive income / (loss)	$477,015	$(546,275)

Basic and diluted net income / (loss) per common share	$0.02	$(0.02)

Basic weighted average common shares outstanding	29,038,021	29,038,021
Diluted weighted average common shares outstanding	29,993,043	29,038,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
Cash flows provided by operating activities:
Net income / (loss)	$596,266	$(640,751)
Adjustments to reconcile net income / (loss) to cash provided by operating activities:
Depreciation and amortization	1,825,483	1,894,024
Allowance for doubtful accounts	44,541	4,644
Deferred income taxes	(132,479)	(11,558)
Stock option grant expense	56,178	40,525
Rent incentive benefit	(37,586)	(109,442)
Loss on disposal of property and equipment	244	421
Changes in operating activities:
Trade accounts receivables	814,595	(815,404)
Note and settlement receivables	—	24,623
Prepaid expenses	126,444	(262,154)
Other assets	14,566	(206,960)
Accounts payable	93,151	(105,831)
Accrued expenses, wages and other compensation	9,909	2,554
Deferred revenue	(3,009,527)	4,995,675
Income taxes payable / refundable	103,537	69,245

Cash provided by operating activities	505,322	4,879,611

Cash flows used in investing activities:
Additions to property, equipment, and software	(1,247,005)	(1,234,128)

Cash used in investing activities	(1,247,005)	(1,234,128)

Cash flows provided by financing activities:
Repayments under credit agreements	—	(825,000)
Advances from shareholder	—	838,509
Repayments of the shareholder advances	—	(1,343,525)

Cash used in financing activities	—	(1,330,016)
Effect of foreign currency exchange rates on cash and cash equivalents	141,891	(50,331)

Increase / (decrease) in cash and cash equivalents	(599,792)	2,265,136
Cash and cash equivalents, beginning of year	2,945,182	680,046

Cash and cash equivalents, end of year	$2,345,390	$2,945,182

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012 and 2011

			Additional		Accumulated Other
	Class A Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	deficit)	Income (loss)	Stock	Equity
Balance, January 1, 2011	29,178,271	$291,783	$26,020,967	$(21,298,515)	$408,702	$(192,143)	$5,230,794
Comprehensive Loss
Net loss	—	—	—	(640,751)	—	—	(640,751)
Foreign currency translation Adjustments	—	—	—	—	94,476	—	94,476
Stock option expense	—	—	40,525	—	—	—	40,525

Balance, December 31, 2011	29,178,271	$291,783	$26,061,492	$(21,939,266)	$503,178	$(192,143)	$4,725,044
Comprehensive Loss
Net income	—	—	—	596,266	—	—	596,266
Foreign currency translation Adjustments	—	—	—	—	(119,251)	—	(119,251)
Stock option expense	—	—	56,178	—	—	—	56,178

Balance, December 31, 2012	29,178,271	$291,783	$26,117,670	$(21,343,000)	$383,927	$(192,143)	$5,258,237

See accompanying notes to consolidated financial statements.

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: CTI Group (Holdings) Inc. and its wholly-owned subsidiaries (the “Company” or “CTI”) design, develop, market and support billing and data management software and services. The Company operates in two business segments: Electronic Invoice Management and Call Accounting Management and Recording. The majority of the Company’s business is in North America and Europe.

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to: adverse economic conditions, risks associated with doing business outside the United States, significant foreign currency fluctuations, restrictive loan covenants, impairments may be recorded on intangibles, loss of its significant customers, inability to enhance existing products and services to meet the evolving needs of customers, the Company’s inability to compete successfully, the Company’s inability to successfully enter new markets, the Company’s inability to maintain an effective system of internal controls, control of the Company’s stock is concentrated among directors and officers, the Company is subject to penny stock rules which may adversely affect trading of the Company’s Class A common stock, and there is not presently an active market for the Company’s Class A common stock.

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

FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned United Kingdom-based subsidiaries. The financial statements of the Company’s foreign subsidiaries have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholders’ equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction loss of approximately $90,000 for the year ended December 31, 2012 and a transaction loss of approximately $17,000 for the year ended December 31, 2011.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and highly liquid investments. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.

ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2012 and 2011, advertising expense was $2,452 and $55,242, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. At December 31, 2012 and 2011, the book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments.

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

COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the greater of (a) the straight-line method over the estimated economic life of the product or (b) the ratio that the current gross revenue for the products bear to the total current and anticipated future gross revenue of the products. The accounting guidance requires the periodic evaluation of the net realizable value of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. See Note 4 – Property, Equipment and Software Development Costs. The Company capitalized $859,617 and $496,005 for the years ended December 31, 2012 and 2011, respectively, in costs related to its software development. The amortization expense for developed software which relates to cost of sales was $759,115 and $851,352 for the years ended December 31, 2012 and 2011, respectively.

GOODWILL AND INTANGIBLE ASSETS: The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company did not record goodwill impairments in 2012 and 2011. An impairment charge is recognized when the fair value of the asset is less than its carrying amount. The Company’s fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Purchased intangible assets other than goodwill are amortized on a straight line basis over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.

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

The following is a rollforward of the allowance for doubtful accounts

Balance as of January 1, 2011	$71,689
Provision	4,644
Bad debt write-off	(16,798)
Recovery of previously written-off accounts	—
Exchange rate fluctuation	246

Balance as of December 31, 2011	$59,781
Provision	44,541
Bad debt write-off	(8,530)
Recovery of previously written-off accounts	0
Exchange rate fluctuation	1,912

Balance as of December 31, 2012	$97,704

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

PRIOR YEAR RECLASSIFICATIONS: Certain amounts in the Consolidated Statement of Comprehensive Income / (Loss) for the year ended December 31, 2011, have been reclassified to conform with current year presentation.

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

	For the Twelve Months Ended December 31,
	2012	2011
Net income / (loss)	$596,266	$(640,751)

Average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options	955,022	—

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,993,043	29,038,021

Net loss per share – Basic:
Net loss per share	$0.02	$(0.02)

Weighted average common and common equivalent shares outstanding	29,993,043	29,038,021

Net loss per share – Diluted:
Net loss per share	$0.02	$(0.02)

Weighted average common and common equivalent shares outstanding	29,993,043	29,038,021

For the year ended December 31, 2011, options and warrants to purchase 6,195,520 shares of Class A common stock with exercise prices ranging from $.08 to $.49 were outstanding. For the year ended December 31, 2011, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the year ended December 31, 2011, would have been 95,075 shares.

CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks in the United States and United Kingdom. At times, these deposits may fluctuate significantly and may be in excess of statutory insured limits. As of December 31, 2012, such deposits exceeded statutory insured limits by $2,038,396. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off $8,530 and $16,798 of receivables deemed to be uncollectible against the established allowance for doubtful accounts for the years ended December 31, 2012 and 2011, respectively.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Comprehensive Income / (Loss).

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $2,774,604 and $2,607,326 for the years ended December 31, 2012 and 2011, respectively.

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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from prior GAAP, which allowed companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the years ended December 31, 2012 and December 31, 2011 is presented in the Company’s Consolidated Statements of Comprehensive Income (Loss) in this Form 10-K. Under the new guidance, certain information included in the Condensed Consolidated Statements of Shareholders’ Equity would be shown in the new statement of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. This Update defers changes in Update 2011-05 that relate to how, when, and where reclassification adjustments are presented. The amendments are being made to allow the Board time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance impacts presentation only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350, Testing of Goodwill for Impairment, which allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. The ASU is effective for fiscal years beginning after December 15, 2011. The Company performed its annual goodwill impairment test as of October 31, 2012. The Company’s adoption of this guidance on January 1, 2012 has not had an impact on its results of operations, financial position, or cash flows.

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

NOTE 2—SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company paid $483,645 and $269,640 in foreign income tax, $0 and $0 for federal income tax in the United States, and $0 and $0 for state taxes in the United States for the years ended December 31, 2012 and 2011, respectively.

NOTE 3—GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Weighted-Average	December 31,
	Useful Lives	2012	2011
Goodwill	—	$4,896,990	$4,896,990
Patents	15	344,850	344,850
Tradenames	9	180,000	180,000
Customer list	9	4,576,813	4,576,813
Technology	8	1,620,000	1,620,000
Other Intangibles	3	493,672	493,672

		12,112,325	12,112,325
Accumulated Goodwill impairment		(2,127,401)	(2,127,401)
Accumulated amortization on Patents		(344,850)	(344,850)
Accumulated amortization on Tradenames		(120,438)	(100,464)
Accumulated amortization on Customer list		(3,203,587)	(2,748,212)
Accumulated amortization on Technology		(1,219,438)	(1,017,200)
Accumulated amortization on Other Intangibles		(493,672)	(493,672)

		$4,602,939	$5,280,526

Amortization expense on intangible assets amounted to $677,587 and $688,540 for the years ended December 31, 2012 and 2011, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2013—$683,611; 2014—$679,173; 2015—$470,566; and thereafter—$0.

NOTE 4—PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

Property, equipment and software development costs consisted of the following:

	December 31,
	2012	2011
Equipment	$1,990,982	$1,896,205
Furniture	765,159	705,289
Leasehold improvements	297,972	244,368
Software development costs	8.969,200	8,036,233

	12,023,313	10,882,095
Less accumulated depreciation and amortization	(9,997,085)	(8,958,879)

	$2,026,228	$1,923,216

Depreciation and amortization expense on property, equipment, and software amounted to $1,147,896 and $1,205,484 for the years ended December 31, 2012 and 2011, respectively. Fixed assets no longer in use in 2012 with an original cost of $111,728 were written off. In 2011, fixed assets, with an original cost of $53,311, were written off.

Amortization expense of developed software amounted to $759,115 and $851,352 for the years ended December 31, 2012 and 2011, respectively. Amortization expense of developed software is a cost of sales.

Accumulated amortization related to developed software amounted to $6,720,007 and $5,962,401 as of December 31, 2012 and December 31, 2011, respectively.

NOTE 5—COMMITMENTS AND CONTINGENCIES

A. LEASE COMMITMENTS:

The Company leases its office facilities and certain equipment under long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through long-term operating leases are as follows:

Year ending December 31:
2013	$489,761
2014	196,460
2015	26,144
2016	3,388
2017	—
Thereafter	—

Total	$715,753

Rent and lease expense was $411,757 and $462,119 for the years ended December 31, 2012 and 2011, respectively. The Company leases 15,931 square feet of office space in Indianapolis for an average cost of $257,643 per year. The Indianapolis lease expires in February 2014. The Company leases 2,323 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $55,000 per annum. The London lease expires in December 2013. The Company leases 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $122,000. The Blackburn lease expires December 2014. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth. In connection with the Indianapolis lease and the Blackburn lease, the lessor contributed money for improvements to the leased premises. The amounts contributed for improvements are being amortized ratably over the life of the lease which reduces the average annual expense related to the leases.

B. CONTINGENCIES:

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company filed a lawsuit for patent infringement under 35 U.S.C. §271 et seq. against Qwest Corporation in the United States District Court for the Southern District of Indiana (“District Court”) on January 12, 2004. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270. On October 30, 2012, the District Court entered an order awarding Qwest Corporation litigation costs in the amount of approximately $250,000. The Company filed a timely notice of appeal on November 13, 2012, and an amended notice of appeal on November 30, 2012. It also was ordered to post a supesedeas bond guaranteeing the payment of costs. The briefing process is ongoing and we anticipate that the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) will issue its opinion in late 2013 or early 2014. As set forth in the appellate brief, filed on February 27, 2013, the Company and legal counsel believe that there are reasonable and persuasive grounds for the appellate court to overturn the District Court’s order granting Qwest Corporation’s motion for summary judgment. The Company and the Company’s legal counsel believe it is more likely than not that the appellate court will overturn the district court’s order granting Qwest Corporation’s motion for summary judgment, which would vitiate the award of costs. As a result, the Company has concluded that it is not probable that it has incurred a loss relating to this matter. The Company believes a range of possible loss, which cannot be reasonably estimated at this time, is between zero and the amount of the judgment. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome.

C. EMPLOYMENT AGREEMENTS:

The Company has entered into employment agreements with certain members of management. The terms of these agreements generally include, but are not limited to, compensation, non-competition, severance and change in control clauses. As of December 31, 2012 and 2011, all relevant amounts have been accrued for under these agreements.

NOTE 6—DEBT OBLIGATIONS AND LIQUIDITY

In October 2010, in order to supplement the Company’s liquidity, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand.

Outstanding principal under a revolving loan with PNC Bank amounted to $825,000 on December 30, 2010. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the Revolving Loan, Fairford advanced $825,000 to the Company. As of December 31, 2012, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand note had no term and was due on demand. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest under the promissory notes amounted to $23,919.

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

As of December 31, 2012, the Company had working capital of $(312,240) and stockholders’ equity of $5,258,237. Included in current liabilities was deferred revenue of $3,886,152 which reflects revenue to be recognized in future periods. Therefore, the cash requirements associated with deferred revenue are expected to be less than the recorded liability.

NOTE 7—INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	Years ended December 31,
	2012	2011
Income tax (benefit) expense:
Current provision
Federal	$—	$—
State	8,166	—
Foreign	465,060	334,678
Deferred
Federal	—	—
State	—	—
Foreign	(134,913)	3,631

Expense / (benefit) for income taxes	$338,313	$338,309

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate was as follows:

	December 31,
	2012	2011
Computed tax benefit at the expected statutory rate	$317,734	$(102,830)
Permanent differences	(38,534)	529,315
Foreign and state tax rate differential	(386,883)	(70,847)
Adjustment of prior year estimate and realized foreign currency translation	(593,045)	(71,871)
Uncertain tax position expense	23,236	15,317
Changes in valuation allowance	1,015,805	39,225

	$338,313	$338,309

The permanent differences are primarily related to a deemed dividend in the United States due to the transfer of cash from the United Kingdom operations to the United States in 2011 and to the nondeductible meals and entertainment and dues partially off-set by additional relief for research and development expenditures in the United Kingdom.

The components of the overall net deferred tax assets were as follows:

	Years Ended December 31,
	2012	2011
Assets
Net operating losses	$4,964,522	$3,987,879
Allowance for doubtful accounts	23,483	14,349
Vacation and bonus compensation and other accruals	103,898	77,239
Deferred revenue	—	119,080
Property tax	5,100	5,100
Stock options expensed	270,418	246,543
Capital loss carryforward	10,365	10,365
State depreciation adjustment	20,868	3,401
Tax credit carryforward	226,806	226,806

Total assets	$5,625,460	$4,690,762
Liabilities
Depreciation and amortization	(431,271)	(489,772)
Deferred revenue	(53,033)	—
Management fee allocation	(117,668)	(106,583)
Deferred acquisition intangibles	(366,549)	(558,010)

Total liabilities	(968,521)	(1,154,365)
Valuation allowance	(5,183,865)	(4,168,060)

Deferred tax liability, net	$(526,926)	$(631,663)

The Company records a valuation allowance against its deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2012, the Company continued to provide a valuation allowance against the Company’s United States deferred tax assets which consist primarily of net operating loss carryforwards net of certain deferred tax liabilities.

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

Balance as of January 1, 2011	$80,289
Tax positions related to the current year:
Additions	15,317
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(174)
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2011	$95,432
Tax positions related to the current year:
Additions	23,236
Reductions	—
Tax positions related to prior years:
Additions	4,738
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2012	$123,406

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in future periods. Consistent with the provisions of accounting guidance for uncertain tax positions, the Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.

The Company and its subsidiaries file income tax returns in the U.S., the state of Indiana and other various states and the foreign jurisdiction of the United Kingdom. The Company remains subject to examination by taxing authorities in the jurisdictions the Company has filed returns for years after 2007. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company accrued for interest and penalties at December 31, 2012 and 2011.

At December 31, 2012, the Company had available unused net operating losses of $12,347,878 and tax credit carryforwards of approximately $226,806 that may be applied against future taxable income and that expire from 2017 to 2032. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2012, the Company had a valuation allowance of $5,183,865 established against the U.S. deferred tax assets as utilization of these tax assets is not assured in the United States. In addition, at December 31, 2012, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested.

NOTE 8—STOCK BASED COMPENSATION

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

At December 31, 2012, there were options to purchase 5,691,350 shares of Class A common stock outstanding consisting of 5,441,350 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were options to purchase 4,391,302 shares of Class A common stock plus 250,000 outside plan stock options that were exercisable as of December 31, 2012. There are 1,814,900 options available to grant under the plan at December 31, 2012.

Information with respect to options was as follows on the date indicated:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2011	5,861,782	$0.08 – $ 0.49	$0.27
Granted	249,068	$0.10	$0.10
Exercised	—	—	—
Cancelled	(955,500)	$0.08 – $ 0.34	0.25

Outstanding, December 31, 2011	5,155,350	$0.08 – $ 0.49	$0.26
Granted	905,000	$0.20 – 0.2475	$0.23
Exercised	—	—	—
Cancelled	(369,000)	$0.08 – $ 0.49	0.29

Outstanding, December 31, 2012	5,691,350	$0.08 – $ 0.40	$0.25

The weighted-average grant-date fair value of options granted during the year 2012 was $0.23. The future compensation costs related to non-vested options at December 31, 2012 is $153,012. The future costs will be recognized over the weighted average period of approximately 3 years.

The following table summarizes options exercisable at December 31:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
December 31, 2011	4,489,602	$0.08 – $0.49	$0.29	$14,666	4.82 years
December 31, 2012	4,641,302	$0.08 – $0.40	$0.26	$197,063	4.42 years

The following table summarizes non-vested options:

Option Shares
December 31, 2011	665,748
Granted	905,000
Cancelled	(21,001)
Vested	(499.699)

December 31, 2012	1,050,048

Included within selling, general and administrative expense for the years ended December 31, 2012 and December 31, 2011 is $56,178 and $40,525, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

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

	2012	2011
Risk-free interest rate	0.50%	0.38%
Dividend yield	0.00%	0.00%
Volatility factor	239.00%	149.30%
Expected lives	5 years	5 years

NOTE 9—MAJOR CUSTOMERS

For the years ended December 31, 2012 and 2011, the Company had revenues from a single customer aggregating $3,347,201 (20% of total revenues) while another customer contributed $1,908,130 (11% of total revenues), respectively. Such customers represent 20% and 11% of software sales, service fee and license fee revenues for the years ended December 31, 2012 and 2011, respectively. The Company had receivables from these customers of $218,437 (6.8% of trade accounts receivable, net) and $143,009 (3.7% of the trade accounts receivable, net) as of December 31, 2012 and December 31, 2011, respectively. The loss of these customers would have a substantial negative impact on the Company.

NOTE 10—RETIREMENT PLAN

The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers certain eligible U.S., full-time employees. The Company matches 100% of participant contributions up to 5% of participant compensation for US employees. The Company made contributions of $101,826 in 2012 and $116,100 in 2011. The Company maintains a defined contribution plan for its U.K. employees. The Company matches for U.K. employees up to 100% of participant contributions up to 5%. The Company made contributions of approximately $168,683 in 2012 and $189,919 in 2011 for U.K. employees.

NOTE 11—SEGMENT INFORMATION

The Company designs, develops, markets and supports billing and data management software and services. In accordance with accounting guidance on disclosures about segments of an enterprise and related information, the Company has two reportable segments: Electronic Invoice Management (“EIM”) and Call Accounting Management and Recording (“CAMRA”). These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

For the twelve months ended December 31, 2011, the Company had previously identified four reportable segments. Due to changes in the products and strategy, the Company has changed the way it views its segments and has reduced the number of segments to two. As the Company’s VoIP products evolved, the Company merged the former VoIP segment and Telemanagement segment. The Company believes that the market for these former segments has merged the product offerings. In 2012, the Company no longer viewed these as separate segments and therefore shared the resources to develop and market these products into the CAMRA segment. The Company shares distribution channels, marketing, sales and research and development resources within the segment. Patent enforcement involved the licensing, protection, enforcement and defense of the Company’s intellectual property and rights. In 2012, the Company determined to no longer show patent enforcement as a business segment as it had become immaterial due to a shift away from the marketing approach to patent enforcement activities as a business strategy. Segment information for the twelve months ended December 31, 2011 has been reclassified for comparative purposes.

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

The following table presents selected financial results by business segment:

2012	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$11,428,480	$5,330,641	$—	$16,759,121
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	9,373,188	3,108,802	—	12,481,990
Depreciation and amortization	1,396,227	424,980	4,276	1,825,483
Income (loss) from operations	3,056,068	(1,081,859)	(1,068,323)	905,886
Long-lived assets	5,831,571	1,017,920	8,191	6,857,682

2011	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$10,389,216	$6,579,837	$—	$16,969,053
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	8,395,533	3,948,169	—	12,343,702
Depreciation and amortization	1,416,658	469,330	8,036	1,894,024
Income (loss) from operations	1,702,375	(908,502)	(1,075,147)	(281,274)
Long-lived assets	6,561,744	716,461	4,345	7,282,550

The following table presents selected financial results by geographic location based on location of customer:

2012	United States	United Kingdom	Consolidated
Net revenues	$3,417,700	$13,341,421	$16,759,121
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	2,343,906	10,138,084	12,481,990
Depreciation and Amortization	430,852	1,394,631	1,825,483
Income / (loss) from operations	(1,634,374)	2,540,260	905,886
Long-lived assets	5,858,691	998,991	6,857,682

2011	United States	United Kingdom	Consolidated
Net revenues	$4,132,884	$12,836,169	$16,969,053
Gross profit (Revenues less costs of products, excluding depreciation and amortization, and patent license cost)	3,059,021	9,284,681	12,343,702
Depreciation and Amortization	500,687	1,393,337	1,894,024
Income / (loss) from operations	(1,467,501)	1,186,227	(281,274)
Long-lived assets	6,083,217	1,199,333	7,282,550

NOTE 12—RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2012, options to purchase 100,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.2475 per share to Mr. Osseiran and Mr. Garrison, members of the Company’s Board of Directors. During the fiscal year ended December 31, 2012, options to purchase 50,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.2475 per share to Mr. Birbeck, the Company’s Chief Executive Officer. During the fiscal year ended December 31, 2012, options to purchase 30,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.2475 per share to Mr. Hanuschek, the Company’s Chief Financial Officer. All of the options granted vest ratably over three years on the anniversary date of the grant. During the fiscal year ended December 31, 2011, options to purchase 81,972 shares of the Company’s Class A common stock were granted at an exercise price of $0.10 per share to Mr. Birbeck, the Company’s Chief Executive Officer. During the fiscal year ended December 31, 2011, options to purchase 58,660 shares of the Company’s Class A common stock were granted at an exercise price of $0.10 per share to Mr. Hanuschek, the Company’s Chief Financial Officer. All of the options granted vest ratably over three years on the anniversary date of the grant.

The Company incurred $92,000 in fees and $35,186 in expenses associated with the Board of Directors activities in 2012 and $54,000 in fees and approximately $9,282 in expenses associated with the Board of Directors activities in 2011.

In October 2010, in order to supplement the Company’s liquidity, Fairford advanced $500,000 to the Company. Subsequent to the advancement, the Company issued to Fairford a demand note, in the aggregate principal amount of $500,000 bearing interest at LIBOR plus 4%. On January 3, 2011, in order to supplement the Company’s liquidity which enabled the Company to repay the revolving loan facility with PNC, Fairford Holdings Limited, a British Virgin Islands company (“Fairford”) advanced $825,000 to the Company. As of December 31, 2010, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock. Salah N. Osseiran, a director of the Company, is the primary owner of Fairford. On January 20, 2011, the board of directors approved the terms of Fairford’s advancement and the form of demand note. Subsequent to the advancement and approval by the board of directors, the Company issued to Fairford a demand note, in the aggregate principal amount of $825,000 bearing interest at LIBOR plus 4%. The demand notes had no term and were due on demand. The advances from Fairford of $1,325,000 documented in the form of two demand promissory notes were repaid and cancelled on May 10, 2011. Accumulated interest under the promissory notes paid in 2011 amounted to $23,919.

On March 7, 2013, a proposal was made by Fairford, Michael Reinarts and John Birbeck, to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share.

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

The Company’s principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the year ended December 31, 2012 that have materially affected or which are reasonably likely to materially affect the Company’s Internal Control. Based on that evaluation, there has been no such change during the year ended December 31, 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempt smaller-reporting companies from Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Name and Age (1)	Business Experience During Past Five Years
Michael J. Reinarts (58) Chairman	Mr. Reinarts became our director in June 2009 and was appointed Chairman on June 9, 2011. He served as an advisor to our board of directors from October 2008 until June 2009. Mr. Reinarts began his career at Arthur Andersen & Co in 1976. Since 1999, he has served as Executive Vice President for the Pohlad Companies. Pohlad Companies include large sports franchises, financial companies, commercial real estate companies, entertainment and media development and distribution. Mr. Reinarts is actively involved in acquisition due diligence, financial and management restructuring and credit facilitation. Mr. Reinarts experience with mergers and acquisitions and his industry experience, both from an investment banking perspective and an executive perspective, provides CTI with insight on acquisition and corporate strategies

John Birbeck (58) President and Chief Executive Officer	Mr. Birbeck served as our Chairman from July 5, 2005 through June 9, 2011. Mr. Birbeck was appointed as our President and Chief Executive Officer on September 13, 2005. Mr. Birbeck, a citizen of the United Kingdom, has served as our director since June, 2001. In 1997, Mr. Birbeck founded Network Achemy Ltd. From 1997 until 2001, Mr. Birbeck served as director of Network Achemy Ltd. From 2000 until 2001, Mr. Birbeck served as director of Avaya Communications. Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr. Birbeck also was a founder of Seer Ltd. in 2000 and serves as its director. Mr. Birbeck’s management experience at CTI and director experience in the technology services industry provides unique insight about the challenges CTI faces due to a rapidly changing competitive marketplace.

Name and Age (1)	Business Experience During Past Five Years
Bengt Dahl (64)	Mr. Dahl, a citizen of Sweden, has served as our director since July 2005. He served as an advisor to our board of directors from 2003 until July 2005. Mr. Dahl is also a director of Fairford Holdings Limited, a company which owned approximately 64% of the Company’s Class A common stock as of April 23, 2012. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Dahl also serves as a director of a number of private and public European companies, which are affiliated with Mr. Osseiran, our director and majority stockholder. Mr. Dahl’s international management and investment banking experience provides valuable insight on international capital markets and management oversight. His experience with mergers and acquisitions provides CTI with insight on acquisition and corporate strategies.

Harold D. Garrison (64)	Mr. Garrison became our director in February, 2001 in connection with the merger between Centillion Data Systems, LLC (“Centillion”) and CTI Group (Holdings) Inc. (the “Centillion Merger”). Mr. Garrison served as Chairman of Centillion from 1988 until the Centillion Merger in February 2001. He also has served as Chairman and Chief Executive Officer of HDG Mansur Group, an international real estate company, since 1982 and served as Chairman of Xila Communications, Inc. from 1983 to 1999. Mr. Garrison has served as the Managing Member of Sunset, LLC. Mr. Garrison’s experience in international capital markets and operations brings global management oversight perspective to CTI.

Thomas W. Grein (61)	Mr. Grein became our director in February 2001 in connection with the Centillion Merger. Mr. Grein served as director of Centillion from October, 1999 until the Centillion Merger. Mr. Grein has been Senior Vice-President and Treasurer of Eli Lilly and Company, a pharmaceutical company, since January, 2000. He served as Executive Director of Investor Relations and Assistant Treasurer from 1994 to 1998 and Executive Director of Finance from 1998 to 2000 in Eli Lilly and Company. Mr. Grein is a member of the board of directors of the Indiana Chamber of Commerce, Walther Cancer Institute, LYNX Capital Corporation, Park Tudor School Board of Trustees, Fuqua School, Health Sector Advisory Board at Duke University and Indianapolis Symphony Investment Committee. Mr. Grein’s financial leadership and international experience provides valuable insight on corporate governance, financial reporting and capital market matters.

Salah N. Osseiran (57)	Mr. Osseiran, a Lebanese citizen, became our director in February 2001, in connection with the Centillion Merger, and served until his resignation in September 2001. He was a director of Centillion from 1987 until the Centillion Merger. Since September 2002, Mr. Osseiran has served as our director. Mr. Osseiran has been the President and Chief Executive Officer of Business Projects Company (“BPC”), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in Lebanon and interests in other business activities in the Middle East. Mr. Osseiran has also been since 1995 a director of the holding companies: Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran brings global perspective from his leadership positions and experience in international enterprises and transactions.

(1)	As of March 12, 2013.

Non-Director Executive Officer

The following table sets forth information regarding the business experience of our non-director executive officer:

Name and Age (1)	Business Experience During Past Five Years
Manfred Hanuschek (52)	Mr. Hanuschek has been our Chief Financial Officer since June 2000 and our Secretary since February 2002. From April 1999 to July 1999, Mr. Hanuschek was employed by us as Chief Financial Officer. Mr. Hanuschek was Senior Vice-President and Chief Financial Officer of IGI, Inc., from July 1999 to June 2000. Mr. Hanuschek was Chief Financial Officer with ICC Technologies, Inc. from 1994 to 1998.

(1)	As of March 12, 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), requires the Company’s directors, officers and persons who beneficially own more than 10% of the Company’s Class A common stock (collectively referred to as “insiders”) to file reports of ownership and changes in ownership of the Company’s Class A common stock with the SEC. The SEC regulations require insiders to furnish the Company with copies of all Section 16(a) forms filed. Based solely on the Company’s review of the copies of such forms received by the Company, the Company believes that the insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2012 except John Birbeck filed one late Form 4 to report a share purchase transaction.

Item 11. Executive Compensation

Executive Officers

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to CTI’s chief executive officer and the other executive officer (collectively referred to as “named executive officers”) whose total compensation for the fiscal year ended December 31, 2012 exceeded $100,000 for all services rendered in all capacities to CTI and our subsidiaries.

Name and Principal Position	Year	Salary ($)		Option Awards ($) (1)		Non-equity Incentive Plan Compensation ($) (2)		All Other Compensation ($) (3)		Total ($)
John Birbeck, Chairman, President and Chief Executive Officer	2012 2011	$ $	330,776 330,776	$ $	9,041 8,560	$ $	13,513 —	$ $	43,320 39,669	$ $	396,650 379,005
Manfred Hanuschek, Chief	2012		$244,028		$5,425		$9,592		$45,966		$305,011
Financial Officer and Secretary	2011		$234,816		$6,125		$—		$45,971		$286,912

(1)	Represents grant date fair value of options granted in each year in accordance with the Financial Accounting Standards Board’s Accounting Standards Topic 718. See Part II, Item 8—Notes to the Consolidated Financial Statements for the year ended December 31, 2012, Note 8, “Stock Based Compensation” for a description of valuation assumptions used in the calculation of grant date fair value. In fiscal 2012, Mr. Birbeck was granted options to purchase 50,000 shares of CTI’s Class A common stock at an exercise price of $0.2475 per share. In fiscal 2012, Mr. Hanuschek was granted options to purchase 30,000 shares of CTI’s Class A common stock at an exercise price of $0.2475 per share. In fiscal 2011, Mr. Birbeck was granted options to purchase 81,972 shares of CTI’s Class A common stock at an exercise price of $0.10 per share. In fiscal 2011, Mr. Hanuschek was granted options to purchase 58,660 shares of CTI’s Class A common stock at an exercise price of $0.10 per share.
(2)	Fiscal year performance bonus for 2012 was paid in 2013. There were no performance bonuses awarded in fiscal years 2011.
(3)	In fiscal 2012, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing and personal travel, to Messrs. Birbeck and Hanuschek: Mr. Birbeck—$0, $6,503, $6,947, $0, $16,428, and $13,442, respectively; Mr. Hanuschek—$12,500, $20,870, $7,158, $5,438, $0, and $0, respectively. In fiscal 2011, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing and personal travel, to Messrs. Birbeck and Hanuschek: Mr. Birbeck—$0, $6,752, $6,947, $0, $15,955, and $10,015, respectively; Mr. Hanuschek—$12,250, $21,401, $6,882, $5,438, $0, and $0, respectively.

Employment Agreements

John Birbeck

On February 1, 2006, we entered into an employment agreement with Mr. Birbeck, effective as of September 13, 2005, pursuant to which Mr. Birbeck serves as our President and Chief Executive Officer and in such other positions as reasonably may be assigned by the Board or the executive committee of the Company (“Executive Committee”).

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

No later than January 31 of each calendar year that Mr. Birbeck is employed by us pursuant to the employment agreement, Mr. Birbeck and the Board must confer and agree on performance targets and goals to be achieved for that calendar year and the amount of a bonus to be paid to Mr. Birbeck depending on the extent of attainment of such targets and goals. The agreement reached by Mr. Birbeck and the Board will be attached as an addendum to the Agreement each calendar year. Since 2006, however, the Board and Mr. Birbeck have historically achieved this result through direct discussions without amending his employment agreement. The parties agree that the amount of bonus payable to Mr. Birbeck for full achievement of all targets and goals in any calendar year will be no less than $250,000 and may exceed that amount if deemed appropriate by the Board in its sole discretion. The Board determined that targets and goals were not achieved and as a result, a partial bonus was awarded for 2012 and no bonus was awarded for 2011. In the event that Mr. Birbeck’s employment with the Company ends during the course of a calendar year, Mr. Birbeck will be eligible for a pro rata amount of the any bonus he would have received if he had remained employed for the full calendar year.

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

Manfred Hanuschek

We entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. The employment agreement renews for successive periods of one year, subject to termination as described below. The current agreement term automatically renewed on January 18, 2013. Mr. Hanuschek’s base salary is subject to yearly review. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by our president or the Board, in his or its sole discretion. Under the employment agreement, Mr. Hanuschek is entitled to receive an automobile allowance, reimbursement of specified expenses and to participate in any savings, 401(k), pension, group medical and other similar plans.

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

Non-Equity Incentive Plan Compensation Awards in 2012

Messrs. Birbeck and Hanuschek were entitled to receive a cash bonus, at the discretion of the Board, if the Company achieved objective financial performance targets based upon the 2012 budget, which required the Company to grow revenue compared to 2011 and become profitable in 2012, and other accomplishments during fiscal 2012. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee considered the financial performance of the Company, the significance and nature of the activities of the named executive officer, and the quality of the named executive officer’s performance, during fiscal 2012. Although the Company did not meet the revenue growth in the 2012 budget, the compensation committee determined to award Messrs. Birbeck and Hanuschek a partial bonus for 2012 due to the Company’s return to profitability in 2012.

Non-Equity Incentive Plan Compensation Awards in 2011

Messrs. Birbeck and Hanuschek were entitled to receive a cash bonus, at the discretion of the Board, if the Company achieved objective financial performance targets based upon the 2011, which required the Company to grow revenue compared to 2010 and become profitable in 2011, and other accomplishments during fiscal 2011. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee considered the financial performance of the Company, the significance and nature of the activities of the named executive officer, and the quality of the named executive officer’s performance, during fiscal 2011. Based on the reported 2011 performance of the Company, the compensation committee determined not to award Messrs. Birbeck or Hanuschek a bonus for 2011.

Terms of Equity Awards

During the fiscal year ended December 31, 2012, Mr. Birbeck was granted an option under the CTI Group (Holdings) Inc. Stock Incentive Plan to purchase 50,000 shares of Class A common stock at an exercise price of $0.2475 per share. This option vests in three equal annual installments beginning on the first anniversary of the date of grant. During the fiscal year ended December 31, 2012, Mr. Hanuschek was granted an option under the Stock Incentive Plan to purchase 30,000 shares of Class A common stock, at an exercise price of $0.2475 per share. This option vests in three equal annual installments beginning on the first anniversary of the date of grant. All of these options expire 10 years from the date of grant.

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

During the year ended December 31, 2012, there were 905,000 options to purchase shares of Class A common stock granted under the Stock Incentive Plan. As of December 31, 2012, options to purchase 5,691,350 shares of Class A common stock had been awarded under the Stock Incentive Plan. Options to purchase 4,641,302 shares of Class A common stock were exercisable as of December 31, 2012.

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

Outstanding Equity Awards at Fiscal Year-End 2012

The following table sets forth information concerning unexercised options outstanding as of December 31, 2012 for each named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Option Exercise Price ($)	Option Expiration Date
John Birbeck(1)	6,250	—		$0.21	11/5/2013
	500,000	—		$0.40	9/29/2015
	250,000	—		$0.31	10/9/2016
	100,000	—		$0.34	2/16/2017
	340,782	—		$0.35	6/12/2017
	250,000	—		$0.31	10/9/2017
	50,000	—		$0.09	10/9/2019
	27,323	54,649	(1)	$0.10	9/8/2021
	—	50,000	(1)	$0.2475	6/29/2022
Manfred Hanuschek(2)	25,000	—		$0.21	11/5/2013
	100,000	—		$0.39	10/11/2015
	300,000	—		$0.34	2/16/2017
	200,000	—		$0.08	7/10/2019
	19,553	39,107	(2)	$0.10	9/8/2021
	—	30,000	(2)	$0.2475	6/29/2022

(1)	Mr. Birbeck’s options vest as follows:
(a)	an option to purchase 6,250 shares of CTI’s Class A common stock granted on November 5, 2003 vested in four equal annual installments beginning on the first anniversary of the grant date.
(b)	an option to purchase 500,000 shares of CTI’s Class A common stock granted on September 29, 2005 vested immediately upon grant.
(c)	an option to purchase 250,000 shares of CTI’s Class A common stock granted on October 9, 2006 vested immediately upon grant.
(d)	an option to purchase 100,000 shares of CTI’s Class A common stock granted on February 16, 2007 vested in three equal annual installments beginning on the first anniversary of the grant date.
(e)	an option to purchase 340,782 shares of CTI’s Class A common stock granted on June 12, 2007 vested immediately upon grant.

(f)	an option to purchase 250,000 shares of CTI’s Class A common stock granted on October 9, 2007 vested immediately upon grant.
(g)	an option to purchase 50,000 shares of CTI’s Class A common stock granted on October 9, 2009 vests in three equal annual installments beginning on the first anniversary of the grant date.
(h)	an option to purchase 81,972 shares of CTI’s Class A common stock granted on September 8, 2011 vests in three equal annual installments beginning on the first anniversary of the grant date.
(i)	an option to purchase 50,000 shares of CTI’s Class A common stock granted on June 29, 2012 vests in three equal annual installments beginning on the first anniversary of the grant date.
(2)	Mr. Hanuschek’s options vest as follows:
(a)	an option to purchase 25,000 shares of CTI’s Class A common stock granted on November 5, 2003 vested in four equal annual installments beginning on the first anniversary of the grant date.
(b)	an option to purchase 100,000 shares of CTI’s Class A common stock granted on October 11, 2005 with 50% vesting immediately upon grant, 25% vesting on the first anniversary of the grant date, and 25% vesting on the second anniversary of the grant date.
(c)	an option to purchase 300,000 shares of CTI’s Class A common stock granted on February 16, 2007 vesting in three equal annual installments beginning on the first anniversary of the grant date.
(d)	an option to purchase 200,000 shares of CTI’s Class A common stock granted on July 10, 2009 vests in three equal annual installments beginning on the first anniversary of the grant date.
(e)	an option to purchase 58,660 shares of CTI’s Class A common stock granted on September 8, 2011 vests in three equal annual installments beginning on the first anniversary of the grant date.
(f)	an option to purchase 30,000 shares of CTI’s Class A common stock granted on June 29, 2012 vests in three equal annual installments beginning on the first anniversary of the grant date.

Retirement Plans and Arrangements

We have established a 401(k) plan for our U.S. employees and a defined contribution plan benefit for our U.K. employees. The employees may participate through salary deductions and contributions. Under the terms of the plans, we may make employer contributions to a participant’s plan account. Such contributions under the plan applicable to the U.S. employees are, for 2012, equal to 100% of the first 5% of each participant’s compensation during the year. All employee contributions are vested immediately. U.S. participants are vested in employer contributions over a three-year period pursuant to a graduated vesting schedule and subject to annual deferral limitations under the Code. U.K. participants are vested in employer contributions immediately and are not subject to deferral limitations. U.K. senior management are entitled to employer contributions of the first 10% of each participant’s contributions to a participant’s plan account.

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

Director Compensation

The following table sets forth information concerning the compensation earned by non-employee directors during the fiscal year ended December 31, 2012. Mr. Birbeck, our President, and Chief Executive Officer, does not receive any compensation for his services as our director. The Board appointed Michael Reinarts as Chairman in June 2011.

Name	Fees Earned or Paid in Cash	Total ($)
Bengt Dahl(1)	$8,000	$8,000
Harold Garrison(2)	$8,000	$8,000
Thomas Grein(3)	$18,000	$18,000
Salah Osseiran(4)	$6,000	$6,000
Michael Reinarts(5)	$44,000	$44,000

(1)	As of December 31, 2012, Mr. Dahl held options to purchase 225,000 shares of CTI’s Class A common stock.
(2)	As of December 31, 2012, Mr. Garrison held options to purchase 287,500 shares of CTI’s Class A common stock.
(3)	As of December 31, 2012, Mr. Grein held options to purchase 156,250 shares of CTI’s Class A common stock.
(4)	As of December 31, 2012 Mr. Osseiran held options to purchase 262,500 shares of CTI’s Class A common stock.
(5)	As of December 31, 2012 Mr. Reinarts held options to purchase 50,000 shares of CTI’s Class A common stock.

The Board agreed to compensate Mr. Reinarts $2,000 a month upon his appointment as Chairman of the Board in June 2011 for his duties as Chairman. Mr. Reinarts also continues to receive fees for his attendance of board or committee meetings as described below.

In fiscal 2012, fees were paid to directors based on attendance of board or committee (other than audit committee) meetings in person or attendees at audit committee meetings either in person or by means of remote communications (e.g. video conferencing, teleconferencing or internet conferencing) plus reasonable expenses, as follows:

(i)	$2,000 for in person attendance at board and committee meetings;

(iii)	$2,000 for in person or remote attendance at audit committee meetings; and

(iv)	$0 for attendance at stockholders’ meetings.

During the fiscal year ended December 31, 2012, Messrs. Dahl, Garrison, Grein, Osseiran, and Reinarts earned non-employee 2012 director fees for their services on the board of directors and committees of the board of directors as applicable, of $8,000, $8,000, $18,000, $6,000 and $44,000, respectively, plus expenses. Total cash reimbursed out of pocket director expenses amounted in the aggregate to approximately $35,186 in the fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 23, 2013 with respect to the beneficial ownership of CTI’s Class A common stock by: (i) each person who is known to us to be the beneficial owner of more than five percent of CTI’s outstanding Class A common stock, (ii) each of CTI’s directors, (iii) each of CTI’s named executive officers, and (iv) all of CTI’s directors and executive officers as a group. As of March 23, 2013, 29,178,271 shares of CTI’s Class A common stock were outstanding, which excludes 140,250 shares of treasury stock.

The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC’s regulations. Accordingly, beneficially-owned securities may include securities to which the individual or entity has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or other convertible securities or rights within 60 days after March 12, 2013. Shares subject to stock options, warrants or other convertible securities or rights, which an individual has the right to acquire within 60 days after March 12, 2013, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. The same shares may be beneficially owned by more than one person, and beneficial ownership may be disclaimed as to any or all of a person’s securities.

Name and Address of Beneficial Owner**	Amount and Nature of Beneficial Ownership of Class A Common Stock		Percent of Class
John Birbeck, President, and Chief Executive Officer	2,271,455	(1)	7.4%
Bengt Dahl, Director	225,000	(2)	*
Harold D. Garrison, Director	187,500	(3)	*
Thomas W. Grein, Director	156,250	(4)	*
Salah N. Osseiran, Director	19,379,075	(5)	66.0%
Michael J. Reinarts, Chairman	2,809,645	(6)	9.6%
Manfred Hanuschek, Chief Financial Officer and Secretary	619,553	(7)	2.1%
All directors and executive officers as a group (7 persons)	25,648,478	(8)	77.7%
Fairford Holdings Limited	19,171,575	(5)	63.7%

*	Less than 1%.
**	The business address of CTI’s directors and executive officers is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.
(1)	Represents 747,100 shares of Class A common stock held by Mr. Birbeck directly and exercisable options to purchase 1,524,355 shares of CTI’s Class A common stock.
(2)	Represents exercisable options to purchase 225,000 shares of CTI’s Class A common stock.
(3)	Represents exercisable options to purchase 187,500 shares of CTI’s Class A common stock.
(4)	Represents exercisable options to purchase 156,250 shares of CTI’s Class A common stock.
(5)	Represents 45,000 shares of CTI’s Class A common stock owned by Salsel Corporation Limited, 17,776,306 shares of CTI’s Class A common stock owned by Fairford Holdings Limited, 355,099 shares of Class A common stock and 1,040,170 shares of Class A common stock issuable upon the exercise of warrants owned by Fairford Scandinavia, and exercisable options to purchase 162,500 shares of CTI’s Class A common stock. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited and Fairford Holdings Limited. Mr. Osseiran is the managing director of Salsel Corporation Limited, a director of Fairford Holdings Limited and the President of Fairford Scandinavia. Bengt Dahl is a director of Fairford Holdings Limited and the chairman of Fairford Scandinavia. However, Mr. Dahl does not have, or share, the voting or investment power over the shares of CTI’s Class A common stock owned by Fairford Holdings Limited or Fairford Scandinavia. The address of the principal office of Fairford Holdings Limited is Ground Floor, Sir Walter Raleigh House, 48/50 Esplanade, St. Helier, Jersey, Channel Islands JE1 4HH. The Fairford Scandinavia address is A.B. Box 40. 831 21 Ostersund, Sweden.

(6)	Represents 2,759,645 shares of Class A common stock held by Mr. Reinarts directly and exercisable options to purchase 50,000 shares of CTI’s Class A common stock.
(7)	Represents exercisable options to purchase 619,553 shares of CTI’s Class A common stock.
(8)	Includes exercisable options to purchase 3,965,328 shares of CTI’s Class A common stock and warrants to purchase 1,040,170 shares of Class A common stock.

Equity Compensation Plan Information

The following table details information regarding CTI’s equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,441,350	$0.25	1,814,900
Equity compensation plans not approved by security holders(2)	1,290,170	$0.28	—

Total	6,731,520	$0.26	1,814,900

(1)	As of December 8, 2005, the Company’s Stock Incentive Plan replaced the Company’s prior Amended and Restated Stock Option and Restricted Stock Plan. Of the 5,441,350 options listed in column (a) above, 1,103,000 shares of Class A common stock may be issued upon exercise of outstanding options which were issued under the Company’s prior Amended and Restated Stock Option and Restricted Stock Plan and 4,338,350 shares of Class A common stock may be issued upon exercise of outstanding options which were issued under the Stock Incentive Plan.
(2)	The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements (referred to as “outside plan stock options”). Outside plan stock options to purchase 250,000 shares of Class A common stock at an exercise price of $0.31 per share were granted to Mr. Birbeck in 2007. This option expires in 2017. Outside plan warrants to purchase in the aggregate 419,495 shares of Class A common stock at an exercise price of $0.34 per share were granted to Fairford Holdings Scandinavia in 2007. This warrant expires in 2017. Outside plan warrants to purchase 620,675 shares of CTI’s Class A common stock at an exercise price of $0.22 per share, subject to adjustments, were granted to Fairford Holdings Scandinavia in 2008. This warrant expires in 2018. As of December 31, 2012, all of the foregoing outside plan stock options were fully vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended December 31, 2012, options to purchase 100,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.2475 per share to Mr. Osseiran and Mr. Garrison, members of the Company’s Board of Directors. During the fiscal year ended December 31, 2012, options to purchase 50,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.2475 per share to Mr. Birbeck, the Company’s Chief Executive Officer. During the fiscal year ended December 31, 2012, options to purchase 30,000 shares of the Company’s Class A common stock were granted at an exercise price of $0.2475 per share to Mr. Hanuschek, the Company’s Chief Financial Officer. All of the options granted vest ratably over three years on the anniversary date of the grant. During the fiscal year ended December 31, 2011, options to purchase 81,972 shares of the Company’s Class A common stock were granted at an exercise price of $0.10 per share to Mr. Birbeck, the Company’s Chief Executive Officer. During the fiscal year ended December 31, 2011, options to purchase 58,660 shares of the Company’s Class A common stock were granted at an exercise price of $0.10 per share to Mr. Hanuschek, the Company’s Chief Financial Officer. All of the options granted vest ratably over three years on the anniversary date of the grant.

The Company incurred $92,000 in fees and $35,186 in expenses associated with the Board of Directors activities in 2012 and $54,000 in fees and approximately $9,282 in expenses associated with the Board of Directors activities in 2011.

On March 7, 2013, a proposal was made by Fairford, Michael Reinarts and John Birbeck, to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share.

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

Item 14. Principal Accounting Fees and Services

Crowe Horwath LLP served as our independent public accountants and conducted the audit of our consolidated financial statements for each of the fiscal years ended December 31, 2012 and 2011

Category	2012	2011
Audit Fees	$170,426	$194,140
Audit-Related Fees	—	—
Tax Fees	14,984	15,200
All Other Fees	—	—

Total	$185,410	$209,340

Audit Fees. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $170,426 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2012. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $194,140 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2011.

Audit-Related Fees. There were no audit related fees in 2012 or 2011.

Tax Fees. The aggregate fees billed by Crowe Horwath LLP in the fiscal years ended December 31, 2012 and December 31, 2011 for professional services rendered to CTI’s UK subsidiaries for tax compliance, tax advice and tax planning were $14,984 and $15,200, respectively. We use another accountant for U.S. corporate income tax compliance, advice and planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Crowe Horwath LLP in fiscal 2012 and 2011. The Audit Committee had authorized the Chief Financial Officer to engage Crowe Horwath LLP at his discretion for additional audit-related and non audit-related services of up to $25,000 for 2012 and 2011. None of the services pre-approved by the Audit Committee during 2012 and 2011 utilized the de minimis exception to pre-approval.

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

10.22 Demand Promissory Note between Fairford Holdings, Ltd. and CTI Group (Holdings) Inc dated October 6, 2010 incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 30, 2011.

10.23 Demand Promissory Note between Fairford Holdings, Ltd. and CTI Group (Holdings) Inc dated January 3, 2010, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011.

10.24 Office Lease dated October 29, 2012, between CTI Data Solutions Limited and Spherion Technology (UK) Limited.

10.25 Office Lease Dated October 23, 2012, between CTI Billing Solutions Limited and Canal & River Trust.

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

CTI Group (Holdings) Inc.

By:	/s/ John Birbeck
Name:	John Birbeck
Title:	President and Chief Executive Officer
Date:	March 29, 2013

In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2013	/s/ John Birbeck
Date	John Birbeck
President and Chief Executive Officer
(Principal Executive Officer)

March 29, 2013	/s/ Manfred Hanuschek
Date	Manfred Hanuschek
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 29, 2013	/s/ Michael Reinarts
Date	Michael Reinarts
Chairman, Board of Directors

March 29, 2013	/s/ Harold Garrison
Date	Harold Garrison,
Member, Board of Directors

March 29, 2013	/s/ Bengt Dahl
Date	Bengt Dahl
Member, Board of Directors

March 29, 2013	/s/ Thomas Grein
Date	Thomas Grein
Member, Board of Directors

March 29, 2013	/s/ Salah Osseiran
Date	Salah Osseiran
Member, Board of Directors