Form 10-Q
period 2013-03-31
CTI GROUP HOLDINGS INC
filed 2013-05-15
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2013, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,178,271.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the U.S., ability to obtain a loan facility or receive additional advances from Fairford Holdings, Limited, a British Virgin Islands Company, who, as of March 31, 2013, owned beneficially 60.7% of the Company’s Class A common stock (“Fairford”), if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, ability to attract and retain customers to purchase the Company’s products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013 (unaudited)	2012
ASSETS
Cash and cash equivalents	$1,764,197	$2,345,390
Trade accounts receivable, less allowance for doubtful accounts of $37,422 and $97,704, respectively	2,584,831	3,199,128
Prepaid expenses	527,530	456,957
Other current assets	202,935	248,721

Total current assets	5,079,493	6,250,196
Property, equipment, and software, net	2,027,003	2,026,228
Intangible assets, net	1,664,788	1,833,350
Goodwill	2,769,589	2,769,589
Other assets	228,474	228,515

Total assets	$11,769,347	$13,107,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$274,641	$430,162
Accrued expenses	953,581	919,518
Accrued wages and other compensation	513,177	482,752
Income tax payable	887,117	727,370
Deferred tax liability – short term	175,600	116,482
Deferred revenue	3,560,381	3,886,152

Total current liabilities	6,364,497	6,562,436
Lease incentive – long term	86,649	64,953
Deferred revenue – long term	222,578	811,808
Deferred income tax liability – long term	265,337	410,444

Total liabilities	6,939,061	7,849,641

Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,178,271 issued at March 31, 2013 and at December 31, 2012	291,783	291,783
Additional paid-in capital	26,133,199	26,117,670
Accumulated deficit	(21,895,391)	(21,343,000)
Other comprehensive income – foreign currency translation	492,838	383,927
Treasury stock, 140,250 shares, at cost	(192,143)	(192,143)

Total stockholders’ equity	4,830,286	5,258,237

Total liabilities and stockholders’ equity	$11,769,347	$13,107,878

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Software sales, service fee and license fee revenue	$3,885,326	$4,367,837
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,042,327	1,154,911
Selling, general and administration	1,867,824	1,841,002
Research and development	808,979	592,568
Depreciation and amortization	503,986	445,550

Total costs and expenses	4,223,116	4,034,031

Income / (loss) from operations	(337,790)	333,806
Other (income) / expense
Interest income	(1,146)	(2,924)

Total other (income) / expense	(1,146)	(2,924)
Income / (loss) before income taxes	(336,644)	336,730
Tax expense	215,747	223,200

Net income / (loss)	(552,391)	113,530

Other comprehensive income / (loss)
Foreign currency translation adjustment	108,911	(88,811)

Comprehensive income / (loss)	$(443,480)	$24,719

Basic and diluted net income / (loss) per common share	$(0.02)	$0.00

Basic weighted average common shares outstanding	29,038,021	29,038,021
Diluted weighted average common shares outstanding	29,038,021	29,258,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income / (loss)	$(552,391)	$113,530
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	503,986	445,550
Provision for doubtful accounts	7,780	10,891
Deferred income taxes	(53,595)	(22,623)
Recognition of rent incentive benefit	46,357	(23,343)
Stock option grant expense	15,529	10,081
Changes in operating assets and liabilities:
Trade receivables	439,622	710,299
Prepaid expenses	(88,835)	107,921
Income taxes	213,896	57,074
Other assets	46,706	21,835
Accounts payable	(139,549)	(44,637)
Accrued expenses	63,233	(71,291)
Accrued wages and other compensation	53,096	162,625
Deferred revenue	(651,532)	(517,508)

Cash (used in) / provided by operating activities	(95,697)	960,404

Cash flows used in investing activities:
Additions to property, equipment, and software	(348,699)	(305,021)

Cash used in investing activities	(348,699)	(305,021)

Cash flows used in financing activities:
Cash used in financing activities	—	—

Effect of foreign currency exchange rates on cash and cash equivalents	(136,797)	113,963

(Decrease) / increase in cash and cash equivalents	(581,193)	769,346
Cash and cash equivalents, beginning of period	2,345,390	2,945,182

Cash and cash equivalents, end of period	$1,764,197	$3,714,528

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

Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $259,498 and $186,878 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid income taxes of approximately $61,700 and $185,010 during the three months ended March 31, 2013 and 2012, respectively, for taxes on prior year income.

NOTE 3: Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other accruals approximate their fair values because of their nature and expected duration.

NOTE 4: Debt Obligations and Liquidity

None.

NOTE 5: New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update further clarified the guidance previously issued under ASU No. 2011-11, which required both gross and net presentation of offsetting assets and liabilities. The new requirements were effective retrospectively for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance was issued in response to ASU No. 2011-05 and required disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income, if the amounts reclassified are required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period. For other amounts not required to be reclassified to net income in their entirety in the same reporting period, or when a portion of the amount is reclassified to a balance sheet account instead of directly to income or expense, a cross reference to the related footnote disclosures for additional information should be provided. The new requirements were effective prospectively for fiscal years beginning on or after December 15, 2012, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The new requirements are effective for fiscal years that begin on or after December 15, 2013, and for interim periods within those fiscal years. Retrospective presentation for all comparative periods presented is required. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance clarifies the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The new requirements are effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position or cash flows.

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

	For the Three Months Ended March 31,
	2013	2012
Net income / (loss)	$(552,391)	$113,530

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	220,000

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,021	29,258,021

Basic:
Net income / (loss) per share	$(0.02)	$0.00

Weighted average common shares outstanding	29,038,021	29,038,021

Diluted:
Net income / (loss) per share	$(0.02)	$0.00

Weighted average common and common equivalent shares outstanding	29,038,021	29,258,021

For the three months ended March 31, 2013, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of March 31, 2013, there were 1,814,900 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

At March 31, 2013, there were options to purchase 5,691,350 shares of Class A common stock outstanding consisting of 5,441,350 Plan and Stock Incentive Plan options and 250,000 Outside Plan Stock Options. There were exercisable options to purchase an aggregate of 4,391,302 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were Outside Plan Stock Options as of March 31, 2013.

Information with respect to options was as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2013	5,691,350	$0.08 — $ 0.40	$0.25
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—

Outstanding, March 31, 2013	5,691,350	$0.08 — $ 0.40	$0.25

The future compensation costs related to non-vested options at March 31, 2013 is $137,484. The future costs will be recognized over the weighted average period of approximately 2.50 years.

The following table summarizes options exercisable at March 31, 2013:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
March 31, 2013	4,641,302	$0.08-$ 0.40	$0.27	$262,733	4.17 years

The following table summarizes non-vested options:

Option Shares
January 1, 2013	1,050,048
Granted	—
Expired	—
Vested	—

March 31, 2013	1,050,048

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table:

2012
Risk-free interest rate	0.38%
Dividend yield	0.00%
Volatility factor	239.36%
Expected lives	5 years

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

On February 16, 2007, the Company and Fairford Holdings Scandinavia AB (“Fairford Scandinavia”), a wholly-owned subsidiary of Fairford Holdings Limited (“Fairford”), entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Scandinavia a Class A common stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A common stock of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into a new Securities Purchase Agreement with Fairford Scandinavia and issued an additional warrant to Fairford Scandinavia to purchase shares of Class A common stock based on the interest rate savings (the “Additional Warrant”).

Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of March 31, 2013, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.

Included within selling, general and administrative expense for the three months ended March 31, 2013 and March 31, 2012 was $15,529 and $10,081, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of March 31, 2013, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of any such pending claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2013, the Company’s valuation allowance related only to net deferred tax assets in the United States. In addition, at March 31, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be indefinitely reinvested.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of March 31, 2013 and March 31, 2012, the Company had $120,961 and $103,712 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of March 31, 2013.

For the three months ended March 31, 2013 and March 31, 2012, the Company recorded $215,747 and $223,200, respectively, of income tax expense. The income tax expense was primarily related to the United Kingdom operations. The difference between the statutory rate and the actual rate is primarily due the valuation allowance related to the net deferred tax assets in the United States and a true-up of prior year tax estimates in the United Kingdom due to a larger permanent difference in fixed asset depreciation than previously anticipated.

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

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2013 and 2012 is shown in the following tables.

	For Three Months Ended March 31, 2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,607,537	$1,277,789	$—	$3,885,326
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	2,104,522	738,477	—	2,842,999
Depreciation and amortization	359,602	143,285	1,099	503,986
Income (loss) from operations	509,414	(439,692)	(407,512)	(337,790)
Long-lived assets	5,693,709	989,054	7,091	6,689,854

	For Three Months Ended March 31, 2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,949,225	$1,418,612	$—	$4,367,837
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	2,349,354	863,572	—	3,212,926
Depreciation and amortization	343,833	100,703	1,014	445,550
Income (loss) from operations	892,169	(252,680)	(305,683)	333,806
Long-lived assets	6,348,405	784,861	11,452	7,144,718

The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2013
	United States	United Kingdom	Consolidated
Revenues	$792,157	$3,093,169	$3,885,326
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	521,702	2,321,297	2,842,999
Depreciation and amortization	143,874	360,112	503,986
Income (loss) from operations	(758,058)	420,268	(337,790)
Long-lived assets	5,654,483	1,035,371	6,689,854

	For Three Months Ended March 31, 2012
	United States	United Kingdom	Consolidated
Revenues	$992,749	$3,375,088	$4,367,837
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	720,175	2,492,751	3,212,926
Depreciation and amortization	104,679	340,871	445,550
Income (loss) from operations	(366,399)	700,205	333,806
Long-lived assets	6,008,841	1,135,877	7,144,718

NOTE 12 – Related Party Transactions

On March 7, 2013, a proposal (the “Proposal”) was made by Fairford, Michael Reinarts who is the Chairman of the Company’s Board of Directors and John Birbeck who is the Company’s Chief Executive Officer, to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share. On March 8, 2013, the Company’s Board of Directors formed a Special Committee to, among other things, evaluate and determine the Company’s response to the Proposal.

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

The Company reported revenue in the EIM segment of $2.6 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively. For the CAMRA segment, the Company recorded revenues of $1.3 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

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

Financial Condition

In the three months ended March 31, 2013, the stockholders’ equity decreased $427,951 from $5,258,237 as of December 31, 2012 to $4,830,286 as of March 31, 2013 primarily as a result of the net loss of $552,391, partially off-set by other comprehensive gain, related to foreign currency translation adjustment, of $108,911, for the three months ended March 31, 2013. The Company realized a decrease in net current assets (current assets, less current liabilities) of $972,764 which was primarily attributable to a decrease in cash and accounts receivable in the three months ended March 31, 2013.

At March 31, 2013, cash and cash equivalents were $1,764,197 compared to $2,345,390 at December 31, 2012, and such decrease was primarily attributable to cash used in investing activities of $348,699 along with cash used in operating activities for the three months ended March 31, 2013 of $95,697. The cash used in operating activities in the three months ended March 31, 2013 of $95,697 was primarily attributable to the net loss of $552,391 and a decrease in deferred revenue of $651,532 which was partially offset by depreciation and amortization of $503,986 and a decrease in receivables of $439,622. Cash utilized in investing activities of $348,699 related to additions to property, equipment and software. The Company generates approximately 79.6% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has weakened by 6.5% in relation to the United States dollar during the three month period ended March 31, 2013.

Results of Operations (Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012)

Revenues

Revenues from operations for the three months ended March 31, 2013 decreased $482,511, or 11.0%, to $3,885,326 as compared to $4,367,837 for the three months ended March 31, 2012. Overall revenues decreased primarily as a result of decreased sales in the EIM segment. Revenues derived from the United Kingdom operations represented 79.6% and 77.3% of total revenues for the three months ended March 31, 2013 and 2012, respectively. The increase in the percentage of total revenues attributable to United Kingdom operations was primarily related to decreased sales in the United States CAMRA segment. The United States revenues decreased by $200,592, or 20.2%, to $792,157 for the three months ended March 31, 2013 compared to $992,749 for the three months ended March 31, 2012. Such decrease was primarily related to a decrease in revenue in the CAMRA segment sales in the United States due to fewer installations in 2013. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 24.9% of the total revenues for the three months ended March 31, 2013 and approximately 25.3% for the three months ended March 31, 2012.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2013, decreased $112,584, or 9.7%, to $1,042,327, as compared to $1,154,911 for the three months ended March 31, 2012. The decrease was primarily related to costs associated with decreased revenue. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment decreased $15,728 to $539,312 for the three months ended March 31, 2013 from $555,040 for the three months ended March 31, 2012. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $96,856 to $503,015 for the three months ended March 31, 2013 compared to $599,871 for the three months ended March 31, 2012. The cost of products and services, excluding depreciation and amortization, was 26.8% of revenue for the three months ended March 31, 2013, as compared to 26.4% of revenue for the three months ended March 31, 2012.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended March 31, 2013 increased $26,822, or 1.5%, to $1,867,824 compared to $1,841,002 for the three months ended March 31, 2012. The increase was primarily due to professional fees incurred. Selling, general and administrative costs related to the CAMRA segment decreased by $86,441 to $647,708 for the three months ended March 31, 2013 compared to $734,149 for the three months ended March 31, 2012. Selling, general and administrative costs related to the EIM segment increased by $11,519 to $813,703 for the three months ended March 31, 2013 compared to $802,184 for the three months ended March 31, 2012. Selling, general and administrative costs related to the Corporate allocation increased by $101,744 to $406,413 for the three months ended March 31, 2013 compared to $304,669 for the three months ended March 31, 2012 which was primarily due to an increase in professional fees.

Research and Development Expense

Research and development expense for the three months ended March 31, 2013 increased $216,411, or 36.5%, to $808,979 as compared to $592,568 for the three months ended March 31, 2012. Research and development costs related to the CAMRA segment increased $105,776 to $387,176 for the three months ended March 31, 2013 compared to $281,400 for the three months ended March 31, 2012. Research and development expense related to the EIM segment increased $110,635 to $421,803 for the three months ended March 31, 2013 compared to $311,168 for the three months ended March 31, 2012. Research and development costs that were capitalized during the three months ended March 31, 2013 and March 31, 2012 amounted to $223,388 and $257,051, respectively. Research and development costs allocated to cost of goods sold during the three months ended March 31, 2013 and March 31, 2012 amounted to $137,442 and $219,966, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2013 increased $58,436 to $503,986 from $445,550 in the three months ended March 31, 2012.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software which amounted to $259,498 and $186,878 for the three months ended March 31, 2013 and 2012, respectively.

Other Income and Expense

The Company realized interest income of $1,146 for the three months ended March 31, 2013 compared to interest income of $2,924 for the three months ended March 31, 2012. The reduction in interest income was primarily associated with a decrease in the amount of invested cash.

Taxes

The tax expense for the three months ended March 31, 2013 decreased $7,453, or 3.3%, to $215,747 as compared to $223,200 for the three months ended March 31, 2012. The tax expense for the three months ended March 31, 2013 and March 31, 2012 was due to the pre-tax income in the United Kingdom of $421,414 and $707,127, respectively. The increase in the effective tax rate in 2013 was caused by a true-up of the prior year provision.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of March 31, 2013, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized a net loss for the three months ended March 31, 2013 of $552,391 compared to net income of $113,530 for the three months ended March 31, 2012. The change to a net loss was primarily associated with the reduction of revenue of $482,511 for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents decreased $581,193 to $1,764,197 as of March 31, 2013 compared to $2,345,390 as of December 31, 2012. The decrease in cash and cash equivalents, during the three months ended March 31, 2013 was predominately related to cash spent on property, equipment, and software of $348,699 along with cash flows used in operations of $95,697. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $136,797.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the three months ended March 31, 2013 of $509,414 and $(439,692), respectively. The Corporate Allocation expense was $(407,512) for the three months ended March 31, 2013. The United States location generated a loss from operations for the three months ended March 31, 2013 of $(758,058), which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same period of $420,268.

The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company’s EIM segment and if necessary from the cash balance at March 31, 2013. As of March 31, 2013, the Company did not and as of the date of this Form 10-Q does not have an operating line credit facility in place.

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

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of March 31, 2013, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations. In addition, at March 31, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be indefinitely reinvested.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2013.

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

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. No impairment was identified in 2012. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.

The Company has allocated goodwill and a significant component of its intangible assets to CTI Billing Solutions Limited, as that entity is considered a separate reporting unit. The Company performed its last annual impairment analysis on goodwill as of October 1, 2012, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The results of this analysis indicated that there was no impairment as of the date of our annual impairment determination and that further impairment analysis was not required.

The Company recognizes that the market for our stock can be below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock, a significant portion of the Company’s Class A common stock (approximately 67%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap,” the Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock.

Because of the Company’s continued relatively low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. As of May 7, 2013, the Company’s “market cap” was above the Company’s book value. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business unit’s operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at March 31, 2013.

The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at March 31, 2013. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

Included within selling, general and administrative expense for the three months ended March 31, 2013 and March 31, 2012 was $15,529 and $10,081, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $62,000, $60,000, $31,000 and $0 for the fiscal years ending December 31, 2013, 2014, 2015 and 2016, respectively, of compensation costs for non-vested stock options previously granted to employees.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update further clarified the guidance previously issued under ASU No. 2011-11, which required both gross and net presentation of offsetting assets and liabilities. The new requirements were effective retrospectively for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance was issued in response to ASU No. 2011-05 and required disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income, if the amounts reclassified are required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period. For other amounts not required to be reclassified to net income in their entirety in the same reporting period, or when a portion of the amount is reclassified to a balance sheet account instead of directly to income or expense, a cross reference to the related footnote disclosures for additional information should be provided. The new requirements were effective prospectively for fiscal years beginning on or after December 15, 2012, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The new requirements are effective for fiscal years that begin on or after December 15, 2013, and for interim periods within those fiscal years. Retrospective presentation for all comparative periods presented is required. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position or cash flows.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance clarifies the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The new requirements are effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

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

Item 1A – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1 -	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2 -	Section 1350 Certification of the Chief Financial Officer

Exhibit 101 -	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ John Birbeck
John Birbeck	Date: May 15, 2013
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: May 15, 2013
Chief Financial Officer
(Principal Financial Officer)