Form 10-Q
period 2013-06-30
CTI GROUP HOLDINGS INC
filed 2013-08-14
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2013, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,179,271.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the U.S., ability to obtain a loan facility or receive additional advances from Fairford Holdings, Limited, a British Virgin Islands Company, who, as of June 30, 2013, owned beneficially 60.7% of the Company’s Class A common stock (“Fairford”), if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, ability to attract and retain customers to purchase the Company’s products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$924,123	$2,345,390
Trade accounts receivable, less allowance for doubtful accounts of $33,601 and $97,704, respectively	3,002,643	3,199,128
Prepaid expenses	339,375	456,957
Other current assets	312,047	248,721

Total current assets	4,578,188	6,250,196
Property, equipment, and software, net	2,027,892	2,026,228
Intangible assets, net	1,494,435	1,833,350
Goodwill	2,769,589	2,769,589
Other assets	228,440	228,515

Total assets	$11,098,544	$13,107,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$427,713	$430,162
Accrued expenses	1,127,429	919,518
Accrued wages and other compensation	394,617	482,752
Note payable – short term	39,643	—
Income tax payable	663,316	727,370
Deferred tax liability – short term	215,666	116,482
Deferred revenue	3,165,894	3,886,152

Total current liabilities	6,034,278	6,562,436
Lease incentive – long term	81,314	64,953
Note payable – long term	127,832	—
Deferred revenue – long term	187,118	811,808
Deferred income tax liability – long term	171,688	410,444

Total liabilities	6,602,230	7,849,641

Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,179,271 issued at June 30, 2013 and 29,178,271 issued at December 31, 2012	291,793	291,783
Additional paid-in capital	26,148,928	26,117,670
Accumulated deficit	(22,246,706)	(21,343,000)
Other comprehensive income – foreign currency translation	494,442	383,927
Treasury stock, 140,250 shares, at cost	(192,143)	(192,143)

Total stockholders’ equity	4,496,314	5,258,237

Total liabilities and stockholders’ equity	$11,098,544	$13,107,878

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Six months ended June 30,
	2013	2012
Revenues:
Software sales, service fee and license fee revenue	$7,769,302	$8,823,651
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,051,967	2,302,289
Selling, general and administration	3,779,187	3,620,634
Research and development	1,518,841	1,346,539
Depreciation and amortization	978,172	896,886

Total costs and expenses	8,328,167	8,166,348

Income / (loss) from operations	(558,865)	657,303
Other (income) / expense
Interest income	(2,370)	(6,023)

Total other (income) / expense	(2,370)	(6,023)

Income / (loss) before income taxes	(556,495)	663,326
Tax expense	347,212	279,773

Net income / (loss)	(903,707)	383,553
Other comprehensive income / (loss)
Foreign currency translation adjustment	110,515	(32,602)

Comprehensive income / (loss)	($793,192)	$350,951

Basic and diluted net income / (loss) per common share	$(0.03)	$0.01

Basic weighted average common shares outstanding	29,038,496	29,038,021
Diluted weighted average common shares outstanding	29,038,496	29,878,396

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,
	2013	2012
Revenues:
Software sales, service fee and license fee revenue	$3,883,976	$4,455,814
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,009,640	1,147,378
Selling, general and administration	1,911,363	1,779,632
Research and development	709,862	753,971
Depreciation and amortization	474,186	451,336

Total costs and expenses	4,105,051	4,132,317

Income / (loss) from operations	(221,075)	323,497
Other (income) / expense
Interest income	(1,224)	(3,099)

Total other (income) / expense	(1,224)	(3,099)

Income / (loss) before income taxes	(219,851)	326,596
Tax expense	131,465	56,573

Net income / (loss)	(351,316)	270,023
Other comprehensive income / (loss)
Foreign currency translation adjustment	1,604	56,209

Comprehensive income / (loss)	$(349,712)	$326,232

Basic and diluted net income / (loss) per common share	$(0.01)	$0.01

Basic weighted average common shares outstanding	29,038,966	29,038,021
Diluted weighted average common shares outstanding	29,038,966	30,054,248

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income / (loss)	$(903,707)	$383,553
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	978,172	896,886
Provision for doubtful accounts	(16,126)	12,171
Deferred income taxes	(107,634)	(82,510)
Recognition of rent incentive benefit	44,617	(47,380)
Stock option grant expense	31,057	20,161
Loss on disposal of property and equipment	—	244
Changes in operating assets and liabilities:
Trade receivables	34,466	778,492
Prepaid expenses	128,332	180,721
Income taxes	(17,450)	120,511
Other assets	77,329	72,341
Accounts payable	13,712	(74,039)
Accrued expenses	232,389	(78,424)
Accrued wages and other compensation	(66,657)	208,972
Deferred revenue	(1,082,810)	(1,586,869)

Cash (used in) / provided by operating activities	(654,310)	804,830

Cash flows used in investing activities:
Additions to property, equipment, and software	(652,104)	(531,772)

Cash used in investing activities	(652,104)	(531,772)

Cash flows provided by financing activities:
Exercise of stock options	210	—

Cash provided by financing activities	210	—

Effect of foreign currency exchange rates on cash and cash equivalents	(115,063)	16,855

(Decrease) / increase in cash and cash equivalents	(1,421,267)	289,913
Cash and cash equivalents, beginning of period	2,345,390	2,945,182

Cash and cash equivalents, end of period	$924,123	$3,235,095

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

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $455,856 and $373,957 for the six months ended June 30, 2013 and 2012, respectively. Amortization expense of developed software amounted to $196,358 and $187,079 for the three months ended June 30, 2013 and 2012, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid $0 for current year income tax estimates for the six months ended June 30, 2013 and 2012. The Company paid income taxes of approximately $474,949 and $235,546 during the six months ended June 30, 2013 and 2012, respectively, for prior year taxes.

On May 31, 2013, the Company entered into a financing arrangement agreement with a vendor for $166,600 (the “Payment Plan”) for supporting software. The Company will make twelve quarterly payments of $15,341 beginning on September 1, 2013. The interest rate implicit on the Payment Plan is 6.3%.

NOTE 3: Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, note payable, and other accruals approximate their fair values because of their nature and expected duration.

NOTE 4: Debt Obligations and Liquidity

The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations. The Company is also seeking new credit facility and other financing arrangements. If the Company is unable to generate adequate cash from operations, enter into a new credit facility or other financing arrangements, or raise funds through the sale of debt to support operations, the Company may seek additional funds from Fairford Holdings Limited (“Fairford”). There can be no assurance the Company will be successful in such efforts.

NOTE 5: New Accounting Pronouncements

In January 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update further clarified the guidance previously issued under ASU No. 2011-11, which required both gross and net presentation of offsetting assets and liabilities. The new requirements were effective retrospectively for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income / (loss)	$(351,316)	$270,023	$(903,707)	$383,553

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,038,966	29,038,021	29,038,496	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	1,016,227	—	840,375

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,038,966	30,054,248	29,038,496	29,878,396

Basic:
Net income / (loss) per share	$(0.01)	$0.01	$(0.03)	$0.01

Weighted average common shares outstanding	29,038,966	29,038,021	29,038,496	29,038,021

Diluted:
Net income / (loss) per share	$(0.01)	$0.01	$(0.03)	$0.01

Weighted average common and common equivalent shares outstanding	29,038,966	30,054,248	29,038,496	29,878,396

For the three and six months ended June 30, 2013, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of June 30, 2013, there were 1,886,400 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

At June 30, 2013, there were options to purchase 5,618,850 shares of Class A common stock outstanding consisting of 5,368,850 Plan and Stock Incentive Plan options and 250,000 Outside Plan Stock Options. There were exercisable options to purchase an aggregate of 4,530,451 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were Outside Plan Stock Options as of June 30, 2013.

Information with respect to options was as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2013	5,691,350	$0.08—$ 0.40	$0.25
Granted	—	—	—
Exercised	(1,000)	$0.21	$0.21
Expired	(71,500)	$0.08—$ 0.225	$0.12

Outstanding, June 30, 2013	5,618,850	$0.08—$ 0.40	$0.26

The future compensation costs related to non-vested options at June 30, 2013 is $119,794. The future costs will be recognized over the weighted average period of approximately 2.25 years.

The following table summarizes options exercisable at June 30, 2013:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
June 30, 2013	4,780,451	$0.08—$ 0.40	$0.27	$214,843	4.04 years

The following table summarizes non-vested options:

Option Shares
January 1, 2013	1,050,048
Granted	—
Expired	(15,000)
Vested	(196,649)

June 30, 2013	838,399

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

Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of June 30, 2013, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.

Included within selling, general and administrative expense for the three months ended June 30, 2013 and June 30, 2012 was $15,528 and $10,080, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2013 and June 30, 2012 was $31,057 and $20,161, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of June 30, 2013, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

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

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2013, the Company’s valuation allowance related only to net deferred tax assets in the United States. In addition, at June 30, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be indefinitely reinvested.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of June 30, 2013 and June 30, 2012, the Company had $125,938 and $104,441 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of June 30, 2013.

For the six months ended June 30, 2013 and June 30, 2012, the Company had $347,212 and $279,773, respectively, of income tax expense and for the three months ended June 30, 2013 and June 30, 2012, the Company had $131,465 and $56,573 of income tax expense, respectively. The income tax benefit and expense were primarily related to the United Kingdom operations. The difference between the statutory rate and the actual rate is primarily due to the valuation allowance related to the net deferred tax assets in the United States.

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

Summarized financial information concerning the Company’s reportable segments for the six and three months ended June 30, 2013 and 2012 is shown in the following tables.

	For Six Months Ended June 30, 2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$5,014,097	$2,755,205	$—	$7,769,302
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	4,045,373	1,671,962	—	5,717,335
Depreciation and amortization	715,068	260,854	2,250	978,172
Income (loss) from operations	981,443	(547,051)	(993,257)	(558,865)
Long-lived assets	5,419,620	1,088,975	11,761	6,520,356

	For Six Months Ended June 30, 2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$6,065,525	$2,758,126	$—	$8,823,651
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	4,934,138	1,587,224	—	6,521,362
Depreciation and amortization	683,110	211,674	2,102	896,886
Income (loss) from operations	1,784,372	(569,858)	(557,211)	657,303
Long-lived assets	6,082,323	823,584	10,366	6,916,273

	For Three Months Ended June 30, 2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,406,560	$1,477,416	$—	$3,883,976
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	1,940,851	933,485	—	2,874,336
Depreciation and amortization	355,466	117,569	1,151	474,186
Income (loss) from operations	472,029	(107,359)	(585,745)	(221,075)
Long-lived assets	5,419,620	1,088,975	11,761	6,520,356

	For Three Months Ended June 30, 2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$3,116,300	$1,339,514	$—	$4,455,814
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	2,584,784	723,652	—	3,308,436
Depreciation and amortization	339,277	110,971	1,088	451,336
Income (loss) from operations	892,203	(317,178)	(251,528)	323,497
Long-lived assets	6,082,323	823,584	10,366	6,916,273

The following table presents net revenues by geographic location.

	For Six Months Ended June 30, 2013
	United States	United Kingdom	Consolidated
Revenues	$1,757,179	$6,012,123	$7,769,302
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,175,609	4,541,726	5,717,335
Depreciation and amortization	261,530	716,642	978,172
Income (loss) from operations	(1,491,458)	932,593	(558,865)
Long-lived assets	5,567,276	953,080	6,520,356

	For Six Months Ended June 30, 2012
	United States	United Kingdom	Consolidated
Revenues	$1,820,439	$7,003,212	$8,823,651
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,204,715	5,316,647	6,521,362
Depreciation and amortization	216,064	680,822	896,886
Income (loss) from operations	(858,494)	1,515,797	657,303
Long-lived assets	5,864,901	1,051,372	6,916,273

	For Three Months Ended June 30, 2013
	United States	United Kingdom	Consolidated
Revenues	$965,022	$2,918,954	$3,883,976
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	653,907	2,220,429	2,874,336
Depreciation and amortization	117,656	356,530	474,186
Income (loss) from operations	(733,400)	512,325	(221,075)
Long-lived assets	5,567,276	953,080	6,520,356

	For Three Months Ended June 30, 2012
	United States	United Kingdom	Consolidated
Revenues	$827,690	$3,628,124	$4,455,814
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	484,540	2,823,896	3,308,436
Depreciation and amortization	111,385	339,951	451,336
Income (loss) from operations	(492,095)	815,592	323,497
Long-lived assets	5,864,901	1,051,372	6,916,273

NOTE 12 –Related Party Transactions

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

The Company reported revenue in the EIM segment of $5.0 million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively, and $2.4 million and $3.1 million for the three months ended June 30, 2013 and 2012, respectively. For the CAMRA segment, the Company recorded revenues of $2.8 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively, and $1.5 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively.

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

Financial Condition

In the six months ended June 30, 2013, the stockholders’ equity decreased $761,923 from $5,258,237 as of December 31, 2012 to $4,496,314 as of June 30, 2013 primarily as a result of the net loss of $903,707, partially off-set by other comprehensive gain, related to foreign currency translation adjustment, of $110,515, for the six months ended June 30, 2013. The Company realized a decrease in net current assets (current assets, less current liabilities) of $1,143,850 which was primarily attributable to a decrease in cash and accounts receivable in the six months ended June 30, 2013.

At June 30, 2013, cash and cash equivalents were $924,123 compared to $2,345,390 at December 31, 2012, and such decrease was primarily attributable to cash used in operating activities for the six months ended June 30, 2013 of $654,310 along with cash used in investing activities of $652,104. The cash used in operating activities in the six months ended June 30, 2013 of $654,310 was primarily attributable to the net loss of $903,707 and a decrease in deferred revenue of $1,082,810 which was partially offset by depreciation and amortization of $978,172, and a decrease in prepaid expense of $100,857. Cash utilized in investing activities of $652,104 related to additions to property, equipment and software. The Company generates approximately 77.4% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has weakened by 6.9% in relation to the United States dollar during the six month period ended June 30, 2013.

Results of Operations (Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012)

Revenues

Revenues from operations for the six months ended June 30, 2013 decreased $1,054,349, or 11.9%, to $7,769,302 as compared to $8,823,651 for the six months ended June 30, 2012. Overall revenues decreased primarily as a result of decreased sales in the EIM segment. Revenues derived from the United Kingdom operations represented 77.4% and 79.4% of total revenues for the six months ended June 30, 2013 and 2012, respectively. The decrease in the percentage of total revenues attributable to United Kingdom operations was primarily related to decreased sales in the United Kingdom EIM segment due to a decrease in professional services revenue from existing customers. The United States revenues decreased by $63,260, or 3.5%, to $1,757,179 for the six months ended June 30, 2013 compared to $1,820,439 for the six months ended June 30, 2012. Such decrease was primarily related to a decrease in revenue in the CAMRA segment sales in the United States due to fewer installations during the first quarter of 2013. The Company has realized an increase in users of SmartRecord® IP in the second quarter of 2013. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 19.6% of the total revenues for the six months ended June 30, 2013 and approximately 24.0% for the six months ended June 30, 2012.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2013, decreased $250,322, or 10.9%, to $2,051,967, as compared to $2,302,289 for the six months ended June 30, 2012. The decrease was primarily related to costs associated with decreased revenue. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment decreased $87,659 to $1,083,243 for the six months ended June 30, 2013 from $1,170,902 for the six months ended June 30, 2012. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $162,663 to $968,724 for the six months ended June 30, 2013 compared to $1,131,387 for the six months ended June 30, 2012. The cost of products and services, excluding depreciation and amortization, was 26.4% of revenue for the six months ended June 30, 2013, as compared to 26.1% of revenue for the six months ended June 30, 2012.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the six months ended June 30, 2013 increased $158,553, or 4.4%, to $3,779,187 compared to $3,620,634 for the six months ended June 30, 2012. The increase was primarily due to professional fees incurred related to the evaluation of the Proposal and patent enforcement activities. Selling, general and administrative costs related to the CAMRA segment decreased by $71,208 to $1,285,879 for the six months ended June 30, 2013 compared to $1,357,087 for the six months ended June 30, 2012. Selling, general and administrative costs related to the EIM segment decreased by $206,137 to $1,502,301 for the six months ended June 30, 2013 compared to $1,708,438 for the six months ended June 30, 2012. Selling, general and administrative costs related to the Corporate allocation increased by $435,898 to $991,007 for the six months ended June 30, 2013 compared to $555,109 for the six months ended June 30, 2012 which was primarily due to an increase in professional fees related to the evaluation of the Proposal and patent enforcement activities.

Research and Development Expense

Research and development expense for the six months ended June 30, 2013 increased $172,302, or 12.8%, to $1,518,841 as compared to $1,346,539 for the six months ended June 30, 2012. Research and development costs related to the CAMRA segment increased $83,964 to $672,280 for the six months ended June 30, 2013 compared to $588,316 for the six months ended June 30, 2012. Research and development expense related to the EIM segment increased $88,338 to $846,561 for the six months ended June 30, 2013 compared to $758,223 for the six months ended June 30, 2012. Research and development costs that were capitalized during the six months ended June 30, 2013 and June 30, 2012 amounted to $487,533 and $442,172, respectively. Research and development costs allocated to cost of goods sold during the six months ended June 30, 2013 and June 30, 2012 amounted to $253,093 and $442,172, respectively.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2013 increased $81,286 to $978,172 from $896,886 in the six months ended June 30, 2012.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $455,856 and $373,957 for the six months ended June 30, 2013 and 2012, respectively.

Other Income and Expense

The Company realized interest income of $2,370 for the six months ended June 30, 2013 compared to interest income of $6,023 for the six months ended June 30, 2012. The reduction in interest income was primarily associated with a decrease in the amount of invested cash.

Taxes

The tax expense for the six months ended June 30, 2013 increased $67,439, or 24.1%, to $347,212 as compared to $279,773 for the six months ended June 30, 2012. The tax expense for the six months ended June 30, 2013 and June 30, 2012 was due to the pre-tax income in the United Kingdom of $934,963 and $1,526,062, respectively. The increase in the effective tax rate in 2013 was caused by a true-up of the prior year’s tax provision related to a book to tax difference on fixed asset depreciation.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2013, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized a net loss for the six months ended June 30, 2013 of $903,707 compared to net income of $383,553 for the six months ended June 30, 2012. The change to a net loss was primarily associated with the reduction of revenue of $1,054,349 along with an increase in legal and professional fees for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012.

Results of Operations (Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012)

Revenues

Revenues from operations for the three months ended June 30, 2013 decreased $571,838, or 12.8%, to $3,883,976 as compared to $4,455,814 for the three months ended June 30, 2012. Overall revenues decreased primarily as a result of decreased sales in the EIM segment. Revenues derived from the United Kingdom operations represented 75.2% and 81.4% of total revenues for the three months ended June 30, 2013 and 2012, respectively. The decrease in the percentage of total revenues attributable to United Kingdom operations was primarily related to decreased sales in the United Kingdom EIM segment due to a decrease in professional service revenue from existing customers realized in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The United States revenues increased by $137,332, or 16.6%, to $965,022 for the three months ended June 30, 2013 compared to $827,690 for the three months ended June 30, 2012. Such increase was primarily related to an increase in revenue in the CAMRA segment sales in the United States due to an increase in installations in 2013. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 19.6% of the total revenues for the three months ended June 30, 2013 and approximately 22.3% for the three months ended June 30, 2012.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2013, decreased $137,738, or 12.0%, to $1,009,640, as compared to $1,147,378 for the three months ended June 30, 2012. The decrease was primarily related to costs associated with decreased revenue. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment decreased $71,931 to $543,931 for the three months ended June 30, 2013 from $615,862 for the three months ended June 30, 2012. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $65,807 to $465,709 for the three months ended June 30, 2013 compared to $531,516 for the three months ended June 30, 2012. The cost of products and services, excluding depreciation and amortization, was 26.0% of revenue for the three months ended June 30, 2013, as compared to 25.8% of revenue for the three months ended June 30, 2012.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended June 30, 2013 increased $131,731, or 7.4%, to $1,911,363 compared to $1,779,632 for the three months ended June 30, 2012. The increase was primarily due to professional fees incurred related to the evaluation of the Proposal and patent enforcement activities. Selling, general and administrative costs related to the CAMRA segment increased by $15,233 to $638,171 for the three months ended June 30, 2013 compared to $622,938 for the three months ended June 30, 2012. Selling, general and administrative costs related to the EIM segment decreased by $217,656 to $688,598 for the three months ended June 30, 2013 compared to $906,254 for the three months ended June 30, 2012. Selling, general and administrative costs related to the Corporate allocation increased by $334,154 to $584,594 for the three months ended June 30, 2013 compared to $250,440 for the three months ended June 30, 2012 which was primarily due to an increase in professional fees related to the evaluation of the Proposal and patent enforcement activities.

Research and Development Expense

Research and development expense for the three months ended June 30, 2013 decreased $44,109, or 5.9%, to $709,862 as compared to $753,971 for the three months ended June 30, 2012. Research and development costs related to the CAMRA segment decreased $21,812 to $285,104 for the three months ended June 30, 2013 compared to $306,916 for the three months ended June 30, 2012. Research and development expense related to the EIM segment decreased $22,297 to $424,758 for the three months ended June 30, 2013 compared to $447,055 for the three months ended June 30, 2012. Research and development costs that were capitalized during the three months ended June 30, 2013 and June 30, 2012 amounted to $264,145 and $131,092, respectively. Research and development costs allocated to cost of goods sold during the three months ended June 30, 2013 and June 30, 2012 amounted to $115,651 and $222,206, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2013 increased $22,850 to $474,186 from $451,336 in the three months ended June 30, 2012.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $196,358 and $187,079 for the three months ended June 30, 2013 and 2012, respectively.

Other Income and Expense

The Company realized interest income of $1,224 for the three months ended June 30, 2013 compared to interest income of $3,099 for the three months ended June 30, 2012. The reduction in interest income was primarily associated with a decrease in the amount of invested cash.

Taxes

The tax expense for the three months ended June 30, 2013 increased $74,892, or 132.4%, to $131,465 as compared to $56,573 for the three months ended June 30, 2012. The tax expense for the three months ended June 30, 2013 and June 30, 2012 was due to the pre-tax income in the United Kingdom of $513,549 and $818,935, respectively. The increase in the effective tax rate in 2013 was caused by a benefit realized in 2012 due to a decrease in the United Kingdom’s statutory tax rate from 28% to 24%.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2013, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized a net loss for the three months ended June 30, 2013 of $351,316 compared to net income of $270,023 for the three months ended June 30, 2012. The change to a net loss was primarily associated with the reduction of revenue of $571,838 along with an increase in professional fees of approximately $284,000 related to patent enforcement activities and the evaluation of the Proposal for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents have been adequate to meet the Company’s business objectives. Cash and cash equivalents decreased $1,421,267 to $924,123 as of June 30, 2013 compared to $2,345,390 as of December 31, 2012. The decrease in cash and cash equivalents, during the six months ended June 30, 2013 was predominately related to cash flows used in operations of $654,310 along with cash spent on property, equipment, and software of $652,104. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $115,063.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the six months ended June 30, 2013 of $981,443 and $(547,051), respectively and for the three months ended June 30, 2013 of $472,029 and $(107,359), respectively. The Corporate Allocation expense was $(993,257) for the six months ended June 30, 2013 and $(585,745) for the three months ended June 30, 2013. The United States location generated a loss from operations for the three and six months ended June 30, 2013 of $(733,400) and $(1,491,458), respectively, which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same periods of $512,325 and $932,593, respectively.

On May 31, 2013, the Company entered into a financing arrangement agreement with a vendor for $166,600 (the “Payment Plan”) for supporting software. The Company will make twelve quarterly payments of $15,341 beginning on September 1, 2013. The interest rate implicit on the Payment Plan is 6.3%.

The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company’s EIM segment and if necessary from the cash balance at June 30, 2013. As of June 30, 2013, the Company did not and as of the date of this Form 10-Q does not have an operating line credit facility in place.

The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations. The Company is also seeking new credit facility and other financing arrangements. If the Company is unable to generate adequate cash from operations, enter into a new credit facility or other financing arrangements, or raise funds through the sale of debt to support operations, the Company may seek additional funds from Fairford. There can be no assurance the Company will be successful in such efforts.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of June 30, 2013, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations. In addition, at June 30, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be indefinitely reinvested.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2013.

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

Because of the Company’s continued relatively low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. As of August 7, 2013, the Company’s “market cap” was above the Company’s book value. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business unit’s operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at June 30, 2013.

The Company believes the year-end analysis is sufficiently current and no formal analysis has been performed at June 30, 2013. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

Included within selling, general and administrative expense for the three months ended June 30, 2013 and June 30, 2012 was $15,528 and $10,080, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2013 and June 30, 2012 was $31,057 and $20,161, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $61,000, $59,000, $31,000 and $0 for the fiscal years ending December 31, 2013, 2014, 2015 and 2016, respectively, of compensation costs for non-vested stock options previously granted to employees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2-	Section 1350 Certification of the Chief Financial Officer

Exhibit 101-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the six and three months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ John Birbeck
John Birbeck	Date: August 14, 2013
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: August 14, 2013
Chief Financial Officer
(Principal Financial Officer)