Form 10-Q
period 2013-09-30
CTI GROUP HOLDINGS INC
filed 2013-11-14
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2013, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,179,271.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the U.S., ability to obtain a loan facility or receive additional advances from Fairford Holdings, Limited, a British Virgin Islands Company, who, as of October 30, 2013, owned beneficially 63.5% of the Company’s Class A common stock (“Fairford”), if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, ability to attract and retain customers to purchase the Company’s products, ability to develop or launch new software products, technological advances by third parties and competition, ability to protect the Company’s patented technology, and ability to obtain settlements in connection with its patent enforcement activities. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$747,602	$2,345,390
Trade accounts receivable, less allowance for doubtful accounts of $36,460 and $97,704, respectively	2,764,203	3,199,128
Prepaid expenses	392,547	456,957
Other current assets	275,796	248,721

Total current assets	4,180,148	6,250,196
Property, equipment, and software, net	2,016,936	2,026,228
Intangible assets, net	1,322,127	1,833,350
Goodwill	2,769,589	2,769,589
Other assets	228,440	228,515

Total assets	$10,517,240	$13,107,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$489,243	$430,162
Accrued expenses	1,059,121	919,518
Accrued wages and other compensation	455,194	482,752
Note payable – short term	53,199	—
Income tax payable	768,159	727,370
Deferred tax liability – short term	68,044	116,482
Deferred revenue	2,748,060	3,886,152

Total current liabilities	5,641,020	6,562,436
Lease incentive – long term	70,416	64,953
Note payable – long term	101,488	—
Deferred revenue – long term	214,931	811,808
Deferred income tax liability – long term	371,170	410,444

Total liabilities	6,399,025	7,849,641

Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,179,271 issued at September 30, 2013 and 29,178,271 issued at December 31, 2012	291,793	291,783
Additional paid-in capital	26,164,456	26,117,670
Accumulated deficit	(22,539,599)	(21,343,000)
Other comprehensive income – foreign currency translation	393,708	383,927
Treasury stock, 140,250 shares, at cost	(192,143)	(192,143)

Total stockholders’ equity	4,118,215	5,258,237

Total liabilities and stockholders’ equity	$10,517,240	$13,107,878

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Nine months ended September 30,
	2013	2012
Revenues:
Software sales, service fee and license fee revenue	$11,409,511	$12,774,366
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,935,957	3,248,315
Selling, general and administration	5,529,371	5,273,879
Research and development	2,288,751	2,073,039
Depreciation and amortization	1,400,697	1,358,387

Total costs and expenses	12,154,776	11,953,620

Income / (loss) from operations	(745,265)	820,746
Other (income) / expense
Interest income	(1,101)	(6,230)
Other expense / (income)	—	244

Total other (income) / expense	(1,101)	(5,986)

Income / (loss) before income taxes	(744,164)	826,732
Tax expense	452,435	277,780

Net income / (loss)	(1,196,599)	548,952
Other comprehensive income / (loss)
Foreign currency translation adjustment	9,781	(98,998)

Comprehensive income / (loss)	($1,186,818)	$449,954

Basic and diluted net income / (loss) per common share	$(0.04)	$0.02

Basic weighted average common shares outstanding	29,038,673	29,038,021
Diluted weighted average common shares outstanding	29,038,673	29,875,663

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended
	September 30,
	2013	2012
Revenues:
Software sales, service fee and license fee revenue	$3,640,209	$3,950,715
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	883,990	946,026
Selling, general and administration	1,750,184	1,653,245
Research and development	769,910	726,500
Depreciation and amortization	422,525	461,501

Total costs and expenses	3,826,609	3,787,272

Income / (loss) from operations	(186,400)	163,443
Other (income) / expense
Interest expense / (income)	1,269	(207)
Other (income) / expense	—	244

Total other (income) / expense	1,269	37

Income / (loss) before income taxes	(187,669)	163,406
Tax expense	105,223	(1,993)

Net income / (loss)	(292,892)	165,399
Other comprehensive income / (loss)
Foreign currency translation adjustment	(100,734)	(131,600)

Comprehensive income / (loss)	$(393,626)	$33,799

Basic and diluted net income / (loss) per common share	$(0.01)	$0.01

Basic weighted average common shares outstanding	29,039,021	29,038,021
Diluted weighted average common shares outstanding	29,039,021	29,871,566

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income / (loss)	$(1,196,599)	$548,952
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	1,400,697	1,358,387
Provision for doubtful accounts	(14,821)	13,369
Deferred income taxes	(81,251)	(79,381)
Recognition of rent incentive benefit	(17,277)	(18,850)
Stock option grant expense	46,586	39,227
Loss on disposal of property and equipment	—	244
Changes in operating assets and liabilities:
Trade receivables	410,011	828,661
Prepaid expenses	84,944	(4,948)
Income taxes	42,247	(100,258)
Other assets	115,995	114,456
Accounts payable	62,993	(21,677)
Accrued expenses	168,567	(106,808)
Accrued wages and other compensation	(12,161)	251,342
Deferred revenue	(1,629,233)	(2,399,401)

Cash (used in) / provided by operating activities	(619,302)	423,315

Cash flows used in investing activities:
Additions to property, equipment, and software	(883,144)	(827,787)

Cash used in investing activities	(883,144)	(827,787)

Cash flows (used in) / provided by financing activities:
Payment on note payable	(15,341)	—
Exercise of stock options	210	—

Cash used in financing activities	(15,131)	—

Effect of foreign currency exchange rates on cash and cash equivalents	(80,205)	113,447

Decrease in cash and cash equivalents	(1,597,782)	(291,025)
Cash and cash equivalents, beginning of period	2,345,390	2,945,182

Cash and cash equivalents, end of period	$747,602	$2,654,157

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

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $600,875 and $564,319 for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense of developed software amounted to $145,019 and $190,362 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid $0 for current year income tax estimates for the nine months ended September 30, 2013 and approximately $182,000 for the nine months ended September 30, 2012. The Company paid income taxes of approximately $492,000 and $268,000 during the nine months ended September 30, 2013 and 2012, respectively, for prior year taxes.

On May 31, 2013, the Company entered into a financing arrangement agreement with a vendor for $166,600 (the “Payment Plan”) for supporting software. The Company will make twelve quarterly payments of $15,341 which began on September 1, 2013. The interest rate implicit on the Payment Plan is 6.3%.

NOTE 3: Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, note payable, and other accruals approximate their fair values because of their nature and expected duration.

NOTE 4: Debt Obligations and Liquidity

In October 2013, in order to supplement the Company’s liquidity, Fairford Holdings Limited (“Fairford”), Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advancement, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. The promissory note expires on the earlier of (a) demand for payment on March 30, 2014 or thereafter or (b) May 31, 2014. All borrowings are collateralized by substantially all assets of the Company. As of November 1, 2013, the Lenders have advanced $700,000 under the promissory note.

The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations and if necessary, advances under the promissory note with the Lenders. The Company is also seeking a new credit facility and other financing arrangements. If the Company is unable to generate adequate cash from operations, enter into a new credit facility or other financing arrangements, or raise funds through the sale of debt to support operations, the Company may seek additional funds from Fairford or the Lenders.

NOTE 5: New Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update further clarified the guidance previously issued under ASU No. 2011-11, which required both gross and net presentation of offsetting assets and liabilities. The new requirements were effective retrospectively for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The new requirements are effective for fiscal years beginning after December 15, 2013. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position or cash flows.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income / (loss)	$(292,892)	$165,399	$(1,196,599)	$548,952

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,039,021	29,038,021	29,038,673	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	833,545	—	837,642

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,039,021	29,871,566	29,038,673	29,875,663

Basic:
Net income / (loss) per share	$(0.01)	$0.01	$(0.04)	$0.02

Weighted average common shares outstanding	29,039,021	29,038,021	29,038,673	29,038,021

Diluted:
Net income / (loss) per share	$(0.01)	$0.01	$(0.04)	$0.02

Weighted average common and common equivalent shares outstanding	29,039,021	29,871,566	29,038,673	29,875,663

For the three and nine months ended September 30, 2013, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of September 30, 2013, there were 1,917,400 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

At September 30, 2013, there were options to purchase 5,587,850 shares of Class A common stock outstanding consisting of 5,337,850 Plan and Stock Incentive Plan options and 250,000 Outside Plan Stock Options. There were exercisable options to purchase an aggregate of 4,675,307 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were Outside Plan Stock Options as of September 30, 2013.

Information with respect to options was as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2013	5,691,350	$0.08 – $ 0.40	$0.25
Granted	—	—	—
Exercised	(1,000)	$0.21	$0.21
Expired	(102,500)	$0.08 – $ 0.225	$0.12

Outstanding, September 30, 2013	5,587,850	$0.08 – $ 0.40	$0.26

The future compensation costs related to non-vested options at September 30, 2013 is $103,652. The future costs will be recognized over the weighted average period of approximately 2.00 years.

The following table summarizes options exercisable at September 30, 2013:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
September 30, 2013	4,925,307	$0.08-$ 0.40	$0.26	$302,413	4.01 years

The following table summarizes non-vested options:

Option Shares
January 1, 2013	1,050,048
Granted	—
Expired	(18,334)
Vested	(369,171)

September 30, 2013	662,543

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

Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of September 30, 2013, Fairford beneficially owned 63.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.

Included within selling, general and administrative expense for the three months ended September 30, 2013 and September 30, 2012 was $15,528 and $19,065, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2013 and September 30, 2012 was $46,586 and $39,227, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of September 30, 2013, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of any such pending claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company filed a lawsuit for patent infringement under 35 U.S.C. §271 et seq. against Qwest Corporation in the United States District Court for the Southern District of Indiana (“District Court”) on January 12, 2004. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270. On October 30, 2012, the District Court entered an order awarding Qwest Corporation litigation costs in the amount of approximately $250,000. The Company filed a timely notice of appeal on November 13, 2012, and an amended notice of appeal on November 30, 2012. It also was ordered to post a supesedeas bond guaranteeing the payment of costs. The briefing process is ongoing and we anticipate that the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) will issue its opinion in late 2013 or early 2014. As set forth in the appellate brief, filed on February 27, 2013, the Company and legal counsel believe that there are reasonable and persuasive grounds for the Federal Circuit to overturn the District Court’s order granting Qwest Corporation’s motion for summary judgment. The Company and the Company’s legal counsel believe it is more likely than not that the Federal Circuit will overturn the District Court’s order granting Qwest Corporation’s motion for summary judgment, which would vitiate the award of costs. As a result, the Company has concluded that it is not probable that it has incurred a loss relating to this matter. The Company believes a range of possible loss, which cannot be reasonably estimated at this time, is between zero and the amount of the judgment. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome.

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of September 30, 2013, the Company’s valuation allowance related only to net deferred tax assets in the United States. In addition, at September 30, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be indefinitely reinvested.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of September 30, 2013 and September 30, 2012, the Company had $138,655 and $115,742 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of September 30, 2013.

For the nine months ended September 30, 2013 and September 30, 2012, the Company had $452,435 and $277,780, respectively, of income tax expense and for the three months ended September 30, 2013 and September 30, 2012, the Company had $105,223 and $(1,993) of income tax expense, respectively. The income tax benefit and expense were primarily related to the United Kingdom operations. The difference between the statutory rate and the actual rate is primarily due to the valuation allowance related to the net deferred tax assets in the United States.

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

Summarized financial information concerning the Company’s reportable segments for the nine and three months ended September 30, 2013 and 2012 is shown in the following tables.

	For Nine Months Ended September 30, 2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$7,209,415	$4,200,096	$—	$11,409,511
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	5,851,021	2,622,533	—	8,473,554
Depreciation and amortization	1,020,374	376,738	3,585	1,400,697
Income (loss) from operations	1,164,059	(602,383)	(1,306,941)	(745,265)
Long-lived assets	5,174,902	1,151,764	10,426	6,337,092

	For Nine Months Ended September 30, 2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$8,783,578	$3,990,788	$—	$12,774,366
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	7,178,913	2,347,138	—	9,526,051
Depreciation and amortization	1,036,029	319,169	3,189	1,358,387
Income (loss) from operations	2,424,150	(818,478)	(784,926)	820,746
Long-lived assets	5,822,389	913,123	15,164	6,750,676

	For Three Months Ended September 30, 2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,195,318	$1,444,891	$—	$3,640,209
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	1,805,648	950,571	—	2,756,219
Depreciation and amortization	305,306	115,884	1,335	422,525
Income (loss) from operations	182,616	(55,332)	(313,684)	(186,400)
Long-lived assets	5,174,902	1,151,764	10,426	6,337,092

	For Three Months Ended September 30, 2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,718,053	$1,232,662	$—	$3,950,715
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	2,244,775	759,914	—	3,004,689
Depreciation and amortization	352,919	107,495	1,087	461,501
Income (loss) from operations	639,778	(248,620)	(227,715)	163,443
Long-lived assets	5,822,389	913,123	15,164	6,750,676

The following table presents net revenues by geographic location.

	For Nine Months Ended September 30, 2013
	United States	United Kingdom	Consolidated
Revenues	$2,660,824	$8,748,687	$11,409,511
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,800,585	6,672,969	8,473,554
Depreciation and amortization	377,293	1,023,404	1,400,697
Income (loss) from operations	(1,994,664)	1,249,399	(745,265)
Long-lived assets	5,438,785	898,307	6,337,092

	For Nine Months Ended September 30, 2012
	United States	United Kingdom	Consolidated
Revenues	$2,600,483	$10,173,883	$12,774,366
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,797,974	7,728,077	9,526,051
Depreciation and amortization	324,855	1,033,532	1,358,387
Income (loss) from operations	(1,229,728)	2,050,474	820,746
Long-lived assets	5,790,458	960,218	6,750,676

	For Three Months Ended September 30, 2013
	United States	United Kingdom	Consolidated
Revenues	$903,645	$2,736,564	$3,640,209
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	624,976	2,131,243	2,756,219
Depreciation and amortization	115,763	306,762	422,525
Income (loss) from operations	(503,206)	316,806	(186,400)
Long-lived assets	5,438,785	898,307	6,337,092

	For Three Months Ended September 30, 2012
	United States	United Kingdom	Consolidated
Revenues	$780,044	$3,170,671	$3,950,715
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	593,259	2,411,430	3,004,689
Depreciation and amortization	108,791	352,710	461,501
Income (loss) from operations	(371,234)	534,677	163,443
Long-lived assets	5,790,458	960,218	6,750,676

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

In October 2013, in order to supplement the Company’s liquidity, Fairford, Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advancement, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. The promissory note expires on the earlier of (a) demand for payment on March 30, 2014 or thereafter or (b) May 31, 2014. All borrowings are collateralized by substantially all assets of the Company. As of November 1, 2013, the Lenders have advanced $700,000 under the promissory note.

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

The Company reported revenue in the EIM segment of $7.2 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively, and $2.2 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively. For the CAMRA segment, the Company recorded revenues of $4.2 million and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively, and $1.4 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively.

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

Financial Condition

In the nine months ended September 30, 2013, the stockholders’ equity decreased $1,140,022 from $5,258,237 as of December 31, 2012 to $4,118,215 as of September 30, 2013 primarily as a result of the net loss of $1,196,599, partially off-set by other comprehensive gain, related to foreign currency translation adjustment, of $9,781 and an increase in additional paid in capital primarily related to stock option expense of $46,586, for the nine months ended September 30, 2013. The Company realized a decrease in net current assets (current assets, less current liabilities) of $1,148,632 which was primarily attributable to a decrease in cash and accounts receivable in the nine months ended September 30, 2013.

At September 30, 2013, cash and cash equivalents were $747,602 compared to $2,345,390 at December 31, 2012, and such decrease was primarily attributable to cash used in operating activities for the nine months ended September 30, 2013 of $619,302 along with cash used in investing activities of $883,144, and cash flows used in financing activities of $15,131. The cash used in operating activities in the nine months ended September 30, 2013 of $619,302 was primarily attributable to the net loss of $1,196,599 and a decrease in deferred revenue of $1,629,233 which was partially offset by depreciation and amortization of $1,400,697, and a decrease in trade receivables of $410,011. Cash utilized in investing activities of $883,144 related to additions to property, equipment and software. The Company generates approximately 76.7% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has weakened by 0.5% in relation to the United States dollar during the nine month period ended September 30, 2013.

Results of Operations (Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012)

Revenues

Revenues from operations for the nine months ended September 30, 2013 decreased $1,364,855, or 10.7%, to $11,409,511 as compared to $12,774,366 for the nine months ended September 30, 2012. Overall revenues decreased primarily as a result of decreased sales in the EIM segment. Revenues derived from the United Kingdom operations represented 76.7% and 79.6% of total revenues for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the percentage of total revenues attributable to United Kingdom operations was primarily related to decreased sales in the United Kingdom EIM segment due to a decrease in professional services revenue from existing customers. The United States revenues increased by $60,341, or 2.3%, to $2,660,824 for the nine months ended September 30, 2013 compared to $2,600,483 for the nine months ended September 30, 2012. The increase was primarily related to an increase in revenue in the CAMRA segment sales in the United States due to more installations during the third quarter of 2013. The Company has realized an increase in users of SmartRecord® IP in 2013. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 24.4% of the total revenues for the nine months ended September 30, 2013 and approximately 24.6% for the nine months ended September 30, 2012.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2013, decreased $312,358, or 9.6%, to $2,935,957, as compared to $3,248,315 for the nine months ended September 30, 2012. The decrease was primarily related to costs associated with decreased revenue. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment decreased $66,087 to $1,577,563 for the nine months ended September 30, 2013 from $1,643,650 for the nine months ended September 30, 2012. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $246,271 to $1,358,394 for the nine months ended September 30, 2013 compared to $1,604,665 for the nine months ended September 30, 2012. The cost of products and services, excluding depreciation and amortization, was 25.7% of revenue for the nine months ended September 30, 2013, as compared to 25.4% of revenue for the nine months ended September 30, 2012.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the nine months ended September 30, 2013 increased $255,492, or 4.8%, to $5,529,371 compared to $5,273,879 for the nine months ended September 30, 2012. The increase was primarily due to professional fees incurred related to the evaluation of the Proposal and patent enforcement activities. Selling, general and administrative costs related to the CAMRA segment decreased by $111,362 to $1,876,947 for the nine months ended September 30, 2013 compared to $1,988,309 for the nine months ended September 30, 2012. Selling, general and administrative costs related to the EIM segment decreased by $154,698 to $2,349,068 for the nine months ended September 30, 2013 compared to $2,503,766 for the nine months ended September 30, 2012. Selling, general and administrative costs related to the Corporate allocation increased by $521,619 to $1,303,356 for the nine months ended September 30, 2013 compared to $781,737 for the nine months ended September 30, 2012 which was primarily due to an increase in professional fees related to the evaluation of the Proposal and patent enforcement activities.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2013 increased $215,712, or 10.4%, to $2,288,751 as compared to $2,073,039 for the nine months ended September 30, 2012. Research and development costs related to the CAMRA segment increased $113,093 to $971,231 for the nine months ended September 30, 2013 compared to $858,138 for the nine months ended September 30, 2012. Research and development expense related to the EIM segment increased $102,619 to $1,317,520 for the nine months ended September 30, 2013 compared to $1,214,901 for the nine months ended September 30, 2012. Research and development costs for software with technological feasibility established that were capitalized during the nine months ended September 30, 2013 and September 30, 2012 amounted to $694,918 and $607,628, respectively. Research and development costs allocated to cost of goods sold during the nine months ended September 30, 2013 and September 30, 2012 amounted to $327,502 and $557,732, respectively.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2013 increased $42,310 to $1,400,697 from $1,358,387 in the nine months ended September 30, 2012.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $600,875 and $564,319 for the nine months ended September 30, 2013 and 2012, respectively.

Other Income and Expense

The Company realized interest income of $1,101 for the nine months ended September 30, 2013 compared to interest income of $6,230 for the nine months ended September 30, 2012. The reduction in interest income was primarily associated with a decrease in the amount of invested cash. The Company realized other expense of $244 for the nine months ended September 30, 2012.

Taxes

The tax expense for the nine months ended September 30, 2013 increased $174,655, or 62.9%, to $452,435 as compared to $277,780 for the nine months ended September 30, 2012. The tax expense for the nine months ended September 30, 2013 and September 30, 2012 was due to the pre-tax income in the United Kingdom of $1,250,500 and $2,060,769, respectively. The increase in the effective tax rate in 2013 was primarily associated with a true-up of the prior year’s tax provision related to a book to tax difference on fixed asset depreciation.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2013, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized a net loss for the nine months ended September 30, 2013 of $1,196,599 compared to net income of $548,952 for the nine months ended September 30, 2012. The change to a net loss was primarily associated with the reduction of revenue of $1,364,855 along with an increase in legal and professional fees for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012.

Results of Operations (Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012)

Revenues

Revenues from operations for the three months ended September 30, 2013 decreased $310,506, or 7.9%, to $3,640,209 as compared to $3,950,715 for the three months ended September 30, 2012. Overall revenues decreased primarily as a result of decreased sales in the United Kingdom EIM segment. Revenues derived from the United Kingdom operations represented 75.2% and 80.3% of total revenues for the three months ended September 30, 2013 and 2012, respectively. The decrease in the percentage of total revenues attributable to United Kingdom operations was primarily related to decreased sales in the United Kingdom EIM segment due to a decrease in professional service revenue from existing customers realized in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The United States revenues increased by $123,601, or 15.8%, to $903,645 for the three months ended September 30, 2013 compared to $780,044 for the three months ended September 30, 2012. Such increase was primarily related to an increase in revenue in the CAMRA segment sales in the United States due to an increase in installations in 2013. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 24.2% of the total revenues for the three months ended September 30, 2013 and approximately 25.8% for the three months ended September 30, 2012.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2013, decreased $62,036, or 6.6%, to $883,990, as compared to $946,026 for the three months ended September 30, 2012. The decrease was primarily related to costs associated with decreased revenue. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment increased $21,572, or 4.6%, to $494,320 for the three months ended September 30, 2013 from $472,748 for the three months ended September 30, 2012. The increase was due to an increase in revenue in the CAMRA segment of 17.2% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $83,608, or 17.7%, to $389,670 for the three months ended September 30, 2013 compared to $473,278 for the three months ended September 30, 2012 due to a decrease in revenue of 19.2%. The cost of products and services, excluding depreciation and amortization, was 24.3% of revenue for the three months ended September 30, 2013, as compared to 23.9% of revenue for the three months ended September 30, 2012.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended September 30, 2013 increased $96,939, or 5.9%, to $1,750,184 compared to $1,653,245 for the three months ended September 30, 2012. The increase was primarily due to professional fees incurred related to the evaluation of the Proposal and other professional fees. Selling, general and administrative costs related to the CAMRA segment decreased by $40,149 to $591,068 for the three months ended September 30, 2013 compared to $631,217 for the three months ended September 30, 2012. Selling, general and administrative costs related to the EIM segment increased by $51,367 to $846,767 for the three months ended September 30, 2013 compared to $795,400 for the three months ended September 30, 2012. Selling, general and administrative costs related to the Corporate allocation increased by $85,721 to $312,349 for the three months ended September 30, 2013 compared to $226,628 for the three months ended September 30, 2012 which was primarily due to an increase in professional fees related to the evaluation of the Proposal and other professional fees.

Research and Development Expense

Research and development expense for the three months ended September 30, 2013 increased $43,410, or 6.0%, to $769,910 as compared to $726,500 for the three months ended September 30, 2012. Research and development costs related to the CAMRA segment increased $29,129 to $298,951 for the three months ended September 30, 2013 compared to $269,822 for the three months ended September 30, 2012. Research and development expense related to the EIM segment increased $14,281 to $470,959 for the three months ended September 30, 2013 compared to $456,678 for the three months ended September 30, 2012. Research and development costs for software with technological feasibility established that were capitalized during the three months ended September 30, 2013 and September 30, 2012 amounted to $207,385 and $219,485, respectively. Research and development costs allocated to cost of goods sold during the three months ended September 30, 2013 and September 30, 2012 amounted to $74,409 and $115,559, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2013 decreased $38,976 to $422,525 from $461,501 in the three months ended September 30, 2012.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $145,019 and $190,362 for the three months ended September 30, 2013 and 2012, respectively.

Other Income and Expense

The Company realized interest expense of $1,269 for the three months ended September 30, 2013 compared to interest income of $207 for the three months ended September 30, 2012. The reduction in interest income was primarily associated with a decrease in the amount of invested cash. The Company realized other expense of $244 for the three months ended September 30, 2012.

Taxes

The tax expense for the three months ended September 30, 2013 increased $107,216 to $105,223 as compared to a benefit of $1,933 for the three months ended September 30, 2012. The tax expense for the three months ended September 30, 2013 and September 30, 2012 was due to the pre-tax income in the United Kingdom of $315,537 and $534,707, respectively. The increase in the effective tax rate in 2013 was primarily associated with a benefit realized in 2012 due to a decrease in the United Kingdom’s statutory tax rate from 28% to 24% and the associated true-up of deferred taxes in the three months ended September 30, 2012.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2013, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized a net loss for the three months ended September 30, 2013 of $292,892 compared to net income of $165,399 for the three months ended September 30, 2012. The change to a net loss was primarily associated with the reduction of revenue of $310,506 along with an increase in professional fees of approximately $50,059 related to the evaluation of the Proposal for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents in the past have been adequate to meet the Company’s business objectives. Cash and cash equivalents decreased $1,597,788 to $747,602 as of September 30, 2013 compared to $2,345,390 as of December 31, 2012. The decrease in cash and cash equivalents, during the nine months ended September 30, 2013 was predominately related to cash flows used in operations of $634,643 along with cash spent on property, equipment, and software of $883,144. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $80,205.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the nine months ended September 30, 2013 of $1,164,059 and $(602,383), respectively and for the three months ended September 30, 2013 of $182,616 and $(55,332), respectively. The Corporate Allocation expense was $(1,306,941) for the nine months ended September 30, 2013 and $(313,684) for the three months ended September 30, 2013. The United States location generated a loss from operations for the three and nine months ended September 30, 2013 of $(503,206) and $(1,994,664), respectively, which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same periods of $316,806 and $1,249,399, respectively.

On May 31, 2013, the Company entered into a financing arrangement agreement with a vendor for $166,600 (the “Payment Plan”) for supporting software. The Company will make twelve quarterly payments of $15,341 beginning on September 1, 2013. The interest rate implicit on the Payment Plan is 6.3%.

In October 2013, in order to supplement the Company’s liquidity, Fairford, Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advancement, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. The promissory note expires on the earlier of (a) demand for payment on March 30, 2014 or thereafter or (b) May 31, 2014. All borrowings are collateralized by substantially all assets of the Company. As of November 1, 2013, the Lenders have advanced $700,000 under the promissory note.

The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company’s EIM segment and if necessary from the cash balance at September 30, 2013 and if necessary, from advances under the promissory note with the Lenders. As of September 30, 2013, the Company did not and as of the date of this Form 10-Q does not have an operating line credit facility in place.

The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations and if necessary, advances under the promissory note with the Lenders. The Company is also seeking a new credit facility and other financing arrangements. If the Company is unable to generate adequate cash from operations, enter into a new credit facility or other financing arrangements, or raise funds through the sale of debt to support operations, the Company may seek additional funds from Fairford or the Lenders. There can be no assurance that the Company will be successful in such efforts.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of September 30, 2013, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations. In addition, at September 30, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be indefinitely reinvested.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2013.

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

The Company recognizes that the market for our stock can be below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock, a significant portion of the Company’s Class A common stock (approximately 64%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap,” the Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock.

Because of the Company’s continued relatively low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. As of November 1, 2013, the Company’s “market cap” was above the Company’s book value. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business unit’s operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at September 30, 2013. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

Included within selling, general and administrative expense for the three months ended September 30, 2013 and September 30, 2012 was $15,528 and $19,065, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2013 and September 30, 2012 was $46,586 and $39,227, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $61,000, $58,000, $31,000 and $0 for the fiscal years ending December 31, 2013, 2014, 2015 and 2016, respectively, of compensation costs for non-vested stock options previously granted to employees.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The new requirements are effective for fiscal years beginning after December 15, 2013. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

The district court subsequently allowed the parties to file new motions for summary judgment directed to infringement issues not presented to the Federal Circuit. The parties filed cross-motions for summary judgment on September 16, 2011, and completed the briefing process on November 21, 2011. The district court issued its order ruling on the cross-motions on October 15, 2012, granting Qwest’s motion for summary judgment of non-infringement. On October 30, 2012, the district court entered an order awarding Qwest litigation costs in the amount of approximately $250,000. Centillion filed a timely notice of appeal on November 13, 2012, and an amended notice of appeal on November 30, 2012. It also was ordered to post a supesedeas bond guaranteeing the payment of costs. The briefing process is ongoing and we anticipate that the Federal Circuit will issue its opinion in late 2013 or early 2014. As set forth in the appellate brief, filed on February 27, 2013, the Company and legal counsel believe that there are reasonable and persuasive grounds for the Federal Circuit to overturn the district court’s order granting Qwest’s motion for summary judgment. The Company and the Company’s legal counsel believe it is more likely than not that the Federal Circuit will overturn the District Court’s order granting Qwest’s motion for summary judgment, which would vitiate the award of costs.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2-	Section 1350 Certification of the Chief Financial Officer

Exhibit 101-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the nine and three months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ John Birbeck
John Birbeck	Date: November 14, 2013
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: November 14, 2013
Chief Financial Officer
(Principal Financial Officer)