Form 10-K
period 2013-12-31
CTI GROUP HOLDINGS INC
filed 2014-03-28
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of March 12, 2014, there were outstanding 29,212,028 shares (excluding treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

CTI GROUP (HOLDINGS) INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking” statements. CTI Group (Holdings) Inc. (the “Company”) is including this cautionary statement regarding forward-looking statements for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to:

•	projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;

•	statements of plans and objectives of the Company or its management or board of directors;

•	statements of future economic performance;

•	statements of assumptions underlying statements about the Company and its business relating to the future; and

•	any statements using such words as “anticipate”, “believe”, “estimate”, “could”, “should”, “would”, “seek”, “plan”, “expect”, “may”, “predict”, “project”, “intend”, “potential”, “continue”, or similar expressions.

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Annual Report to carefully consider the risk factors stated elsewhere in this document, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the United States, ability to obtain a loan facility or receive additional advances from Fairford Holdings Limited, a British Virgin Islands Company, who, as of March 12, 2014, owned beneficially 55.0% of the Company’s Class A common stock, if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of controls over financial reporting and disclosure controls and procedures, effects of the recent U.S. recession and unstable global economy, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

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

Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create lasting relationships. CTI’s relationships with some of its largest customers have spanned more than a decade. For the year ended December 31, 2013, the Company had sales to a single customer aggregating $3,381,441 (20.2% of revenues) while another customer contributed $2,094,336 (12.5% of revenues). For the year ended December 31, 2012, the Company had sales to these customers aggregating $3,347,201 (20.0% of revenues) and $2,605,018 (15.5% of revenues). Combined, such customers represented 32.7% and 35.5% of software sales, service fee and license fee revenues for the years ended December 31, 2013 and 2012, respectively. The loss of these customers would have a substantial negative impact on the Company’s operations and financial condition. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to help prevent production cessation.

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

The Company’s primary CAMRA products and services are comprised of SmartRecord®, and the Proteus® suite of products including: Proteus® Office, Proteus® Trader, Proteus® Enterprise, and Proteus® Service Bureau.

SmartRecord® enables service providers to selectively intercept communications on behalf of their hosted and managed service customers. This application also enables managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. SmartRecord® was released as enterprise grade product. The Company anticipates that customers will purchase this product when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered a provider-grade managed and hosted service application enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business.

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

SmartRecord® provides integrated call recording options to service providers for their hosted and managed service customers. Based upon patent pending technology, this application enables the service provider’s customers to record, monitor, and archive communications for regulatory and quality management purposes.

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

Customers. SmartRecord® is marketed to Tier 1, Tier 2 and Tier 3 service providers who have a hosted or managed communications service offering. These provider relationships are built either directly or indirectly through relationships with soft switch manufacturers. Proteus® products are marketed to organizations with internal telecommunications systems supporting an aggregate of telephone, fax and modem equipment, mobile, Internet and e-mail technologies. The Company’s clients include Fortune 500 companies, mid-size and small-cap companies, hospitals, universities, government agencies and investment banks. CTI anticipates that it can further expand its products and services through internal development of its own technological capabilities, by seeking to partner with companies offering complementary technology or by pursuing possible acquisitions.

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

The Company was involved in a lawsuit regarding the patents and that was successfully resolved in February 2014. See Part I – Item 3. “Legal Proceedings.”

Employees

As of December 31, 2013, CTI employed 112 people on a full-time basis and 2 on a part-time basis: 38 full-time employees were located in the United States and 74 full-time employees were located in the United Kingdom. There was 1 part-time employee located in the United Kingdom and 1 part-time employee in the United States. None of the Company’s employees are represented by a labor union. The Company believes it maintains a good relationship with its workforce.

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

Technology, Research & Development

The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2013, research and development expenditures amounted to approximately $3,975,000, which included approximately $1,094,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord® and Analysis. In 2012, research and development expenditures amounted to approximately $3,634,000, which included approximately $860,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord®.

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

The recovery from the recent economic crisis and global economic conditions have been challenging and inconsistent. Such conditions may continue to put pressure on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations. Additionally, we may not be able to borrow funds in a tightening credit market from financial institutions to fund future investing and operating activities which will prevent future growth.

If conditions in the global economy, United States and United Kingdom economies, or other geographic markets remain inconsistent, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

We are subject to many risks associated with doing business outside the United States which could have a negative impact on our financial condition and results of operations.

The majority of our operations are conducted in the United Kingdom. For instance, in 2013 and 2012, we generated approximately 77% and 80%, respectively, of our revenues from operations in the United Kingdom. We face many risks in connection with the majority of our operations outside the United States, including, but not limited to:

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

Our operations outside the United States are subject to the U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act (the “UK Act”). Generally, the FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the Company. Generally, the UK Act prohibits us from making payments to private citizens as well as government officials for the purposes of obtaining or retaining business. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.

We recognized a net loss of approximately $1.1 million in the year ended December 31, 2013 and a net income of approximately $0.6 million in the year December 31, 2012. Our accumulated deficit was approximately $22.4 million at December 31, 2013. There can be no assurance that our business plan adequately addresses the circumstances and situations which will enable the Company to return to profitability. If we continue to incur losses, our business, financial condition, and results of operations will be negatively impacted.

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

We derive a substantial portion of our revenues from certain customers. In 2013 and 2012, the Company had revenues from a single customer aggregating $3,381,441 (20.2% of total revenues) and $3,347,201 (20.0% of total revenues while another customer contributed $2,094,336 (12.5% of total revenues) and $2,605,018 (15.5% of total revenues), respectively. The loss of these customers would have a substantial negative impact on our financial condition and results of operations. Our largest two customers total $5.5 million (32.7% of total revenue) and $6.0 million (35.5% of total revenue) in fiscal years 2013 and 2012, respectively. A loss of either of these customers would have a negative impact on our financial condition and results of operations.

We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations.

We invest significant resources in the research and development of new and enhanced software products and services. We incurred research and development expenses of approximately $2.9 million and $2.8 million during 2013 and 2012, respectively. In addition, we incurred and capitalized approximately $1.1 million in 2013 and $860 thousand in 2012 in internal software development costs which were primarily related to next generation releases of Analysis and SmartRecord® IP. The net book value of capitalized software amounted to approximately $1.8 million at December 31, 2013. We cannot provide assurances that we will be successful in our efforts selling new software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.

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

We intend to further refine, enhance and develop some of our existing software and billing systems and change our billing and accounts receivable management services operations to reduce the number of systems and technologies that must be maintained and supported. There can be no assurance that:

•	we will be successful in refining, enhancing and developing our software and billing systems in the future;

•	the costs associated with refining, enhancing and developing these software products and billing systems will not increase significantly in future periods;

•	we will be able to successfully migrate our billing and accounts receivable management services operations to the most proven software systems and technology;

•	our existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace: or

•	competitors will develop enhanced software and billing systems before us.

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

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”). As a result, current and potential stockholders may lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business and we could be subject to regulatory scrutiny.

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

As of March 12, 2014, our directors and executive officers and their respective affiliates beneficially owned 74.9% of the outstanding Class A common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of us.

We are subject to the penny stock rules which may adversely affect trading in our Class A common stock.

On March 4, 2014, the closing price of our Class A common stock was $0.31. Our Class A common stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Class A common stock, decrease liquidity of our Class A common stock and increase transaction costs for sales and purchases of our Class A common stock as compared to other securities.

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

We may require additional capital to support our operations, and such capital might not be available on terms acceptable to us, if at all. Inability to obtain financing could limit our ability to conduct necessary operating activities.

Our available cash and the cash we anticipate generating from operations, may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our operations and respond to business challenges could be significantly impaired, and our business may be adversely affected.

If we do raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, if we issue debt, the holders of that debt would have prior claims on the company’s assets, and in case of insolvency, the claims of creditors would be satisfied before distribution of value to equity holders, which would result in significant reduction or total loss of the value of our equity

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Rent and lease expense was $407,435 and $411,757 for the years ended December 31, 2013 and 2012, respectively. The Company leased 15,931 square feet of office space in Indianapolis for an average cost of $257,643 per year. Prior to its February 2014 expiration, the Indianapolis lease was renewed until November 30, 2020 at an average cost of $257,010 per year. The Company leases 1,230 square feet of office space near London in the United Kingdom at an annual rate equivalent to approximately $58,000 per annum which replaced the 2,323 square feet of office space that expired in December 2013. The London lease expires in December 2018. The Company leases 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $128,000. The Blackburn lease expires December 2014. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth. In connection with the Indianapolis lease and the Blackburn lease, the lessor contributed money for improvements to the leased premises. The amounts contributed for improvements are being amortized ratably over the life of the lease which reduces the average annual expense related to the leases.

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

On January 9, 2008, the United States District Court for the Southern District of Indiana issued its claim construction for U.S. Patent No. 5,287,270. On January 18, 2008, the Qwest entities filed a motion for stay and a summary judgment motion of invalidity based on the construction of one of the claim terms. The motions were fully briefed on an expedited basis and on February 26, 2008, the court denied the motions. Fact discovery closed on December 23, 2008. Expert discovery was completed on April 1, 2009. On April 15, 2009, the parties filed various summary judgment motions related to patent infringement and invalidity and immunity from suit concerning the Networx government contracts. On September 22, 2009, the Court granted the Qwest entities’ motion for summary judgment of immunity from suit concerning the Networx government contracts, thereby requiring the Company to sue the Government in the Court of Federal Claims. On October 29, 2009, the Court ruled on the parties’ patent invalidity and non-infringement summary judgment motions. The Court held that the Company’s U.S. Patent No. 5,287,270 was valid but not infringed by the Qwest entities. In November 2009, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). The Qwest entities subsequently cross-appealed. On January 20, 2011, the Federal Circuit reversed the district court’s decision granting Qwest’s motion for summary judgment of non-infringement and granting the Company’s motion for partial summary judgment of no anticipation. On February 22, 2011, the Qwest entities filed a petition for rehearing en banc. The Federal Circuit denied the petition on April 25, 2011, and remanded the case to the district court for further proceedings.

The district court subsequently allowed the parties to file new motions for summary judgment directed to infringement issues not presented to the Federal Circuit. The parties filed cross-motions for summary judgment on September 16, 2011, and completed the briefing process on November 21, 2011. The district court issued its order ruling on the cross-motions on October 15, 2012, granting Qwest’s motion for summary judgment of non-infringement. On October 30, 2012, the district court entered an order awarding Qwest litigation costs in the amount of approximately $250,000. The Company filed a timely notice of appeal on November 13, 2012, and an amended notice of appeal on November 30, 2012. It also was ordered to post a supesedeas bond guaranteeing the payment of costs. The briefing process concluded in 2014.

On February 4, 2014, the Company agreed with Qwest to settle the litigation. As part of the settlement, the Company received $3.1 million which was off-set by legal fees of approximately $1.8 million.

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

	Quarterly Class A Common Stock Price Ranges
	2013		2012
	High	Low	High	Low
1st Quarter	$0.28	$0.22	$0.12	$0.08
2nd Quarter	$0.36	$0.23	$0.28	$0.11
3rd Quarter	$0.29	$0.24	$0.26	$0.14
4th Quarter	$0.36	$0.24	$0.46	$0.18

At March 12, 2014, the closing price for a share of Class A common stock was $0.30.

At March 12, 2014, the number of stockholders of record of the Company’s Class A common stock was 395.

No dividends were paid on the Company’s Class A common stock in the fiscal years ended December 31, 2013 and 2012.

For the information regarding the Company’s equity compensation plans, see Part III, Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Operations

Overview

The Company is comprised of two business segments: Electronic Invoice Management (“EIM”) and Call Accounting Management and Reporting (“CAMRA”). EIM designs, develops and provides electronic invoice presentment and analysis software that enables Internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers’ operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. Using the Company’s software and services, telecommunication service providers are able to electronically invoice their enterprise customers in a form and format that enables the enterprise customers to improve their ability to analyze, allocate and manage telecommunications expenses while reducing the resource investment required to process, validate, approve, and pay their telecommunication invoices. CAMRA designs, develops and provides software and services used by enterprise, governmental and institutional end users and managed and hosted customers of service providers to manage their telecommunications service and equipment usage and to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the CAMRA products when upgrading or acquiring a new enterprise communications platform.

The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, and training and consulting services.

The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to these demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which the Company believes will provide the greatest returns on investment. The EIM segment, as compared to the CAMRA segment, provides the predominant share of income from operations and cash flow from operations. The majority of revenues from the CAMRA segment are derived from the Company’s United Kingdom operations.

The Company believes that as voice and data services continue to commoditize, service providers will seek alternative business models to replace revenue lost as a result of pricing pressures. The Company believes that one such alternative business model is the delivery of managed or hosted voice and video services. Although the Company has seen what it believes to be positive results in its CAMRA segment, due to the unstable global economy, the growth has been slower than anticipated but the Company continues to see improvement in the CAMRA segment.

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

The Company’s CAMRA applications are intended to eliminate customer resistance to conversion to next generation platforms, while creating revenue opportunities for service providers through the delivery of compelling value added services. The Company’s SmartRecord® product enables service providers to selectively intercept communications on behalf of their hosted and managed service customers. This application also enables managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications enabling service providers to create a new recurring revenue stream, while ensuring that enterprise customers have the tools necessary and relevant to their particular line of business. Due to the unstable global economy, the growth in this market has been slower than the Company anticipated but is slowly improving.

On March 7, 2013, a proposal (the “Proposal”) was made by Fairford Holdings, Ltd., a British Virgin Islands company (“Fairford”), Michael Reinarts who is the Chairman of the Company’s Board of Directors and John Birbeck who is the Company’s Chief Executive Officer, to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share. On December 30, 2013, the purchase price on the offer was increased to $0.40 per share.

Financial Condition

In the fiscal year ended December 31, 2013, the stockholders’ equity decreased $1,031,093 from $5,258,237 as of December 31, 2012 to $4,227,144 as of December 31, 2013 primarily as a result of the fiscal year 2013 net loss of $1,102,810. At December 31, 2013, cash and cash equivalents were $1,271,514 compared to $2,345,390 at December 31, 2012. The Company realized a decrease in net current assets (current assets less current liabilities) of approximately $968,444 which was primarily attributable to a decrease in cash due to a decrease in revenue invoiced along with an increase in current liabilities due to a loan incurred which was partially off-set by a decrease in deferred revenue during the year ended December 31, 2013.

The Company generates approximately 77% of its revenues from operations in the United Kingdom where the functional currency is the United Kingdom pound. Revenues derived from operations in the United Kingdom were negatively impacted in 2013 as compared to 2012 due to the slight decline in the average conversion rate. The average conversion rate for the United Kingdom pound into a United States dollar for the year ended December 31, 2013 was 1.57 compared to 1.59 for the year ended December 31, 2012.

Results of Operations—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Revenues from operations decreased $1,276,125 to $15,482,996 for the year ended December 31, 2013 as compared to $16,759,121 for the year ended December 31, 2012. Decreased revenues in 2013 were experienced by the EIM segment partially offset by an increase in the CAMRA segment. The EIM segment revenue decreased $1,559,230 to $9,869,250 primarily due to a decrease in professional service revenue in the United Kingdom. CAMRA revenue increased $283,105 to $5,613,746 for the year ended December 31, 2013 from $5,330,641 for the year ended December 31, 2012. The increase in CAMRA segment revenue was due to an increase in new contracted revenue in the United States. For the years ended December 31, 2013 and 2012, the Company had revenues from a single EIM customer aggregating $3,381,441 (20.2% of revenues) and $3,347,201 (20.0% of total revenues), respectively, while another EIM customer contributed $2,094,336 (12.5% of revenues) and $2,605,018 (15.5% of total revenues), respectively, to the Company’s revenues.

Costs of Products and Services Excluding Depreciation and Amortization

Costs of products and services, excluding depreciation and amortization, decreased $483,602 to $3,793,529 for the year ended December 31, 2013 as compared to $4,277,131 for the year ended December 31, 2012. The EIM segment cost of products and services, excluding depreciation and amortization, decreased $327,286 primarily due to the costs related to the decrease in professional services. The CAMRA segment cost of products and services, excluding depreciation and amortization, decreased $156,316 primarily due to the CAMRA revenue mix shifting to the more profitable SmartRecord® product. For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 24.5% of revenue for the year ended December 31, 2013 as compared to 25.5% of revenue for the year ended December 31, 2012. The decrease in the percentage was primarily due to an increase in the percentage of software license revenue recognized compared to the revenue recognized for the year ended December 31, 2012.

Selling, General and Administrative Costs

Selling, general and administrative expenses increased $617,293 to $7,593,310 for the year ended December 31, 2013 compared to $6,976,017 for the year ended December 31, 2012. The increase in selling, general and administrative expenses was primarily due to professional fees incurred related to the evaluation of the Proposal. The Company recorded legal and professional expense of $373,231 related to the Proposal for the year ended December 31, 2013.

Research and Development Expense

Research and development expense increased $106,947 to $2,881,551 for the year ended December 31, 2013 compared to $2,774,604 for the year ended December 31, 2012. The increase in expense was primarily due to a decrease of $218,887 in development costs that were allocated to cost of products and services. Research and development costs are allocated to cost of products and services when they relate to billable work or customer installations. There was a decrease in billable work and customer installations in 2013. Capitalized development costs related to internally developed software for resale was $1,093,776 and $859,617 for the years ended December 31, 2013 and 2012, respectively. Research and development expense relates primarily to personnel costs.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2013 increased $10,209 to $1,835,692 for the year ended December 31, 2013 from $1,825,483 for the year ended December 31, 2012. This increase was primarily due to an increase in equipment depreciation for the year ended December 31, 2013. Approximately $734,369 and $759,115 of amortization expense were related to capitalized software costs for the years ended December 31, 2013 and 2012, respectively.

Other (Income) / Expense

The Company recognized interest expense of $9,410 for the year ended December 31, 2013 compared to an interest income of $28,937 for the year ended December 31, 2012. The change in interest was due to interest incurred on debt that was established in the year ended December 31, 2013.

Other Income decreased to $0 for the year ended December 31, 2013 compared to $244 for the year ended December 31, 2012.

Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. At December 31, 2013, the Company provided a valuation allowance against the deferred tax assets related to the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, the deferred tax assets related to the United Kingdom operations do not have a valuation allowance.

The net tax expense of $472,314 for the year ended December 31, 2013 was primarily attributable to the earnings before tax of $1,798,956 realized from the Company’s United Kingdom operations. The net tax expense of $338,313 for the year ended December 31, 2012 was primarily attributable to the earnings before tax of $2,573,195 realized from the Company’s United Kingdom operations. The Company’s effective tax rate in the United Kingdom increased due to a true-up from the prior period taxes.

Liquidity and Capital Resources

Historically, the Company’s principal need for funds has been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. The Company anticipates that cash flows from operations and existing cash, cash equivalents, and short-term investments will be adequate to meet our business objectives. Cash, cash equivalents, and short-term investments decreased by $1,073,876 to $1,271,514 as of December 31, 2013 from $2,345,390 as of December 31, 2012. Cash used in operations was $1,099,542, cash used in investing activity was $1,281,802, and cash provided by financing activities was $1,411,705 for the year ended December 31, 2013. Cash flow used in operations of $1,099,542 was primarily attributable to the net loss and the decrease in deferred revenue partially off-set by depreciation and amortization. Recognition of non-cash deferred revenue related to a large sale in 2011 resulted in a reduction of cash from operations. The large sale in 2011 was for a three year term and the Company received a purchase order during the first quarter of 2014 extending the term another two years. The Company expects payment for the two-year term in May of 2014. Cash flows used in investing activities of $1,281,802 related primarily to capitalized costs incurred in the development and enhancements of the Company’s products along with additional equipment required to support the future earning of deferred revenue. Cash provided by financing activities of $1,411,705 related primarily to a loan (the “Note”) to the Company issued to Fairford, Michael Reinarts and John Birbeck in the aggregate principal amount of $1,400,000. Cash generated from operations of the EIM segment of $1,895,843 was off-set by cash used in the CAMRA segment of $762,935 and Corporate expenses of $1,753,994.

For December 31, 2013, income from operations on a geographical basis amounted to $1,798,481 for the United Kingdom and a loss of $2,419,567 for the United States.

During the first quarter of 2014, the Company received net cash of $1.3 million from a patent litigation settlement of $3.1 million which was off-set by legal fees of approximately $1.8 million. With the receipt of this cash, the Company paid $700,000 principal on the Note and all accrued interest through February 28, 2014. The Company also received the largest purchase order to date in the United States related to the Company’s SmartRecord® product and the purchase order from the Company’s largest EIM customer extending the customer’s term for another two-years. The Company anticipates that the collection of the cash related to these three items will allow the Company to pay the Note prior to the Note’s due date and that its cash needs will be met during the next twelve months. As of December 31, 2013, the Company did not and as of the date of this Form 10-K does not have an operating line of credit facility in place.

The following table presents selected financial results by business segment:

2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$9,869,250	$5,613,746	$—	$15,482,996
Gross profit—Revenues less cost of products, excluding depreciation and amortization	8,141,244	3,548,223	—	11,689,467
Depreciation and amortization	1,338,782	491,990	4,920	1,835,692
Income (loss) from operations	1,895,843	(762,935)	(1,753,994)	(621,086)
Long-lived assets	4,987,497	1,235,772	9,091	6,232,360

2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$11,428,480	$5,330,641	$—	$16,759,121
Gross profit—Revenues less cost of products, excluding depreciation and amortization	9,373,188	3,108,802	—	12,481,990
Depreciation and amortization	1,396,227	424,980	4,276	1,825,483
Income (loss) from operations	3,056,068	(1,081,859)	(1,068,323)	905,886
Long-lived assets	5,831,571	1,017,920	8,191	6,857,682

The following table presents selected financial results by geographic location based on location of customer:

2013	United States	United Kingdom	Consolidated
Net revenues	$3,635,199	$11,847,797	$15,482,996
Gross profit—Revenues less costs of products, excluding depreciation and amortization	2,544,480	9,144,987	11,689,467
Depreciation and Amortization	492,357	1,343,335	1,835,692
Income / (loss) from operations	(2,419,567)	1,798,481	(621,086)
Long-lived assets	5,254,715	977,645	6,232,360

2012	United States	United Kingdom	Consolidated
Net revenues	$3,417,700	$13,341,421	$16,759,121
Gross profit—Revenues less costs of products, excluding depreciation and amortization	2,343,906	10,138,084	12,481,990
Depreciation and Amortization	430,852	1,394,631	1,825,483
Income / (loss) from operations	(1,634,374)	2,540,260	905,886
Long-lived assets	5,858,691	998,991	6,857,682

The Company’s net loss for the year ended December 31, 2013 of $1,102,810 was primarily due to a decrease in revenue of $1,559,230 realized by the EIM segment which resulted in a decrease in EIM segment income from operations of $1,160,225. The loss from operations in the Corporate Allocation increased primarily due to an increase in the legal and professional fees related to the evaluation of the Proposal made to purchase all of the outstanding shares of stock of the Company.

The Company’s net income for the year ended December 31, 2012 of $596,266 was primarily due to income realized by the EIM segment. The income before taxes realized from the EIM segment for the year ended December 31, 2012 was $3,088,117.

For the years ended December 31, 2013 and 2012, the Company had revenues from a single customer aggregating $3,381,441 (20.2% of revenues) and $3,347,201 (20.0% of total revenues), respectively, while another customer contributed $2,094,336 (12.5% of revenues) and $2,605,018 (15.5% of total revenues), respectively. The Company had receivables from these customers of $234,960 (7.3% of trade accounts receivable, net) and $653,965 (20.2% of the trade accounts receivable, net), respectively, as of December 31, 2013 and $218,437 (6.8% of trade accounts receivable, net) and $1,194,065 (37.3% of trade accounts receivable, net) as of December 31, 2012, respectively. The loss of these customers would have a substantial negative impact on the Company. The Company received a purchase order from the Company’s largest customer in the first quarter of 2014 which is for a two-year renewal.

In October 2013, in order to supplement the Company’s liquidity, Fairford, Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advancement, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. The promissory note expires on the earlier of (a) demand for payment on March 30, 2014 or thereafter or (b) May 31, 2014. All borrowings are collateralized by substantially all assets of the Company. As of December 31, 2013, the Lenders have advanced $1,400,000 under the promissory note plus accrued interest. On February 28, 2014, the Company paid $700,000 principal on the note and all accrued interest to date.

In March 2014, the Company received a purchase order for EIM licenses in the UK totaling approximately $5 million. The EIM license agreement expands services provided to an existing customer and the revenue will be recognized over the term of the two-year license and service agreement.

The Company successfully defended the Company’s patent in 2014. The Company settled for $3.1 million and received the payment for the settlement during the first quarter of $3.1 million less legal fees of approximately $1.8 million.

During the first quarter of 2014 the Company received its largest purchase order to date for the Company’s SmartRecord® product. The purchase order was for approximately $2.3 million and the Company expects to receive a payment of approximately $1.1 million by the end of the first quarter or early in the second quarter of 2014.

The Company believes that these sources of liquidity along with the cash on hand, and anticipated increased cash generated from future operating activities will be sufficient to support its operations over the next twelve months.

The Company paid $656,757 in foreign income tax and $17,487 for federal income tax in the United States for the year ended December 31, 2013.

The Company paid $483,645 in foreign income tax for the year ended December 31, 2012.

Impairment

Accounting guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company had a net book value of $1,754,162 of capitalized software costs as of December 31, 2013, which relates to active projects with current and future revenue streams.

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

At December 31, 2013, the Company provided a valuation allowance against the Company’s deferred tax assets of the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, deferred tax assets related to the United Kingdom operations do not have a valuation allowance.

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

Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There was no impairment in 2013 and 2012. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of purchased technology, trademarks and trade names, and customer lists.

The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar.

The Company’s goodwill and significant component of its intangible assets relate to CTI Billing Solutions Limited. That entity is considered a separate reporting unit under accounting guidance and the Company performed its internal annual impairment analysis on goodwill as of October 1, 2013 to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The results of this analysis indicated that there was no impairment as of our assessment date.

The Company recognizes that the market for its stock can be significantly below its book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock; the fact that a significant portion of the Company’s Class A common stock (approximately 75%) is beneficially owned by its majority shareholders, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impact of these factors in terms of how they impact the difference between book value and our stock’s “market cap”, the Company does not believe that the market in its Class A common stock, by itself, is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock such that it should drive the Company to reach a conclusion that further impairment of its goodwill has occurred when the Company believes that generally accepted valuation techniques using its most recent assessments as to the future performance of our business indicate that goodwill is not further impaired.

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

Accounting guidance requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company periodically evaluates capitalized computer software costs for impairment. The capitalized software costs had a net book value of $2,046,457 as of December 31, 2013.

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

Related Party Transactions

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of March 12, 2014, Fairford beneficially owned 55.0% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promises to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note. In February 2014, the Company paid the Lenders principal of $700,000 and all interest accrued to date.

Recently Issued and Adopted Accounting Pronouncements

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

Not applicable

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTI Group (Holdings) Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CTI Group (Holdings) Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income / (loss), cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Indianapolis, Indiana

March 28, 2014

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$1,271,514	$2,345,390
Trade accounts receivable, less allowance for doubtful accounts of $54,040 and $97,704, respectively	3,236,772	3,199,128
Prepaid expenses	291,854	456,957
Other current assets	287,123	248,721

Total current assets	5,087,263	6,250,196
Property, equipment, and software, net	2,160,592	2,026,228
Intangible assets, net	1,149,738	1,833,350
Goodwill	2,769,589	2,769,589
Other assets	152,441	228,515

Total assets	$11,319,623	$13,107,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$205,005	$430,162
Accrued expenses	1,024,988	919,518
Accrued wages and other compensation	372,634	482,752
Income tax payable	681,136	727,370
Deferred tax liability	81,096	116,482
Deferred revenue	2,538,977	3,886,152
Note from shareholders	1,409,549	—
Notes payable	54,562	—

Total current liabilities	6,367,947	6,562,436
Lease incentive – long term	58,542	64,953
Deferred revenue – long term	266,615	811,808
Deferred tax liability – long term	312,173	410,444
Note payable – long term	87,202	—

Total liabilities	7,092,479	7,849,641
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,352,271 and 29,178,271 issued at December 31, 2013 and at December 31, 2012, respectively	293,523	291,783
Additional paid-in capital	26,213,734	26,117,670
Accumulated deficit	(22,445,810)	(21,343,000)
Accumulated other comprehensive income	357,840	383,927
Treasury stock, 140,250 shares Class A common stock at December 31, 2013 and December 31, 2012 at cost	(192,143)	(192,143)

Total stockholders’ equity	4,227,144	5,258,237

Total liabilities and stockholders’ equity	$11,319,623	$13,107,878

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the years ended December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
Revenues:
Software sales, service fee and license fee	$15,482,996	$16,759,121
Cost and expenses:
Costs of products and services, excluding depreciation and amortization	3,793,529	4,277,131
Selling, general and administration	7,593,310	6,976,017
Research and development	2,881,551	2,774,604
Depreciation and amortization	1,835,692	1,825,483

Total costs and expenses	16,104,082	15,853,235

Income / (loss) from operations	(621,086)	905,886
Other (income) / expense:
Interest (income) / expense	9,410	(28,937)
Other (income) / loss	—	244

Income / (loss) before income taxes	(630,496)	934,579
Tax expense	472,314	338,313

Net income / (loss)	(1,102,810)	596,266
Other comprehensive income / (loss)
Foreign currency translation adjustment	(26,087)	(119,251)

Comprehensive income / (loss)	$(1,128,897)	$477,015

Basic and diluted net income / (loss) per common share	$(0.04)	$0.02

Basic weighted average common shares outstanding	29,068,483	29,038,021
Diluted weighted average common shares outstanding	29,068,483	29,993,043

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
Cash flows provided by (used for) operating activities:
Net income / (loss)	$(1,102,810)	$596,266
Adjustments to reconcile net income / (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,835,692	1,825,483
Provision for doubtful accounts	1,118	44,541
Deferred income taxes	(135,803)	(132,479)
Stock option grant expense	61,264	56,178
Rent incentive benefit	(44,551)	(37,586)
Loss on disposal of property and equipment	—	244
Changes in operating activities:
Trade accounts receivables	2,804	814,595
Prepaid expenses	160,074	126,444
Other assets	206,234	14,566
Accounts payable	(222,054)	93,151
Accrued expenses, wages and other compensation	40,036	9,909
Deferred revenue	(1,844,604)	(3,009,527)
Income taxes payable / refundable	(56,942)	103,537

Cash provided by (used for) operating activities	(1,099,542)	505,322

Cash flows used in investing activities:
Additions to property, equipment, and software	(1,281,802)	(1,247,005)

Cash used in investing activities	(1,281,802)	(1,247,005)

Cash flows provided by financing activities:
Exercise of stock options	36,540	—
Repayment of vendor financing	(24,835)	—
Note from shareholders	1,400,000	—

Cash provided by financing activities	1,411,705	—
Effect of foreign currency exchange rates on cash and cash equivalents	(104,237)	141,891

Decrease in cash and cash equivalents	(1,073,876)	(599,792)
Cash and cash equivalents, beginning of year	2,345,390	2,945,182

Cash and cash equivalents, end of year	$1,271,514	$2,345,390

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013 and 2012

			Additional		Accumulated Other
	Class A Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	deficit)	Income (loss)	Stock	Equity
Balance, January 1, 2012	29,178,271	$291,783	$26,061,492	$(21,939,266)	$503,178	$(192,143)	$4,725,044
Net income	—	—	—	596,266	—	—	596,266
Foreign currency translation Adjustments	—	—	—	—	(119,251)		(119,251)
Stock option expense	—	—	56,178	—	—	—	56,178

Balance, December 31, 2012	29,178,271	$291,783	$26,117,670	$(21,343,000)	$383,927	$(192,143)	$5,258,237
Net loss	—	—	—	(1,102,810)	—	—	(1,102,810)
Foreign currency translation Adjustments	—	—	—	—	(26,087)	—	(26,087)
Stock options exercised	174,000	1,740	34,800	—	—	—	36,540
Stock option expense	—	—	61,264	—	—	—	61,264

Balance, December 31, 2013	29,352,271	$293,523	$26,213,734	$(22,445,810)	$357,840	$(192,143)	$4,227,144

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

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to: adverse economic conditions, risks associated with doing business outside the United States, significant foreign currency fluctuations, impairments may be recorded on intangibles, loss of its significant customers, inability to enhance existing products and services to meet the evolving needs of customers, the Company’s inability to compete successfully, the Company’s inability to successfully enter new markets, the Company’s inability to maintain an effective system of internal controls, control of the Company’s stock is concentrated among directors and officers, the Company is subject to penny stock rules which may adversely affect trading of the Company’s Class A common stock, and there is not presently an active market for the Company’s Class A common stock.

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

FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned United Kingdom-based subsidiaries. The financial statements of the Company’s foreign subsidiaries have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholders’ equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction loss of approximately $60,000 for the year ended December 31, 2013 and a transaction loss of approximately $90,000 for the year ended December 31, 2012.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and highly liquid investments. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.

ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2013 and 2012, advertising expense was $1,275 and $2,452, respectively.

USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Estimates utilized by the Company include the determination of the collectibility of receivables, valuation of stock options, recoverability and/or impairment of goodwill and intangible assets, depreciation and amortization, accrued compensation and other liabilities, commitments and contingencies, valuation of tax asset on net operating losses in the United States, and capitalization and impairment of computer software development costs.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. At December 31, 2013 and 2012, the book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments.

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

COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis ranging from three to four years. The amortization is computed using the greater of (a) the straight-line method over the estimated economic life of the product or (b) the ratio that the current gross revenue for the products bear to the total current and anticipated future gross revenue of the products. The accounting guidance requires the periodic evaluation of the net realizable value of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. See Note 4 – Property, Equipment and Software Development Costs. The Company capitalized $1,093,776 and $859,617 for the years ended December 31, 2013 and 2012, respectively, in costs related to its software development. The amortization expense for developed software which relates to cost of sales was $734,369 and $759,115 for the years ended December 31, 2013 and 2012, respectively.

GOODWILL AND INTANGIBLE ASSETS: The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar. Goodwill is tested for impairment on an annual basis each October and between annual tests in certain circumstances, and written down when impaired. The Company did not record goodwill impairments in 2013 and 2012. An impairment charge is recognized when the fair value of the asset is less than its carrying amount. The Company’s fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Purchased intangible assets other than goodwill are amortized on a straight line basis over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.

LONG-LIVED ASSETS: The Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives using the methodology prescribed in accounting guidance for the impairment or disposal of long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The Company did not record any impairments in 2013 or 2012.

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

The Company maintains reserves for probable credit losses. The Company analyzes the accounts receivable aging and provides a percentage against receivables based on the aging to calculate the allowance for doubtful accounts. The Company will periodically review the percentage used in the calculation of the allowance for doubtful accounts to ensure that it is reasonable based on historical collection rates.

The following is a rollforward of the allowance for doubtful accounts

Balance as of January 1, 2012	$59,781
Provision	44,541
Bad debt write-off	(8,530)
Recovery of previously written-off accounts	—
Exchange rate fluctuation	1,912

Balance as of December 31, 2012	$97,704
Provision	1,118
Bad debt write-off	(49,626)
Recovery of previously written-off accounts	0
Exchange rate fluctuation	4,844

Balance as of December 31, 2013	$54,040

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

INCOME TAXES: The Company accounts for income taxes following the accounting guidance for accounting for income taxes, which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of net deferred tax assets. Prior to October 1, 2013, the Company considered its cumulative earnings related to non- U.S. subsidiaries to be permanently reinvested, however, due to the Company transferring cash from its non-U.S. subsidiaries to the US, in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested. See Note 7 of the Notes to Consolidated Financial Statements.

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

	For the Twelve Months Ended December 31,
	2013	2012
Net income / (loss)	$(1,102,810)	$596,266

Average shares of common stock outstanding used to compute basic earnings per share	29,068,483	29,038,021
Additional common shares to be issued assuming exercise of stock options	—	955,022

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,068,483	29,993,043

Net loss per share – Basic:
Net loss per share	$(0.04)	$0.02

Weighted average common and common equivalent shares outstanding	29,068,483	29,993,043

Net loss per share – Diluted:
Net loss per share	$(0.04)	$0.02

Weighted average common and common equivalent shares outstanding	29,068,483	29,993,043

For the year ended December 31, 2013, options and warrants to purchase 6,292,270 shares of Class A common stock with exercise prices ranging from $.08 to $.40 were outstanding. For the year ended December 31, 2013, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss. Additional common shares to be issued, assuming exercise of stock options for the year ended December 31, 2013, would have been 1,234,943 shares.

CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks in the United States and United Kingdom. At times, these deposits may fluctuate significantly and may be in excess of statutory insured limits. As of December 31, 2013, such deposits exceeded statutory insured limits by $1,017,237. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off $49,626 and $8,530 of receivables deemed to be uncollectible against the established allowance for doubtful accounts for the years ended December 31, 2013 and 2012, respectively.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Comprehensive Income / (Loss).

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $2,881,551 and $2,774,604 for the years ended December 31, 2013 and 2012, respectively.

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

NOTE 2 – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company paid $656,757 and $483,645 in foreign income tax, $17,487 and $0 for federal income tax in the United States, and $0 and $0 for state taxes in the United States for the years ended December 31, 2013 and 2012, respectively.

On May 31, 2013, the Company entered into a financing arrangement agreement with a vendor for $166,600 (the “Payment Plan”) for supporting software. The Company will make twelve quarterly payments of $15,341 which began on September 1, 2013. The interest rate implicit on the Payment Plan is 6.3%.

NOTE 3 –GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Weighted-Average	December 31,
	Useful Lives	2013	2012
Goodwill	—	$4,896,990	$4,896,990
Tradenames	9	180,000	180,000
Customer list	9	4,576,813	4,576,813
Technology	8	1,620,000	1,620,000
Other Intangibles	3	493,672	493,672

		11,767,475	11,767,475
Accumulated Goodwill impairment		(2,127,401)	(2,127,401)
Accumulated amortization on Tradenames		(140,438)	(120,438)
Accumulated amortization on Customer list		(3,664,699)	(3,203,587)
Accumulated amortization on Technology		(1,421,938)	(1,219,438)
Accumulated amortization on Other Intangibles		(493,672)	(493,672)

		$3,919,327	$4,602,939

Amortization expense on intangible assets amounted to $683,611 and $677,587 for the years ended December 31, 2013 and 2012, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2014—$679,173; 2015—$470,565; and thereafter—$0.

NOTE 4—PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

Property, equipment and software development costs consisted of the following:

	December 31,
	2013	2012
Equipment	$2,054,346	$1,990,982
Furniture	736,787	765,159
Leasehold improvements	303,989	297,972
Software and Software development costs	10,111,953	8,969,200

	13,207,075	12,023,313
Less accumulated depreciation and amortization	(11,046,483)	(9,997,085)

	$2,160,592	$2,026,228

Depreciation and amortization expense on property, equipment, and software amounted to $1,152,081 and $1,147,896 for the years ended December 31, 2013 and 2012, respectively. Fixed assets no longer in use in 2013 with an original cost of $102,977 were written off. In 2012, fixed assets, with an original cost of $111,728, were written off.

Amortization expense of developed software amounted to $734,369 and $759,115 for the years ended December 31, 2013 and 2012, respectively. Amortization expense of developed software is a cost of sales.

Accumulated amortization related to developed software amounted to $7,454,376 and $6,720,007 as of December 31, 2013 and December 31, 2012, respectively.

NOTE 5—COMMITMENTS AND CONTINGENCIES

A. LEASE COMMITMENTS:

The Company leases its office facilities and certain equipment under long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through long-term operating leases are as follows:

Year ending December 31:

2014	$467,153
2015	333,753
2016	314,819
2017	315,224
2018	319,206
Thereafter	509,460

Total	$2,259,615

Rent and lease expense was $407,435 and $411,757 for the years ended December 31, 2013 and 2012, respectively. The Company leased 15,931 square feet of office space in Indianapolis for an average cost of $257,643 per year. The Indianapolis lease expires in February 2014. The Company has entered into a new lease for the Indianapolis office space for an average cost of $250,010 per year. The new Indianapolis lease expires in November 2020. The Company leases 1,230 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $58,000 per annum. The London lease expires in December 2018. The Company leases 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $128,000. The Blackburn lease expires December 2014. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth. In connection with the Indianapolis lease and the Blackburn lease, the lessor contributed money for improvements to the leased premises. The amounts contributed for improvements are being amortized ratably over the life of the lease which reduces the average annual expense related to the leases.

B. CONTINGENCIES:

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company filed a lawsuit for patent infringement under 35 U.S.C. §271 et seq. against Qwest Corporation in the United States District Court for the Southern District of Indiana (“District Court”) on January 12, 2004. The lawsuit seeks treble damages, attorneys’ fees and an injunction for infringement of U.S. Patent No. 5,287,270. On October 30, 2012, the District Court entered an order awarding Qwest Corporation litigation costs in the amount of approximately $250,000. The Company filed a timely notice of appeal on November 13, 2012, and an amended notice of appeal on November 30, 2012. It also was ordered to post a supesedeas bond guaranteeing the payment of costs. On February 4, 2014, the Company agreed with Qwest to settle the litigation. As part of the settlement, the Company received $3.1 million which was off-set by legal fees of approximately $1.8 million.

C. EMPLOYMENT AGREEMENTS:

The Company has entered into employment agreements with certain members of management. The terms of these agreements generally include, but are not limited to, compensation, non-competition, severance and change in control clauses. As of December 31, 2013 and 2012, all relevant amounts have been accrued for under these agreements.

NOTE 6 –DEBT OBLIGATIONS AND LIQUIDITY

On October 30, 2013, the Company, issued to Fairford Holdings, Ltd., a British Virgin Islands company (“Fairford”), Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of March 12, 2014, Fairford beneficially owned 55.0% of the Company’s outstanding Class A common stock.

Under the Note, the Company may, from the date of the Note through and including the Maturity Date (as defined below), request that the Lenders make one or more advances under the Note (each, an “Advance”). The Lenders may, in their sole and absolute discretion, elect to make or decline any Advance requested by the Company under the Note.

Pursuant to the Note, the Company promises to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck.

Interest under the Note accrues at a fixed rate per annum equal to 6.50%. Under the Note, on December 31, 2013, the Company was to pay to the Lenders all interest accrued under the Note as of such date. The Company recorded the accrued interest of $9,548.51 but did not make a payment as of December 31, 2013.

As collateral for the Company’s satisfaction of its obligations under the Note, the Company pledges to the Lenders a purchase money lien in all accounts, any receivables, inventory, machinery, equipment, supplies, general intangibles, furniture and fixtures purchased with the Advances.

The Note may be prepaid in full or in part at any time without premium or penalty.

Advances as of December 31, 2013, totaled $1,400,000 under the Note. In February 2014, the Company paid the Lenders principal of $700,000 and all interest accrued to date.

As of December 31, 2013, the Company had working capital of $(1,280,684) and stockholders’ equity of $4,227,144. Included in current liabilities was deferred revenue of $2,538,977 which reflects revenue to be recognized in future periods. Therefore, the cash requirements associated with deferred revenue are expected to be less than the recorded liability.

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	Years ended December 31,
	2013	2012
Income tax (benefit) expense:
Current provision
Federal	$17,487	$—
State	—	8,166
Foreign	590,011	465,060
Deferred
Federal	—	—
State	—	—
Foreign	(135,184)	(134,913)

Expense / (benefit) for income taxes	$472,314	$338,313

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate was as follows:

	December 31,
	2013	2012
Computed tax (benefit) / expense at the expected statutory rate	$(214,369)	$317,734
Federal alternative minimum tax	17,487	—
Permanent differences	446,234	(38,534)
Foreign and state tax rate differential	(193,388)	(386,883)
Adjustment of prior year estimate and realized foreign currency translation	1,026,406	(593,045)
Uncertain tax position expense	19,222	23,236
Changes in valuation allowance	(629,278)	1,015,805

	$472,314	$338,313

The permanent differences are primarily related to a deemed dividend in the United States in 2012 and 2013 due to the transfer of cash from the United Kingdom operations to the United States in 2012 and 2013 and to the nondeductible meals and entertainment and dues partially off-set by additional relief for research and development expenditures in the United Kingdom. The adjustment of prior year estimate is primarily due to an adjustment in the United States tax provision due to the recording of a deemed dividend on the tax return. This adjustment was off-set by the change in valuation allowance. Due to the large net operating loss in the United States and the valuation allowance off-setting the net operating loss, the recording of the deemed dividend had no effect on the Company’s financial statements or cash flows. The change in valuation allowance for the adjustment of prior year estimate is offset by to the 2013 net operating loss in the United States.

The components of the overall net deferred tax assets were as follows:

	Years Ended December 31,
	2013	2012
Assets
Net operating losses	$4,607,851	$4,964,522
Allowance for doubtful accounts	5,428	23,483
Vacation and bonus compensation and other accruals	133,025	103,898
Property tax	5,100	5,100
Stock options expensed	72,997	270,418
Capital loss carryforward	10,365	10,365
State depreciation adjustment	3,401	20,868
Tax credit carryforward	244,293	226,806

Total assets	$5,082,460	$5,625,460
Liabilities
Depreciation and amortization	(676,146)	(548,939)
Deferred revenue	(37,191)	(53,033)
Deferred acquisition intangibles	(207,805)	(366,549)

Total liabilities	(921,142)	(968,521)
Valuation allowance	(4,554,587)	(5,183,865)

Deferred tax liability, net	$(393,269)	$(526,926)

The Company records a valuation allowance against its deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2013, the Company continued to provide a valuation allowance against the Company’s United States deferred tax assets which consist primarily of net operating loss carryforwards net of certain deferred tax liabilities.

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

Balance as of January 1, 2012	$95,432
Tax positions related to the current year:
Additions	23,236
Reductions	—
Tax positions related to prior years:
Additions	4,738
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2012	$123,406
Tax positions related to the current year:
Additions	19,222
Reductions	—
Tax positions related to prior years:
Additions	3,839
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 31, 2013	$146,467

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in future periods. Consistent with the provisions of accounting guidance for uncertain tax positions, the Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.

The Company and its subsidiaries file income tax returns in the U.S., the state of Indiana and other various states and the foreign jurisdiction of the United Kingdom. The Company remains subject to examination by taxing authorities in the jurisdictions the Company has filed returns for years after 2008. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company accrued for interest and penalties at December 31, 2013 and 2012.

At December 31, 2013, the Company had available unused net operating losses of $11,031,384 and tax credit carryforwards of approximately $244,293 that may be applied against future taxable income and that expire from 2017 to 2033. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2013, the Company had a valuation allowance of $4,554,588 established against the U.S. deferred tax assets as utilization of these tax assets is not assured in the United States. Prior to October 1, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested. Due to the Company transferring cash from its non-U.S. subsidiaries to the US in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested. The Company expects that the adoption of this position will not have a material impact on its results of operations, financial position or cash flows.

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

At December 31, 2013, there were options to purchase 5,252,100 shares of Class A common stock outstanding consisting of 5,002,100 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were options to purchase 4,339,557 shares of Class A common stock plus 250,000 outside plan stock options that were exercisable as of December 31, 2013. There are 2,080,150 shares available to grant under the Plan and Stock Incentive Plan at December 31, 2013.

Information with respect to options was as follows on the date indicated:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2012	5,155,350	$0.08 - $ 0.49	$0.26
Granted	905,000	$0.20 - .2475	$0.23
Exercised	—	—	—
Cancelled	(369,000)	$0.08 - $ 0.49	0.29

Outstanding, December 31, 2012	5,691,350	$0.08 - $ 0.40	$0.25
Granted	—	—	—
Exercised	(174,000)	$0.21	$0.21
Cancelled	(265,250)	$0.08 - $ 0.225	0.17

Outstanding, December 31, 2013	5,252,100	$0.08 - $ 0.40	$0.26

The future compensation costs related to non-vested options at December 31, 2013 is $88,975. The future costs recognized in 2014 and 2015 will be $58,232 and $30,743, respectively.

The following table summarizes options exercisable at December 31:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
December 31, 2012	4,641,302	$0.08 - $0.40	$0.26	$197,063	4.42 years
December 31, 2013	4,589,557	$0.08 - $0.40	$0.27	$455,066	4.05 years

The following table summarizes non-vested options:

Option Shares
December 31, 2012	1,050,048
Granted	—
Cancelled	(18,334)
Vested	(369,171)

December 31, 2013	662,543

Included within selling, general and administrative expense for the years ended December 31, 2013 and December 31, 2012 is $61,264 and $56,178, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

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

2012
Risk-free interest rate	0.50%
Dividend yield	0.00%
Volatility factor	239.00%
Expected lives	5 years

NOTE 9 – MAJOR CUSTOMERS

For the years ended December 31, 2013 and 2012, the Company had revenues from a single customer aggregating $3,381,441 (20.2% of revenues) and $3,347,201 (20.0% of total revenues), respectively, while another customer contributed $2,094,336 (12.5% of revenues) and $2,605,018 (15.5% of total revenues), respectively. The Company had receivables from these customers of $234,960 (7.3% of trade accounts receivable, net) and $653,965 (20.2% of the trade accounts receivable, net), respectively, as of December 31, 2013 and $218,437 (6.8% of trade accounts receivable, net) and $1,194,065 (37.3% of trade accounts receivable, net) as of December 31, 2012, respectively. The loss of these customers would have a substantial negative impact on the Company. The Company received a purchase order from the Company’s largest customer in the first quarter of 2014 which is for a two-year renewal.

NOTE 10 – RETIREMENT PLAN

The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers certain eligible U.S., full-time employees. The Company matches 100% of participant contributions up to 6% of participant compensation for US employees in 2013 and 5% in 2012. The Company made contributions of $137,007 in 2013 and $101,826 in 2012. The Company maintains a defined contribution plan for its U.K. employees. The Company matches for U.K. employees up to 100% of participant contributions up to 6% in 2013 and 5% in 2012. The Company made contributions of approximately $210,325 in 2013 and $168,683 in 2012 for U.K. employees.

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

The following table presents selected financial results by business segment:

2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$9,869,250	$5,613,746	$—	$15,482,996
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	8,141,244	3,548,223	—	11,689,467
Depreciation and amortization	1,338,782	491,990	4,920	1,835,692
Income (loss) from operations	1,895,843	(762,935)	(1,753,994)	(621,086)
Long-lived assets	4,987,497	1,235,772	9,091	6,232,360

2012
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$11,428,480	$5,330,641	$—	$16,759,121
Gross profit—Revenues less cost of products, excluding depreciation and amortization	9,373,188	3,108,802	—	12,481,990
Depreciation and amortization	1,396,227	424,980	4,276	1,825,483
Income (loss) from operations	3,056,068	(1,081,859)	(1,068,323)	905,886
Long-lived assets	5,831,571	1,017,920	8,191	6,857,682

The following table presents selected financial results by geographic location based on location of customer:

2013	United States	United Kingdom	Consolidated
Net revenues	$3,635,199	$11,847,797	$15,482,996
Gross profit—Revenues less costs of products, excluding depreciation and amortization	2,544,480	9,144,987	11,689,467
Depreciation and Amortization	492,357	1,343,335	1,835,692
Income / (loss) from operations	(2,419,567)	1,798,481	(621,086)
Long-lived assets	5,254,715	977,645	6,232,360

2012	United States	United Kingdom	Consolidated
Net revenues	$3,417,700	$13,341,421	$16,759,121
Gross profit—Revenues less costs of products, excluding depreciation and amortization	2,343,906	10,138,084	12,481,990
Depreciation and Amortization	430,852	1,394,631	1,825,483
Income / (loss) from operations	(1,634,374)	2,540,260	905,886
Long-lived assets	5,858,691	998,991	6,857,682

NOTE 12 – RELATED PARTY TRANSACTIONS

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

The Company incurred $110,000 in fees and $15,457 in expenses associated with the Board of Directors activities in 2013 and $92,000 in fees and approximately $35,186 in expenses associated with the Board of Directors activities in 2012.

On February 13, 2014, the Board of Directors of the Company, increased the number of directors on the Board of Directors from six to seven and, upon the recommendation of the Nominating Committee of the Board of Directors, elected Siddhartha Rao as a director to fill the newly created position on the Board of Directors. Mr. Rao was not appointed to any committee of the Board of Directors. Mr. Rao served as the Company’s Chief Technology Officer until his resignation on February 10, 2014 and, until such time, Mr. Rao was employed on an at will basis. Mr. Rao will participate in the non-employee director compensation arrangements generally applicable to all of the Company’s non-employee directors. There is no arrangement or understanding between Mr. Rao and any other person pursuant to which Mr. Rao was selected to serve as a director on the Board of Directors. In addition, Mr. Rao has no family relationship with any director or executive officer of the Company. Pursuant to Mr. Rao’s former employment arrangement with the Company, Mr. Rao earned an aggregate of $148,468 and $161,389 in total compensation in 2012 and 2013, respectively.

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of March 12, 2014, Fairford beneficially owned 55.0% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promises to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note. In February 2014, the Company paid the Lenders principal of $700,000 and all interest accrued to date.

On March 7, 2013, a proposal was made by Fairford, Michael Reinarts and John Birbeck, to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share. On December 30, 2013, the purchase price on the offer was increased to $0.40 per share.

NOTE 13 – SUBSEQUENT EVENTS

The Company successfully defended the Company’s patent in 2014. The Company settled for $3.1 million and received the payment for the settlement during the first quarter of $3.1 million less legal fees of approximately $1.8 million for net cash received of approximately $1.3 million.

During the first quarter of 2014 the Company received the Company’s largest purchase order to date for the Company’s SmartRecord® product. The purchase order was for approximately $2.3 million and the Company expects to receive a payment of approximately $1.1 million by the end of the first quarter or early in the second quarter of 2014. All revenues related to this purchase order are expected to be recognized in 2014.

In March 2014, the Company received a purchase order for EIM licenses in the UK totaling approximately $5 million. The EIM license agreement expands services provided to an existing customer and the revenue will be recognized over the term of the two-year license and service agreement.

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

The Company’s principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the year ended December 31, 2013 that have materially affected or which are reasonably likely to materially affect the Company’s Internal Control. Based on that evaluation, there has been no such change during the year ended December 31, 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

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

None.

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

The following table sets forth information about our directors all of whom continue to serve in such capacity:

Name	Position Held in CTI	Class	Director Since	Term Expires*
Harold D. Garrison	Director	I	2001	2009
Salah N. Osseiran	Director	I	2002	2009
Thomas W. Grein	Director	II	2001	2011
Bengt Dahl	Director	II	2005	2011
Michael J. Reinarts	Chairman of the Board of Directors	II	2009	2010
Siddhartha S. Rao	Director	III	2014	2017
John Birbeck	President and Chief Executive Officer	III	2001	2010

*	The directors continue to serve as directors since successor directors have not been elected and qualified.

The following table sets forth information regarding the business experience of our current members of the board of directors during the past five years, unless indicated otherwise.

Name and Age (1)	Business Experience During Past Five Years
Michael J. Reinarts (59) Chairman	Mr. Reinarts became our director in June 2009 and was appointed Chairman on June 9, 2011. He served as an advisor to our board of directors from October 2008 until June 2009. Mr. Reinarts began his career at Arthur Andersen & Co in 1976. Since 1999, he has served as Executive Vice President for the Pohlad Companies. Pohlad Companies include large sports franchises, financial companies, commercial real estate companies, entertainment and media development and distribution. Mr. Reinarts is actively involved in acquisition due diligence, financial and management restructuring and credit facilitation. Mr. Reinarts experience with mergers and acquisitions and his industry experience, both from an investment banking perspective and an executive perspective, provides CTI with insight on acquisition and corporate strategies.

John Birbeck (59) President and Chief Executive Officer	Mr. Birbeck served as our Chairman from July 5, 2005 through June 9, 2011. Mr. Birbeck was appointed as our President and Chief Executive Officer on September 13, 2005. Mr. Birbeck, a citizen of the United Kingdom, has served as our director since June, 2001. In 1997, Mr. Birbeck founded Network Achemy Ltd. From 1997 until 2001, Mr. Birbeck served as director of Network Achemy Ltd. From 2000 until 2001, Mr. Birbeck served as director of Avaya Communications. Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr. Birbeck also was a founder of Seer Ltd. in 2000 and serves as its director. Mr. Birbeck’s management experience at CTI and director experience in the technology services industry provides unique insight about the challenges CTI faces due to a rapidly changing competitive marketplace.

Name and Age (1)	Business Experience During Past Five Years

Bengt Dahl (65)	Mr. Dahl, a citizen of Sweden, has served as our director since July 2005. He served as an advisor to our board of directors from 2003 until July 2005. Mr. Dahl is also a director of Fairford Holdings Limited, a company which beneficially owned 55.0% of the Company’s Class A common stock as of March 12, 2014. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Dahl also serves as a director of a number of private and public European companies, which are affiliated with Mr. Osseiran, our director and majority stockholder. Mr. Dahl’s international management and investment banking experience provides valuable insight on international capital markets and management oversight. His experience with mergers and acquisitions provides CTI with insight on acquisition and corporate strategies.

Harold D. Garrison (65)	Mr. Garrison became our director in February, 2001 in connection with the merger between Centillion Data Systems, LLC (“Centillion”) and CTI Group (Holdings) Inc. (the “Centillion Merger”). Mr. Garrison served as Chairman of Centillion from 1988 until the Centillion Merger in February 2001. He also has served as Chairman and Chief Executive Officer of HDG Mansur Group, an international real estate company, since 1982 and served as Chairman of Xila Communications, Inc. from 1983 to 1999. Mr. Garrison has served as the Managing Member of Sunset, LLC. Also, Mr. Garrison has served as president of the general partner of Hamilton Proper Partners Golf Partnership, L.P. (“HP Golf”). On January 24, 2014, HP Golf filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Garrison’s experience in international capital markets and operations brings global management oversight perspective to CTI.

Thomas W. Grein (62)	Mr. Grein became our director in February 2001 in connection with the Centillion Merger. Mr. Grein served as director of Centillion from October, 1999 until the Centillion Merger. Mr. Grein has been Senior Vice-President and Treasurer of Eli Lilly and Company, a pharmaceutical company, since January, 2000. He served as Executive Director of Investor Relations and Assistant Treasurer from 1994 to 1998 and Executive Director of Finance from 1998 to 2000 in Eli Lilly and Company. Mr. Grein is a member of the board of directors of the Indiana Chamber of Commerce, Walther Cancer Institute, LYNX Capital Corporation, Park Tudor School Board of Trustees, Fuqua School, Health Sector Advisory Board at Duke University and Indianapolis Symphony Investment Committee. Mr. Grein’s financial leadership and international experience provides valuable insight on corporate governance, financial reporting and capital market matters.

Name and Age (1)	Business Experience During Past Five Years
Salah N. Osseiran (58)	Mr. Osseiran, a Lebanese citizen, became our director in February 2001, in connection with the Centillion Merger, and served until his resignation in September 2001. He was a director of Centillion from 1987 until the Centillion Merger. Since September 2002, Mr. Osseiran has served as our director. Mr. Osseiran has been the President and Chief Executive Officer of Business Projects Company (“BPC”), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in Lebanon and interests in other business activities in the Middle East. Mr. Osseiran has also been since 1995 a director of the holding companies: Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran brings global perspective from his leadership positions and experience in international enterprises and transactions.

Siddhartha S. Rao (33)	Mr. Rao became our director in February 2014. Previously, Mr. Rao served as our Chief Technology Officer from 2006 to 2014. Mr. Rao has extensive experience in the software industry, having worked at Microsoft, Nortel, Infosys, and a number of smaller software development companies in either a software development or product management capacity. This experience, combined with Mr. Rao’s understanding of the telecommunications software platform market brings insight into the technology and product roadmap for the Company.

(1)	As of March 12, 2014.

Non-Director Executive Officer

The following table sets forth information regarding the business experience of our non-director executive officer:

Name and Age (1)	Business Experience During Past Five Years
Manfred Hanuschek (53)	Mr. Hanuschek has been our Chief Financial Officer since June 2000 and our Secretary since February 2002. From April 1999 to July 1999, Mr. Hanuschek was employed by us as Chief Financial Officer. Mr. Hanuschek was Senior Vice-President and Chief Financial Officer of IGI, Inc., from July 1999 to June 2000. Mr. Hanuschek was Chief Financial Officer with ICC Technologies, Inc. from 1994 to 1998.

(1)	As of March 12, 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who beneficially own more than 10% of the Company’s Class A common stock (collectively referred to as “insiders”) to file reports of ownership and changes in ownership of the Company’s Class A common stock with the SEC. The SEC regulations require insiders to furnish the Company with copies of all Section 16(a) forms filed. Based solely on the Company’s review of the copies of such forms received by the Company,[CONFIRM: the Company believes that the insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2013].

Item 11. Executive Compensation

Executive Officers

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to CTI’s chief executive officer and the other executive officer (collectively referred to as “named executive officers”) whose total compensation for the fiscal year ended December 31, 2013 exceeded $100,000 for all services rendered in all capacities to CTI and our subsidiaries.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
John Birbeck, Chairman, President and Chief Executive Officer	2013	$346,933	$—	$—	$43,993	$390,926
	2012	$330,776	$9,041	$13,513	$43,320	$396,650
Manfred Hanuschek, Chief Financial Officer and Secretary	2013	$256,137	$—	$—	$51,221	$307,358
	2012	$244,028	$5,425	$9,592	$45,966	$305,011

(1)	Represents grant date fair value of options granted in each year in accordance with the Financial Accounting Standards Board’s Accounting Standards Topic 718. See Part II, Item 8—Notes to the Consolidated Financial Statements for the year ended December 31, 2012, Note 8, “Stock Based Compensation” for a description of valuation assumptions used in the calculation of grant date fair value. In fiscal 2012, Mr. Birbeck was granted options to purchase 50,000 shares of CTI’s Class A common stock at an exercise price of $0.2475 per share. In fiscal 2012, Mr. Hanuschek was granted options to purchase 30,000 shares of CTI’s Class A common stock at an exercise price of $0.2475 per share. There were no options granted to Mr. Birbeck or Mr. Hanuschek in fiscal year 2013.
(2)	Fiscal year performance bonus for 2012 was paid in 2013. There were no performance bonuses awarded in fiscal year 2013. See “Non-Equity Incentive Plan Compensation Awards in 2013” and “Non-Equity Incentive Plan Compensation Awards in 2012” below for a discussion regarding the award of performance bonuses.
(3)	In fiscal 2013, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing and personal travel, to Messrs. Birbeck and Hanuschek: Mr. Birbeck—$0, $6,851, $7,294, $0, $14,965, and $14,883, respectively; Mr. Hanuschek—$15,300, $22,966, $7,517, $5,438, $0, and $0, respectively. In fiscal 2012, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing and personal travel, to Messrs. Birbeck and Hanuschek: Mr. Birbeck—Mr. Birbeck—$0, $6,503, $6,947, $0, $16,428, and $13,442, respectively; Mr. Hanuschek—$12,500, $20,870, $7,158, $5,438, $0, and $0, respectively.

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

No later than January 31 of each calendar year that Mr. Birbeck is employed by us pursuant to the employment agreement, Mr. Birbeck and the Board must confer and agree on performance targets and goals to be achieved for that calendar year and the amount of a bonus to be paid to Mr. Birbeck depending on the extent of attainment of such targets and goals. The agreement reached by Mr. Birbeck and the Board will be attached as an addendum to the Agreement each calendar year. Since 2006, however, the Board and Mr. Birbeck have historically achieved this result through direct discussions without amending his employment agreement. The parties agree that the amount of bonus payable to Mr. Birbeck for full achievement of all targets and goals in any calendar year will be no less than $250,000 and may exceed that amount if deemed appropriate by the Board in its sole discretion. The Board determined that previously established targets and goals were not achieved and as a result, a partial bonus was awarded for 2012 and no bonus was awarded for 2013. See “Non-Equity Incentive Plan Compensation Awards in 2013” and “Non-Equity Incentive Plan Compensation Awards in 2012” below. In the event that Mr. Birbeck’s employment with the Company ends during the course of a calendar year, Mr. Birbeck will be eligible for a pro rata amount of the any bonus he would have received if he had remained employed for the full calendar year.

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

Non-Equity Incentive Plan Compensation Awards in 2013

Messrs. Birbeck and Hanuschek were entitled to receive a cash bonus, at the discretion of the Board, if the Company achieved objective financial performance targets based upon the 2013 budget, which required the Company to grow revenue compared to 2012 and remain profitable in 2013, and other accomplishments during fiscal 2013. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee considered the financial performance of the Company, the significance and nature of the activities of each named executive officer, and the quality of each named executive officer’s performance, during fiscal 2013. Based on the reported 2013 performance of the Company, the compensation committee determined not to award Messrs. Birbeck or Hanuschek a bonus for 2013.

Non-Equity Incentive Plan Compensation Awards in 2012

Messrs. Birbeck and Hanuschek were entitled to receive a cash bonus, at the discretion of the Board, if the Company achieved objective financial performance targets based upon the 2012 budget, which required the Company to grow revenue compared to 2011 and become profitable in 2012, and other accomplishments during fiscal 2012. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee considered the financial performance of the Company, the significance and nature of the activities of each named executive officer, and the quality of each named executive officer’s performance, during fiscal 2012. Although the Company did not meet the revenue growth in the 2012 budget, the compensation committee determined to award Messrs. Birbeck and Hanuschek a partial bonus for 2012 due to the Company’s return to profitability in 2012.

Terms of Equity Awards

During the fiscal year ended December 31, 2013, no options to purchase shares of the Company’s Class A common stock were granted to Mr. Birbeck or Mr. Hanuschek.

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

Amended and Restated Stock Option and Restricted Stock Plan

Our stockholders approved the Amended and Restated Stock Option and Restricted Stock Plan (the “Option Plan”) at our 2002 Annual Meeting of Stockholders held on May 30, 2002. The Option Plan provided incentives to our subsidiaries’ designated officers and other employees, members of our Board and independent contractors and consultants who perform services for us and enabled us to attract and retain personnel and to encourage them to obtain a proprietary interest in us. The Option Plan has been replaced with the Company’s Stock Incentive Plan (the “Stock Incentive Plan”). No new grants are being made under the Option Plan and grants that were made under the Option Plan prior to the date our stockholders approved the Stock Incentive Plan continue to be administered under the Option Plan.

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

During the year ended December 31, 2013, there were no options to purchase shares of Class A common stock granted under the Stock Incentive Plan. As of December 31, 2013, options to purchase 5,002,100 shares of Class A common stock had been awarded under the Stock Incentive Plan. Options to purchase 4,339,557 shares of Class A common stock were exercisable as of December 31, 2013.

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

Stock Grants

Stock Grants may be granted to executive officers and other employees of, or consultants or advisors to, CTI or any of its subsidiaries. A Stock Grant may include restrictions on the sale or other disposition of the shares covered by the award, and CTI may have the right to reacquire such shares for no consideration upon termination of the participant’s employment within specified periods. The award agreement will specify whether the participant will have, with respect to the shares of common stock subject to a Stock Grant, all of the rights of a holder of shares of Class A common stock, including the right to receive dividends, if any, and to vote the shares.

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

Outstanding Equity Awards at Fiscal Year-End 2013

The following table sets forth information concerning unexercised options outstanding as of December 31, 2013 for each named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Option Exercise Price ($)	Option Expiration Date
John Birbeck(1)	500,000	—		$0.40	9/29/2015
	250,000	—		$0.31	10/9/2016
	100,000	—		$0.34	2/16/2017
	340,782	—		$0.35	6/12/2017
	250,000	—		$0.31	10/9/2017
	50,000	—		$0.09	10/9/2019
	54,647	27,325	(1)	$0.10	9/8/2021
	16,666	33,334	(1)	$0.2475	6/29/2022
Manfred Hanuschek(2)	100,000	—		$0.39	10/11/2015
	300,000	—		$0.34	2/16/2017
	200,000	—		$0.08	7/10/2019
	39,106	19,554	(2)	$0.10	9/8/2021
	10,000	20,000	(2)	$0.2475	6/29/2022

(1)	Mr. Birbeck’s unexercisable options vest as follows:
(a)	an option to purchase 81,972 shares of CTI’s Class A common stock granted on September 8, 2011 vests in three equal annual installments beginning on the first anniversary of the grant date.
(b)	an option to purchase 50,000 shares of CTI’s Class A common stock granted on June 29, 2012 vests in three equal annual installments beginning on the first anniversary of the grant date.
(2)	Mr. Hanuschek’s unexercisable options vest as follows:
(a)	an option to purchase 58,660 shares of CTI’s Class A common stock granted on September 8, 2011 vests in three equal annual installments beginning on the first anniversary of the grant date.
(b)	an option to purchase 30,000 shares of CTI’s Class A common stock granted on June 29, 2012 vests in three equal annual installments beginning on the first anniversary of the grant date.

Retirement Plans and Arrangements

We have established a 401(k) plan for our U.S. employees and a defined contribution plan benefit for our U.K. employees. The employees may participate through salary deductions and contributions. Under the terms of the plans, we may make employer contributions to a participant’s plan account. Such contributions under the plan applicable to the U.S. employees are, for 2013, equal to 100% of the first 6% of each participant’s contribution during the year. All employee contributions are vested immediately. U.S. participants are vested in employer contributions over a three-year period pursuant to a graduated vesting schedule and subject to annual deferral limitations under the Code. U.K. participants are vested in employer contributions immediately and are not subject to deferral limitations. A U.K. senior manager is entitled to employer contributions of the first 10% of each participant’s contributions to a participant’s plan account.

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

Director Compensation

The following table sets forth information concerning the compensation earned by non-employee directors during the fiscal year ended December 31, 2013. Mr. Birbeck, our President, and Chief Executive Officer, does not receive any compensation for his services as our director.

Name	Fees Earned or Paid in Cash	Total ($)
Bengt Dahl(1)	$10,000	$10,000
Harold Garrison(2)	$6,000	$6,000
Thomas Grein(3)	$36,000	$36,000
Salah Osseiran(4)	$8,000	$8,000
Michael Reinarts(5)	$42,000	$42,000

(1)	As of December 31, 2013, Mr. Dahl held options to purchase 150,000 shares of CTI’s Class A common stock.
(2)	As of December 31, 2013, Mr. Garrison held options to purchase 250,000 shares of CTI’s Class A common stock.
(3)	As of December 31, 2013, Mr. Grein held options to purchase 150,000 shares of CTI’s Class A common stock.
(4)	As of December 31, 2013, Mr. Osseiran held options to purchase 256,250 shares of CTI’s Class A common stock.
(5)	As of December 31, 2013 Mr. Reinarts held options to purchase 50,000 shares of CTI’s Class A common stock.

The Board agreed to compensate Mr. Reinarts $2,000 a month upon his appointment as Chairman of the Board in June 2011 for his duties as Chairman. Mr. Reinarts also continues to receive fees for his attendance of board or committee meetings as described below.

The Board agreed to compensate Mr. Grein $2,000 a month upon his appointment as Chairman of the Special Committee of the Board of Directors. The Special Committee was established to, among other things, evaluate and determine CTI Group’s response to the proposal made on March 7, 2013, by Fairford Holdings Limited, Michael Reinarts and John Birbeck, to purchase all of the outstanding shares of stock of CTI Group for a cash purchase price of $0.29 per share. On December 30, 2013, the purchase price on the offer was increased to $0.40 per share.

In fiscal 2013, fees were paid to directors based on attendance of board or committee (other than audit committee) meetings in person or attendees at audit committee meetings either in person or by means of remote communications (e.g. video conferencing, teleconferencing or internet conferencing) plus reasonable expenses, as follows:

(i)	$2,000 for in person or remote attendance at board and committee meetings;

(iii)	$2,000 for in person or remote attendance at audit committee meetings; and

(iv)	$0 for attendance at stockholders’ meetings.

Total cash reimbursed out of pocket director expenses amounted in the aggregate to approximately $13,748 in the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 12, 2014 with respect to the beneficial ownership of CTI’s Class A common stock by: (i) each person who is known to us to be the beneficial owner of more than five percent of CTI’s outstanding Class A common stock, (ii) each of CTI’s directors, (iii) each of CTI’s named executive officers, and (iv) all of CTI’s directors and executive officers as a group. As of March 12, 2014, 29,212,021 shares of CTI’s Class A common stock were outstanding, which excludes 140,250 shares of treasury stock.

The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC’s regulations. Accordingly, beneficially-owned securities may include securities to which the individual or entity has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or other convertible securities or rights within 60 days after March 12, 2014. Shares subject to stock options, warrants or other convertible securities or rights, which an individual has the right to acquire within 60 days after March 12, 2014, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. The same shares may be beneficially owned by more than one person, and beneficial ownership may be disclaimed as to any or all of a person’s securities. The percentage calculation is based on 34,841,748 shares which represents 29,212,021 shares of the Company’s Class A common stock outstanding that were outstanding as of March 12, 2014 plus 5,629,727 shares that may be issued upon exercise of options pursuant to the definition of beneficial ownership under Rule 13d-3.

Name and Address of Beneficial Owner**	Amount and Nature of Beneficial Ownership of Class A Common Stock		Percent of Class
John Birbeck, President, and Chief Executive Officer	2,315,445	(1)	6.6%
Bengt Dahl, Director	225,000	(2)	*
Harold D. Garrison, Director	183,333	(3)	*
Thomas W. Grein, Director	150,000	(4)	*
Salah N. Osseiran, Director	19,412,408	(5)	55.7%
Siddhartha Rao, Director	351,617	(6)	1.0%
Michael J. Reinarts, Chairman	2,809,645	(7)	8.1%
Manfred Hanuschek, Chief Financial Officer and Secretary	649,106	(8)	1.9%
All directors and executive officers as a group (8 persons)	26,096,554	(9)	74.9%
Fairford Holdings Limited	19,171,575	(5)	55.0%

*	Less than 1%.
**	The business address of CTI’s directors and executive officers is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.
(1)	Represents 753,350 shares of Class A common stock held by Mr. Birbeck directly and exercisable options to purchase 1,562,095 shares of CTI’s Class A common stock.
(2)	Represents 75,000 shares of Class A common stock held by Mr. Dahl directly and exercisable options to purchase 150,000 shares of CTI’s Class A common stock.
(3)	Represents exercisable options to purchase 183,333 shares of CTI’s Class A common stock.
(4)	Represents exercisable options to purchase 150,000 shares of CTI’s Class A common stock.
(5)	Represents 6,250 shares of CTI’s stock held by Mr. Osseiran directly, 45,000 shares of CTI’s Class A common stock owned by Salsel Corporation Limited, 18,131,405 shares of CTI’s Class A common stock owned by Fairford Holdings Limited, 1,040,170 shares of Class A common stock issuable upon the exercise of warrants owned by Fairford Scandinavia, and exercisable options to purchase 189,583 shares of CTI’s Class A common stock. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited and Fairford Holdings Limited. Mr. Osseiran is the managing director of Salsel Corporation Limited, a director of Fairford Holdings Limited and the President of Fairford Scandinavia. Bengt Dahl is a director of Fairford Holdings Limited and the chairman of Fairford Scandinavia. However, Mr. Dahl does not have, or share, the voting or investment power over the shares of CTI’s Class A common stock owned by Fairford Holdings Limited or Fairford Scandinavia. The address of the principal office of Fairford Holdings Limited is Ground Floor, Sir Walter Raleigh House, 48/50 Esplanade, St. Helier, Jersey, Channel Islands JE1 4HH. The Fairford Scandinavia address is A.B. Box 40. 831 21 Ostersund, Sweden.
(6)	Represents 105,000 shares of CTI’s stock held by Mr. Rao directly, 1,000 shares of CTI’s Class A common stock owned by Mr. Rao’s spouse, and exercisable options to purchase 245,617 shares of CTI’s Class A common stock. All of Mr. Rao’s options to purchase shares of CTI’s Class A common stock were granted to Mr. Rao as an employee and expire on May 11, 2014, which is ninety days after Mr. Rao’s last day as a CTI employee.

(7)	Represents 2,759,645 shares of Class A common stock held by Mr. Reinarts directly and exercisable options to purchase 50,000 shares of CTI’s Class A common stock.
(8)	Represents 25,000 shares of Class A common stock held by Mr. Hanuschek directly and exercisable options to purchase 624,106 shares of CTI’s Class A common stock.
(9)	Includes exercisable options to purchase 3,154,734 shares of CTI’s Class A common stock and warrants to purchase 1,040,170 shares of Class A common stock.

Equity Compensation Plan Information

The following table details information regarding CTI’s equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,002,100	$0.26	2,080,150
Equity compensation plans not approved by security holders(2)	1,290,170	$0.28	—

Total	6,292,270	$0.26	2,080,150

(1)	As of December 8, 2005, the Company’s Stock Incentive Plan replaced the Company’s prior Amended and Restated Stock Option and Restricted Stock Plan. Of the 5,002,100 options listed in column (a) above, 758,750 shares of Class A common stock may be issued upon exercise of outstanding options which were issued under the Company’s prior Amended and Restated Stock Option and Restricted Stock Plan and 4,243,350 shares of Class A common stock may be issued upon exercise of outstanding options which were issued under the Stock Incentive Plan.
(2)	The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements (referred to as “outside plan stock options”). Outside plan stock options to purchase 250,000 shares of Class A common stock at an exercise price of $0.31 per share were granted to Mr. Birbeck in 2007. This option expires in 2017. Outside plan warrants to purchase in the aggregate 419,495 shares of Class A common stock at an exercise price of $0.34 per share were granted to Fairford Holdings Scandinavia in 2007. This warrant expires in 2017. Outside plan warrants to purchase 620,675 shares of CTI’s Class A common stock at an exercise price of $0.22 per share, subject to adjustments, were granted to Fairford Holdings Scandinavia in 2008. This warrant expires in 2018. As of December 31, 2013, all of the foregoing outside plan stock options were fully vested.

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

The Company incurred $110,000 in fees and $15,457 in expenses associated with the Board of Directors activities in 2013 and $92,000 in fees and approximately $35,186 in expenses associated with the Board of Directors activities in 2012.

On February 13, 2014, the Board of Directors of the Company, increased the number of directors on the Board of Directors from six to seven and, upon the recommendation of the Nominating Committee of the Board of Directors, elected Siddhartha Rao as a director to fill the newly created position on the Board of Directors. Mr. Rao was not appointed to any committee of the Board of Directors. Mr. Rao served as the Company’s Chief Technology Officer until his resignation on February 10, 2014 and, until such time, Mr. Rao was employed on an at will basis. Mr. Rao will participate in the non-employee director compensation arrangements generally applicable to all of the Company’s non-employee directors. There is no arrangement or understanding between Mr. Rao and any other person pursuant to which Mr. Rao was selected to serve as a director on the Board of Directors. In addition, Mr. Rao has no family relationship with any director or executive officer of the Company. Pursuant to Mr. Rao’s former employment arrangement with the Company, Mr. Rao earned an aggregate of $148,468 and $161,389 in total compensation in 2012 and 2013, respectively.

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of March 12, 2014, Fairford beneficially owned 55.0% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promises to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note. In February 2014, the Company paid the Lenders principal of $700,000 and all interest accrued to date.

On March 7, 2013, a proposal was made by Fairford, Michael Reinarts and John Birbeck, to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share. On December 30, 2013, the purchase price on the offer was increased to $0.40 per share.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director or any of his family members, and our senior management, our independent registered public accounting firm and us, the board has determined that Messrs. Reinarts, Rao and Grein are independent directors within the meaning of the applicable NASDAQ listing standards and Messrs. Birbeck, Osseiran, Dahl, and Garrison fail to meet the independence standards.

Item 14. Principal Accounting Fees and Services

Crowe Horwath LLP served as our independent public accountants and conducted the audit of our consolidated financial statements for each of the fiscal years ended December 31, 2013 and 2012

Category	2013	2012
Audit Fees	$168,262	$186,906
Audit-Related Fees	—	—
Tax Fees	22,224	14,984
All Other Fees	—	—

Total	$190,486	$201,890

Audit Fees. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $168,262 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2013. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $186,906 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2012.

Audit-Related Fees. There were no audit related fees in 2013 or 2012.

Tax Fees. The aggregate fees billed by Crowe Horwath LLP in the fiscal years ended December 31, 2013 and December 31, 2012 for professional services rendered to CTI’s UK subsidiaries for tax compliance, tax advice and tax planning were $22,224 and $14,984, respectively. We use another accountant for U.S. corporate income tax compliance, advice and planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Crowe Horwath LLP in fiscal 2013 and 2012. The Audit Committee had authorized the Chief Financial Officer to engage Crowe Horwath LLP at his discretion for additional audit-related and non audit-related services of up to $25,000 for 2013 and 2012. None of the services pre-approved by the Audit Committee during 2013 and 2012 utilized the de minimis exception to pre-approval.

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

10.24 Office Lease dated October 29, 2012, between CTI Data Solutions Limited and Spherion Technology (UK) Limited, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 29, 2013.

10.25 Office Lease dated October 23, 2012, between CTI Billing Solutions Limited and Canal & River Trust, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 29, 2013.

10.26 Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission on July 16, 2013.

10.27 Form of Officer Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission on July 16, 2013.

10.28 Promissory Note, dated October 30, 2013, issued by CTI Group (Holdings) Inc. to Fairford Holdings, Ltd., Michael Reinarts and John Birbeck in the aggregate principal amount of $1,400,000, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2013.

10.29 First Amendment to Office Lease dated December 2, 2013 between DH Realty LLC and CTI Group (Holdings) Inc. , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2013.

11.1 Statement re computation of per share earnings, incorporated by reference to Note 1 to Consolidated Financial Statements

21.1 List of subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2013.

23.1 Consent of Crowe Horwath LLP.

31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.

32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

101. INS XBLR Instance Document

101. SCH Taxonomy Extension Schema

101. CAL Taxonomy Extension Calculation Linkbase

101. LAB Taxonomy Extension Label Linkbase

101. PRE Taxonomy Extension Presentation Linkbase

101. DEF Taxonomy Extension Defeinition Linkbase

*	Management contract or compensatory plan or agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Group (Holdings) Inc.

By:	/s/ John Birbeck
Name:	John Birbeck
Title:	President and Chief Executive Officer
Date:	March 28, 2014

In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2014	/s/ John Birbeck
Date	John Birbeck
President and Chief Executive Officer
(Principal Executive Officer)

March 28, 2014	/s/ Manfred Hanuschek
Date	Manfred Hanuschek
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 28, 2014	/s/ Michael Reinarts
Date	Michael Reinarts
Chairman, Board of Directors

March 28, 2014	/s/ Harold Garrison
Date	Harold Garrison,
Member, Board of Directors

March 28, 2014	/s/ Bengt Dahl
Date	Bengt Dahl
Member, Board of Directors

March 28, 2014	/s/ Thomas Grein
Date	Thomas Grein
Member, Board of Directors

March 28, 2014	/s/ Salah Osseiran
Date	Salah Osseiran
Member, Board of Directors

March 28, 2014	/s/ Siddhartha Rao
Date	Siddhartha Rao
Member, Board of Directors