Form 10-Q
period 2014-03-31
CTI GROUP HOLDINGS INC
filed 2014-05-15
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2014, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,352,271.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking” statements. Forward-looking statements discuss matters that are not historical facts. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or board of directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using such words as “anticipate”, “believe”, “estimate”, “could”, “should”, “would”, “seek”, “plan”, “expect”, “may”, “predict”, “project”, “intend”, “potential”, “continue”, or similar expressions.

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the United States, ability to obtain a loan facility or receive additional advances from Fairford Holdings Limited, a British Virgin Islands Company, who, as of May 1, 2014, owned beneficially 55.0% of the Company’s Class A common stock, if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, effects of the recent U.S. recession and unstable global economy, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, and ability to protect the Company’s patented technology. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$1,322,392	$1,271,514
Trade accounts receivable, less allowance for doubtful accounts of $51,421 and $54,040, respectively	9,910,961	3,236,772
Prepaid expenses	227,143	291,854
Other current assets	255,038	287,123

Total current assets	11,715,534	5,087,263
Property, equipment, and software, net	2,301,270	2,160,592
Intangible assets, net	981,177	1,149,738
Goodwill	2,769,589	2,769,589
Other assets	88,273	152,441

Total assets	$17,855,843	$11,319,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$372,432	$205,005
Accrued expenses	1,831,914	1,024,988
Accrued wages and other compensation	585,694	372,634
Income tax payable	247,558	681,136
Deferred tax liability	56,668	81,096
Deferred revenue	5,544,226	2,538,977
Note from shareholders	704,183	1,409,549
Notes payable	55,272	54,562

Total current liabilities	9,397,947	6,367,947
Lease incentive – long term	257,308	58,542
Deferred revenue – long term	2,591,539	266,615
Deferred tax liability – long term	314,900	312,173
Note payable – long term	73,230	87,202

Total liabilities	12,634,924	7,092,479
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,352,271 and 29,352,271 issued at March 31, 2014 and at December 31, 2013, respectively	293,523	293,523
Additional paid-in capital	26,228,943	26,213,734
Accumulated deficit	(21,465,948)	(22,445,810)
Accumulated other comprehensive income	356,544	357,840
Treasury stock, 140,250 shares Class A common stock at March 31, 2014 and December 31, 2013 at cost	(192,143)	(192,143)

Total stockholders’ equity	5,220,919	4,227,144

Total liabilities and stockholders’ equity	$17,855,843	$11,319,623

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Software sales, service fee and license fee revenue	$3,945,469	$3,885,326
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,029,943	1,042,327
Selling, general and administration	1,929,991	1,867,824
Research and development	821,845	808,979
Depreciation and amortization	466,665	503,986

Total costs and expenses	4,248,444	4,223,116

Income / (loss) from operations	(302,975)	(337,790)
Other (income) / expense
Interest expense / (income)	19,869	(1,146)
Other expense / (income)	(1,344,749)	—

Total other (income) / expense	(1,324,880)	(1,146)

Income / (loss) before income taxes	1,021,905	(336,644)
Tax expense	42,043	215,747

Net income / (loss)	979,862	(552,391)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(1,296)	108,911

Comprehensive income / (loss)	$978,566	(443,480)

Basic net income / (loss) per common share	$0.03	$(0.02)

Diluted net income / (loss) per common share	$0.03	$(0.02)

Basic weighted average common shares outstanding	29,212,021	29,038,021
Diluted weighted average common shares outstanding	30,656,438	29,038,021

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income / (loss)	$979,862	$(552,391)
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	466,665	503,986
Provision for doubtful accounts	(1,955)	7,780
Deferred income taxes	(23,867)	(53,595)
Recognition of rent incentive benefit	243,958	46,357
Stock option grant expense	15,209	15,529
Changes in operating assets and liabilities:
Trade receivables	(6,615,663)	439,622
Prepaid expenses	65,196	(88,835)
Income taxes	(434,427)	213,896
Other assets	96,196	46,706
Accounts payable	165,420	(139,549)
Accrued expenses	749,938	63,233
Accrued wages and other compensation	211,747	53,096
Deferred revenue	5,285,728	(651,532)

Cash (used in) / provided by operating activities	1,204,007	(95,697)

Cash flows used in investing activities:
Additions to property, equipment, and software	(435,378)	(348,699)

Cash used in investing activities	(435,378)	(348,699)

Cash flows (used in) / provided by financing activities:
Payment on note payable	(13,262)	—
Payment on note from shareholders	(705,366)

Cash used in financing activities	(718,628)	—

Effect of foreign currency exchange rates on cash and cash equivalents	877	(136,797)

Increase / (decrease) in cash and cash equivalents	50,878	(581,193)
Cash and cash equivalents, beginning of period	1,271,514	2,345,390

Cash and cash equivalents, end of period	$1,322,392	$1,764,197

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

Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $182,277 and $259,498 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid income taxes of approximately $498,200 and $61,700 during the three months ended March 31, 2014 and 2013, respectively, for taxes on prior year income in the United Kingdom.

NOTE 3: Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and other accruals approximate their fair values because of their nature and expected duration.

NOTE 4: Debt Obligations and Liquidity

In October 2013, in order to supplement the Company’s liquidity, Fairford Holdings Limited (“Fairford”), Michael Reinarts and John Birbeck (collectively, Fairford and Messrs. Reinarts and Birbeck, the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advancement, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. The promissory note expires on the earlier of (a) demand for payment on March 30, 2014 or thereafter or (b) May 31, 2014. All borrowings are collateralized by substantially all assets of the Company. On April 17, 2014, the Company paid off the promissory note.

The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations. If the Company is unable to generate adequate cash from operations, the Company may seek funds from Fairford or the Lenders.

NOTE 5: New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The new requirements are effective for fiscal years beginning after December 15, 2013. The Company is currently evaluating this new pronouncement and expects that the adoption will not have a material impact on its results of operations, financial position or cash flows.

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

	For the Three Months Ended March 31,
	2014	2013
Net income / (loss)	$979,862	$(552,391)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,212,021	29,038,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	1,444,417	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	30,656,438	29,038,021

Basic:
Net income / (loss) per share	$0.03	$(0.02)

Weighted average common shares outstanding	29,212,021	29,038,021

Diluted:
Net income / (loss) per share	$0.03	$(0.02)

Weighted average common and common equivalent shares outstanding	30,656,438	29,038,021

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

The following types of awards or any combination of awards may be granted under the Stock Incentive Plan: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock grants, (iv) performance awards, and (v) restricted stock units.

The maximum number of shares of Class A common stock with respect to which awards may be granted to any individual participant under the Stock Incentive Plan during each of the Company’s fiscal years will not exceed 1,500,000 shares of Class A common stock, subject to certain adjustments described in the Stock Incentive Plan.

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of March 31, 2014, there were 2,080,150 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

At March 31, 2014, there were options to purchase 5,252,100 shares of Class A common stock outstanding consisting of 5,002,100 Plan and Stock Incentive Plan options and 250,000 Outside Plan Stock Options. There were exercisable options to purchase an aggregate of 4,339,557 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were Outside Plan Stock Options as of March 31, 2014.

On April 1, 2014, the board of directors (the “Board”) of the Company, adopted Amendment No. 1 (the “Amendment”) to the CTI Group (Holdings) Inc. Stock Incentive Plan. The Amendment amended the Stock Incentive Plan to, among other things, permit the Compensation Committee of the Board, as administrator of the Stock Incentive Plan, to issue restricted stock units (each an “RSU”) to certain eligible participants under the Stock Incentive Plan (each a “Participant”). Pursuant to the Amendment, the Compensation Committee of the Board may, in its sole discretion, determine (i) the Participants who will receive RSUs, and (ii) the number of shares of the Company’s Class A common stock, par value $0.01 per share, and/or the amount of cash or other property underlying each RSU. Further, each RSU will be subject to such terms and conditions consistent with the Stock Incentive Plan as are determined by the Compensation Committee of the Board and as set forth in the award agreement relating to such RSU. The Amendment also amended the Stock Incentive Plan to permit the Compensation Committee of the Board to grant awards under the Stock Incentive Plan in substitution for stock and stock-based awards of another entity (an “Acquired Entity”) held by such Acquired Entity’s former employees if such individuals become employees of the Company as a result of the Company’s merger or consolidation with or acquisition of the Acquired Entity.

Information with respect to options was as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2014	5,252,100	$0.08 - $ 0.40	$0.26
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—

Outstanding, March 31, 2014	5,252,100	$0.08 - $ 0.40	$0.26

The future compensation costs related to non-vested options at March 31, 2014 is $73,766. The future costs will be recognized over the weighted average period of approximately 1.50 years.

The following table summarizes options exercisable at March 31, 2014:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
March 31, 2014	4,589,557	$0.08-$ 0.40	$0.27	$248,947	3.47 years

The following table summarizes non-vested options:

Option Shares
January 1, 2014	662,543
Granted	—
Expired	—
Vested	—

March 31, 2014	662,543

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

Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of March 31, 2014, Fairford beneficially owned 55.0% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.

Included within selling, general and administrative expense for the three months ended March 31, 2014 and March 31, 2013 was $15,209 and $15,529, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of March 31, 2014, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of any such pending claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company realized other income of $1,344,749 for the three months ended March 31, 2014. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251.

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2014, the Company’s valuation allowance related only to net deferred tax assets in the United States. Prior to October 1, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested. Due to the Company transferring cash from its non-U.S. subsidiaries to the US in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested. The Company expects that the adoption of this position will not have a material impact on its results of operations, financial position or cash flows.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of March 31, 2014 and March 31, 2013, the Company had $151,604 and $120,961 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of March 31, 2014.

For the three months ended March 31, 2014 and March 31, 2013, the Company had $42,043 and $215,747, respectively, of income tax expense. The income tax expense was primarily related to the United Kingdom operations. The difference between the statutory rate and the actual rate is primarily due to the taxable income in the United States being off-set by the net operating loss carry-forward and the valuation allowance related to United States net operating loss carry-forward.

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

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2014 and 2013 is shown in the following tables.

	For Three Months Ended March 31, 2014
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,376,375	$1,569,094	$—	$3,945,469
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,958,052	957,474	—	2,915,526
Depreciation and amortization	328,470	135,595	2,600	466,665
Income (loss) from operations	291,951	(118,358)	(476,568)	(302,975)
Long-lived assets	4,823,486	1,294,380	22,443	6,140,309

	For Three Months Ended March 31, 2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,607,537	$1,277,789	$—	$3,885,326
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	2,104,522	738,477	—	2,842,999
Depreciation and amortization	359,602	143,285	1,099	503,986
Income (loss) from operations	509,414	(439,692)	(407,512)	(337,790)
Long-lived assets	5,693,709	989,054	7,091	6,689,854

The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2014
	United States	United Kingdom	Consolidated
Revenues	$1,143,527	$2,801,942	$3,945,469
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	801,812	2,113,714	2,915,526
Depreciation and amortization	132,844	333,821	466,665
Income (loss) from operations	(469,191)	166,216	(302,975)
Long-lived assets	5,081,769	1,058,540	6,140,309

	For Three Months Ended March 31, 2013
	United States	United Kingdom	Consolidated
Revenues	$792,157	$3,093,169	$3,885,326
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	521,702	2,321,297	2,842,999
Depreciation and amortization	143,874	360,112	503,986
Income (loss) from operations	(758,058)	420,268	(337,790)
Long-lived assets	5,654,483	1,035,371	6,689,854

NOTE 12 –Related Party Transactions

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of May 7, 2014, Fairford beneficially owned 55.0% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promises to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note. In February 2014, the Company paid the Lenders principal of $700,000 and all interest accrued to date. On April 17, 2014, the Company paid all remaining principal and accrued interest under the Note.

On March 7, 2013, a proposal was made by Fairford, Michael Reinarts and John Birbeck, to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share (the “Proposal”). On December 30, 2013, the purchase price on the offer was increased to $0.40 per share.

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

The Company reported revenue in the EIM segment of $2.4 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively. For the CAMRA segment, the Company recorded revenues of $1.6 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

The Company believes that as voice and data services continue to commoditize, service providers will seek alternative business models to replace revenue lost as a result of pricing pressures. One such business model is the delivery of managed or hosted voice and video services. The Company has seen what it believes to be positive results in its CAMRA segment. However, due to the recent U.S. recession and unstable global economy, the growth in the CAMRA segment has been slower than anticipated but the Company continues to see improvement.

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

The Company’s CAMRA applications will help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. In 2007, the Company marketed two applications, emPulse, a web-based communications traffic analysis solution, and SmartRecord® IP, which enable service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications were released as enterprise-grade products. The Company anticipates that customers will purchase these products when upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream.

Financial Condition

In the three months ended March 31, 2014, the stockholders’ equity increased $993,775 from $4,227,144 as of December 31, 2013 to $5,220,919 as of March 31, 2014 primarily as a result of the net income of $979,862. The Company realized an increase in net current assets (current assets, less current liabilities) of $3,598,271 which was primarily attributable to an increase in accounts receivable due to a large invoice in the EIM segment and a large invoice in the CAMRA segment generated in the first quarter of 2014. One of the two large invoices has a significant balance in long-term deferred revenue, thus contributing to the working capital increase.

At March 31, 2014, cash and cash equivalents were $1,322,392 compared to $1,271,514 at December 31, 2013, and such increase was primarily attributable to cash provided by operating activities for the three months ended March 31, 2014 of $1,204,007 offset by cash used in investing activities of $435,378 and cash flows used in financing activities of $718,628. The cash provided in operating activities in the three months ended March 31, 2014 of $1,204,007 was primarily attributable to net income of $979,862. The net income is primarily attributable to the patent settlement with net proceeds of $1,344,749 recognized in other income for the three months ended March 31, 2014. The cash used in investing activities for the three months ended March 31, 2014 of $435,378 related to additions to property, equipment and software. The cash used in financing activities for the three months ended March 31, 2014 of $718,628 was due primarily to the reduction of short-term debt. The Company generates approximately 72.1% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has strengthened by 0.6% in relation to the United States dollar during the three month period ended March 31, 2014.

Results of Operations (Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013)

Revenues

Revenues from operations for the three months ended March 31, 2014 increased $60,143, or 1.5%, to $3,945,469 as compared to $3,885,326 for the three months ended March 31, 2013. Overall revenues increased as a result of increased CAMRA segment sales of $291,305, or 22.8% to $1,569,094 as compared to $1,277,789 for the three months ended March 31, 2013. Included in the CAMRA revenue increase is an increase in the United States CAMRA segment of $406,521, or 119.9% to $738,253 for the three months ended March 31, 2014 as compared to $335,732 for the three months ended March 31, 2013. The EIM segment decreased $231,162, or 8.9%, to $2,376,375 for the three months ended March 31, 2014 as compared to $2,607,537 for the three months ended March 31, 2013. The decrease in EIM was primarily related to a decrease in professional service revenue from existing customers realized in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 20.4% of the total revenues for the three months ended March 31, 2014 and approximately 24.9% for the three months ended March 31, 2013.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2014, decreased $12,384, or 1.2%, to $1,029,943, as compared to $1,042,327 for the three months ended March 31, 2013. The decrease was primarily related to costs associated with decreased professional service revenue in the UK EIM segment. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment increased $72,308, or 13.4%, to $611,620 for the three months ended March 31, 2014 from $539,312 for the three months ended March 31, 2013. The increase was due to an increase in revenue in the United States CAMRA segment of 119.9% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $84,692, or 16.8%, to $418,323 for the three months ended March 31, 2014 compared to $503,015 for the three months ended March 31, 2013 due to a decrease in revenue of 8.9%. The cost of products and services, excluding depreciation and amortization, was 26.1% of revenue for the three months ended March 31, 2014, as compared to 26.8% of revenue for the three months ended March 31, 2013.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended March 31, 2014 increased $62,167, or 3.3%, to $1,929,991 compared to $1,867,824 for the three months ended March 31, 2013. The increase was primarily due to professional fees incurred related to the evaluation of the Proposal and other professional fees. Selling, general and administrative costs related to the CAMRA segment increased by $24,856 to $672,564 for the three months ended March 31, 2014 compared to $647,708 for the three months ended March 31, 2013. Selling, general and administrative costs related to the EIM segment decreased by $31,244 to $783,459 for the three months ended March 31, 2014 compared to $814,703 for the three months ended March 31, 2013. Selling, general and administrative costs related to the corporate allocation increased by $68,555 to $473,968 for the three months ended March 31, 2014 compared to $406,413 for the three months ended March 31, 2013 which was primarily due to an increase in professional fees related to the evaluation of the Proposal and other professional fees.

Research and Development Expense

Research and development expense for the three months ended March 31, 2014 increased $12,866, or 1.6%, to $821,845 as compared to $808,979 for the three months ended March 31, 2013. Research and development costs related to the CAMRA segment decreased $119,503 to $267,673 for the three months ended March 31, 2014 compared to $387,176 for the three months ended March 31, 2013. Research and development expense related to the EIM segment increased $132,369 to $554,172 for the three months ended March 31, 2014 compared to $421,803 for the three months ended March 31, 2013. Research and development costs for software with established technological feasibility that were capitalized during the three months ended March 31, 2014 and March 31, 2013 amounted to $237,156 and $223,388, respectively. Research and development costs allocated to cost of goods sold during the three months ended March 31, 2014 and March 31, 2013 amounted to $131,706 and $137,442, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2014 decreased $37,321 to $466,665 from $503,986 in the three months ended March 31, 2013.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $182,277 and $259,498 for the three months ended March 31, 2014 and 2013, respectively.

Other Income and Expense

The Company realized interest expense of $19,869 for the three months ended March 31, 2014 compared to interest income of $1,146 for the three months ended March 31, 2013. The change to interest income and expense was primarily due to the Company adding new debt during 2013.

The Company realized other income of $1,344,749 for the three months ended March 31, 2014. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251.

Taxes

The tax expense for the three months ended March 31, 2014 decreased $173,704 to $42,043 as compared to an expense of $215,747 for the three months ended March 31, 2013. The tax expense for the three months ended March 31, 2014 and March 31, 2013 was due to the pre-tax income in the United Kingdom of $165,110 and $421,414, respectively. The decrease in the effective tax rate in 2014 was primarily associated with a true-up of deferred taxes in the three months ended March 31, 2013 and no true-up in the three months ended March 31, 2014. The difference between the statutory rate and the actual rate is primarily due to the taxable income in the United States being off-set by the net operating loss carry-forward and the valuation allowance related to United States.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of March 31, 2014, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized net income for the three months ended March 31, 2014 of $979,862 compared to net loss of $552,391 for the three months ended March 31, 2013. The change to a net income was primarily associated with the other income of $1,344,749 related to a patent enforcement settlement.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents in the past have been adequate to meet the Company’s business objectives. Cash and cash equivalents increased $50,878 to $1,322,392 as of March 31, 2014 compared to $1,271,514 as of December 31, 2013. The increase in cash and cash equivalents, during the three months ended March 31, 2014 was predominately related to cash flows provided by operations of $1,204,007. Cash provided by operations of $1,204,007 was primarily related to the net patent enforcement settlement of $1,344,749. Cash used in investing activities for the three months ended March 31, 2014 of $435,378 was primarily related to capitalization of internally developed software of $237,156 and the purchase of equipment. The cash used in financing activities for the three months ended March 31, 2014 of $718,628 related to the pay down of debt. The effect of foreign currency exchange rates on cash and cash equivalents was a gain of $877.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the three months ended March 31, 2014 of $291,951 and $(118,358), respectively. The Corporate Allocation expense was $(476,568) for the three months ended March 31, 2014. The United States location generated a loss from operations for the three months ended March 31, 2014 of $(469,191), which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same period of $166,216.

In October 2013, in order to supplement the Company’s liquidity, Fairford, Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advance, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. The promissory note expires on the earlier of (a) demand for payment on March 30, 2014 or thereafter or (b) May 31, 2014. All borrowings are collateralized by substantially all assets of the Company. On April 17, 2014, the Company repaid the promissory note.

The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company’s EIM segment and if necessary from the cash balance at March 31, 2014. As of March 31, 2014, the Company did not and as of the date of this Form 10-Q does not have an operating line credit facility in place.

The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations. If the Company is unable to generate adequate cash from operations, the Company may seek additional funds from Fairford or the Lenders. There can be no assurance that the Company will be successful in such efforts.

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

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of March 31, 2014, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations. Due to the Company transferring cash from its non-U.S. subsidiaries to the US in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested. The Company expects that the adoption of this position will not have a material impact on its results of operations, financial position or cash flows.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2014.

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

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. No impairment was identified in 2013. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of purchased technology, trademarks and trade names, and customer lists.

The Company has allocated goodwill and a significant component of its intangible assets to CTI Billing Solutions Limited, as that entity is considered a separate reporting unit. The Company performed its last annual impairment analysis on goodwill as of October 1, 2013, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The results of this analysis indicated that there was no impairment as of the date of our annual impairment determination and that further impairment analysis was not required.

The Company recognizes that the market for our stock can be below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock, a significant portion of the Company’s Class A common stock (approximately 55%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap,” the Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock.

Because of the Company’s continued relatively low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. As of November 1, 2013, the Company’s “market cap” was above the Company’s book value. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The business unit’s operating performance subsequent to the goodwill impairment analysis has exceeded anticipated performance through the most recent period that information is available. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at March 31, 2014. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

Included within selling, general and administrative expense for the three months ended March 31, 2014 and March 31, 2013 was $15,209 and $15,529, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $58,000, $31,000, $0 and $0 for the fiscal years ending December 31, 2014, 2015, 2016 and 2017, respectively, of compensation costs for non-vested stock options previously granted to employees.

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The new requirements are effective for fiscal years beginning after December 15, 2013 The Company is currently evaluating this new pronouncement and expects that the adoption will not have a material impact on its results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

On February 4, 2014, the Company agreed with Qwest to settle the litigation. As part of the settlement, the Company received $3,100,000 which was off-set by legal fees of $1,755,251.

Item 1A – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Exhibit 10.1	Amendment No. 1 to the CTI Group (Holdings) Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2014).

Exhibit 10.2	Form of Restricted Stock Units Award Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2014).

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2-	Section 1350 Certification of the Chief Financial Officer

Exhibit 101-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ John Birbeck
John Birbeck	Date: May 15, 2014
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: May 15, 2014
Chief Financial Officer
(Principal Financial Officer)