Form 10-Q
period 2014-06-30
CTI GROUP HOLDINGS INC
filed 2014-08-14
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2014, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,352,271.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the United States, ability to obtain a loan facility or receive additional advances from Fairford Holdings Limited, a British Virgin Islands Company, who, as of August 1, 2014, owned beneficially 63.4% of the Company’s Class A common stock, if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, effects of the recent U.S. recession and unstable global economy, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, and ability to protect the Company’s patented technology. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$5,337,994	$1,271,514
Trade accounts receivable, less allowance for doubtful accounts of $72,434 and $54,040, respectively	3,848,930	3,236,772
Prepaid expenses	261,577	291,854
Other current assets	236,988	287,123

Total current assets	9,685,489	5,087,263
Property, equipment, and software, net	2,443,323	2,160,592
Intangible assets, net	810,743	1,149,738
Goodwill	2,769,589	2,769,589
Other assets	88,210	152,441

Total assets	$15,797,354	$11,319,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$190,531	$205,005
Accrued expenses	979,556	1,024,988
Accrued wages and other compensation	645,167	372,634
Income tax payable	321,821	681,136
Deferred tax liability	54,543	81,096
Deferred revenue	5,852,734	2,538,977
Note from shareholders	—	1,409,549
Notes payable	56,132	54,562

Total current liabilities	8,100,484	6,367,947
Lease incentive – long term	278,285	58,542
Deferred revenue – long term	2,082,262	266,615
Deferred tax liability – long term	287,561	312,173
Note payable – long term	59,039	87,202

Total liabilities	10,807,631	7,092,479
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,352,271 and 29,352,271 issued at June 30, 2014 and at December 31, 2013, respectively	293,523	293,523
Additional paid-in capital	26,293,700	26,213,734
Accumulated deficit	(21,755,853)	(22,445,810)
Accumulated other comprehensive income	350,496	357,840
Treasury stock, 140,250 shares Class A common stock at June 30, 2014 and December 31, 2013 at cost	(192,143)	(192,143)

Total stockholders’ equity	4,989,723	4,227,144

Total liabilities and stockholders’ equity	$15,797,354	$11,319,623

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Six months ended June 30,
	2014	2013
Revenues:
Software sales, service fee and license fee revenue	$8,029,538	$7,769,302
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,067,948	2,051,967
Selling, general and administration	3,857,440	3,779,187
Research and development	1,691,862	1,518,841
Depreciation and amortization	928,667	978,172

Total costs and expenses	8,545,917	8,328,167

Loss from operations	(516,379)	(558,865)
Other (income) / expense
Interest expense / (income)	25,473	(2,370)
Other expense / (income)	(1,344,749)	—

Total other (income) / expense	(1,319,276)	(2,370)

Income / (loss) before income taxes	802,897	(556,495)
Tax expense	112,940	347,212

Net income / (loss)	689,957	(903,707)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(7,344)	110,515

Comprehensive income / (loss)	$682,613	$(793,192)

Basic net income / (loss) per common share	$0.02	$(0.03)

Diluted net income / (loss) per common share	$0.02	$(0.03)

Basic weighted average common shares outstanding	29,212,021	29,038,496
Diluted weighted average common shares outstanding	31,674,711	29,038,496

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended
	June 30,
	2014	2013
Revenues:
Software sales, service fee and license fee revenue	$4,084,069	$3,883,976
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,038,005	1,009,640
Selling, general and administration	1,927,449	1,911,363
Research and development	870,017	709,862
Depreciation and amortization	462,002	474,186

Total costs and expenses	4,297,473	4,105,051

Loss from operations	(213,404)	(221,075)
Other (income) / expense
Interest expense / (income)	5,604	(1,224)

Total other (income) / expense	5,604	(1,224)

Loss before income taxes	(219,008)	(219,851)
Tax expense	70,897	131,465

Net loss	(289,905)	(351,316)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(6,048)	1,604

Comprehensive loss	$(295,953)	(349,712)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	29,212,021	29,038,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income / (loss)	$689,957	$(903,707)
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	928,667	978,172
Provision for doubtful accounts	24,401	(16,126)
Deferred income taxes	(62,147)	(107,634)
Recognition of rent incentive benefit	310,415	44,617
Stock compensation expense	79,966	31,057
Changes in operating assets and liabilities:
Trade receivables	(540,494)	34,466
Prepaid expenses	34,813	128,332
Income taxes	(371,773)	(17,450)
Other assets	114,370	77,329
Accounts payable	(20,554)	13,712
Accrued expenses	(173,706)	232,389
Accrued wages and other compensation	264,708	(66,657)
Deferred revenue	4,962,763	(1,082,810)

Cash (used in) / provided by operating activities	6,241,386	(654,310)

Cash flows used in investing activities:
Additions to property, equipment, and software	(868,528)	(652,104)

Cash used in investing activities	(868,528)	(652,104)

Cash flows (used in) / provided by financing activities:
Exercise of stock options	—	210
Payment on note payable	(26,593)	—
Payment on note from shareholders	(1,400,000)	—

Cash (used in) / provided by financing activities	(1,426,593)	210

Effect of foreign currency exchange rates on cash and cash equivalents	120,215	(115,063)

Increase / (decrease) in cash and cash equivalents	4,066,480	(1,421,267)
Cash and cash equivalents, beginning of period	1,271,514	2,345,390

Cash and cash equivalents, end of period	$5,337,994	$924,123

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

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $377,732 and $455,856 for the six months ended June 30, 2014 and 2013, respectively. Amortization expense of developed software amounted to $195,455 and $196,358 for the three months ended June 30, 2014 and 2013, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid $41,415 and $0 for current year income tax estimates for the six months ended June 30, 2014 and 2013, respectively, for taxable income in the United Kingdom. The Company paid income taxes of approximately $498,200 and $474,949 during the six months ended June 30, 2014 and 2013, respectively, for taxes on prior year income in the United Kingdom.

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

The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations. If the Company is unable to generate adequate cash from operations, the Company may seek funds from Fairford or any one of the other Lenders.

NOTE 5: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 Revenue from Contracts with Customers a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This guidance provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This new standard is effective for us beginning in fiscal year 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income / (loss)	$(289,905)	$(351,316)	$689,957	$(903,707)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,212,021	29,038,966	29,212,021	29,038,496
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	2,462,690	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,212,021	29,038,966	31,674,711	29,038,496

Basic:
Net income / (loss) per share	$(0.01)	$(0.01)	$0.02	$(0.03)

Weighted average common shares outstanding	29,212,021	29,038,966	29,038,966	29,038,496

Diluted:
Net income / (loss) per share	$(0.01)	$(0.01)	$0.02	$(0.03)

Weighted average common and common equivalent shares outstanding	29,212,021	29,038,966	31,674,711	29,038,496

For the three months ended June 30, 2013 and June 30, 2014, and the six months ended June 30, 2013, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of June 30, 2014, there were 1,227,505 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

On April 1, 2014, the board of directors (the “Board”) of the Company adopted Amendment No. 1 (the “Amendment”) to the CTI Group (Holdings) Inc. Stock Incentive Plan. The Amendment amended the Stock Incentive Plan to, among other things, permit the Compensation Committee of the Board, as administrator of the Stock Incentive Plan, to issue restricted stock units (each an “RSU”) to certain eligible participants under the Stock Incentive Plan (each a “Participant”). Pursuant to the Amendment, the Compensation Committee of the Board may, in its sole discretion, determine (i) the Participants who will receive RSUs, and (ii) the number of shares of the Company’s Class A common stock, par value $0.01 per share, and/or the amount of cash or other property underlying each RSU. Further, each RSU will be subject to such terms and conditions consistent with the Stock Incentive Plan as are determined by the Compensation Committee of the Board and as set forth in the award agreement relating to such RSU. The Amendment also amended the Stock Incentive Plan to permit the Compensation Committee of the Board to grant awards under the Stock Incentive Plan in substitution for stock and stock-based awards of another entity (an “Acquired Entity”) held by such Acquired Entity’s former employees if such individuals become employees of the Company as a result of the Company’s merger or consolidation with or acquisition of the Acquired Entity.

At June 30, 2014, there were options to purchase 4,974,925 shares of Class A common stock outstanding consisting of 4,724,925 Plan and Stock Incentive Plan options and 250,000 Outside Plan Stock Options. There were exercisable options to purchase an aggregate of 4,278,945 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were Outside Plan Stock Options as of June 30, 2014.

At June 30, 2014, there were RSUs outstanding representing the right, subject to satisfaction of vesting conditions, to receive an aggregate of 1,129,820 shares of Class A common stock (or their value in cash) at a future date without payment of a purchase price.

Information with respect to options was as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2014	5,252,100	$0.08—$ 0.40	$0.26
Granted	—	—	—
Exercised	—	—	—
Expired	(277,175)	$0.08—$ 0.34	$0.21

Outstanding, June 30, 2014	4,974,925	$0.08—$ 0.40	$0.26

Information with respect to RSUs was as follows:

RSU Shares
Unvested outstanding, January 1, 2014	—
Granted	1,129,820
Vested	—
Forfeited or cancelled	—

Unvested outstanding, June 30, 2014	1,129,820

The future compensation costs related to non-vested options and RSU’s at June 30, 2014 is $241,138. The future costs will be recognized over the weighted average period of approximately 2.75 years.

The following table summarizes options exercisable at June 30, 2014:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
June 30, 2014	4,528,945	$0.08-$ 0.40	$0.27	$459,727	3.70 years

The following table summarizes non-vested options:

Option Shares
January 1, 2014	662,543
Granted	—
Expired	(31,559)
Vested	(185,004)

June 30, 2014	445,980

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

Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of June 30, 2014, Fairford beneficially owned 63.4% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.

Included within selling, general and administrative expense for the three months ended June 30, 2014 and June 30, 2013 was $64,757 and $15,528, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2014 and June 30, 2013 was $79,966 and $31,057, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of June 30, 2014, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of any such pending claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company realized other income of $1,344,749 for the three and six months ended June 30, 2014. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251.

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2014, the Company’s valuation allowance related only to net deferred tax assets in the United States. Prior to October 1, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested. Due to the Company transferring cash from its non-U.S. subsidiaries to the US in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested. The impact of adoption of this policy has not had a material impact on the Company’s results of operations, financial position or cash flows.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of June 30, 2014 and June 30, 2013, the Company had $159,827 and $125,938 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of June 30, 2014.

For the six months ended June 30, 2014 and June 30, 2013, the Company had $112,940 and $347,212, respectively, of income tax expense and for the three months ended June 30, 2014 and June 30, 2013, the Company had $70,897 and $131,465 of income tax expense, respectively. The income tax benefit and expense were primarily related to the United Kingdom operations. The difference between the statutory rate and the actual rate is primarily due to the valuation allowance related to the net deferred tax assets in the United States.

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

Summarized financial information concerning the Company’s reportable segments for the six and three months ended June 30, 2014 and 2013 is shown in the following tables.

	For Six Months Ended June 30, 2014
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$4,834,524	$3,195,014	$—	$8,029,538
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	3,973,297	1,988,293	—	5,961,590
Depreciation and amortization	643,829	279,708	5,130	928,667
Income (loss) from operations	583,352	(207,240)	(892,491)	(516,379)
Long-lived assets	4,741,108	1,350,844	19,913	6,111,865

	For Six Months Ended June 30, 2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$5,014,097	$2,755,205	$—	$7,769,302
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	4,045,373	1,671,962	—	5,717,335
Depreciation and amortization	715,068	260,854	2,250	978,172
Income (loss) from operations	981,443	(547,051)	(993,257)	(558,865)
Long-lived assets	5,419,620	1,088,975	11,761	6,520,356

	For Three Months Ended June 30, 2014
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,458,149	$1,625,920	$—	$4,084,069
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	2,015,245	1,030,819	—	3,046,064
Depreciation and amortization	315,359	144,113	2,530	462,002
Income (loss) from operations	291,401	(88,882)	(415,923)	(213,404)
Long-lived assets	4,741,108	1,350,844	19,913	6,111,865

	For Three Months Ended June 30, 2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,406,560	$1,477,416	$—	$3,883,976
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	1,940,851	933,485	—	2,874,336
Depreciation and amortization	355,466	117,569	1,151	474,186
Income (loss) from operations	472,029	(107,359)	(585,745)	(221,075)
Long-lived assets	5,419,620	1,088,975	11,761	6,520,356

The following table presents net revenues by geographic location.

	For Six Months Ended June 30, 2014
	United States	United Kingdom	Consolidated
Revenues	$2,167,184	$5,862,354	$8,029,538
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,530,843	4,430,747	5,961,590
Depreciation and amortization	271,772	656,895	928,667
Income (loss) from operations	(963,105)	446,726	(516,379)
Long-lived assets	4,996,453	1,115,412	6,111,865

	For Six Months Ended June 30, 2013
	United States	United Kingdom	Consolidated
Revenues	$1,757,179	$6,012,123	$7,769,302
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,175,609	4,541,726	5,717,335
Depreciation and amortization	261,530	716,642	978,172
Income (loss) from operations	(1,491,458)	932,593	(558,865)
Long-lived assets	5,567,276	953,080	6,520,356

	For Three Months Ended June 30, 2014
	United States	United Kingdom	Consolidated
Revenues	$1,023,657	$3,060,412	$4,084,069
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	729,031	2,317,033	3,046,064
Depreciation and amortization	138,928	323,074	462,002
Income (loss) from operations	(493,914)	280,510	(213,404)
Long-lived assets	4,996,453	1,115,412	6,111,865

	For Three Months Ended June 30, 2013
	United States	United Kingdom	Consolidated
Revenues	$965,022	$2,918,954	$3,883,976
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	653,907	2,220,429	2,874,336
Depreciation and amortization	117,656	356,530	474,186
Income (loss) from operations	(733,400)	512,325	(221,075)
Long-lived assets	5,567,276	953,080	6,520,356

NOTE 12 –Related Party Transactions

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of August 1, 2014, Fairford beneficially owned 63.4% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promised to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note. In February 2014, the Company paid the Lenders principal of $700,000 and all interest accrued to date. On April 17, 2014, the Company paid all remaining principal and accrued interest under the Note.

On March 7, 2013, a proposal was made by Fairford, Michael Reinarts and John Birbeck (the “Buying Group”), to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share (the “Proposal”). On December 30, 2013, the purchase price on the offer was increased to $0.40 per share (the “Revised Offer”). On June 14, 2014, the Special Committee of the Board rejected the Revised Offer. Upon being informed of the Special Committee’s rejection of the Revised Offer, the Buying Group informed the Company on June 14, 2014 that it would not be increasing and formally withdrew the Revised Offer. Accordingly, the Board disbanded the Special Committee effective immediately.

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

The Company reported revenue in the EIM segment of $4.8 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively, and $2.5 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively. For the CAMRA segment, the Company recorded revenues of $3.2 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively, and $1.6 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively.

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

Financial Condition

In the six months ended June 30, 2014, stockholders’ equity increased $762,579 from $4,227,144 as of December 31, 2013 to $4,989,723 as of June 30, 2014 primarily as a result of net income of $689,957. The Company realized an increase in net current assets (current assets, less current liabilities) of $2,865,689 which was primarily attributable to an increase in cash due to a large invoice in the EIM segment and a large invoice in the CAMRA segment generated in the first quarter of 2014. One of the two large invoices has a significant balance in long-term deferred revenue, thus contributing to the working capital increase.

At June 30, 2014, cash and cash equivalents were $5,337,994 compared to $1,271,514 at December 31, 2013, and such increase was primarily attributable to cash provided by operating activities for the three months ended June 30, 2014 of $6,241,387 offset by cash used in investing activities of $868,528 and cash flows used in financing activities of $1,426,594. The cash provided in operating activities in the six months ended June 30, 2014 of $6,241,387 was primarily attributable to an increase in deferred revenue of $4,962,763 and an increase in net income of $689,957. The increase in deferred revenue is primarily related to a large invoice in the EIM segment and a large invoice in the CAMRA segment generated in the first quarter of 2014 and increase in net income is primarily attributable to the patent settlement with net proceeds of $1,344,749 recognized in other income for the six months ended June 30, 2014. The cash used in investing activities for the six months ended June 30, 2014 of $868,528 related to additions to property, equipment and software. The cash used in financing activities for the six months ended June 30, 2014 of $1,426,594 was due primarily to the reduction of short-term debt. The Company generates approximately 73.0% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has strengthened by 3.2% in relation to the United States dollar during the six month period ended June 30, 2014.

Results of Operations (Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013)

Revenues

Revenues from operations for the six months ended June 30, 2014 increased $260,236, or 3.3%, to $8,029,538 as compared to $7,769,302 for the six months ended June 30, 2013. Overall revenues increased primarily as a result of increased sales in the CAMRA segment of $439,809. Revenues derived from the United Kingdom operations represented 73.0% and 77.4% of total revenues for the six months ended June 30, 2014 and 2013, respectively. The decrease in the percentage of total revenues attributable to United Kingdom operations was primarily related to decreased sales in the United Kingdom EIM segment due to a reduction in professional services revenue from existing customers. The United States revenues increased by $410,005, or 23.3%, to $2,167,184 for the six months ended June 30, 2014 compared to $1,757,179 for the six months ended June 30, 2013. Such increase was primarily related to an increase in revenue in the CAMRA segment sales in the United States due to an increase in license fees. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 22.1% of total revenues for the six months ended June 30, 2014 and approximately 19.6% for the six months ended June 30, 2013.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2014, increased $15,981, or 0.8%, to $2,067,948, as compared to $2,051,967 for the six months ended June 30, 2013. The increase was primarily related to costs associated with increased revenue. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment increased $123,478 to $1,206,721 for the six months ended June 30, 2014 from $1,083,243 for the six months ended June 30, 2013. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $107,497 to $861,227 for the six months ended June 30, 2014 compared to $968,724 for the six months ended June 30, 2013. The cost of products and services, excluding depreciation and amortization, was 25.8% of revenue for the six months ended June 30, 2014, as compared to 26.4% of revenue for the six months ended June 30, 2013.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the six months ended June 30, 2014 increased $78,253, or 2.1%, to $3,857,440 compared to $3,779,187 for the six months ended June 30, 2013. The increase was primarily due to increased selling costs in the CAMRA segment in the United States due to an increased focus and activity as the Company continues to invest to increase licenses sold in this segment. Selling, general and administrative costs related to the CAMRA segment increased by $75,063 to $1,360,942 for the six months ended June 30, 2014 compared to $1,285,879 for the six months ended June 30, 2013. The increase in the CAMRA selling costs of $144,771 was partially offset by a decrease in the CAMRA general and administrative costs of $69,708. Selling, general and administrative costs related to the EIM segment increased by $106,836 to $1,609,137 for the six months ended June 30, 2014 compared to $1,502,301 for the six months ended June 30, 2013. Selling, general and administrative costs related to the corporate allocation decreased by $103,646 to $887,361 for the six months ended June 30, 2014 compared to $991,007 for the six months ended June 30, 2013 which was primarily due to an decrease in professional fees related to the evaluation of the Proposal which was rejected in 2014.

Research and Development Expense

Research and development expense for the six months ended June 30, 2014 increased $173,021, or 11.4%, to $1,691,862 as compared to $1,518,841 for the six months ended June 30, 2013. Research and development costs related to the CAMRA segment decreased $117,397 to $554,883 for the six months ended June 30, 2014 compared to $672,280 for the six months ended June 30, 2013. Research and development expense related to the EIM segment increased $290,418 to $1,136,979 for the six months ended June 30, 2014 compared to $846,561 for the six months ended June 30, 2013. Research and development costs that were capitalized during the six months ended June 30, 2014 and June 30, 2013 amounted to $537,596 and $487,533, respectively. Research and development costs allocated to cost of goods sold during the six months ended June 30, 2014 and June 30, 2013 amounted to $215,142 and $253,093, respectively.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2014 decreased $49,505 to $928,667 from $978,172 in the six months ended June 30, 2013.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $377,732 and $455,856 for the six months ended June 30, 2014 and 2013, respectively.

Other Income and Expense

The Company realized interest expense of $25,473 for the six months ended June 30, 2014 compared to interest income of $2,370 for the six months ended June 30, 2013. The change to interest income and expense was primarily due to the Company adding new debt during 2013.

The Company realized other income of $1,344,749 for the six months ended June 30, 2014. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251.

Taxes

The tax expense for the six months ended June 30, 2014 decreased $234,272, or 67.5%, to $112,940 as compared to $347,212 for the six months ended June 30, 2013. The tax expense for the six months ended June 30, 2014 and June 30, 2013 was due to the pre-tax income in the United Kingdom of $442,053 and $934,963, respectively. The effective tax rates for the six months ended June 30, 2014 and June 30, 2013 for the United Kingdom were 25.5% and 37.1%, respectively. The higher effective tax rate in 2013 was caused by a true-up of the prior year’s tax provision related to a book to tax difference on fixed asset depreciation.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2014, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized net income for the six months ended June 30, 2014 of $689,957 compared to net loss of $903,707 for the six months ended June 30, 2013. The change in net income was primarily associated with the other income of $1,344,749 related to the patent enforcement settlement.

Results of Operations (Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013)

Revenues

Revenues from operations for the three months ended June 30, 2014 increased $200,093, or 5.2%, to $4,084,069 as compared to $3,883,976 for the three months ended June 30, 2013. Overall revenues increased as a result of increased CAMRA segment sales of $148,504, or 10.1%, to $1,625,920 as compared to $1,477,416 for the three months ended June 30, 2013. The EIM segment increased $51,589, or 2.1%, to $2,458,149 for the three months ended June 30, 2014 as compared to $2,406,560 for the three months ended June 30, 2013. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 23.3% of the total revenues for the three months ended June 30, 2014 and approximately 19.6% for the three months ended June 30, 2013.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2014, increased $28,365, or 2.8%, to $1,038,005, as compared to $1,009,640 for the three months ended June 30, 2013. The increase was primarily related to costs associated with increased revenue in the CAMRA segment. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment increased $51,170, or 9.4%, to $595,101 for the three months ended June 30, 2014 from $543,931 for the three months ended June 30, 2013. The increase was due to an increase in revenue in the CAMRA segment of 10.1% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $22,805, or 4.9%, to $442,904 for the three months ended June 30, 2014 compared to $465,709 for the three months ended June 30, 2013. The cost of products and services, excluding depreciation and amortization, was 25.4% of revenue for the three months ended June 30, 2014, as compared to 26.0% of revenue for the three months ended June 30, 2013.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended June 30, 2014 increased $16,086, or 0.8%, to $1,927,449 compared to $1,911,363 for the three months ended June 30, 2013. Selling, general and administrative costs related to the CAMRA segment increased by $50,207, or 7.9%, to $688,378 for the three months ended June 30, 2014 compared to $638,171 for the three months ended June 30, 2013. Selling, general and administrative costs related to the EIM segment increased by $138,080, or 20.0%, to $825,678 for the three months ended June 30, 2014 compared to $687,598 for the three months ended June 30, 2013. Selling, general and administrative costs related to the corporate allocation decreased by $171,201, or 29.4%, to $413,393 for the three months ended June 30, 2014 compared to $584,594 for the three months ended June 30, 2013.

Research and Development Expense

Research and development expense for the three months ended June 30, 2014 increased $160,155, or 22.6%, to $870,017 as compared to $709,862 for the three months ended June 30, 2013. Research and development costs related to the CAMRA segment increased $2,106 to $287,210 for the three months ended June 30, 2014 compared to $285,104 for the three months ended June 30, 2013. Research and development expense related to the EIM segment increased $158,049, or 37.2%, to $582,807 for the three months ended June 30, 2014 compared to $424,758 for the three months ended June 30, 2013. Research and development costs for software with established technological feasibility that were capitalized during the three months ended June 30, 2014 and June 30, 2013 amounted to $300,440 and $264,145, respectively. Research and development costs allocated to cost of goods sold during the three months ended June 30, 2014 and June 30, 2013 amounted to $83,436 and $115,651, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2014 decreased $12,184 to $462,002 from $474,186 in the three months ended June 30, 2013.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $195,455 and $196,358 for the three months ended June 30, 2014 and 2013, respectively.

Other Income and Expense

The Company realized interest expense of $5,604 for the three months ended June 30, 2014 compared to interest income of $1,224 for the three months ended June 30, 2013. The change to interest income and expense was primarily due to the Company adding new debt during 2013.

Taxes

The tax expense for the three months ended June 30, 2014 decreased $60,568, or 46.1%, to $70,897 as compared to an expense of $131,465 for the three months ended June 30, 2013. The tax expense for the three months ended June 30, 2014 and June 30, 2013 was due to the pre-tax income in the United Kingdom of $276,943 and $513,549, respectively. The effective tax rates for the three months ended June 30, 2014 and June 30, 2013 for the United Kingdom were 25.6% and 25.6%, respectively. The difference between the statutory rate and the actual rate is primarily due to the taxable income in the United States being off-set by the net operating loss carry-forward and the valuation allowance related to the United States.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2014, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized net loss for the three months ended June 30, 2014 of $289,905 compared to net loss of $351,316 for the three months ended June 30, 2013. The net loss was primarily associated with the losses generated from the corporate allocation segment and the CAMRA segment.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents in the past have usually been adequate to meet the Company’s business objectives. Cash and cash equivalents increased $4,066,480 to $5,337,994 as of June 30, 2014 compared to $1,271,514 as of December 31, 2013. The increase in cash and cash equivalents, during the six months ended June 30, 2014 was predominately related to cash flows provided by operations of $6,241,387. The cash provided in operating activities in the six months ended June 30, 2014 of $6,241,387 was primarily attributable to an increase in deferred revenue of $4,962,763 and an increase in net income of $689,957. The increase in deferred revenue is primarily related to a large invoice in the EIM segment and a large invoice in the CAMRA segment generated in the first quarter of 2014 and the net income is primarily attributable to the patent settlement with net proceeds of $1,344,749 recognized in other income for the six months ended June 30, 2014. Cash used in investing activities for the six months ended June 30, 2014 of $868,528 was primarily related to capitalization of internally developed software of $537,596 and the purchase of equipment. The cash used in financing activities for the six months ended June 30, 2014 of $1,426,594 related to the pay down of debt. The effect of foreign currency exchange rates on cash and cash equivalents was a gain of $120,215.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the six months ended June 30, 2014 of $583,352 and $(207,240), respectively and for the three months ended June 30, 2014 of $291,401 and $(88,882), respectively. The Corporate Allocation expense was $(892,491) for the six months ended June 30, 2014 and $(415,923) for the three months ended June 30, 2014. The United States location generated a loss from operations for the six and three months ended June 30, 2014 of $(963,105) and $(493,914), respectively, which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same periods of $446,726 and $280,510, respectively.

In October 2013, in order to supplement the Company’s liquidity, Fairford, Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advance, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. On April 17, 2014, the Company repaid the promissory note.

The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company’s and if necessary from the cash balance at June 30, 2014. If the Company is unable to generate adequate cash from operations, the Company may seek additional funds from Fairford or any one of the other Lenders. There can be no assurance that the Company will be successful in such efforts. As of June 30, 2014, the Company did not and as of the date of this Form 10-Q does not have an operating line credit facility in place.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of June 30, 2014, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations. Due to the Company transferring cash from its non-U.S. subsidiaries to the US in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested. The impact of adoption of this policy has not had a material impact on the Company’s results of operations, financial position or cash flows.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2014.

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

Because of the Company’s continued relatively low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. As of November 1, 2013, the Company’s “market cap” was above the Company’s book value. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at June 30, 2014. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

Stock Based Compensation. The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton formula to calculate the fair value of the stock options and restricted stock units.

The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures.

Included within selling, general and administrative expense for the three months ended June 30, 2014 and June 30, 2013 was $64,757 and $15,528, respectively, of stock-based compensation. Included within selling, general and administrative expense for the six months ended June 30, 2014 and June 30, 2013 was $79,966 and $31,057, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $123,000, $106,000, $69,000 and $24,000 for the fiscal years ending December 31, 2014, 2015, 2016 and 2017, respectively, of compensation costs for non-vested stock options previously granted to employees.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 Revenue from Contracts with Customers a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This guidance provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This new standard is effective for us beginning in fiscal year 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of June 30, 2014, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Exhibit 10.1	Amendment No. 1 to the CTI Group (Holdings) Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2014).

Exhibit 10.2	Form of Restricted Stock Units Award Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2014).

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2-	Section 1350 Certification of the Chief Financial Officer

Exhibit 101-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the six and three months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ John Birbeck
John Birbeck	Date: August 14, 2014
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: August 14, 2014
Chief Financial Officer
(Principal Financial Officer)