Form 10-Q
period 2014-09-30
CTI GROUP HOLDINGS INC
filed 2014-11-14
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 7, 2014, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,353,938.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the United States, ability to obtain a loan facility or receive additional advances from Fairford Holdings Limited, a British Virgin Islands Company, who, as of November 7, 2014, owned beneficially 63.4% of the Company’s Class A common stock, if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, effects of the recent U.S. recession and unstable global economy, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, and ability to protect the Company’s patented technology. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$5,496,735	$1,271,514
Trade accounts receivable, less allowance for doubtful accounts of $102,833 and $54,040, respectively	3,610,793	3,236,772
Prepaid expenses	617,474	291,854
Other current assets	207,520	287,123

Total current assets	9,932,522	5,087,263
Property, equipment, and software, net	2,449,920	2,160,592
Intangible assets, net	638,435	1,149,738
Goodwill	2,769,589	2,769,589
Other assets	29,988	152,441

Total assets	$15,820,454	$11,319,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$318,433	$205,005
Accrued expenses	1,057,981	1,024,988
Accrued wages and other compensation	796,875	372,634
Income tax payable	407,140	681,136
Deferred tax liability	44,365	81,096
Deferred revenue	6,297,311	2,538,977
Note from shareholders	—	1,409,549
Notes payable	56,865	54,562

Total current liabilities	8,978,970	6,367,947
Lease incentive – long term	236,779	58,542
Deferred revenue – long term	1,453,456	266,615
Deferred tax liability – long term	263,073	312,173
Note payable – long term	44,623	87,202

Total liabilities	10,976,901	7,092,479
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,353,938 and 29,352,271 issued at September 30, 2014 and at December 31, 2013, respectively	293,539	293,523
Additional paid-in capital	26,302,200	26,213,734
Accumulated deficit	(21,962,427)	(22,445,810)
Accumulated other comprehensive income	402,384	357,840
Treasury stock, 140,250 shares Class A common stock at September 30, 2014 and December 31, 2013 at cost	(192,143)	(192,143)

Total stockholders’ equity	4,843,553	4,227,144

Total liabilities and stockholders’ equity	$15,820,454	$11,319,623

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Nine months ended September 30,
	2014	2013
Revenues:
Software sales, service fee and license fee revenue	$12,139,253	$11,409,511
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	3,190,515	2,935,957
Selling, general and administration	5,724,238	5,529,371
Research and development	2,448,800	2,288,751
Depreciation and amortization	1,408,982	1,400,697

Total costs and expenses	12,772,535	12,154,776

Loss from operations	(633,282)	(745,265)
Other income / (expense)
Interest (expense) / income	(29,252)	1,101
Other income / (expense)	1,344,749	—

Total other income / (expense)	1,315,497	1,101

Income / (loss) before income taxes	682,215	(744,164)
Tax expense	198,832	452,435

Net income / (loss)	483,383	(1,196,599)
Other comprehensive income / (loss)
Foreign currency translation adjustment	44,544	9,781

Comprehensive income / (loss)	$527,927	($1,186,818)

Basic net income / (loss) per common share	$0.02	$(0.04)

Diluted net income / (loss) per common share	$0.02	$(0.04)

Basic weighted average common shares outstanding	29,212,284	29,038,673
Diluted weighted average common shares outstanding	31,658,977	29,038,673

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,
	2014	2013
Revenues:
Software sales, service fee and license fee revenue	$4,109,715	$3,640,209
Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,122,567	883,990
Selling, general and administration	1,866,798	1,750,184
Research and development	756,938	769,910
Depreciation and amortization	480,315	422,525

Total costs and expenses	4,226,618	3,826,609

Loss from operations	(116,903)	(186,400)
Other (expense) / income
Interest (expense) / income	(3,779)	(1,269)

Total other (expense) / income	(3,779)	(1,269)

Loss before income taxes	(120,682)	(187,669)
Tax expense	85,892	105,223

Net loss	(206,574)	(292,892)
Other comprehensive income / (loss)
Foreign currency translation adjustment	51,888	(100,734)

Comprehensive loss	$(154,686)	$(393,626)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	29,212,800	29,039,021
Diluted weighted average common shares outstanding	29,212,800	29,039,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income / (loss)	$483,383	$(1,196,599)
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	1,408,982	1,400,697
Provision for doubtful accounts	59,823	(14,821)
Deferred income taxes	(80,801)	(81,251)
Recognition of rent incentive benefit	285,272	(17,277)
Stock compensation expense	88,108	46,586
Changes in operating assets and liabilities:
Trade receivables	(501,221)	410,011
Prepaid expenses	(329,953)	84,944
Income taxes	(270,742)	42,247
Other assets	202,711	115,995
Accounts payable	119,630	62,993
Accrued expenses	(57,620)	168,567
Accrued wages and other compensation	434,461	(12,161)
Deferred revenue	5,132,793	(1,629,233)

Cash (used in) / provided by operating activities	6,974,826	(619,302)

Cash flows used in investing activities:
Additions to property, equipment, and software	(1,192,969)	(883,144)

Cash used in investing activities	(1,192,969)	(883,144)

Cash flows (used in) / provided by financing activities:
Exercise of stock options	375	210
Payment on note payable	(40,277)	(15,341)
Payment on note from shareholders	(1,400,000)	—

Cash (used in) / provided by financing activities	(1,439,902)	(15,131)

Effect of foreign currency exchange rates on cash and cash equivalents	(116,734)	(80,211)

Increase / (decrease) in cash and cash equivalents	4,225,221	(1,597,788)
Cash and cash equivalents, beginning of period	1,271,514	2,345,390

Cash and cash equivalents, end of period	$5,496,735	$747,602

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

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $598,518 and $600,875 for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense of developed software amounted to $220,786 and $145,019 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid $41,415 and $0 for current year income tax estimates for the nine months ended September 30, 2014 and 2013, respectively, for taxable income in the United Kingdom. The Company paid income taxes of approximately $498,200 and $492,000 during the nine months ended September 30, 2014 and 2013, respectively, for taxes on prior year income in the United Kingdom.

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

NOTE 5: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 Revenue from Contracts with Customers a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This guidance provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This new standard is effective for us beginning in fiscal year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income / (loss)	$(206,574)	$(292,892)	$483,383	$(1,196,599)

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,212,800	29,039,021	29,212,284	29,038,673
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	2,446,693	—

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,212,800	29,039,021	31,658,977	29,038,673

Basic:
Net income / (loss) per share	$(0.01)	$(0.01)	$0.02	$(0.04)

Weighted average common shares outstanding	29,212,800	29,039,021	29,212,284	29,038,673

Diluted:
Net income / (loss) per share	$(0.01)	$(0.01)	$0.02	$(0.04)

Weighted average common and common equivalent shares outstanding	29,212,800	29,039,021	31,658,977	29,038,673

For the three months ended September 30, 2013 and September 30, 2014, and the nine months ended September 30, 2013, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of September 30, 2014, there were 1,480,838 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

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

At September 30, 2014, there were options to purchase 4,719,925 shares of Class A common stock outstanding consisting of 4,469,925 Plan and Stock Incentive Plan options and 250,000 Outside Plan Stock Options. There were exercisable options to purchase an aggregate of 4,219,913 shares of Class A common stock under the Plan and Stock Incentive Plan and options to purchase 250,000 shares of Class A common stock that were Outside Plan Stock Options as of September 30, 2014.

At September 30, 2014, there were RSUs outstanding representing the right, subject to satisfaction of vesting conditions, to receive an aggregate of 1,129,820 shares of Class A common stock (or their value in cash) at a future date without payment of a purchase price.

Information with respect to options was as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2014	5,252,100	$0.08 - $ 0.40	$0.26
Granted	—	—	—
Exercised	(1,667)	$0.225	$0.225
Expired	(530,508)	$0.08 - $ 0.34	$0.23

Outstanding, September 30, 2014	4,719,925	$0.08 - $ 0.40	$0.26

Information with respect to RSUs was as follows:

RSU Shares
Unvested outstanding, January 1, 2014	—
Granted	1,129,820
Vested	—
Forfeited or cancelled	—

Unvested outstanding, September 30, 2014	1,129,820

The future compensation costs related to non-vested options and RSUs at September 30, 2014 is $228,327. The future costs will be recognized over the weighted average period of approximately 2.50 years.

The following table summarizes options exercisable at September 30, 2014:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
September 30, 2014	4,469,913	$0.08-$ 0.40	$0.27	$506,033	3.46 years

The following table summarizes non-vested options:

Option Shares
January 1, 2014	662,543
Granted	—
Expired	(66,560)
Vested	(345,971)

September 30, 2014	250,012

The fair value of each RSU or option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table:

2014
Risk-free interest rate	1.20%
Dividend yield	0.00%
Volatility factor	88.84%
Expected lives	1.5 years

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

Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of September 30, 2014, Fairford beneficially owned 63.4% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.

Included within selling, general and administrative expense for the three months ended September 30, 2014 and September 30, 2013 was $8,142 and $15,528, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2014 and September 30, 2013 was $88,108 and $46,586, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including our right to replace the infringing product. As of September 30, 2014, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of any such pending claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company realized other income of $1,344,749 for the nine months ended September 30, 2014 and $0 for the three months ended September 30, 2014. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251.

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of September 30, 2014, the Company’s valuation allowance related only to net deferred tax assets in the United States. Prior to October 1, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested. Due to the Company transferring cash from its non-U.S. subsidiaries to the U.S. in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested. The impact of adoption of this policy has not had a material impact on the Company’s results of operations, financial position or cash flows.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of September 30, 2014 and September 30, 2013, the Company had $156,502 and $138,655 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of September 30, 2014.

For the nine months ended September 30, 2014 and September 30, 2013, the Company had $198,832 and $452,435, respectively, of income tax expense and for the three months ended September 30, 2014 and September 30, 2013, the Company had $85,892 and $105,223 of income tax expense, respectively. The income tax benefit and expense were primarily related to the United Kingdom operations. The difference between the statutory rate and the actual rate is primarily due to the valuation allowance related to the net deferred tax assets in the United States.

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

Reconciling items for operating income (loss) in the table below represent corporate expenses, and depreciation all of which are in the United States.

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Summarized financial information concerning the Company’s reportable segments for the nine and three months ended September 30, 2014 and 2013 is shown in the following tables.

	For Nine Months Ended September 30, 2014
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$7,034,084	$5,105,169	$—	$12,139,253
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	5,722,445	3,226,293	—	8,948,738
Depreciation and amortization	956,318	444,497	8,167	1,408,982
Income (loss) from operations	572,367	(46,309)	(1,159,340)	(633,282)
Long-lived assets	4,394,319	1,405,581	88,032	5,887,932

	For Nine Months Ended September 30, 2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$7,209,415	$4,200,096	$—	$11,409,511
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	5,851,021	2,622,533	—	8,473,554
Depreciation and amortization	1,020,374	376,738	3,585	1,400,697
Income (loss) from operations	1,164,059	(602,383)	(1,306,941)	(745,265)
Long-lived assets	5,174,902	1,151,764	10,426	6,337,092

	For Three Months Ended September 30, 2014
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,199,560	$1,910,155	$—	$4,109,715
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	1,749,148	1,238,000	—	2,987,148
Depreciation and amortization	312,489	164,789	3,037	480,315
Income (loss) from operations	(10,985)	160,931	(266,849)	(116,903)
Long-lived assets	4,394,319	1,405,581	88,032	5,887,932

	For Three Months Ended September 30, 2013
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,195,318	$1,444,891	$—	$3,640,209
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	1,805,648	950,571	—	2,756,219
Depreciation and amortization	305,306	115,884	1,335	422,525
Income (loss) from operations	182,616	(55,332)	(313,684)	(186,400)
Long-lived assets	5,174,902	1,151,764	10,426	6,337,092

The following table presents net revenues by geographic location.

	For Nine Months Ended September 30, 2014
	United States	United Kingdom	Consolidated
Revenues	$3,121,197	$9,018,056	$12,139,253
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	2,101,967	6,846,771	8,948,738
Depreciation and amortization	433,720	975,262	1,408,982
Income (loss) from operations	(1,435,596)	802,314	(633,282)
Long-lived assets	4,865,994	1,021,938	5,887,932

	For Nine Months Ended September 30, 2013
	United States	United Kingdom	Consolidated
Revenues	$2,660,824	$8,748,687	$11,409,511
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,800,585	6,672,969	8,473,554
Depreciation and amortization	377,293	1,023,404	1,400,697
Income (loss) from operations	(1,994,664)	1,249,399	(745,265)
Long-lived assets	5,438,785	898,307	6,337,092

	For Three Months Ended September 30, 2014
	United States	United Kingdom	Consolidated
Revenues	$954,013	$3,155,702	$4,109,715
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	571,124	2,416,024	2,987,148
Depreciation and amortization	161,948	318,367	480,315
Income (loss) from operations	(472,491)	355,588	(116,903)
Long-lived assets	4,865,994	1,021,938	5,887,932

	For Three Months Ended September 30, 2013
	United States	United Kingdom	Consolidated
Revenues	$903,645	$2,736,564	$3,640,209
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	624,976	2,131,243	2,756,219
Depreciation and amortization	115,763	306,762	422,525
Income (loss) from operations	(503,206)	316,806	(186,400)
Long-lived assets	5,438,785	898,307	6,337,092

NOTE 12 – Related Party Transactions

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of August 1, 2014, Fairford beneficially owned 63.4% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promised to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note. In February 2014, the Company paid the Lenders principal of $700,000 and all interest accrued to date. On April 17, 2014, the Company repaid all remaining principal and accrued interest under the Note.

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

The Company reported revenue in the EIM segment of $7.0 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively, and $2.2 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively. For the CAMRA segment, the Company recorded revenues of $5.1 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively, and $1.9 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively.

The Company believes that as voice and data services continue to commoditize, service providers will seek alternative business models to replace revenue lost as a result of pricing pressures. One such business model is the delivery of managed or hosted voice and video services. The Company has seen what it believes to be positive trends in its CAMRA segment; however, the recent unstable global economy may unfavorably impact continued growth in the CAMRA segment.

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

The Company’s CAMRA applications will help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. The Company markets two applications: emPulse, a web-based communications traffic analysis solution, and SmartRecord® IP which enables service providers to selectively intercept communications on behalf of their hosted and managed service customers. These applications also enable managed and hosted service customers of service providers to analyze voice, video, and data usage, record and monitor communications, and perform administration and back office functions such as cost allocation or client bill back. These applications are released as enterprise-grade products. The Company typically sells CAMRA offerings when customers are upgrading or acquiring a new enterprise communications platform. The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream.

Financial Condition

In the nine months ended September 30, 2014, stockholders’ equity increased $616,409 from $4,227,144 as of December 31, 2013 to $4,843,553 as of September 30, 2014 primarily as a result of net income of $483,383. The Company realized an increase in working capital (current assets, less current liabilities) of $2,234,236 which was primarily attributable to an increase in cash due to advanced payments on a large invoice in the EIM segment and two large invoices to the same CAMRA customer in the CAMRA segment generated in the first and third quarter of 2014. One of the three large invoices has a significant balance in long-term deferred revenue, thus contributing to the working capital increase.

At September 30, 2014, cash and cash equivalents were $5,496,735 compared to $1,271,514 at December 31, 2013, and such increase was primarily attributable to cash provided by operating activities for the nine months ended September 30, 2014 of $6,974,826 offset by cash used in investing activities of $1,192,969 and cash flows used in financing activities of $1,439,902. The cash provided in operating activities in the nine months ended September 30, 2014 of $6,974,826 was primarily attributable to an increase in advanced customer payments and corresponding deferred revenue of $5,132,793 and a net income of $483,383. The increase in deferred revenue is primarily related to a large invoice payment in the EIM segment and two large invoice payments in the first and third quarters of 2014 to the same CAMRA customer in the CAMRA segment and the increase in net income. The increase in net income is primarily attributable to the patent settlement with net proceeds of $1,344,749 recognized in other income for the nine months ended September 30, 2014. The cash used in investing activities for the nine months ended September 30, 2014 of $1,192,969 related to additions to property, equipment and software. The cash used in financing activities for the nine months ended September 30, 2014 of $1,439,902 was due primarily to the reduction of short-term debt. The Company generates approximately 74.3% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has weakened by 0.6% in relation to the United States dollar during the nine month period ended September 30, 2014.

Results of Operations (Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013)

Revenues

Revenues from operations for the nine months ended September 30, 2014 increased $729,742, or 6.4%, to $12,139,253 as compared to $11,409,511 for the nine months ended September 30, 2013. Overall revenues increased primarily as a result of increased sales in the CAMRA segment of $905,073 which represented a 21.5% increase over the prior comparable period. Revenues derived from the United Kingdom operations represented 74.3% and 76.7% of total revenues for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the percentage of total revenues attributable to United Kingdom operations was primarily related to the growth experienced in the CAMRA segment in the U.S. The United States revenues increased by $460,373, or 17.3%, to $3,121,197 for the nine months ended September 30, 2014 compared to $2,660,824 for the nine months ended September 30, 2013. Such increase was primarily related to an increase in revenue in the CAMRA segment sales in the United States due to an increase in license fees. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 21.7% of total revenues for the nine months ended September 30, 2014 and approximately 24.4% for the nine months ended September 30, 2013.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2014, increased $254,558, or 8.7%, to $3,190,515, as compared to $2,935,957 for the nine months ended September 30, 2013. The increase was primarily related to costs associated with increased revenue. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment increased $301,313 to $1,878,876 for the nine months ended September 30, 2014 from $1,577,563 for the nine months ended September 30, 2013. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $46,755 to $1,311,639 for the nine months ended September 30, 2014 compared to $1,358,394 for the nine months ended September 30, 2013. The cost of products and services, excluding depreciation and amortization, was 26.3% of revenue for the nine months ended September 30, 2014, as compared to 25.7% of revenue for the nine months ended September 30, 2013.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the nine months ended September 30, 2014 increased $194,867, or 3.5%, to $5,724,238 compared to $5,529,371 for the nine months ended September 30, 2013. The increase was primarily due to increased selling costs in the CAMRA segment in the United States due to an increased focus and activity involved in increasing licenses sold in this segment and increased payroll costs. Selling, general and administrative costs related to the CAMRA segment increased by $106,794 to $1,983,741 for the nine months ended September 30, 2014 compared to $1,876,947 for the nine months ended September 30, 2013. The increase in the CAMRA selling costs of $133,274 was partially offset by a decrease in the CAMRA general and administrative costs of $26,480. Selling, general and administrative costs related to the EIM segment increased by $240,256 to $2,589,324 for the nine months ended September 30, 2014 compared to $2,349,068 for the nine months ended September 30, 2013. Selling, general and administrative costs related to the corporate allocation decreased by $152,183 to $1,151,173 for the nine months ended September 30, 2014 compared to $1,303,356 for the nine months ended September 30, 2013 which was primarily due to a decrease in professional fees related to the evaluation of the Proposal which was rejected in 2014.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2014 increased $160,049, or 7.0%, to $2,448,800 as compared to $2,288,751 for the nine months ended September 30, 2013. Research and development costs related to the CAMRA segment decreased $126,867 to $844,364 for the nine months ended September 30, 2014 compared to $971,231 for the nine months ended September 30, 2013. Research and development expense related to the EIM segment increased $286,916 to $1,604,436 for the nine months ended September 30, 2014 compared to $1,317,520 for the nine months ended September 30, 2013. Research and development costs that were capitalized during the nine months ended September 30, 2014 and September 30, 2013 amounted to $797,428 and $694,918, respectively. Research and development costs allocated to cost of goods sold during the nine months ended September 30, 2014 and September 30, 2013 amounted to $342,585 and $327,502, respectively.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2014 increased $8,285 to $1,408,982 from $1,400,697 in the nine months ended September 30, 2013.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $598,518 and $600,875 for the nine months ended September 30, 2014 and 2013, respectively.

Other Income and Expense

The Company realized interest expense of $29,252 for the nine months ended September 30, 2014 compared to interest income of $1,101 for the nine months ended September 30, 2013. The increase in interest expense was primarily due to the Company adding new debt during the third quarter of 2013 which impacted 2014.

The Company realized other income of $1,344,749 for the nine months ended September 30, 2014. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251.

Taxes

The tax expense for the nine months ended September 30, 2014 decreased $253,603, or 56.1%, to $198,832 as compared to $452,435 for the nine months ended September 30, 2013. The tax expense for the nine months ended September 30, 2014 and September 30, 2013 was due to the pre-tax income in the United Kingdom of $793,862 and $1,250,500, respectively. The effective tax rates for the nine months ended September 30, 2014 and September 30, 2013 for the United Kingdom were 25.0% and 36.2%, respectively. The higher effective tax rate in 2013 was caused by a true-up of the prior year’s tax provision related to a book to tax difference on fixed asset depreciation.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2014, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized net income for the nine months ended September 30, 2014 of $483,383 compared to net loss of $1,196,599 for the nine months ended September 30, 2013. The improvement in net income was primarily associated with the other income of $1,344,749 related to the patent enforcement settlement.

Results of Operations (Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013)

Revenues

Revenues from operations for the three months ended September 30, 2014 increased $469,506, or 12.9%, to $4,109,715 as compared to $3,640,209 for the three months ended September 30, 2013. Overall revenues increased as a result of increased CAMRA segment sales of $465,264, or 32.2%, to $1,910,155 as compared to $1,444,891 for the three months ended September 30, 2013. The increase in the CAMRA segment was primarily associated with an increase in the sale of perpetual licenses. The EIM segment increased $4,242, or 0.2%, to $2,199,560 for the three months ended September 30, 2014 as compared to $2,195,318 for the three months ended September 30, 2013. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 21.1% of the total revenues for the three months ended September 30, 2014 and approximately 24.2% for the three months ended September 30, 2013.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2014, increased $238,577, or 27.0%, to $1,122,567, as compared to $883,990 for the three months ended September 30, 2013. The increase was primarily related to costs associated with increased revenue in the CAMRA segment. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment increased $177,835, or 36.0%, to $672,155 for the three months ended September 30, 2014 from $494,320 for the three months ended September 30, 2013. The increase was due to an increase in revenue in the CAMRA segment of 32.2% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The costs of products and services, excluding depreciation and amortization, related to the EIM segment increased by $60,742, or 15.6%, to $450,412 for the three months ended September 30, 2014 compared to $389,670 for the three months ended September 30, 2013. The cost of products and services, excluding depreciation and amortization, was 27.3% of revenue for the three months ended September 30, 2014, as compared to 24.2% of revenue for the three months ended September 30, 2013. The increase in percentage is primarily due to the loss of an EIM customer in the United States with no significant corresponding reduction of EIM costs in the United States.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended September 30, 2014 increased $116,614, or 6.7%, to $1,866,798 compared to $1,750,184 for the three months ended September 30, 2013. Selling, general and administrative costs related to the CAMRA segment increased by $31,731, or 5.4%, to $622,799 for the three months ended September 30, 2014 compared to $591,068 for the three months ended September 30, 2013. Selling, general and administrative costs related to the EIM segment increased by $133,420, or 15.8%, to $980,187 for the three months ended September 30, 2014 compared to $846,767 for the three months ended September 30, 2013. Selling, general and administrative cost increases were primarily associated with increased payroll costs. Selling, general and administrative costs related to the corporate allocation decreased by $48,537, or 15.5%, to $263,812 for the three months ended September 30, 2014 compared to $312,349 for the three months ended September 30, 2013.

Research and Development Expense

Research and development expense for the three months ended September 30, 2014 decreased $12,972, or 1.7%, to $756,938 as compared to $769,910 for the three months ended September 30, 2013. Research and development costs related to the CAMRA segment decreased $9,470 to $289,481 for the three months ended September 30, 2014 compared to $298,951 for the three months ended September 30, 2013. Research and development expense related to the EIM segment decreased $3,502, or 0.7%, to $467,457 for the three months ended September 30, 2014 compared to $470,959 for the three months ended September 30, 2013. Research and development costs for software with established technological feasibility that were capitalized during the three months ended September 30, 2014 and September 30, 2013 amounted to $259,832 and $207,385, respectively. Research and development costs allocated to cost of goods sold during the three months ended September 30, 2014 and September 30, 2013 amounted to $127,443 and $74,409, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2014 increased $57,790 to $480,315 from $422,525 in the three months ended September 30, 2013.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $220,786 and $145,019 for the three months ended September 30, 2014 and 2013, respectively.

Other Income and Expense

The Company realized interest expense of $3,779 for the three months ended September 30, 2014 compared to interest expense of $1,269 for the three months ended September 30, 2013. The increase in interest expense was primarily due to the Company adding new debt during 2013.

Taxes

The tax expense for the three months ended September 30, 2014 decreased $19,331, or 18.4%, to $85,892 as compared to an expense of $105,223 for the three months ended September 30, 2013. The tax expense for the three months ended September 30, 2014 and September 30, 2013 was due to the pre-tax income in the United Kingdom of $351,809 and $315,537, respectively. The effective tax rates for the three months ended September 30, 2014 and September 30, 2013 for the United Kingdom were 24.4% and 33.3%, respectively. The higher effective tax rate in 2013 was caused by a true-up of the prior year’s tax provision related to a book to tax difference on fixed asset depreciation.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2014, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized net loss for the three months ended September 30, 2014 of $206,574 compared to net loss of $292,892 for the three months ended September 30, 2013. The net loss was primarily associated with the loss generated from the corporate allocation segment.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents in the past have usually been adequate to meet the Company’s business objectives. Cash and cash equivalents increased $4,225,221 to $5,496,735 as of September 30, 2014 compared to $1,271,514 as of December 31, 2013. The increase in cash and cash equivalents, during the nine months ended September 30, 2014 was predominately related to cash flows provided by operations of $6,974,826. The cash provided in operating activities in the nine months ended September 30, 2014 of $6,974,826 was primarily attributable to an increase in advanced customer payments and corresponding deferred revenue of $5,132,793 and net income of $483,383. The increase in deferred revenue is primarily related to a large invoice in the EIM segment and a two large invoices to the same CAMRA customer in the CAMRA segment generated in the first and third quarters of 2014 and the net income is primarily attributable to the patent settlement with net proceeds of $1,344,749 recognized in other income for the nine months ended September 30, 2014. Cash used in investing activities for the nine months ended September 30, 2014 of $1,192,969 was primarily related to capitalization of internally developed software of $797,428 and the purchase of equipment. The cash used in financing activities for the nine months ended September 30, 2014 of $1,439,902 primarily related to the pay down of debt. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $116,734.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the nine months ended September 30, 2014 of $572,367 and $(46,309), respectively and for the three months ended September 30, 2014 of $(10,985) and $160,931, respectively. The Corporate Allocation expense was $(1,159,340) for the nine months ended September 30, 2014 and $(266,849) for the three months ended September 30, 2014. The United States location generated a loss from operations for the nine and three months ended September 30, 2014 of $(1,435,596) and $(472,491), respectively, which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same periods of $802,314 and $355,588, respectively.

In October 2013, in order to supplement the Company’s liquidity, Fairford, Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advance, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. On April 17, 2014, the Company repaid the promissory note.

The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company and, if necessary, from the cash balance at September 30, 2014. If the Company is unable to generate adequate cash from operations, the Company may seek funds from Fairford or any one of the other Lenders. There can be no assurance that the Company will be successful in such efforts. As of September 30, 2014, the Company did not and as of the date of this Form 10-Q does not have an operating line credit facility in place.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, depreciation and amortization, investments, income taxes, capitalized software, goodwill, accrued compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of September 30, 2014, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations. Due to the Company transferring cash from its non-U.S. subsidiaries to the U.S. in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested. The impact of adoption of this policy has not had a material impact on the Company’s results of operations, financial position or cash flows.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2014.

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

Because of the Company’s continued relatively low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. As of November 7, 2014, the Company’s “market cap” was above the Company’s book value. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The Company believes that the year-end analysis is sufficiently current and no formal analysis has been performed at September 30, 2014. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

Included within selling, general and administrative expense for the three months ended September 30, 2014 and September 30, 2013 was $8,142 and $15,528, respectively, of stock-based compensation. Included within selling, general and administrative expense for the nine months ended September 30, 2014 and September 30, 2013 was $88,108 and $46,586, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $121,000, $102,000, $69,000 and $24,000 for the fiscal years ending December 31, 2014, 2015, 2016 and 2017, respectively, of compensation costs for non-vested stock options previously granted to employees.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 Revenue from Contracts with Customers a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This guidance provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This new standard is effective for us beginning in fiscal year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of September 30, 2014, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information.

None.

Item 6 –

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1 -	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2 -	Section 1350 Certification of the Chief Financial Officer

Exhibit 101 -	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the nine and three months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ John Birbeck
John Birbeck	Date: November 14, 2014
Chief Executive Officer
(Principal Executive Officer)

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: November 14, 2014
Chief Financial Officer
(Principal Financial Officer)