Form 10-K
period 2014-12-31
CTI GROUP HOLDINGS INC
filed 2015-03-30
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price of the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was $3,137,033.

As of March 12, 2015, there were outstanding 29,248,687 shares (excluding treasury shares of 140,250) of the registrant’s Class A Common Stock, $0.01 par value per share.

CTI GROUP (HOLDINGS) INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this Annual Report to carefully consider the risk factors stated elsewhere in this document, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the United States, ability to obtain a loan facility or receive additional advances from Fairford Holdings Limited, a British Virgin Islands Company, who, as of March 12, 2015, owned beneficially 63.0% of the Company’s Class A common stock, if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of controls over financial reporting and disclosure controls and procedures, effects of the recent U.S. recession and unstable global economy, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

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

EIM Market

General. The telecommunications industry, as it relates to the EIM market segment, is comprised of those service providers who sell, resell, wholesale, or otherwise supply voice, data, video and other content delivery methods to consumers, businesses, government agencies and other end-users. Such providers perform a broad range of services including, but not necessarily limited to:

•	wireline and long distance;

•	wireless telephony and data;

•	messaging and paging;

•	IP telephony, video, and data;

•	DSL/cable/broadband services; and

•	satellite telephony and data.

Providers of these services are typically carriers who fall into regulatory categories that include:

•	multinational telecommunication carriers;

•	regional operating companies;

•	independent local exchange carriers;

•	competitive access providers;

•	competitive local exchange carriers;

•	interexchange carriers;

•	wireless carriers;

•	satellite service providers;

•	IP and data services providers; and

•	cable/broadband service providers.

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

EIM Products and Services

Analysis and Analysis Online.

The Company’s EIM product suite includes the Analysis, and Analysis Online software and services solutions. CTI’s products support the integrated communications provider model and the related need to invoice and effectively and efficiently manage their relationships with customers. CTI’s software and services are designed to permit the telecommunications provider to collect and process data describing accounts receivable, to generate and deliver invoices, to support customer service call centers, and to interface with other business support systems. These products are mission-critical to telecommunications providers inasmuch as they can affect their cash flow, customer relationship management and the ability to rapidly define, design, package and market competitive services more quickly and efficiently than their competitors. All sales for billing software and services were completed through the Company’s direct sales force.

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

Customers. The combination of services offered within the CTI product suite and the level of performance delivered by CTI create lasting relationships. CTI’s relationships with some of its largest customers have spanned more than a decade. For the year ended December 31, 2014, the Company had sales to a single customer aggregating $3,611,949 (19.7% of revenues). For the year ended December 31, 2013, the Company had sales to this customer aggregating $3,381,441 (20.2% of revenues). The loss of this customer would have a substantial negative impact on the Company’s operations and financial condition. Generally, the Company enters into multi-year service provider contracts which include auto-renewal clauses to help prevent production cessation.

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

Employees

As of December 31, 2014, CTI employed 112 people on a full-time basis and 2 on a part-time basis: 41 full-time employees were located in the United States and 71 full-time employees were located in the United Kingdom. There was 1 part-time employee located in the United Kingdom and 1 part-time employee in the United States. None of the Company’s employees are represented by a labor union. The Company believes it maintains a good relationship with its workforce.

Intellectual Property

Patents. See “Patent Enforcement Activities” above.

Trademarks. The Company maintains registered trademarks. The main registered trademarks relate to its EIM product: SplitBill®; its Telemanagement product Proteus®; SmartRecord® its integrated call recording VoIP product for their hosted and managed service customers; and the CTI name. Trademark duration is up to ten years in length.

Technology, Research & Development

The Company’s product development efforts are focused on increasing and improving the functionality for its existing products and developing new products for eventual release. In 2014, research and development expenditures amounted to approximately $3,991,000, which included approximately $936,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord® and Analysis. In 2013, research and development expenditures amounted to approximately $3,975,000, which included approximately $1,094,000 in capitalized software development costs that were primarily related to next generation releases of SmartRecord®.

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

EIM. The delivery of multiple telecommunications services from a single provider requires the service provider to present a single and comprehensive view of all of its services to the end customer. The Company competes against electronic bill presentment and payment providers whose web-based solutions are positioned as a single solution that could support large users while delivering presentment and payment to the entire spectrum of end customers. The Company believes that it is able to compete directly with providers of electronic billing analysis and with providers of electronic bill presentment solutions. The Company is positioned as a provider of electronic invoice management that delivers content-and-capability bundles that are defined differently for different market segments.

There are only a few competitors selling a product that directly competes with the Company’s EIM product suite. These competitors may be larger and better capitalized than CTI. However, several telecommunications companies offer a similar product using in-house resources. The Company’s main source of differentiation from its competitors, in the EIM segment is its technology.

The Company’s major competitors include: CheckFree Services Corp., edocs, Inc., Amdocs Limited, Oracle Systems, Veramark Technologies, Inc., and Info Directions, Inc. In addition to these direct competitors, the Company faces intense competition from internal IT within the service providers’ business operations.

CAMRA. The Company’s CAMRA segment operates in an emerging and highly fragmented market. There are many competitors which may be better capitalized than the Company. The Company’s primary competitors of SmartRecord® IP include Telrex, Nice-Systems Ltd., and Orecx. SmartRecord® also competes against hosted call center applications such as CosmoCom and Contactual, Inc. The Company’s primary competitors of Proteus® are Mind CTI, BTS, Softech, Inc., Oak, Tiger, and Veramark Technologies, Inc. The Company differentiates itself from its competitors based on reporting capabilities and ease of user interface. Proteus® integrates with a wide variety of telephone systems and third party applications such as dealer boards and voice recording equipment. Proteus® also connects directly over the local area network, which eliminates the need for cables that are associated with similar products. The Company is able to compete by both technological advantages and pricing strategies.

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

The majority of our operations are conducted in the United Kingdom. For instance, in 2014 and 2013, we generated approximately 67% and 77%, respectively, of our revenues from operations in the United Kingdom. We face many risks in connection with the majority of our operations outside the United States, including, but not limited to:

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

Although we returned to net income in the year ended December 31, 2014, we recognized a net loss of approximately $1.1 million in the year ended December 31, 2013. Our accumulated deficit was approximately $20.2 million at December 31, 2014. There can be no assurance that our business plan adequately addresses the circumstances and situations which will enable the Company remain profitable. If we are not able to remain profitable, our business, financial condition, and results of operations will be negatively impacted.

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

We derive a substantial portion of our revenues from certain customers. In 2014 and 2013, the Company had revenues from a single customer aggregating $3,611,949 (19.7% of total revenues) and $3,381,441 (20.2% of total revenues, respectively. The loss of this customer would have a substantial negative impact on our financial condition and results of operations. Our largest three customers total $8.7 million (47.7% of total revenue) and $6.9 million (41.0% of total revenue) in fiscal years 2014 and 2013, respectively. A loss of these customers would have a negative impact on our financial condition and results of operations.

We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations.

We invest significant resources in the research and development of new and enhanced software products and services. We incurred research and development expenses of approximately $3.1 million and $2.9 million during 2014 and 2013, respectively. In addition, we incurred and capitalized approximately $0.9 million in 2014 and $1.1 million in 2013 in internal software development costs which were primarily related to next generation releases of Analysis and SmartRecord®. The net book value of capitalized software amounted to approximately $1.8 million at December 31, 2014. We cannot provide assurances that we will be successful in our efforts selling new software products, which could result in an impairment of the value of the related capitalized software costs and corresponding adverse effect on our financial condition and operating results.

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

Network and information systems-related events, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and end-user data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that these events and security breaches will not occur in the future.

We may not be able to compete successfully, which would have a negative impact on our financial condition and results of operations.

We compete with a number of companies, primarily in the United States and United Kingdom, that provide products and services that serve the same function as those provided by us, many of which are larger than us and have greater financial resources and better name recognition for their products than we do. Although we operate in a highly fragmented market, numerous competitors in the United States and the United Kingdom provide products and services comparable to our products and services which have the potential to acquire some, or all, of our market share in their respective geographic markets which could have a negative impact on our financial condition and results of operations.

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

As of March 12, 2015, our directors and executive officers and their respective affiliates beneficially owned 77.7% of the outstanding Class A common stock. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of major corporate transactions. Such concentration of ownership may also delay or prevent a change in control of us.

We are subject to the penny stock rules which may adversely affect trading in our Class A common stock.

On March 12, 2015, the closing price of our Class A common stock was $0.36. Our Class A common stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Class A common stock, decrease liquidity of our Class A common stock and increase transaction costs for sales and purchases of our Class A common stock as compared to other securities.

There is not presently an active market for shares of our Class A common stock, and, therefore, you may be unable to sell any shares of Class A common stock in the event that you need a source of liquidity.

Although our Class A common stock is quoted on the Over-the-Counter Pink®, the trading in our Class A common stock has substantially less liquidity than the trading in the securities of many other companies listed on that market. A public trading market in the securities having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our securities at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market for the securities does not develop, you may be unable to resell your shares of Class A common stock at or above the price you pay for them or at any price.

We may require additional capital to support our operations, and such capital might not be available on terms acceptable to us, if at all. Inability to obtain financing could limit our ability to conduct necessary operating activities.

Our available cash and the cash we anticipate generating from operations may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our operations and respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

Rent and lease expense was $432,993 and $407,435 for the years ended December 31, 2014 and 2013, respectively. The Company leased 15,931 square feet of office space in Indianapolis for an average cost of $257,643 per year. Prior to its February 2014 expiration, the Indianapolis lease was renewed until November 30, 2020 at an average cost of $257,010 per year. The Company leases 1,230 square feet of office space near

London in the United Kingdom at an annual rate equivalent to approximately $58,000 per annum. The London lease expires in December 2018. The Company leases 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $128,000. The Blackburn lease expired December 2014 and the Company is currently in negotiations to renew the lease. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth. In connection with the Indianapolis lease and the Blackburn lease, the lessor contributed money for improvements to the leased premises. The amounts contributed for improvements are being amortized ratably over the life of the lease which reduces the average annual expense related to the leases.

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

	Quarterly Class A Common Stock Price Ranges
	2014		2013
	High	Low	High	Low
1st Quarter	$0.35	$0.23	$0.28	$0.22
2nd Quarter	$0.38	$0.24	$0.36	$0.23
3rd Quarter	$0.38	$0.26	$0.29	$0.24
4th Quarter	$0.43	$0.30	$0.36	$0.24

At March 12, 2015, the closing price for a share of Class A common stock was $0.36.

At March 12, 2015, the number of stockholders of record of the Company’s Class A common stock was 357.

No dividends were paid on the Company’s Class A common stock in the fiscal years ended December 31, 2014 and 2013.

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

The Company’s software products and services are subject to changing technology and evolving customer needs which require the Company to continually invest in research and development in order to respond to these demands. The limited financial resources available to the Company require the Company to concentrate on those business segments and product lines which the Company believes will provide the greatest returns on investment. The EIM segment, as compared to the CAMRA segment, provides the predominant share of income from operations and cash flow from operations. The revenues from the CAMRA segment are derived from both the Company’s United Kingdom and United States operations.

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

Financial Condition

In the fiscal year ended December 31, 2014, the stockholders’ equity increased $2,434,333 from $4,227,144 as of December 31, 2013 to $6,661,477 as of December 31, 2014 primarily as a result of the fiscal year 2014 net income of $2,242,194 including a gain from a legal settlement approximating $1.3 million. At December 31, 2014, cash and cash equivalents were $5,278,476 compared to $1,271,514 at December 31, 2013. The Company realized an increase in net current assets (current assets less current liabilities) of approximately $3,508,989 which was primarily attributable to an increase in cash due to an increase in revenue invoiced partially off-set by an increase in current liabilities due to an increase in deferred revenue during the year ended December 31, 2014.

The Company generates approximately 67% of its revenues from operations in the United Kingdom where the functional currency is the United Kingdom pound. Revenues derived from operations in the United Kingdom were negatively impacted in 2014 as compared to 2013 due to the slight decline in the average conversion rate. The average conversion rate for the United Kingdom pound into a United States dollar for the year ended December 31, 2014 was 1.65 compared to 1.57 for the year ended December 31, 2013.

Results of Operations – Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Revenues from operations increased $2,815,573 to $18,298,569 for the year ended December 31, 2014 as compared to $15,482,996 for the year ended December 31, 2013. Increased revenues in 2014 were experienced by the CAMRA segment partially offset by a decrease in the EIM segment. The EIM segment revenue decreased $648,806 to $9,220,444 primarily due to the loss of a large processing customer in the United States. CAMRA revenue increased $3,464,379 to $9,078,125 for the year ended December 31, 2014 from $5,613,746 for the year ended December 31, 2013. The increase in CAMRA segment revenue was primarily due to an increase in new contracted SmartRecord® revenue in the United States. For the years ended December 31, 2014 and 2013, the Company had revenues from a single EIM customer aggregating $3,611,949 (19.7% of revenues) and $3,381,441 (20.2% of total revenues), respectively.

Costs of Products and Services Excluding Depreciation and Amortization

Costs of products and services, excluding depreciation and amortization, increased $507,415 to $4,300,944 for the year ended December 31, 2014 as compared to $3,793,529 for the year ended December 31, 2013. The EIM segment cost of products and services, excluding depreciation and amortization, increased $73,595. The CAMRA segment cost of products and services, excluding depreciation and amortization, increased $433,820 primarily due to the CAMRA revenue increase For software sales, service fee and license fee revenues, the cost of products and services, excluding depreciation and amortization, was 23.5% of revenue for the year ended December 31, 2014 as compared to 24.5% of revenue for the year ended December 31, 2013. The decrease in the percentage was primarily due to an increase in the percentage of software license revenue recognized compared to the revenue recognized for the year ended December 31, 2013.

Selling, General and Administrative Costs

Selling, general and administrative expenses increased $169,899 to $7,763,209 for the year ended December 31, 2014 compared to $7,593,310 for the year ended December 31, 2013. The increase in selling, general and administrative expenses was primarily due to the accrual of a staff bonus for the year ended December 31, 2014 and no corresponding bonus accrual for the year ended December 31, 2013.

Research and Development Expense

Research and development expense increased $173,495 to $3,055,046 for the year ended December 31, 2014 compared to $2,881,551 for the year ended December 31, 2013. The increase in expense was primarily due to a decrease of $157,968 in development costs that were capitalized. Capitalized development costs related to internally developed software for resale was $935,808 and $1,093,776 for the years ended December 31, 2014 and 2013, respectively. Research and development expense relates primarily to personnel costs.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2014 increased $42,180 to $1,877,872 for the year ended December 31, 2014 from $1,835,692 for the year ended December 31, 2013. This increase was primarily due to an increase in amortization expense of capitalized software costs for the year ended December 31, 2014. Approximately $775,503 and $734,369 of amortization expense was related to capitalized software costs for the years ended December 31, 2014 and 2013, respectively.

Other (Income) / Expense

The Company recognized interest expense of $35,923 for the year ended December 31, 2014 compared to an interest expense of $9,410 for the year ended December 31, 2013. The change in interest was due to interest incurred on debt that was established in the year ended December 31, 2013.

Other Income increased to $1,344,749 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013. The other income recognized for the year ended December 31, 2014 related to a settlement on a patent infringement lawsuit.

Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. At December 31, 2014, the Company provided a valuation allowance against the deferred tax assets related to the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, the deferred tax assets related to the United Kingdom operations do not have a valuation allowance.

The net tax expense of $368,130 for the year ended December 31, 2014 was primarily attributable to the earnings before tax of $1,733,776 realized from the Company’s United Kingdom operations. The net tax expense of $472,314 for the year ended December 31, 2013 was primarily attributable to the earnings before tax of $1,798,956 realized from the Company’s United Kingdom operations. The Company’s effective tax rate in the United Kingdom for the year ended December 31, 2013 was increased due to a true-up from the prior period taxes.

Liquidity and Capital Resources

Historically, the Company’s principal need for funds has been for operating activities (including costs of products and services, selling, general and administrative expenses, research and development, and working capital needs), and capital expenditures, including software development. The Company anticipates that cash flows from operations and existing cash, cash equivalents, and short-term investments will be adequate to meet our business objectives. Cash, cash equivalents, and short-term investments increased by $4,006,962 to $5,278,476 as of December 31, 2014 from $1,271,514 as of December 31, 2013. Cash provided by operations was $6,914,204, cash used in investing activity was $1,307,208, and cash used in financing activities was $1,449,480 for the year ended December 31, 2014. Cash flow provided by operations of $6,914,204 was primarily attributable to the net income, the add-back of depreciation and amortization, and the increase in deferred revenue. The increase in deferred revenue related to a large sale in 2014 that is prepayment of processing though March 2016. Cash flows used in investing activities of $1,307,208 related primarily to capital expenditures on equipment and capitalized costs incurred in the development and enhancements of the Company’s products. Cash used in financing activities of $1,449,480 related primarily to the repayment of a loan (the “Note”) to the Company issued to Fairford, Michael Reinarts and John Birbeck in the aggregate principal amount of $1,400,000. Cash generated from operations of the EIM segment of $955,192 and the CAMRA segment of $1,926,680 were partially off-set by Corporate expenses of $1,580,374.

For December 31, 2014, income from operations on a geographical basis amounted to $1,748,899 for the United Kingdom and a loss of $447,401 for the United States.

As of December 31, 2014, the Company did not and as of the date of this Form 10-K does not have an operating line of credit facility in place.

The following table presents selected financial results by business segment:

2014	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$9,220,444	$9,078,125	$—	$18,298,569
Gross profit - Revenues less cost of products, excluding depreciation and amortization	7,418,843	6,578,782	—	13,997,625
Depreciation and amortization	1,253,171	612,919	11,782	1,877,872
Income (loss) from operations	955,192	1,926,680	(1,580,374)	1,301,498
Long-lived assets	4,104,828	1,356,620	88,418	5,549,866

2013	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$9,869,250	$5,613,746	$—	$15,482,996
Gross profit - Revenues less cost of products, excluding depreciation and amortization	8,141,244	3,548,223	—	11,689,467
Depreciation and amortization	1,338,782	491,990	4,920	1,835,692
Income (loss) from operations	1,895,843	(762,935)	(1,753,994)	(621,086)
Long-lived assets	4,987,497	1,235,772	9,091	6,232,360

The following table presents selected financial results by geographic location based on location of customer:

2014	United States	United Kingdom	Consolidated
Net revenues	$6,039,025	$12,259,544	$18,298,569
Gross profit - Revenues less costs of products, excluding depreciation and amortization	4,688,424	9,309,201	13,997,625
Depreciation and Amortization	599,839	1,278,033	1,877,872
Income / (loss) from operations	(447,401)	1,748,899	1,301,498
Long-lived assets	4,631,488	918,378	5,549,866

2013	United States	United Kingdom	Consolidated
Net revenues	$3,635,199	$11,847,797	$15,482,996
Gross profit - Revenues less costs of products, excluding depreciation and amortization	2,544,480	9,144,987	11,689,467
Depreciation and Amortization	492,357	1,343,335	1,835,692
Income / (loss) from operations	(2,419,567)	1,798,481	(621,086)
Long-lived assets	5,254,715	977,645	6,232,360

The Company’s net income for the year ended December 31, 2014 of $2,242,194 was primarily due to the net proceeds of a patent settlement of $1,344,749 and an increase in revenue of $3,464,379 realized by the CAMRA segment which resulted in an increase in CAMRA segment income from operations of $2,689,615. The loss from operations in the Corporate Allocation decreased primarily due to the decrease in the year ended December 31, 2014 of legal and professional fees related to the evaluation of a proposal made to purchase all of the outstanding shares of stock of the Company.

The Company’s net loss for the year ended December 31, 2013 of $1,102,810 was primarily due to a decrease in revenue of $648,806 realized by the EIM segment which resulted in a decrease in EIM segment income from operations of $940,651. The loss from operations in the Corporate Allocation increased primarily due to an increase in the legal and professional fees related to the evaluation of a proposal made to purchase all of the outstanding shares of stock of the Company.

For the years ended December 31, 2014 and 2013, the Company had revenues from a single customer aggregating $3,611,949 (19.7% of revenues) and $3,381,441 (20.2% of total revenues), respectively. The Company had receivables from this customer of $277,619 (7.8% of trade accounts receivable, net) and $234,960 (7.3% of trade accounts receivable, net) as of December 31, 2014 and December 31, 2013, respectively. The loss of this customer would have a substantial negative impact on the Company.

In October 2013, in order to supplement the Company’s liquidity, Fairford, Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advancement, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. The promissory note expired on the earlier of (a) demand for payment on March 30, 2014 or thereafter or (b) May 31, 2014. All borrowings were collateralized by substantially all assets of the Company. As of December 31, 2013, the Lenders had advanced $1,400,000 under the promissory note plus accrued interest. As of December 31, 2014, the Company paid all principal on the note and all accrued interest.

The Company successfully defended the Company’s patent in 2014. The Company settled for $3.1 million and received the payment for the settlement during the first quarter of $3.1 million less legal fees of approximately $1.8 million.

The Company believes the cash on hand, and anticipated cash from future operating activities will be sufficient to support its operations over the next twelve months.

The Company paid $536,359 in foreign income tax and $0 for federal income tax in the United States for the year ended December 31, 2014.

The Company paid $656,757 in foreign income tax and $17,487 for federal income tax in the United States for the year ended December 31, 2013.

Impairment

Accounting guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company had a net book value of $1,783,748 of capitalized software costs as of December 31, 2014, which relates to active projects with current and future revenue streams.

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

At December 31, 2014, the Company provided a valuation allowance against the Company’s deferred tax assets of the Company’s net operating loss carryforwards in the United States net of certain deferred tax liabilities. Given profitability from operations in the United Kingdom, deferred tax assets related to the United Kingdom operations do not have a valuation allowance.

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

Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. There was no impairment in 2014 and 2013. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of purchased technology, trademarks and trade names, and customer lists.

The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar.

The Company’s goodwill and significant component of its intangible assets relate to CTI Billing Solutions Limited. That entity is considered a separate reporting unit under accounting guidance and the Company performed its internal annual impairment analysis on goodwill as of October 1, 2014 to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The results of this analysis indicated that there was no impairment as of our assessment date.

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

Accounting guidance requires the periodic evaluation of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. The Company periodically evaluates capitalized computer software costs for impairment. The capitalized software costs had a net book value of $1,783,748 as of December 31, 2014.

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

Related Party Transactions

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of March 12, 2015, Fairford beneficially owned 63.0% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promised to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note. As of December 31, 2014, the Company had repaid the note and all accrued interest.

Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The new requirements are effective for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on its results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTI Group (Holdings) Inc. and Subsidiaries

Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of CTI Group (Holdings) Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income / (loss), cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Group (Holdings) Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Indianapolis, Indiana
March 30, 2015

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$5,278,476	$1,271,514
Trade accounts receivable, less allowance for doubtful accounts of $66,706 and $54,040, in 2014 and 2013, respectively	3,577,866	3,236,772
Prepaid expenses	368,965	291,854
Other current assets	243,861	287,123

Total current assets	9,469,168	5,087,263

Property, equipment, and software, net	2,280,493	2,160,592
Intangible assets, net	470,566	1,149,738
Goodwill	2,769,589	2,769,589
Other assets	29,218	152,441

Total assets	$15,019,034	$11,319,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$244,335	$205,005
Accrued expenses	1,227,101	1,024,988
Accrued wages and other compensation	633,761	372,634
Income tax payable	635,980	681,136
Deferred tax liability	191,731	81,096
Deferred revenue	4,250,433	2,538,977
Note to shareholders	—	1,409,549
Notes payable	57,522	54,562

Total current liabilities	7,240,863	6,367,947

Lease incentive – long term	241,276	58,542
Deferred revenue – long term	799,559	266,615
Deferred tax liability – long term	45,721	312,173
Note payable – long term	30,138	87,202

Total liabilities	8,357,557	7,092,479

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01; 47,166,666 shares authorized; 29,388,937 and 29,352,271 issued at December 31, 2014 and 2013, respectively	293,889	293,523
Additional paid-in capital	26,339,410	26,213,734
Accumulated deficit	(20,203,616)	(22,445,810)
Accumulated other comprehensive income	423,937	357,840
Treasury stock, 140,250 shares Class A common stock at December 31, 2014 and 2013 at cost	(192,143)	(192,143)

Total stockholders’ equity	6,661,477	4,227,144

Total liabilities and stockholders’ equity	$15,019,034	$11,319,623

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the years ended December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Revenues:
Software sales, service fee and license fee	$18,298,569	$15,482,996

Cost and expenses:
Costs of products and services, excluding depreciation and amortization	4,300,944	3,793,529
Selling, general and administration	7,763,209	7,593,310
Research and development	3,055,046	2,881,551
Depreciation and amortization	1,877,872	1,835,692

Total costs and expenses	16,997,071	16,104,082

Income / (loss) from operations	1,301,498	(621,086)

Other (income) / expense:
Interest expense	35,923	9,410
Other income	(1,344,749)	—

Income / (loss) before income taxes	2,610,324	(630,496)

Tax expense	368,130	472,314

Net income / (loss)	2,242,194	(1,102,810)

Other comprehensive income / (loss)
Foreign currency translation adjustment	66,097	(26,087)

Comprehensive income / (loss)	$2,308,291	$(1,128,897)

Basic net income / (loss) per common share	$0.08	$(0.04)

Diluted net income / (loss) per common share	$0.07	$(0.04)

Basic weighted average common shares outstanding	29,216,185	29,068,483
Diluted weighted average common shares outstanding	31,689,083	29,068,483

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Cash flows provided by (used for) operating activities:
Net income / (loss)	$2,242,194	$(1,102,810)
Adjustments to reconcile net income / (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,877,872	1,835,692
Provision for doubtful accounts	16,327	1,118
Deferred income taxes	(138,526)	(135,803)
Stock option grant expense	121,418	61,264
Rent incentive benefit	274,175	(44,551)
Changes in operating activities:
Trade accounts receivables	(526,593)	2,804
Prepaid expenses	(83,240)	160,074
Other assets	166,420	206,234
Accounts payable	46,461	(222,054)
Accrued expenses, wages and other compensation	441,658	40,036
Deferred revenue	2,481,574	(1,844,604)
Income taxes payable / refundable	(5,536)	(56,942)

Cash provided by (used for) operating activities	6,914,204	(1,099,542)

Cash flows used in investing activities:
Additions to property, equipment, and software	(1,307,208)	(1,281,802)

Cash used in investing activities	(1,307,208)	(1,281,802)

Cash flows provided by financing activities:
Exercise of stock options	4,625	36,540
Repayment of vendor financing	(54,105)	(24,835)
Note to shareholders	(1,400,000)	1,400,000

Cash provided by (paid for) financing activities	(1,449,480)	1,411,705
Effect of foreign currency exchange rates on cash and cash equivalents	(150,554)	(104,237)

Increase (decrease) in cash and cash equivalents	4,006,962	(1,073,876)
Cash and cash equivalents, beginning of year	1,271,514	2,345,390

Cash and cash equivalents, end of year	$5,278,476	$1,271,514

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014 and 2013

					Accumulated
			Additional		Other	Treasury	Stockholders’
	Class A Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	deficit)	Income (loss)	Stock	Equity
Balance, January 1, 2013	29,178,271	$291,783	$26,117,670	$(21,343,000)	$383,927	$(192,143)	$5,258,237
Net loss	—	—	—	(1,102,810)	—	—	(1,102,810)
Foreign currency translation Adjustments	—	—	—	—	(26,087)		(26,087)
Stock options exercised	174,000	1,740	34,800	—	—	—	36,540
Stock option expense	—	—	61,264	—	—	—	61,264

Balance, December 31, 2013	29,352,271	$293,523	$26,213,734	$(22,445,810)	$357,840	$(192,143)	$4,227,144
Net income	—	—	—	2,242,194	—	—	2,242,194
Foreign currency translation Adjustments	—	—	—	—	66,097	—	66,097
Stock options exercised	36,666	366	4,258	—	—	—	4,624
Stock option expense	—	—	121,418	—	—	—	121,418

Balance, December 31, 2014	29,388,937	$293,889	$26,339,410	$(20,203,616)	$423,937	$(192,143)	$6,661,477

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

FOREIGN CURRENCY TRANSLATION: The consolidated financial statements include the accounts of the Company’s wholly owned United Kingdom-based subsidiaries. The financial statements of the Company’s foreign subsidiaries have been included in the consolidated financial statements and have been translated to U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities are translated at current rates in effect at the consolidated balance sheet date and stockholders’ equity is translated at historical exchange rates. Revenue and expenses are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to accumulated other comprehensive income. Included in selling, general and administrative expenses is a transaction gain of approximately $8,000 for the year ended December 31, 2014 and a transaction loss of approximately $60,000 for the year ended December 31, 2013.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include the cash on hand, demand deposits and highly liquid investments. The Company considers all highly liquid investments, with maturity of three months or less, to be cash equivalents.

ADVERTISING COSTS: The Company expenses advertising costs as incurred. For the years ended December 31, 2014 and 2013, advertising expense was $3,175 and $1,275, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. At December 31, 2014 and 2013, the book values of these financial instruments are considered to be representative of their respective fair values due to the short maturity of these instruments.

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

COMPUTER SOFTWARE: Expenditures for producing product masters incurred subsequent to establishing technological feasibility are capitalized and are amortized on a product-by-product basis for three years. The amortization is computed using the greater of (a) the straight-line method over the estimated economic life of the product or (b) the ratio that the current gross revenue for the products bear to the total current and anticipated future gross revenue of the products. The accounting guidance requires the periodic evaluation of the net realizable value of capitalized computer software costs. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date shall be written down. See Note 4 – Property, Equipment and Software Development Costs. The Company capitalized $935,808 and $1,093,776 for the years ended December 31, 2014 and 2013, respectively, in costs related to its software development. The amortization expense for developed software which relates to cost of sales was $775,503 and $734,369 for the years ended December 31, 2014 and 2013, respectively.

GOODWILL AND INTANGIBLE ASSETS: The Company considers the goodwill and related intangible assets related to CTI Billing Solutions Limited to be the premium the Company paid for CTI Billing Solutions Limited. For accounting purposes, these assets are maintained at the corporate level and the Company considers the functional currency with respect to these assets the U.S. dollar. Goodwill is tested for impairment on an annual basis each October and between annual tests in certain circumstances, and written down when impaired. The Company did not record goodwill impairments in 2014 and 2013. An impairment charge is recognized when the fair value of the asset is less than its carrying amount. The Company’s fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Purchased intangible assets other than goodwill are amortized on a straight line basis over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of patents, purchased technology, trademarks and trade names, and customer lists.

LONG-LIVED ASSETS: The Company reviews the recoverability of the carrying value of its long-lived assets, including intangible assets with definite lives using the methodology prescribed in accounting guidance for the impairment or disposal of long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The Company did not record any impairments in 2014 or 2013.

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

The following is a rollforward of the allowance for doubtful accounts

Balance as of January 1, 2013	$97,704

Provision	1,118
Bad debt write-off	(49,626)
Recovery of previously written-off accounts	—
Exchange rate fluctuation	4,844

Balance as of December 31, 2013	$54,040

Provision	16,327
Bad debt write-off	(808)
Recovery of previously written-off accounts	—
Exchange rate fluctuation	(2,853)

Balance as of December 31, 2014	$66,706

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

	For the Twelve Months Ended December 31,
	2014	2013
Net income / (loss)	$2,242,194	$(1,102,810)

Average shares of common stock outstanding used to compute basic earnings per share	29,216,185	29,068,483
Additional common shares to be issued assuming exercise of stock options and restricted stock units	2,472,898	—

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	31,689,083	29,068,483

Net income / (loss) per share – Basic:
Net income / (loss) per share	$0.08	$(0.04)

Weighted average common and common equivalent shares outstanding	29,216,185	29,068,483

Net income / (loss) per share – Diluted:
Net income / (loss) per share	$0.07	$(0.04)

Weighted average common and common equivalent shares outstanding	31,689,083	29,068,483

For the year ended December 31, 2014, there were restricted stock units representing the right to receive up to 1,126,820 shares of Class A common stock outstanding and options and warrants to purchase 5,722,096 shares of Class A common stock with exercise prices ranging from $0.08 to $0.40 were outstanding.

CONCENTRATION OF CREDIT RISK: The Company invests its cash primarily in deposits with major banks in the United States and United Kingdom. At times, these deposits may fluctuate significantly and may be in excess of statutory insured limits. As of December 31, 2014, such deposits exceeded statutory insured limits by $5,025,584. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is received. The Company maintains reserves for probable credit losses and such losses in the aggregate have not exceeded management’s estimates. The Company wrote-off $808 and $49,626 of receivables deemed to be uncollectible against the established allowance for doubtful accounts for the years ended December 31, 2014 and 2013, respectively.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Comprehensive Income / (Loss).

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. Total research and development costs expensed were $3,055,046 and $2,881,551 for the years ended December 31, 2014 and 2013, respectively.

SHIPPING AND HANDLING FEES AND COSTS: The Company bills customers for shipping and handling. Shipping and handling costs, which are included in cost of products and services in the accompanying consolidated statements of operations, include shipping supplies and third-party shipping costs.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS: In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The new requirements are effective for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on its results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

NOTE 2 – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company paid $536,359 and $656,757 in foreign income tax, $0 and $17,487 for federal income tax in the United States, and $0 and $0 for state taxes in the United States for the years ended December 31, 2014 and 2013, respectively.

On May 31, 2013, the Company entered into a financing arrangement agreement with a vendor for $166,600 (the “Payment Plan”) for supporting software. The Company will make twelve quarterly payments of $15,341 which began on September 1, 2013. The interest rate implicit on the Payment Plan is 6.3%.

The Company paid $57,366 and $9,824 for interest for the years ended December 31, 2014 and December 31, 2013, respectively.

NOTE 3 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Weighted-Average	December 31,
	Useful Lives	2014	2013
Goodwill	—	$4,896,990	$4,896,990
Tradenames	9	180,000	180,000
Customer list	9	4,576,813	4,576,813
Technology	8	1,620,000	1,620,000
Other Intangibles	3	493,672	493,672

		11,767,475	11,767,475
Accumulated Goodwill impairment		(2,127,401)	(2,127,401)
Accumulated amortization on Tradenames		(160,438)	(140,438)
Accumulated amortization on Customer list		(4,125,809)	(3,664,699)
Accumulated amortization on Technology		(1,620,000)	(1,421,938)
Accumulated amortization on Other Intangibles		(493,672)	(493,672)

		$3,240,155	$3,919,327

Amortization expense on intangible assets amounted to $679,172 and $683,611 for the years ended December 31, 2014 and 2013, respectively. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31 is as follows: 2015 - $470,566; and thereafter - $0.

NOTE 4 – PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

Property, equipment and software development costs consisted of the following:

	December 31,
	2014	2013
Equipment	$2,158,785	$2,054,346
Furniture	769,121	736,787
Leasehold improvements	337,746	303,989
Software and Software development costs	10,996,534	10,111,953

	14,262,186	13,207,075
Less accumulated depreciation and amortization	(11,981,693)	(11,046,483)

	$2,280,493	$2,160,592

Depreciation and amortization expense on property, equipment, and software amounted to $1,198,700 and $1,152,081 for the years ended December 31, 2014 and 2013, respectively. Fixed assets that were fully depreciated and no longer in use in 2014 with an original cost of $274,739 were written off. In 2013, fully depreciated fixed assets, with an original cost of $102,977, were written off.

Amortization expense of developed software amounted to $775,503 and $734,369 for the years ended December 31, 2014 and 2013, respectively. Amortization expense of developed software is a cost of sales.

Accumulated amortization related to developed software amounted to $8,229,879 and $7,454,376 as of December 31, 2014 and December 31, 2013, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

A. LEASE COMMITMENTS:

The Company leases its office facilities and certain equipment under long-term operating leases, which expire at various dates. Minimum aggregate annual rentals for the future five-year periods and thereafter, subject to certain escalation clauses, through long-term operating leases are as follows:

Year ending December 31:
2015	$324,921
2016	308,373
2017	309,150
2018	313,133
2019	264,853
Thereafter	244,607

Total	$1,765,037

Rent and lease expense was $432,993 and $407,435 for the years ended December 31, 2014 and 2013, respectively. The Company leased 15,931 square feet of office space in Indianapolis for an average cost of $257,010 per year. The Indianapolis lease expires in November 2020. The Company leases 1,230 square feet of office space near London in the United Kingdom at an annual rate equivalent approximately to $53,500 per annum. The London lease expires in December 2018. The Company leased 9,360 square feet of office space in Blackburn in the United Kingdom at an annual rate equivalent to approximately $128,000. The Blackburn lease expired December 2014. The Company is currently in negotiations to renew the Blackburn lease. The Company believes that, although its facilities are adequate to meet its current level of sales, additional space may be required to support future growth. In connection with the Indianapolis lease and the Blackburn lease, the lessor contributed money for improvements to the leased premises. The amounts contributed for improvements are being amortized ratably over the life of the lease which reduces the average annual expense related to the leases.

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

C. EMPLOYMENT AGREEMENTS:

The Company has entered into employment agreements with certain members of management. The terms of these agreements generally include, but are not limited to, compensation, non-competition, severance and change in control clauses. As of December 31, 2014 and 2013, all relevant amounts have been accrued for under these agreements.

NOTE 6 – DEBT OBLIGATIONS AND LIQUIDITY

On October 30, 2013, the Company, issued to Fairford Holdings, Ltd., a British Virgin Islands company (“Fairford”), Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of March 12, 2015, Fairford beneficially owned 63.0% of the Company’s outstanding Class A common stock.

Under the Note, the Company could have, from the date of the Note through and including the Maturity Date (as defined below), requested that the Lenders made one or more advances under the Note (each, an “Advance”). The Lenders could have, in their sole and absolute discretion, elected to make or decline any Advance requested by the Company under the Note.

Pursuant to the Note, the Company promised to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand was not sooner made, on May 31, 2014 (such date, or if earlier, the date demand was made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck.

Interest under the Note accrued at a fixed rate per annum equal to 6.50%. Under the Note, on December 31, 2013, the Company paid to the Lenders all interest accrued under the Note as of such date. The Company recorded the accrued interest of $9,548.51 but did not make a payment as of December 31, 2013.

As collateral for the Company’s satisfaction of its obligations under the Note, the Company pledged to the Lenders a purchase money lien in all accounts, any receivables, inventory, machinery, equipment, supplies, general intangibles, furniture and fixtures purchased with the Advances.

Advances as of December 31, 2013, totaled $1,400,000 under the Note. As of December 31, 2014, the Company paid the Lenders all outstanding and all interest accrued to date.

As of December 31, 2014, the Company had working capital of $2,228,305 and stockholders’ equity of $6,661,477. Included in current liabilities was deferred revenue of $4,250,433 which reflects revenue to be recognized in future periods. Therefore, the cash requirements associated with deferred revenue are expected to be less than the recorded liability.

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	Years ended December 31,
	2014	2013
Income tax (benefit) expense:
Current provision
Federal	$16,343	$17,487
State	—	—
Foreign	489,831	590,011
Deferred
Federal	—	—
State	—	—
Foreign	(138,044)	(135,184)

Expense / (benefit) for income taxes	$368,130	$472,314

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company’s effective tax rate was as follows:

	December 31,
	2014	2013
Computed tax (benefit) / expense at the expected statutory rate	$887,510	$(214,369)
Federal alternative minimum tax	16,343	17,487
Permanent differences	136,093	446,234
Foreign and state tax rate differential	(216,721)	(193,388)
Adjustment of prior year estimate and realized foreign currency translation	(153,161)	1,026,406
Uncertain tax position expense	16,646	19,222
Changes in valuation allowance	(318,580)	(629,278)

	$368,130	$472,314

The permanent differences are primarily related to a deemed dividends in the United States in 2014 and 2013 due to the transfer of cash from the United Kingdom operations to the United States in 2014 and 2013 and to the nondeductible meals and entertainment and dues partially off-set by additional relief for research and development expenditures in the United Kingdom. The 2013 adjustment of prior year estimate is primarily due to an adjustment in the United States tax provision due to the recording of a deemed dividend on the tax return. This adjustment was off-set by the change in valuation allowance. Due to the large net operating loss in the United States and the valuation allowance off-setting the net operating loss, the recording of the deemed dividend had no effect on the Company’s financial statements or cash flows. The change in valuation allowance for the adjustment of prior year estimate is offset by the 2013 net operating loss in the United States.

The components of the overall net deferred tax assets were as follows:

	Years Ended December 31,
	2014	2013
Assets
Net operating losses	$3,986,608	$4,607,851
Allowance for doubtful accounts	7,949	5,428
Vacation and bonus compensation and other accruals	87,462	133,025
Property tax	5,445	5,100
Stock options expensed	159,055	72,997
Capital loss carryforward	10,060	10,365
State depreciation adjustment	2,901	3,401
Tax credit carryforward	243,149	244,293

Total assets	$4,502,629	$5,082,460

Liabilities
Depreciation and amortization	(646,955)	(676,146)
Undistributed foreign earnings	(448,261)	—
Deferred revenue	(37,446)	(37,191)
Deferred acquisition intangibles	(107,605)	(207,805)

Total liabilities	(1,240,267)	(921,142)

Valuation allowance	(3,499,815)	(4,554,587)

Deferred tax liability, net	$(237,453)	$(393,269)

The Company records a valuation allowance against its deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of December 31, 2014, the Company continued to provide a valuation allowance against the Company’s United States deferred tax assets which consist primarily of net operating loss carryforwards net of certain deferred tax liabilities.

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

Balance as of January 1, 2013	$123,406

Tax positions related to the current year:
Additions	19,222

Tax positions related to prior years:
Additions	3,839

Balance as of December 31, 2013	146,467

Tax positions related to the current year:
Additions	16,646
Reductions	—

Tax positions related to prior years:
Reductions	(10,074)

Balance as of December 31, 2014	$153,039

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in future periods. Consistent with the provisions of accounting guidance for uncertain tax positions, the Company has classified certain income tax liabilities for its United Kingdom operations as current or noncurrent based on management’s estimate of when these liabilities will be settled. For its U.S. operations, the liability associated with an unrecognized tax benefit has been offset against the deferred tax asset for the U.S. net operating loss carryforward.

The Company and its subsidiaries file income tax returns in the U.S., the state of Indiana and other various states and the foreign jurisdiction of the United Kingdom. The Company remains subject to examination by taxing authorities in the jurisdictions the Company has filed returns for years after 2009. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company accrued $0 and $1,005 for interest and penalties at December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company had available unused net operating losses of $9,643,137 and tax credit carryforwards of approximately $243,149 that may be applied against future taxable income and that expire from 2017 to 2033. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2014, the Company had a valuation allowance of $3,499,815 established against the U.S. deferred tax assets as utilization of these tax assets is not assured in the United States. Prior to October 1, 2013, the Company considered its cumulative earnings related to non-U.S. subsidiaries to be permanently reinvested. Due to the Company transferring cash from its non-U.S. subsidiaries to the US in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested.

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

At December 31, 2014, there were options to purchase 4,684,926 shares of Class A common stock outstanding consisting of 4,434,926 Plan and Stock Incentive Plan options and 250,000 outside plan stock options. There were options to purchase 4,184,914 shares of Class A common stock plus 250,000 outside plan stock options that were exercisable as of December 31, 2014. At December 31, 2014, there were restricted stock units (“RSUs”) representing the right to receive up to 1,129,820 shares of Class A common stock outstanding none of which were vested. There are 1,483,838 shares available to grant under the Plan and Stock Incentive Plan at December 31, 2014.

Information with respect to options and RSU was as follows on the date indicated:

	Options & RSU Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2012	5,691,350	$0.08 - $ 0.40	$0.25
Granted	—	—	—
Exercised	(174,000)	$0.21	$0.21
Cancelled	(265,250)	$0.08 - $ 0.225	0.17

Outstanding, December 31, 2013	5,252,100	$0.08 - $ 0.40	$0.26
Granted – RSUs	1,129,820	—	—
Exercised	(36,666)	$0.08 - $ 0.23	$0.13
Cancelled	(533,508)	$0.00 - $ 0.34	0.23

Outstanding, December 31, 2014	5,811,746	$0.00 - $ 0.40	$0.21

The future compensation costs related to non-vested options and RSUs at December 31, 2014 is $173,730. The future costs recognized in 2015, 2016 and 2017 will be $92,468, $60,455 and $20,806, respectively.

The following table summarizes options exercisable at December 31:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
December 31, 2013	4,589,557	$0.08 - $0.40	$0.27	$455,066	4.05 years
December 31, 2014	4,434,914	$0.08 - $0.40	$0.27	$402,534	3.18 years

The following tables summarizes non-vested options and RSUs:

Option/RSU Shares
December 31, 2013	662,543
Granted	1,129,820
Cancelled	(71,225)
Vested	(344,306)

December 31, 2014	1,376,832

	Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
December 31, 2013	662,543	$0.21	$98,409	8.47 years
December 31, 2014	1,376,832	$0.04	$424,855	3.10 years

Included within selling, general and administrative expense for the years ended December 31, 2014 and December 31, 2013 is $121,418 and $61,264, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The fair value of each option and RSUs award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the table below. Because closed-form valuation models incorporate assumptions for inputs, those assumptions are disclosed. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from general practices used by other companies in the software industry and estimates by the Company of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2014
Risk-free interest rate	0.50%
Dividend yield	0.00%
Volatility factor	91.00%
Expected lives	5 years

NOTE 9 – MAJOR CUSTOMERS

For the years ended December 31, 2014 and 2013, the Company had revenues from a single customer aggregating $3,611,949 (19.7% of revenues) and $3,381,441 (20.2% of total revenues), respectively. The Company had receivables from this customer of $277,619 (7.8% of trade accounts receivable, net) and $234,960 (7.3% of trade accounts receivable, net) as of December 31, 2014 and December 31, 2013, respectively. The loss of this customer would have a substantial negative impact on the Company.

NOTE 10 – RETIREMENT PLAN

The Company maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers certain eligible U.S., full-time employees. The Company matches 100% of participant contributions up to 6% of participant compensation for US employees. The Company made contributions of $168,640 in 2014 and $137,007 in 2013. The Company maintains a defined contribution plan for its U.K. employees. The Company matches for U.K. employees up to 100% of participant contributions up to 6%. The Company made contributions of approximately $243,197 in 2014 and $210,325 in 2013 for U.K. employees.

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

The following table presents selected financial results by business segment:

2014	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$9,220,444	$9,078,125	$—	$18,298,569
Gross profit - Revenues less cost of products, excluding depreciation and amortization	7,418,843	6,578,782	—	13,997,625
Depreciation and amortization	1,253,171	612,919	11,782	1,877,872
Income (loss) from operations	955,192	1,926,680	(1,580,374)	1,301,498
Long-lived assets	4,104,828	1,356,620	88,418	5,549,866

2013	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$9,869,250	$5,613,746	$—	$15,482,996
Gross profit - Revenues less cost of products, excluding depreciation and amortization	8,141,244	3,548,223	—	11,689,467
Depreciation and amortization	1,338,782	491,990	4,920	1,835,692
Income (loss) from operations	1,895,843	(762,935)	(1,753,994)	(621,086)
Long-lived assets	4,987,497	1,235,772	9,091	6,232,360

The following table presents selected financial results by geographic location based on location of customer:

2014	United States	United Kingdom	Consolidated
Net revenues	$6,039,025	$12,259,544	$18,298,569
Gross profit - Revenues less costs of products, excluding depreciation and amortization	4,688,424	9,309,201	13,997,625
Depreciation and Amortization	599,839	1,278,033	1,877,872
Income / (loss) from operations	(447,401)	1,748,899	1,301,498
Long-lived assets	4,631,488	918,378	5,549,866

2013	United States	United Kingdom	Consolidated
Net revenues	$3,635,199	$11,847,797	$15,482,996
Gross profit - Revenues less costs of products, excluding depreciation and amortization	2,544,480	9,144,987	11,689,467
Depreciation and Amortization	492,357	1,343,335	1,835,692
Income / (loss) from operations	(2,419,567)	1,798,481	(621,086)
Long-lived assets	5,254,715	977,645	6,232,360

NOTE 12 –RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2014, RSUs representing the right to receive up to 130,243 and 96,157 shares of the Company’s Class A common stock were granted to Mr. Birbeck and Mr. Hanuschek, the Company’s Chief Executive Officer and Chief Financial Officer, respectively. All of the RSUs granted to Mr. Birbeck and Mr. Hanuschek vest ratably over three years on the anniversary date of the grant. During the fiscal year ended December 31, 2014, RSUs representing the right to receive up to 150,000 shares of the Company’s Class A common stock were granted to both Mr. Reinarts and Mr. Rao, members of the Company’s Board of Directors. The RSUs granted in the amount of 100,000 shares to Mr. Reinarts and Mr. Rao, vest ratably over three years on the anniversary date of the grant and RSUs granted in the amount of 50,000 shares to Mr. Reinarts and Mr. Rao, are fully vested on the first anniversary date of the grant.

The Company incurred $12,000 in fees and $18,485 in expenses associated with the Board of Directors activities in 2014 and $110,000 in fees and $15,457 in expenses associated with the Board of Directors activities in 2013.

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

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of March 12, 2015, Fairford beneficially owned 63.0% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promised to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note. As of December 31, 2014, the Company paid all principal on the note and all accrued interest.

On March 7, 2013, a proposal (the “Proposal”) was made by Fairford, Michael Reinarts who is the Chairman of the Company’s Board of Directors and John Birbeck who was the Company’s Chief Executive Officer (the “Buying Group”), to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share. On December 30, 2013, the purchase price on the offer was increased to $0.40 per share (the “Revised Offer”). On June 17, 2014, the Company issued a press release announcing that, on June 14, 2014, the Special Committee of the Company’s Board of Directors (the “Special Committee”) rejected the Revised Offer. Upon being informed of the Special Committee’s rejection of the Revised Offer, the Buying Group informed the Company on June 14, 2014 that it would not be increasing, and formally withdrew, the Revised Offer. Accordingly, the Special Committee was disbanded effective immediately.

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

The Company’s principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the year ended December 31, 2014 that have materially affected or which are reasonably likely to materially affect the Company’s Internal Control. Based on that evaluation, there has been no such change during the year ended December 31, 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (the Original Framework). Based on this assessment, our management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

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

The following table sets forth information about our directors all of whom continue to serve in such capacity:

Name	Position Held in CTI	Class	Director Since	Term Expires*
Salah N. Osseiran	Director	I	2002	2009

Thomas W. Grein	Director	II	2001	2011

Bengt Dahl	Director	II	2005	2011

Michael J. Reinarts	Chairman of the Board of Directors	II	2009	2010

Siddhartha S. Rao	Director	III	2014	2017

John Birbeck	Director	III	2001	2010

*	The directors continue to serve as directors since successor directors have not been elected and qualified.

The following table sets forth information regarding the business experience of our current members of the board of directors during the past five years, unless indicated otherwise.

Name and Age (1)	Business Experience During Past Five Years
Michael J. Reinarts (60) Chairman	Mr. Reinarts became our director in June 2009 and was appointed Chairman on June 9, 2011. He served as an advisor to our board of directors from October 2008 until June 2009. Mr. Reinarts began his career at Arthur Andersen & Co in 1976. Since 1999, he has served as Executive Vice President for the Pohlad Companies. Pohlad Companies include large sports franchises, financial companies, commercial real estate companies, entertainment and media development and distribution. Mr. Reinarts is actively involved in acquisition due diligence, financial and management restructuring and credit facilitation. Mr. Reinarts experience with mergers and acquisitions and his industry experience, both from an investment banking perspective and an executive perspective, provides CTI with insight on acquisition and corporate strategies.

John Birbeck (60) Director	Mr. Birbeck served as our Chairman from July 5, 2005 through June 9, 2011 and served as our President and Chief Executive Officer from September 13, 2005 to December 31, 2014. Mr. Birbeck, a citizen of the United Kingdom, has served as our director since June, 2001. In 1997, Mr. Birbeck founded Network Achemy Ltd. From 1997 until 2001, Mr. Birbeck served as director of Network Achemy Ltd. From 2000 until 2001, Mr. Birbeck served as director of Avaya Communications. Since 2001, Mr. Birbeck has been working as a consultant advising new technology start-up companies in the United Kingdom. Mr. Birbeck also was a founder of Seer Ltd.

Name and Age (1)	Business Experience During Past Five Years
in 2000 and serves as its director. Mr. Birbeck’s management experience at CTI and director experience in the technology services industry provides unique insight about the challenges CTI faces due to a rapidly changing competitive marketplace.

Bengt Dahl (66)	Mr. Dahl, a citizen of Sweden, has served as our director since July 2005. He served as an advisor to our board of directors from 2003 until July 2005. Mr. Dahl is also a director of Fairford Holdings Limited, a company which beneficially owned 63.0% of the Company’s Class A common stock as of March 12, 2015. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Dahl also serves as a director of a number of private and public European companies, which are affiliated with Mr. Osseiran, our director and majority stockholder. Mr. Dahl’s international management and investment banking experience provides valuable insight on international capital markets and management oversight. His experience with mergers and acquisitions provides CTI with insight on acquisition and corporate strategies.

Thomas W. Grein (63)	Mr. Grein became our director in February 2001 in connection with the Centillion Merger. Mr. Grein served as director of Centillion from October, 1999 until the Centillion Merger. Mr. Grein has been Senior Vice-President and Treasurer of Eli Lilly and Company, a pharmaceutical company, since January, 2000. He served as Executive Director of Investor Relations and Assistant Treasurer from 1994 to 1998 and Executive Director of Finance from 1998 to 2000 in Eli Lilly and Company. Mr. Grein is a member of the board of directors of the Walther Cancer Foundation, LYNX Capital Corporation, Park Tudor School Board of Trustees, Howard University School of Business Board of Visitors, and Indianapolis Symphony Foundation. Mr. Grein’s financial leadership and international experience provides valuable insight on corporate governance, financial reporting and capital market matters.

Salah N. Osseiran (59)	Mr. Osseiran, a Lebanese citizen, became our director in February 2001, in connection with the Centillion Merger, and served until his resignation in September 2001. He was a director of Centillion from 1987 until the Centillion Merger. Since September 2002, Mr. Osseiran has served as our director. Mr. Osseiran has been the President and Chief Executive Officer of Business Projects Company (“BPC”), a Lebanese company located in Beirut, since 1995. BPC owns a bottled water company operating in Lebanon and interests in other business activities in the Middle East. Mr. Osseiran has also been since 1995 a director of the holding companies: Salsel Corporation Limited, Hawazen (BVI) Corp. and Fairford Holdings Limited. Mr. Osseiran brings global perspective from his leadership positions and experience in international enterprises and transactions.

Name and Age (1)	Business Experience During Past Five Years
Siddhartha S. Rao (34)	Mr. Rao became our director in February 2014. Mr. Rao has been SDM, Unified Communications at Amazon.com, Inc. since February 2014. Previously, Mr. Rao served as our Chief Technology Officer from 2006 to February 2014. Mr. Rao has extensive experience in the software industry, having worked at Microsoft, Nortel, Infosys, and a number of smaller software development companies in either a software development or product management capacity. This experience, combined with Mr. Rao’s understanding of the telecommunications software platform market brings insight into the technology and product roadmap for the Company.

(1)	As of March 12, 2015.

Non-Director Executive Officers

The following table sets forth information regarding the business experience of our non-director executive officers:

Name and Age (1)	Business Experience During Past Five Years
Manfred Hanuschek (54)	Mr. Hanuschek became our Chief Executive Officer and President on March 7, 2015 and has served as our Secretary since February 2002. Prior to March 7, 2015, Mr. Hanuschek had been our Chief Financial Officer since June 2000. From April 1999 to July 1999, Mr. Hanuschek was employed by us as Chief Financial Officer. Mr. Hanuschek was Senior Vice-President and Chief Financial Officer of IGI, Inc., from July 1999 to June 2000. Mr. Hanuschek was Chief Financial Officer with ICC Technologies, Inc. from 1994 to 1998. Mr. Hanuschek is a certified public accountant and holds a bachelor’s degree from Pennsylvania State University.

Nathan Habegger (43)	Mr. Habegger became our Chief Financial Officer on March 7, 2015. Prior to being appointed as the Company’s Chief Financial Officer, Mr. Habegger served as the Company’s Vice President of Finance since June 2005, and as the Company’s Director of Financial Reporting and Budgeting from July 2002 until June 2005. Prior to this time, Mr. Habegger held financial management positions at various publicly held manufacturing and technology companies. Mr. Habegger is a certified public accountant (inactive), and holds a bachelor’s degree in Business Administration from Hanover College along with an M.B.A. degree from Butler University.

(1)	As of March 12, 2015.

Audit Committee

We have a separately-designated standing Audit Committee. The Audit Committee consists of two directors, Messrs. Grein and Reinarts. Mr. Grein serves as our audit committee’s chairman, and the board has determined that Messrs. Grein and Reinarts are audit committee financial experts and are independent under the applicable rules and regulations regarding independence for such committee, including those set forth in pertinent NASDAQ listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who beneficially own more than 10% of the Company’s Class A common stock (collectively referred to as “insiders”) to file reports of ownership and changes in ownership of the Company’s Class A common stock with the SEC. The SEC regulations require insiders to furnish the Company with copies of all Section 16(a) forms filed. Based solely on the Company’s review of the copies of such forms received by the Company, the Company believes that the insiders complied with all applicable Section 16(a) filing requirements for fiscal year 2014.

Item 11.	Executive Compensation

Executive Officers

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to CTI’s chief executive officer and other executive officer (collectively referred to as “named executive officers”) whose total compensation for the fiscal year ended December 31, 2014 exceeded $100,000 for all services rendered in all capacities to CTI and its subsidiaries.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
John Birbeck, Chairman, President and Chief Executive Officer	2014	$364,681	$31,258	$—	$30,728	$426,667
	2013	$347,315	$—	$—	$43,993	$391,308
Manfred Hanuschek, Chief Financial Officer and Secretary	2014	$269,240	$23,078	$—	$52,479	$344,797
	2013	$256,419	$—	$—	$51,221	$307,640

(1)	Represents grant date fair value of RSUs granted in each year in accordance with the Financial Accounting Standards Board’s Accounting Standards Topic 718. See Part II, Item 8 - Notes to the Consolidated Financial Statements for the year ended December 31, 2014, Note 8, “Stock Based Compensation” for a description of valuation assumptions used in the calculation of grant date fair value. In fiscal 2014, Mr. Birbeck was granted RSUs representing the right to receive up to 130,243 shares of CTI’s Class A common stock. In fiscal 2014, Mr. Hanuschek was granted RSUs representing the right to receive up to 96,157 shares of CTI’s Class A common stock. There were no RSUs granted to Mr. Birbeck or Mr. Hanuschek in fiscal year 2013.
(2)	There were no performance bonuses awarded in fiscal years 2013 or 2014. See “Non-Equity Incentive Plan Compensation Awards in 2013” and “Non-Equity Incentive Plan Compensation Awards in 2014” below for a discussion regarding the award of performance bonuses.
(3)	In fiscal 2014, CTI paid the following amounts as defined contribution retirement plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing and personal travel, to Messrs. Birbeck and Hanuschek: Mr. Birbeck - $14,920, $4,166, $8,142, $0, $0, and $3,500, respectively; Mr. Hanuschek - $15,600, $23,550, $7,893, $5,438, $0, and $0, respectively. In fiscal 2013, CTI paid the following amounts as 401(k) Plan employer contributions, insurance premiums, annual automobile allowance, club membership dues, temporary housing and personal travel, to Messrs. Birbeck and Hanuschek: Mr. Birbeck - $0, $6,851, $7,294, $0, $14,965, and $14,883, respectively; Mr. Hanuschek - $15,300, $22,966, $7,517, $5,438, $0, and $0, respectively.

Employment Agreements

John Birbeck

On February 1, 2006, we entered into an employment agreement with Mr. Birbeck, effective as of September 13, 2005, pursuant to which Mr. Birbeck agreed to serve as our President and Chief Executive Officer and in such other positions as reasonably may be assigned by the Board or the executive committee of the Company (“Executive Committee”). On October 16, 2014, Mr. Birbeck notified the Board of his voluntary resignation effective December 31, 2014 and, pursuant to its terms, the employment agreement terminated on December 31, 2014.

The employment agreement with Mr. Birbeck commenced on September 13, 2005 for a term of one year. The agreement renewed automatically for additional one-year terms unless either party gave the other party written notice of non-renewal at least 90 days prior to any anniversary date. The Board reviewed Mr. Birbeck’s salary at least annually to determine if an increase was appropriate in its sole discretion. His salary could not be decreased under the terms of the employment agreement, and Mr. Birbeck agreed to waive any fee otherwise payable to him for his services as Chairman or as a Director of the Board.

No later than January 31 of each calendar year that Mr. Birbeck was employed by us pursuant to the employment agreement, Mr. Birbeck and the Board were required to confer and agree on performance targets and goals to be achieved for that calendar year and the amount of a bonus to be paid to Mr. Birbeck depending on the extent of attainment of such targets and goals. The agreement reached by Mr. Birbeck and the Board is attached as an addendum to the Agreement each calendar year. Since 2006, however, the Board and Mr. Birbeck have historically achieved this result through direct discussions without amending his employment agreement. The parties agreed that the amount of bonus payable to Mr. Birbeck for full achievement of all targets and goals in any calendar year will be no less than $250,000 and may exceed that amount if deemed appropriate by the Board in its sole discretion. The Board determined that previously established targets and goals were not achieved and as a result, no bonus was awarded for 2013 or 2014. See “Non-Equity Incentive Plan Compensation Awards in 2014” and “Non-Equity Incentive Plan Compensation Awards in 2013” below. In the event that Mr. Birbeck’s employment with the Company ended during the course of a calendar year, Mr. Birbeck was eligible for a pro rata amount of the any bonus he would have received if he had remained employed for the full calendar year.

Mr. Birbeck was entitled to five weeks of paid vacation per year, with no right to carry over vacation to the next year, but unused vacation could be sold back to us. Mr. Birbeck’s employment agreement provided that he will receive a non-accountable automobile allowance of $500 per month, initially, for each full month during the term of the employment agreement. In addition, the employment agreement required us to reimburse Mr. Birbeck’s life partner for her annual airfare expenses for up to twelve round trips each calendar year from the United States to the United Kingdom and for her health insurance coverage. We were also required to reimburse Mr. Birbeck for his housing expenses in the United States, not to exceed $1,800 per month without our prior approval, until such time as he obtained permanent housing in the United States. Mr. Birbeck did not obtain permanent housing in the United States. Mr. Birbeck was paid a furnishing and household goods allowance in the amount of $12,000 for his temporary housing. Mr. Birbeck was to be reimbursed up to $80,000 to transport his personal goods from the United Kingdom to the United States once his permanent housing was obtaining which was never utilized.

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

Mr. Birbeck had the right to terminate his employment at any time by giving at least 90 days’ advance written notice of his voluntary resignation to the Board. We had the right to terminate Mr. Birbeck’s employment for any reason upon the approval of the Board or the Executive Committee by giving Mr. Birbeck 90 days’ advance written notice. Mr. Birbeck’s employment would have immediately terminated upon his death or disability, as defined in the employment agreement, or upon the mutual agreement of the parties.

If the Board or Executive Committee terminated Mr. Birbeck’s employment, we would have been required to pay Mr. Birbeck three months’ salary at Mr. Birbeck’s then current base annual salary and an additional amount of the greater of $62,500 or 25% of the maximum annual bonus. As a condition to receiving such separation pay, Mr. Birbeck must execute a release in a form satisfactory to us.

If Mr. Birbeck’s employment otherwise terminated pursuant to death, disability or a notice of non-renewal sent by either party prior to any anniversary date of the employment agreement, we would have been required to pay Mr. Birbeck all accrued and unpaid salary and benefits, as well as all unreimbursed business expenses that may be paid to Mr. Birbeck, through the date of termination of employment.

Manfred Hanuschek

We entered into an employment agreement with Manfred Hanuschek as of May 30, 2000, which was amended as of January 18, 2002. The employment agreement renews for successive periods of one year, subject to termination as described below. The current agreement term automatically renewed on January 18, 2015. Mr. Hanuschek’s base salary is subject to yearly review. In addition to the salary, Mr. Hanuschek may receive cash bonuses, as determined by our president or the Board, in his or its sole discretion. Under the employment agreement, Mr. Hanuschek is entitled to receive an automobile allowance, reimbursement of specified expenses and to participate in any savings, 401(k), pension, group medical and other similar plans.

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

Non-Equity Incentive Plan Compensation Awards in 2014

Messrs. Birbeck and Hanuschek were entitled to receive a cash bonus, at the discretion of the Board, if the Company achieved objective financial performance targets based upon the 2014 budget, which required the Company to grow revenue compared to 2013 and remain profitable in 2014, and other accomplishments during fiscal 2014. In considering whether to pay these cash bonuses, and the amount of such payments, our compensation committee had the discretion to award a bonus even if some or all of the objective performance criteria were not met. The compensation committee considered the financial performance of the Company, the significance and nature of the activities of each named executive officer, and the quality of each named executive officer’s performance, during fiscal 2014. Based on the reported 2014 performance of the Company, the compensation committee determined not to award Messrs. Birbeck or Hanuschek a bonus for 2014.

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

Terms of Equity Awards

During the fiscal year ended December 31, 2014, Mr. Birbeck was granted RSUs under the CTI Group (Holdings) Inc. Stock Incentive Plan representing the right to receive up to 130,243 shares of CTI’s Class A common stock. The RSUs vest in three equal annual installments beginning on the first anniversary of the date of grant. During the fiscal year ended December 31, 2014, Mr. Hanuschek was granted RSUs representing the right to receive up to 96,157 shares of CTI’s Class A common stock. The RSUs vest in three equal annual installments beginning on the first anniversary of the date of grant. All of the RSUs expire 10 years from the date of grant.

During the fiscal year ended December 31, 2013, no options to purchase shares or RSUs representing the right to receive the Company’s Class A common stock were granted to Mr. Birbeck or Mr. Hanuschek.

CTI Group (Holdings) Inc. Stock Incentive Plan

On December 8, 2005, the Company’s stockholders approved the Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2005 Annual Meeting of Stockholders and on May 28, 2008 the Company’s stockholders approved an amendment to the Stock Incentive Plan. Pursuant to the provisions of the Stock Incentive Plan, on April 1, 2014, the Board adopted an amendment to the Stock Incentive Plan. The Stock Incentive Plan may be administered by the Compensation Committee of the Board or another committee of the Board appointed from among its members as provided in the Stock Incentive Plan. Presently, however, the Stock Incentive Plan is currently administered by the entire Board. As used throughout this section, the term “Compensation Committee” may also be deemed to refer to the entire Board in its role as administrator of the Stock Incentive Plan.

Under the Stock Incentive Plan, the Compensation Committee is authorized to grant awards to non-employee directors, executive officers and other employees of, and consultants and advisors to, the Company or any of its subsidiaries and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The purpose of the Stock Incentive Plan is to provide incentives to attract, retain, motivate and reward highly competent persons as outside directors, executive officers and other employees, or consultants or advisors to, CTI or any of its subsidiaries by providing them with opportunities to acquire shares of Class A common stock or to receive other awards under the Stock Incentive Plan, as applicable. Furthermore, the Stock Incentive Plan is intended to assist in further aligning the interests of participants in the Stock Incentive Plan with those of its stockholders. Additionally, the Compensation

Committee is permitted to grant awards under the Stock Incentive Plan in substitution for stock and stock-based awards of another entity (an “Acquired Entity”) held by such Acquired Entity’s former employees if such individuals become employees of the Company as a result of the Company’s merger or consolidation with or acquisition of the Acquired Entity.

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

During the year ended December 31, 2014, there were no options to purchase shares of Class A common stock granted under the Stock Incentive Plan. As of December 31, 2014, options to purchase 4,434,926 shares of Class A common stock had been awarded under the Stock Incentive Plan. Options to purchase 4,184,914 shares of Class A common stock were exercisable as of December 31, 2014.

Awards

The following types of awards or any combination of them may be granted under the Stock Incentive Plan: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock grants, and (iv) performance awards and (v) RSUs. The maximum number of shares of Class A common stock with respect to which awards may be granted to any individual participant under the Stock Incentive Plan during each of the Company’s fiscal years will not exceed 1,500,000, subject to certain adjustments.

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

Restricted Stock Units

The Compensation Committee may, in its sole discretion, determine (i) the participants who will receive RSUs, and (ii) the number of shares of the Company’s Class A common stock and/or the amount of cash or other property underlying each RSU. Further, each RSU will be subject to such terms and conditions consistent with the Stock Incentive Plan as are determined by the Compensation Committee and as set forth in the award agreement relating to such RSU.

The award agreement relating to RSUs may permit the holder of a vested RSU to receive shares of the Company’s Class A common stock, cash, or a combination of common stock and cash. RSUs are subject to forfeiture and may not be transferred or otherwise disposed of, pledged or hypothecated by the holder. RSUs do not vest unless the holder is continuously employed by the Company from the grant date of the RSUs until the applicable vesting date; provided, that a holder’s RSUs will immediately vest upon the termination of such holder’s employment by the Company without Cause (as defined in the Stock Incentive Plan) or due to such holder’s death or disability.

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

Termination of Employment

If a participant’s employment is terminated due to death or disability, then the participant’s unvested Stock Grants and RSUs and unexercisable Stock Options become vested or exercisable, as applicable, immediately as of the date of the termination of the participant’s employment. All Stock Options that were or became exercisable as of the date of the participant’s death or termination of employment, will remain exercisable until the earlier of (i) the end of the one-year period following the date of the participant’s death or the date of the termination of his or her employment, as the case may be, or (ii) the date the Stock Option would otherwise expire. All unearned or unvested Performance Awards held by the participant on the date of the participant’s death or the date of the termination of his or her employment, as the case may be, will immediately become earned or vested as of such date and will be paid out or settled based on the participant’s performance immediately prior to the date of the participant’s death or the date of the termination of his or her employment on a pro-rated basis with a minimum of at least one year into a performance period.

A participant whose employment is terminated for cause, as defined in the Stock Incentive Plan, forfeits all awards, whether or not vested, exercisable or earned, granted to the participant. The Compensation Committee may, in its discretion, provide that any and all unvested Stock Grants or RSUs held by a participant whose employment is terminated for any reason, other than for cause, death or disability, including, without limitation, retirement, will vest upon the date of termination. All exercisable Stock Options held by the participant on the date of the termination of his or her employment for any reason other than for cause, death or disability will remain exercisable until the earlier of (i) the end of the 90-day period following the date of the termination of the participant’s employment, or (ii) the date the Stock Option would otherwise expire. The Stock Incentive Plan’s provisions relating to termination of employment may be modified in the discretion of the Compensation Committee.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table sets forth information concerning unexercised options outstanding as of December 31, 2014 for each named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Option Exercise Price ($)	Option Expiration Date
John Birbeck(1)	500,000	—		$0.40	9/29/2015
	250,000	—		$0.31	10/9/2016
	100,000	—		$0.34	2/16/2017
	340,782	—		$0.35	6/12/2017
	250,000	—		$0.31	10/9/2017
	50,000	—		$0.09	10/9/2019
	81,972	—		$0.10	9/8/2021
	33,333	16,667	(1)	$0.2475	6/29/2022
Manfred Hanuschek(2)	100,000	—		$0.39	10/11/2015
	300,000	—		$0.34	2/16/2017
	200,000	—		$0.08	7/10/2019
	58,660	—		$0.10	9/8/2021
	20,000	10,000	(2)	$0.2475	6/29/2022

(1)	Mr. Birbeck received an option to purchase 50,000 shares of CTI’s Class A common stock granted on June 29, 2012 which vests in three equal annual installments beginning on the first anniversary of the grant date.
(2)	Mr. Hanuschek received an option to purchase 30,000 shares of CTI’s Class A common stock granted on June 29, 2012 which vests in three equal annual installments beginning on the first anniversary of the grant date.

The following table sets forth information concerning unvested RSUs outstanding as of December 31, 2014 for each named executive officer.

	Stock Awards
Name	Number of Shares or Units of Stock That Have not Vested #		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Birbeck(1)	130,243	(1)	$45,585	—	—
Manfred Hanuschek(2)	96,157	(2)	$33,655	—	—

(1)	Mr. Birbeck received RSUs representing the right to receive up to 130,243 shares of CTI’s Class A common stock granted on April 1, 2014 which vest in three equal annual installments beginning on the first anniversary of the grant date and will expire on April 1, 2024.
(2)	Mr. Hanuschek received RSUs representing the right to receive up to 96,157 shares of CTI’s Class A common stock granted on April 1, 2014 which vest in three equal annual installments beginning on the first anniversary of the grant date and will expire on April 1, 2024.

Retirement Plans and Arrangements

We have established a 401(k) plan for our U.S. employees and a defined contribution plan benefit for our U.K. employees. The employees may participate through salary deductions and contributions. Under the terms of the plans, we may make employer contributions to a participant’s plan account. Such contributions under the plan applicable to the U.S. employees are, for 2014, equal to 100% of the first 6% of each participant’s contribution during the year. All employee contributions are vested immediately. U.S. participants are vested in employer contributions over a three-year period pursuant to a graduated vesting schedule and subject to annual deferral limitations under the Code. U.K. participants are vested in employer contributions immediately and are not subject to deferral limitations. A U.K. senior manager is entitled to employer contributions of the first 10% of each participant’s contributions to a participant’s plan account.

Termination and Change in Control Arrangements

We do not have any contracts, arrangements, agreements or plans providing for payments to a named executive officer at, following or in connection with the resignation, retirement or other termination of a named executive officer, or in connection with a change in control of the Company, other than:

•	as described above in “ – Employment Agreements” with respect to each named executive officer’s employment agreement; and

•	as described above in “CTI Group (Holdings) Inc. Stock Incentive Plan” with respect to awards that have been granted to each named executive officer under those plans.

Director Compensation

The following table sets forth information concerning the compensation earned by non-employee directors during the fiscal year ended December 31, 2014. Mr. Birbeck, our former President and Chief Executive Officer, did not receive any compensation for his services as our director for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total ($)
Bengt Dahl(1)	$—	$—	$—	$—
Harold Garrison(2)	$—	$—	$—	$—
Thomas Grein(3)	$12,000	$—	$—	$12,000
Siddhartha Rao(4)	$—	$52,500	$—	$52,500
Salah Osseiran(5)	$—	$—	$—	$—
Michael Reinarts(6)	$—	$52,500	$—	$52,500

(1)	As of December 31, 2014, Mr. Dahl held options to purchase 150,000 shares of CTI’s Class A common stock.
(2)	On May 19, 2014, Mr. Garrison resigned as a director.
(3)	As of December 31, 2014, Mr. Grein held options to purchase 150,000 shares of CTI’s Class A common stock.
(4)	As of December 31, 2014, Mr. Rao held RSUs representing the right to receive up to 150,000 shares of CTI’s Class A common stock of which the right to receive 50,000 shares will vest on April 1, 2015 and 100,000 shares will vest in three equal annual installments beginning on April 1, 2015.
(5)	As of December 31, 2014, Mr. Osseiran held options to purchase 256,250 shares of CTI’s Class A common stock.
(6)	As of December 31, 2014 Mr. Reinarts held options to purchase 50,000 shares of CTI’s Class A common stock and held RSUs representing the right to receive up to 150,000 shares of CTI’s Class A common stock of which the right to receive 50,000 shares will vest on April 1, 2015 and 100,000 shares will vest in three equal annual installments beginning on April 1, 2015.

The Board agreed to compensate Mr. Reinarts $2,000 a month upon his appointment as Chairman of the Board in June 2011 for his duties as Chairman. Mr. Reinarts also continued to receive fees for his attendance of board or committee meetings until 2014 when all director cash fees were terminated.

On March 7, 2013, a proposal (the “Proposal”) was made by Fairford Holdings, Ltd., a British Virgin Islands company (“Fairford”), Michael Reinarts who is the Chairman of the Company’s Board of Directors and John Birbeck who is the Company’s Chief Executive Officer (the “Buying Group”), to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share. On December 30, 2013, the purchase price on the offer was increased to $0.40 per share (the “Revised Offer”). On June 17, 2014, the Company issued a press release announcing that, on June 14, 2014, the Special Committee of the Company’s Board of Directors (the “Special Committee”) rejected the Revised Offer. Upon being informed of the Special Committee’s rejection of the Revised Offer, the Buying Group informed the Company on June 14, 2014 that it would not be increasing, and formally withdrew, the Revised Offer. Accordingly, the Special Committee was disbanded effective immediately.

In fiscal 2014, fees were only paid to a director who was on a special committee. The fees were $2,000 per month until the special committee was disbanded in June of 2014.

Total cash reimbursed out of pocket director expenses amounted in the aggregate to approximately $18,485 in the fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 12, 2015 with respect to the beneficial ownership of CTI’s Class A common stock by: (i) each person who is known to us to be the beneficial owner of more than five percent of CTI’s outstanding Class A common stock, (ii) each of CTI’s directors, (iii) each of CTI’s named executive officers, and (iv) all of CTI’s directors and executive officers as a group. As of March 12, 2015, 29,248,687 shares of CTI’s Class A common stock were outstanding, which excludes 140,250 shares of treasury stock.

The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC’s regulations. Accordingly, beneficially-owned securities may include securities to which the individual or entity has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or other convertible securities or rights within 60 days after March 12, 2015. Shares subject to stock options, warrants or other convertible securities or rights, which an individual has the right to acquire within 60 days after March 12, 2015, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. The same shares may be beneficially owned by more than one person, and beneficial ownership may be disclaimed as to any or all of a person’s securities. The percentage calculation is based on 34,864,021 shares which represents 29,388,937 shares of the Company’s Class A common stock outstanding that were outstanding as of March 12, 2015 plus 5,917,348 shares that may be issued upon exercise of options pursuant to the definition of beneficial ownership under Rule 13d-3.

Name and Address of Beneficial Owner**	Amount and Nature of Beneficial Ownership of Class A Common Stock		Percent of Class
John Birbeck, President, and Chief Executive Officer	2,359,437	(1)	7.6%
Bengt Dahl, Director	225,000	(2)	*
Thomas W. Grein, Director	150,000	(3)	*
Salah N. Osseiran, Director	19,445,741	(4)	63.4%
Siddhartha Rao, Director	189,333	(5)	*
Michael J. Reinarts, Chairman	2,950,791	(6)	10.0%
Manfred Hanuschek, Chief Financial Officer and Secretary	735,712	(7)	2.4%
All directors and executive officers as a group (8 persons)	26,056,014	(8)	77.8%
Fairford Holdings Limited	19,171,575	(4)	63.0%

*	Less than 1%.
**	The business address of CTI’s directors and executive officers is CTI Group (Holdings) Inc., 333 North Alabama Street, Suite 240, Indianapolis, Indiana 46204.

(1)	Represents 753,350 shares of Class A common stock held by Mr. Birbeck directly and exercisable options to purchase 1,606,087 shares of CTI’s Class A common stock.
(2)	Represents 75,000 shares of Class A common stock held by Mr. Dahl directly and exercisable options to purchase 150,000 shares of CTI’s Class A common stock.
(3)	Represents exercisable options to purchase 150,000 shares of CTI’s Class A common stock.
(4)	Represents 6,250 shares of CTI’s stock held by Mr. Osseiran directly, 45,000 shares of CTI’s Class A common stock owned by Salsel Corporation Limited, 18,131,405 shares of CTI’s Class A common stock owned by Fairford Holdings Limited, 1,040,170 shares of Class A common stock issuable upon the exercise of warrants owned by Fairford Scandinavia, and exercisable options to purchase 222,916 shares of CTI’s Class A common stock. Salah N. Osseiran Trust, a revocable trust, of which Mr. Osseiran is the grantor and sole beneficiary, is the sole stockholder of Salsel Corporation Limited and Fairford Holdings Limited. Mr. Osseiran is the managing director of Salsel Corporation Limited, a director of Fairford Holdings Limited and the President of Fairford Scandinavia. Bengt Dahl is a director of Fairford Holdings Limited and the chairman of Fairford Scandinavia. However, Mr. Dahl does not have, or share, the voting or investment power over the shares of CTI’s Class A common stock owned by Fairford Holdings Limited or Fairford Scandinavia. The address of the principal office of Fairford Holdings Limited is Ground Floor, Sir Walter Raleigh House, 48/50 Esplanade, St. Helier, Jersey, Channel Islands JE1 4HH. The Fairford Scandinavia address is A.B. Box 40. 831 21 Ostersund, Sweden.
(5)	Represents 105,000 shares of CTI’s stock held by Mr. Rao directly, and 1,000 shares of CTI’s Class A common stock owned by Mr. Rao’s spouse.
(6)	Represents 2,817,158 shares of Class A common stock held by Mr. Reinarts directly and exercisable options to purchase 50,000 shares of CTI’s Class A common stock.
(7)	Represents 25,000 shares of Class A common stock held by Mr. Hanuschek directly and exercisable options to purchase 678,660 shares of CTI’s Class A common stock.
(8)	Includes exercisable options to purchase 2,857,663 shares of CTI’s Class A common stock and warrants to purchase 1,040,170 shares of Class A common stock.

Equity Compensation Plan Information

The following table details information regarding CTI’s equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,184,908	$0.26	1,376,838
Equity compensation plans not approved by security holders(1)	1,290,170	$0.28	—

Total	5,475,078	$0.27	1,376,838

(1)	The equity compensation plans not approved by security holders are represented by options granted pursuant to individual compensation arrangements (referred to as “outside plan stock options”). Outside plan stock options to purchase 250,000 shares of Class A common stock at an exercise price of $0.31 per share were granted to Mr. Birbeck in 2007. This option expires in 2017. Outside plan warrants to purchase in the aggregate 419,495 shares of Class A common stock at an exercise price of $0.34 per share were granted to Fairford Holdings Scandinavia in 2007. This warrant expires in 2017. Outside plan warrants to purchase 620,675 shares of CTI’s Class A common stock at an exercise price of $0.22 per share, subject to adjustments, were granted to Fairford Holdings Scandinavia in 2008. This warrant expires in 2018. As of December 31, 2014, all of the foregoing outside plan stock options were fully vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended December 31, 2014, RSUs representing the right to receive up to 130,243 and 96,157 shares of the Company’s Class A common stock were granted to Mr. Birbeck and Mr. Hanuschek, the Company’s Chief Executive Officer and Chief Financial Officer, respectively. All of the RSUs granted to Mr. Birbeck and Mr. Hanuschek vest ratably over three years on the anniversary date of the grant. During the fiscal year ended December 31, 2014, RSUs representing the right to receive up to 150,000 shares of the Company’s Class A common stock were granted to both Mr. Reinarts and Mr. Rao, members of the Company’s Board of Directors. The RSUs granted in the amount of 100,000 shares to Mr. Reinarts and Mr. Rao, vest ratably over three years on the anniversary date of the grant and RSUs granted in the amount of 50,000 shares to Mr. Reinarts and Mr. Rao, are fully vested on the first anniversary date of the grant.

The Company incurred $12,000 in fees and $18,485 in expenses associated with the Board of Directors activities in 2014 and $110,000 in fees and $15,457 in expenses associated with the Board of Directors activities in 2013.

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

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of March 12, 2014, Fairford beneficially owned 63.0% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promises to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note. As of December 31, 2014, the Company paid all principal on the note and all accrued interest.

On March 7, 2013, a proposal (the “Proposal”) was made by Fairford, Michael Reinarts who is the Chairman of the Company’s Board of Directors and John Birbeck who was the Company’s Chief Executive Officer (the “Buying Group”), to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share. On December 30, 2013, the purchase price on the offer was increased to $0.40 per share (the “Revised Offer”). On June 17, 2014, the Company issued a press release announcing that, on June 14, 2014, the Special Committee of the Company’s Board of Directors (the “Special Committee”) rejected the Revised Offer. Upon being informed of the Special Committee’s rejection of the Revised Offer, the Buying Group informed the Company on June 14, 2014 that it would not be increasing, and formally withdrew, the Revised Offer. Accordingly, the Special Committee was disbanded effective immediately.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director or any of his family members, and our senior management, our independent registered public accounting firm and us, the board has determined that Messrs. Reinarts, Rao and Grein are independent directors within the meaning of the applicable NASDAQ listing standards and Messrs. Birbeck, Osseiran, and Dahl fail to meet the independence standards.

Item 14.	Principal Accounting Fees and Services

Crowe Horwath LLP served as our independent public accountants and conducted the audit of our consolidated financial statements for each of the fiscal years ended December 31, 2014 and 2013

Category	2014	2013
Audit Fees	$173,593	$168,262
Audit-Related Fees	—	—
Tax Fees	22,416	22,224
All Other Fees	—	—

Total	$196,009	$190,486

Audit Fees. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $173,593 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2014. The foregoing table presents the aggregate fees billed by Crowe Horwath LLP of $168,262 for the audit of CTI’s annual financial statements and review of financial statements included in CTI’s Forms 10-Q for the fiscal year ended December 31, 2013.

Audit-Related Fees. There were no audit related fees in 2014 or 2013.

Tax Fees. The aggregate fees billed by Crowe Horwath LLP in the fiscal years ended December 31, 2014 and December 31, 2013 for professional services rendered to CTI’s UK subsidiaries for tax compliance, tax advice and tax planning were $22,416 and $22,224, respectively. We use another accountant for U.S. corporate income tax compliance, advice and planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Crowe Horwath LLP in fiscal 2014 and 2013. The Audit Committee had authorized the Chief Financial Officer to engage Crowe Horwath LLP at his discretion for additional audit-related and non-audit-related services of up to $25,000 for 2014 and 2013. None of the services pre-approved by the Audit Committee during 2014 and 2013 utilized the de minimis exception to pre-approval.

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

10.1 Employment Agreement, dated May 30, 2000, between Manfred Hanuschek and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *

10.2 Amendment No. 1 to Employment Agreement, dated May 30, 2000, between Manfred Hanuschek and CTI Group (Holdings) Inc., dated January 18, 2002, incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2002. *

10.3 Adjustment to base compensation of CFO, Manfred Hanuschek, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2004. *

10.4 Lease Agreement, dated April 20, 2005, by and between Spherion Technology (UK) Limited and CTI Data Solutions Limited, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

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

10.7 Chief Executive Employment Agreement between John Birbeck and CTI Group (Holdings) Inc. dated September 13, 2005, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

10.8 CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Appendix III to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 23, 2005. *

10.9 Amendment No. 1 to the CTI Group (Holdings) Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2014). *

10.10 Form of Incentive Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

10.11 Form of Nonqualified Stock Option Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

10.12 Form of Stock Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

10.13 Form of Restricted Stock Units Award Agreement under CTI Group (Holdings) Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2014). *

10.14 Compensation arrangements for the Board of Directors of CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.2 to the Current Report of Form 8-K filed with the Securities and Exchange Commission on February 3, 2006. *

10.15 Office Lease dated October 18, 2006, between DH Realty, LLC and CTI Group (Holdings) Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

10.16 Tenancy Agreement dated February 8, 2006, between European Settled Estates PLC Ryder Systems Limited, incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on April 2, 2007.

10.17 Loan Agreement, dated as of December 22, 2006, by and between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.

10.18 CTI Group (Holdings) Inc. Security Agreement, dated as of December 22, 2006, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.

10.19 Debenture, dated as of December 22, 2006, between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.

10.20 Charge Over Shares in CTI Data Solutions Ltd., dated as of December 22, 2006, between CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.

10.21 Reaffirmation of Guaranty dated November 13, 2007, by and between the subsidiaries of CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.22 Reaffirmation of Guaranty dated November 18, 2008, by and between the subsidiaries of CTI Group (Holdings) Inc. and National City Bank, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008.

10.23 Office Lease dated April 24, 2009, between CTI Billing Solutions Limited and British Waterways Board, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30 2009.

10.24 Demand Promissory Note between Fairford Holdings, Ltd. and CTI Group (Holdings) Inc dated October 6, 2010 incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 30, 2011.

10.25 Demand Promissory Note between Fairford Holdings, Ltd. and CTI Group (Holdings) Inc dated January 3, 2010, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011.

10.26 Office Lease dated October 29, 2012, between CTI Data Solutions Limited and Spherion Technology (UK) Limited, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 29, 2013.

10.27 Office Lease dated October 23, 2012, between CTI Billing Solutions Limited and Canal & River Trust, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 29, 2013.

10.28 Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission on July 16, 2013.

10.29 Form of Officer Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission on July 16, 2013.

10.30 Promissory Note, dated October 30, 2013, issued by CTI Group (Holdings) Inc. to Fairford Holdings, Ltd., Michael Reinarts and John Birbeck in the aggregate principal amount of $1,400,000, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2013.

10.31 First Amendment to Office Lease dated December 2, 2013 between DH Realty LLC and CTI Group (Holdings) Inc. , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2013.

11.1 Statement re computation of per share earnings, incorporated by reference to Note 1 to Consolidated Financial Statements

21.1 List of subsidiaries of CTI Group (Holdings) Inc. as of December 31, 2014.

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

CTI Group (Holdings) Inc.

By:	/s/ Manfred Hanuschek
Name:	Manfred Hanuschek
Title:	President and Chief Executive Officer
Date:	March 30, 2015

In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2015	/s/ Manfred Hanuschek
Date	Manfred Hanuschek
President and Chief Executive Officer
(Principal Executive Officer)

March 30, 2015	/s/ Nathan Habegger
Date	Nathan Habegger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 30, 2015	/s/ Michael Reinarts
Date	Michael Reinarts
Chairman, Board of Directors

March 30, 2015	/s/ John Birbeck
Date	John Birbeck
Member, Board of Directors

March 30, 2015	/s/ Bengt Dahl
Date	Bengt Dahl
Member, Board of Directors

March 30, 2015	/s/ Thomas Grein
Date	Thomas Grein
Member, Board of Directors

March 30, 2015	/s/ Salah Osseiran
Date	Salah Osseiran
Member, Board of Directors

March 30, 2015	/s/ Siddhartha Rao
Date	Siddhartha Rao
Member, Board of Directors