Form 10-Q
period 2015-03-31
CTI GROUP HOLDINGS INC
filed 2015-05-14
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2015, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,552,200.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the United States, ability to obtain a loan facility or receive additional advances from Fairford Holdings Limited, a British Virgin Islands Company, (“Fairford”) who, as of May 1, 2015, owned beneficially 62.7% of the Company’s Class A common stock, if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, effects of the recent U.S. recession and unstable global economy, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, and ability to protect the Company’s patented technology. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$4,668,046	$5,278,476
Trade accounts receivable, less allowance for doubtful accounts of $65,567 and $66,705, respectively	3,321,616	3,577,866
Prepaid expenses	408,615	368,965
Other current assets	191,022	243,862

Total current assets	8,589,299	9,469,169

Property, equipment, and software, net	2,237,576	2,280,493
Intangible assets, net	351,936	470,566
Goodwill	2,769,589	2,769,589
Other assets	16,841	29,218

Total assets	$13,965,241	$15,019,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$272,590	$244,335
Accrued expenses	981,695	1,227,101
Accrued wages and other compensation	547,339	633,761
Income tax payable	714,374	635,980
Deferred tax liability	188,705	191,731
Deferred revenue	4,075,896	4,250,433
Notes payable	58,508	57,522

Total current liabilities	6,839,107	7,240,863

Lease incentive – long term	188,394	241,276
Deferred revenue – long term	219,108	799,559
Deferred tax liability – long term	8,521	45,722
Note payable – long term	15,107	30,138

Total liabilities	7,270,237	8,357,558

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,552,200 and 29,388,937 issued at March 31, 2015 and at December 31, 2014, respectively	295,522	293,889
Additional paid-in capital	26,389,124	26,339,410
Accumulated deficit	(20,193,628)	(20,203,616)
Accumulated other comprehensive income	396,129	423,937
Treasury stock, 140,250 shares Class A common stock at March 31, 2015 and December 31, 2014 at cost	(192,143)	(192,143)

Total stockholders’ equity	6,695,004	6,661,477

Total liabilities and stockholders’ equity	$13,965,241	$15,019,035

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2015	2014

Revenues:
Software sales, service fee and license fee revenue	$4,099,324	$3,945,469

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,066,331	1,029,943
Selling, general and administration	1,829,347	1,929,991
Research and development	662,863	821,845
Depreciation and amortization	430,892	466,665

Total costs and expenses	3,989,433	4,248,444

Income / (loss) from operations	109,891	(302,975)

Other (income) / expense
Interest expense	728	19,869
Other income	—	(1,344,749)

Total other (income) / expense	728	(1,324,880)

Income before income taxes	109,163	1,021,905

Tax expense	99,175	42,043

Net income	9,988	979,862

Other comprehensive income / (loss)
Foreign currency translation adjustment	(27,807)	(1,296)

Comprehensive income / (loss)	$(17,819)	$978,566

Basic net income per common share	$0.00	$0.03

Diluted net income per common share	$0.00	$0.03

Basic weighted average common shares outstanding	29,250,524	29,212,021
Diluted weighted average common shares outstanding	31,610,265	30,656,438

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,988	$979,862
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	430,892	466,665
Provision for doubtful accounts	1,145	(1,955)
Deferred income taxes	(29,782)	(23,867)
Recognition of rent incentive benefit	(28,251)	243,958
Stock option grant expense	30,400	15,209
Changes in operating assets and liabilities:
Trade receivables	130,726	(6,615,663)
Prepaid expenses	(46,064)	65,196
Income taxes	111,442	(434,427)
Other assets	65,478	96,196
Accounts payable	34,486	165,420
Accrued expenses	(306,125)	749,938
Accrued wages and other compensation	(76,470)	211,747
Deferred revenue	(565,813)	5,285,728

Cash (used in) / provided by operating activities	(237,948)	1,204,007

Cash flows used in investing activities:
Additions to property, equipment, and software	(270,613)	(435,378)

Cash used in investing activities	(270,613)	(435,378)

Cash flows (used in) / provided by financing activities:
Payment on note payable	(14,045)	(13,262)
Exercise Stock Option	20,947	—
Payment on note from shareholders	—	(705,366)

Cash (used in) / provided by financing activities	6,902	(718,628)

Effect of foreign currency exchange rates on cash and cash equivalents	(108,771)	877

Increase / (decrease) in cash and cash equivalents	(610,430)	50,878

Cash and cash equivalents, beginning of period	5,278,476	1,271,514

Cash and cash equivalents, end of period	$4,668,046	$1,322,392

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

Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $237,282 and $182,277 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid income taxes of approximately $19,000 and $498,200 during the three months ended March 31, 2015 and 2014, respectively, for taxes on prior year income in the United States and United Kingdom.

NOTE 3: Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and other accruals approximate their fair values because of their nature and expected duration.

NOTE 4: Debt Obligations and Liquidity

The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations. If the Company is unable to generate adequate cash from operations, the Company may seek funds from Fairford or other lenders.

NOTE 5: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 Revenue from Contracts with Customers a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This guidance provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This new standard is effective beginning in fiscal year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method therefore management is evaluating the effect that this new guidance will have on the Company’s consolidated financial statements and related disclosures. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

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

	For the Three Months Ended March 31,
	2015	2014

Net income	$9,988	$979,862

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,250,524	29,212,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	2,359,741	1,444,417

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	31,610,265	30,656,438

Basic:
Net income per share	$0.00	$0.03

Weighted average common shares outstanding	29,250,524	29,212,021

Diluted:
Net income per share	$0.00	$0.03

Weighted average common and common equivalent shares outstanding	31,610,265	30,656,438

Note 7: Stock Based Compensation

The Company’s Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”) provided for the issuance of incentive and nonqualified stock options to purchase, and restricted stock grants of, shares of the Company’s Class A common stock. Individuals eligible for participation in the Plan includes designated officers and other employees (including employees who also serve as directors), non-employee directors, independent contractors and consultants who perform services for the Company. The terms of each grant under the Plan were determined by the board of directors, or a committee of the board administering the Plan, in accordance with the terms of the Plan. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options granted under the Plan typically become exercisable over a one to five year period. Generally, the options have various vesting periods, which include immediate and term vesting periods.

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of March 31, 2015, there were 2,848,989 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

On April 1, 2014, “Board”, adopted Amendment No. 1 (the “Amendment”) to the CTI Group (Holdings) Inc. Stock Incentive Plan. The Amendment amended the Stock Incentive Plan to, among other things, permit the Compensation Committee of the Board, as administrator of the Stock Incentive Plan, to issue restricted stock units (each an “RSU”) to certain eligible participants under the Stock Incentive Plan. An RSU represents a contingent right to receive shares of Class A common stock, cash and/or other property. Pursuant to the Amendment, the Compensation Committee of the Board may, in its sole discretion, determine (i) the participants, under the Stock Incentive Plan, who will receive RSUs, and (ii) the number of shares of the Company’s Class A common stock and/or the amount of cash or other property underlying each RSU. Further, each RSU will be subject to such terms and conditions consistent with the Stock Incentive Plan as are determined by the Compensation Committee of the Board and as set forth in the award agreement relating to such RSU. The Amendment also amended the Stock Incentive Plan to permit the Compensation Committee of the Board to grant awards under the Stock Incentive Plan in substitution for stock and stock-based awards of another entity (an “Acquired Entity”) held by such Acquired Entity’s former employees if such individuals become employees of the Company as a result of the Company’s merger or consolidation with or acquisition of the Acquired Entity.

At March 31, 2015, there were options to purchase 3,057,171 shares of Class A common stock. There were exercisable options to purchase an aggregate of 2,828,838 shares of Class A common stock under the Plan and Stock Incentive Plan as of March 31, 2015.

At March 31, 2015, there were outstanding RSUs representing the right to receive up to 974,119 shares of Class A common stock at a future date.

Information with respect to options and RSUs was as follows:

	Options & RSU Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Outstanding, January 1, 2015	5,811,746	$0.00 - $0.40	$0.21
Granted	—	—	—
Exercised	(165,305)	$0.09 - $0.25	$0.127
Expired	(1,615,151)	$0.00 - $0.40	$0.318

Outstanding, March 31, 2015	4,031,290	$0.08 - $0.39	$0.174

The future compensation costs related to non-vested options and RSUs at March 31, 2015 is $50,075. The future costs will be recognized over the weighted average period of approximately 1.25 years.

The following table summarizes options exercisable at March 31, 2015:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
March 31, 2015	2,828,838	$0.08 - $0.39	$0.174	$1,175,138	3.22 years

The following table summarizes non-vested options and RSUs:

Option/RSU Shares
January 1, 2015	1,376,832
Granted	—
Expired	(174,380)
Vested	—

March 31, 2015	1,202,452

The fair value of each RSU or option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table:

2014
Risk-free interest rate	0.50%
Dividend yield	0.00%
Volatility factor	91.00%
Expected lives	5 years

The fair value of each option and RSU award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula). Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

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

Pursuant to the Original Warrant, Fairford Scandinavia is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Scandinavia is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Scandinavia sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 ($0.39) per share. As of March 31, 2015, Fairford beneficially owned 62.7% of the Company’s outstanding Class A common stock and Fairford Scandinavia owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Scandinavia and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Scandinavia. The Original Warrant and Additional Warrant vested immediately upon grant.

Included within selling, general and administrative expense for the three months ended March 31, 2015 and March 31, 2014 was $30,400 and $15,209, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

NOTE 8: Indemnification to Customers

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard provisions including the Company’s right to replace the infringing product. As of March 31, 2015, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

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

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of March 31, 2015, the Company’s valuation allowance related only to net deferred tax assets in the United States. The Company does not consider earnings related to non U.S. subsidiaries to be permanently reinvested.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.

As of March 31, 2015 and March 31, 2014, the Company had $149,085 and $151,604 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of March 31, 2015.

For the three months ended March 31, 2015 and March 31, 2014, the Company had $99,175 and $42,043, respectively, of income tax expense. The income tax expense was primarily related to the United Kingdom operations. The difference between the statutory rate and the actual rate is primarily due to the valuation allowance related to the net deferred tax assets in the United States.

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

The accounting policies for segment reporting are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2015 and 2014 is shown in the following tables.

	For Three Months Ended March 31, 2015
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,177,206	$1,922,118	—	4,099,324
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,750,117	1,282,876	—	3,032,993
Depreciation and amortization	240,172	190,720	—	430,892
Income (loss) from operations	417,462	122,171	(429,742)	109,891
Long-lived assets	3,911,175	1,427,020	37,747	5,375,942

	For Three Months Ended March 31, 2014
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,376,375	$1,569,094	$—	$3,945,469
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,958,052	957,474	—	2,915,526
Depreciation and amortization	328,470	135,595	2,600	466,665
Income (loss) from operations	291,951	(118,358)	(476,568)	(302,975)
Long-lived assets	4,823,486	1,294,380	22,443	6,140,309

The following table presents net revenues by geographic location.

	For Three Months Ended March 31, 2015
	United States	United Kingdom	Consolidated
Revenues	$1,067,082	$3,032,242	$4,099,324

Gross profit (Revenues less cost of products, excluding depreciation and amortization)	698,167	2,334,826	3,032,993
Depreciation and amortization	183,887	247,005	430,892
Income (loss) from operations	(623,760)	733,651	109,891
Long-lived assets	4,543,700	832,242	5,375,942

	For Three Months Ended March 31, 2014
	United States	United Kingdom	Consolidated
Revenues	$1,143,527	$2,801,942	$3,945,469
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	801,812	2,113,714	2,915,526
Depreciation and amortization	132,844	333,821	466,665

Income (loss) from operations	(469,191)	166,216	(302,975)
Long-lived assets	5,081,769	1,058,540	6,140,309

NOTE 12: Subsequent Events

On April 1, 2015, the Board adopted the CTI Group (Holdings) Inc. 2015 Stock Incentive Plan (the “2015 Stock Incentive Plan”).

The 2015 Stock Incentive Plan is administered by the Compensation Committee of the Board. Under the 2015 Stock Incentive Plan, the Compensation Committee is authorized to grant awards to non-employee directors, executive officers and other employees of, and consultants and advisors to, the Company or any of its subsidiaries and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. In addition, the Compensation Committee has the power to interpret the 2015 Stock Incentive Plan and to adopt such rules and regulations as it considers necessary or appropriate for purposes of administering the 2015 Stock Incentive Plan.

The following types of awards or any combination of awards may be granted under the 2015 Stock Incentive Plan: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock grants, (iv) performance awards, and (v) RSUs.

The maximum number of shares of Class A common stock with respect to which awards may be granted to any individual participant under the 2015 Stock Incentive Plan during each of the Company’s fiscal years will not exceed 1,500,000 shares of Class A common stock, subject to certain adjustments described in the 2015 Stock Incentive Plan.

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the 2015 Stock Incentive Plan is 5,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. If any outstanding award is cancelled, forfeited, settled in cash or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the 2015 Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the 2015 Stock Incentive Plan. No stock option granted under the 2015 Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

The Compensation Committee of the Board, as administrator of the 2015 Stock Incentive Plan, is permitted to issue RSUs to certain eligible participants under the 2015 Stock Incentive Plan. The Compensation Committee of the Board may, in its sole discretion, determine (i) the participants under the 2015 Stock Incentive Plan who will receive RSUs, and (ii) the number of shares of the Company’s Class A common stock and/or the amount of cash or other property underlying each RSU. Further, each RSU will be subject to such terms and conditions consistent with the 2015 Stock Incentive Plan as are determined by the Compensation Committee of the Board and as set forth in the award agreement relating to such RSU. The Compensation Committee of the Board is also permitted to grant awards under the 2015 Stock Incentive Plan in substitution for stock and stock-based awards of an Acquired Entity held by such Acquired Entity’s former employees if such individuals become employees of the Company as a result of the Company’s merger or consolidation with or acquisition of the Acquired Entity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is comprised of two business segments: EIM and CAMRA. EIM designs, develops and provides electronic invoice presentment and analysis software that enables internet-based customer self-care for wireline, wireless and convergent providers of telecommunications services. EIM software and services are used primarily by telecommunications services providers to enhance their customer relationships while reducing the providers operational expenses related to paper-based invoice delivery and customer support relating to billing inquiries. CAMRA designs, develops and provides software and services used by enterprise, governmental, institutional end users and managed and hosted customers of service providers to manage their telecommunications service and equipment usage and to analyze voice, video, screen and data usage, record and monitor communications and perform administrative and back office functions such as cost allocation or client bill back. These applications are commonly available in the market as enterprise-grade products. Customers typically purchase the CAMRA products when upgrading or acquiring a new enterprise communications platform.

The Company generates its revenues and cash from several sources: software sales, license fees, processing fees, implementation fees, software support and maintenance fees and training and consulting services.

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

The Company reported revenue in the EIM segment of $2.2 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. For the CAMRA segment, the Company recorded revenues of $1.9 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

The Company’s CAMRA applications will help eliminate customer resistance to conversion to next generation platforms, while creating new revenue opportunities for service providers through the delivery of compelling value added services. The Company’s call recording product SmartRecord® enables service providers to selectively intercept communications on behalf of their hosted and managed service customers. This application also enables managed and hosted service customers of service providers to analyze voice, video, screen and data usage, record and monitor communications, and perform administration and back office functions such as quality assurance and voice-of-customer analytics.

The Company call accounting product Proteus® provides firms with a premise-based application that imports call detail records form many enterprise-class telephone systems and financial trading voice platforms. The information is used by firms to perform cost allocation, client bill back, telephony cost analysis, telephone network optimization, telephone fraud detection, key performance indicator analysis and trader voice analysis. These applications are released as enterprise-grade products. The Company typically sells the CAMRA offerings when customers are upgrading or acquiring a new enterprise communications platform.

The Company has taken the business benefits of these enterprise-grade applications and has delivered provider-grade managed and hosted service applications, enabling service providers to create a new recurring revenue stream.

Financial Condition

In the three months ended March 31, 2015, the stockholders’ equity increased $33,527 from $6,661,477 as of December 31, 2014 to $6,695,004 as of March 31, 2015 primarily as a result of options exercised. The Company realized a decrease in working capital (current assets, less current liabilities) of $478,114 which was primarily attributable to an decrease in cash due to advanced payments on a large invoice in the EIM segment generated in the first quarter of 2014.

At March 31, 2015, cash and cash equivalents were $4,668,046 compared to $5,278,476 at December 31, 2014, and such decrease was primarily attributable to a decrease in deferred revenue due to recognition of revenue earned on the advance payment received in the quarter ended March 31, 2014. The decrease in net income is primarily attributable to the patent settlement with net proceeds of $1,344,749 recognized in other income for the three months ended March 31, 2014 and no additional settlements in the three months ended March 31, 2015. The cash used in investing activities for the three months ended March 31, 2015 of $270,613 related to additions to property, equipment and software. The cash provided by financing activities for the three months ended March 31, 2015 of $6,902 was due primarily to exercising of stock options. The Company generates approximately 73.9% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has weakened by 4.7% in relation to the United States dollar during the three month period ended March 31, 2015.

Results of Operations (Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014)

Revenues

Revenues from operations for the three months ended March 31, 2015 increased $153,855 or 3.8%, to $4,099,324 as compared to $3,945,469 for the three months ended March 31, 2014. Overall revenues increased primarily as a result of increased sales in the CAMRA segment of $353,024 which represented a 22.5% increase over the prior comparable period. Revenues derived from the United Kingdom operations represented 73.9% and 71.0% of total revenues for the three months ended March 31, 2015 and 2014, respectively. The strengthening of the U.S. Dollar contributed to a revenue decline in the UK revenue. The increase in the percentage of total revenues attributable to United Kingdom operations was primarily related to the increase experienced in the EIM segment in the UK. The United States revenues decreased by $76,445, or 6.7%, to $1,067,082 for the three months ended March 31, 2015 compared to $1,143,527 for the three months ended March 31, 2014. Such decrease was primarily related to a decrease in revenue in the EIM segment sales in the United States. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 22.0% of total revenues for the three months ended March 31, 2015 and 20.0% for the three months ended March 31, 2014.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended March 31, 2015, increased $36,388, or 3.5%, to $1,066,331, as compared to $1,029,943 for the three months ended March 31, 2014. The increase was primarily related to costs associated with the increase in revenue. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment increased $27,622, or 4.5%, to $639,242 for the three months ended March 31, 2015 from $611,620 for the three months ended March 31, 2014. The increase was due to an increase in revenue in the United States CAMRA segment of 22.5% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The costs of products and services, excluding depreciation and amortization, related to the EIM segment increased by $8,766, or 2.0%, to $427,089 for the three months ended March 31, 2015 compared to $418,323 for the three months ended March 31, 2014 due to an increase in UK revenue of 6.0%. The cost of products and services, excluding depreciation and amortization, was 26.0% of revenue for the three months ended March 31, 2015, as compared to 26.1% of revenue for the three months ended March 31, 2014.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended March 31, 2015 decreased $100,644, or 5.2%, to $1,829,347 compared to $1,929,991 for the three months ended March 31, 2014. The decrease was primarily due to a reduction in general and administrative compensation expense. Selling, general and administrative costs related to the CAMRA segment increased by $6,864 to $679,428 for the three months ended March 31, 2015 compared to $672,564 for the three months ended March 31, 2014. Selling, general and administrative costs related to the EIM segment decreased by $59,283 to $724,176 for the three months ended March 31, 2015 compared to $783,459 for the three months ended March 31, 2014. Selling, general and administrative costs related to the corporate allocation decreased by $48,225 to $425,743 for the three months ended March 31, 2015 compared to $473,968 for the three months ended March 31, 2014 which was primarily due to a reduction in administrative salary expense.

Research and Development Expense

Research and development expense for the three months ended March 31, 2015 decreased $158,982, or 19.3%, to $662,863 as compared to $821,845 for the three months ended March 31, 2014. Research and development costs related to the CAMRA segment increased $27,611 to $295,284 for the three months ended March 31, 2015 compared to $267,673 for the three months ended March 31, 2014. Research and development expense related to the EIM segment decreased $186,593 to $367,579 for the three months ended March 31, 2015 compared to $554,172 for the three months ended March 31, 2014. Research and development costs for software with established technological feasibility that were capitalized during the three months ended March 31, 2015 and March 31, 2014 amounted to $224,107 and $237,156, respectively. Research and development costs allocated to cost of goods sold during the three months ended March 31, 2015 and March 31, 2014 amounted to $57,402 and $131,706, respectively. The decreases were primarily due to a decrease in headcount in research and development.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2015 decreased $35,773 to $430,892 from $466,665 in the three months ended March 31, 2014. The decrease was due primarily to a reduction in amortization of intangibles.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $237,282 and $182,277 for the three months ended March 31, 2015 and 2014, respectively. The increase is due to software releases made available for sale after the first quarter of 2014.

Other Income and Expense

The Company realized interest expense of $728 for the three months ended March 31, 2015 compared to interest expense of $19,869 for the three months ended March 31, 2014. The decrease in interest income from expense was primarily due to the Company paying off debt during 2014.

The Company realized other income of $1,344,749 for the three months ended March 31, 2014. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251.

Taxes

The tax expense for the three months ended March 31, 2015 increased $57,132 to $99,175 as compared to an expense of $42,043 for the three months ended March 31, 2014. The tax expense for the three months ended March 31, 2015 and March 31, 2014 was due to the pre-tax income in the United Kingdom of $732,923 and $165,110, respectively. The effective tax rates for the three months ended March 31, 2015 and March 31, 2014 for the United Kingdom were 13.5% and 19.4%, respectively. The lower effective tax rate in 2015 was due to an increase in capital allowances consisting primarily of expenditures for capital and research and development.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of March 31, 2015, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized net income for the three months ended March 31, 2015 of $9,988 compared to net income of $979,862 for the three months ended March 31, 2014. The decrease in net income was primarily associated with the other income of $1,344,749 for the three months ended March 31, 2014 related to a patent enforcement settlement.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents in the past usually have been adequate to meet the Company’s business objectives. Cash and cash equivalents decreased $610,430 to $4,668,046 as of March 31, 2015 compared to $5,278,476 as of December 31, 2014. The decrease in cash and cash equivalents, during the three months ended March 31, 2015 was predominately related to an advanced payment on a large invoice in the EIM segment in 2014 and the reduction in deferred revenue as the revenue for the advanced payment is recognized. Cash used by operations of $237,948 was primarily related to recognition of deferred revenue from an advanced payment received in 2014. Cash used in investing activities for the three months ended March 31, 2015 of $270,613 was primarily related to capitalization of internally developed software of $224,017 and the purchase of equipment. The cash provided by financing activities for the three months ended March 31, 2015 of $6,902 related to the exercising of stock options. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $(108,771).

Cash is generated from (or utilized in) the income / (loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income from operations for the three months ended March 31, 2015 of 417,462 and $122,171, respectively. The Corporate Allocation expense was $(429,742) for the three months ended March 31, 2015. The United States location generated a loss from operations for the three months ended March 31, 2015 of $(623,760), which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same period of $733,651.

The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations of the Company’s EIM segment and if necessary from the cash balance at March 31, 2015. As of March 31, 2015, the Company did not and, as of the date of this Form 10-Q, does not have an operating line credit facility in place.

As previously disclosed, in October 2013, in order to supplement the Company’s liquidity, Fairford, Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations. However, if the Company is unable to generate adequate cash from operations, the Company may, as it has done in the past, seek funds from Fairford or other related-party lenders. There can be no assurance that the Company will be successful in such efforts.

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

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For the description of other critical accounting policies used by the Company, see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of March 31, 2015, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations. The Company does not consider earnings related to non-U.S. subsidiaries to be permanently reinvested.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2015.

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

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. No impairment was identified in 2014. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3-15 years. Intangible assets consist of purchased technology, trademarks and trade names, and customer lists.

The Company has allocated goodwill and a significant component of its intangible assets to CTI Billing Solutions Limited, as that entity is considered a separate reporting unit. The Company performed its last annual impairment analysis on goodwill as of October 1, 2014, to coincide with the calendar date set in past years for this analysis. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The results of this analysis indicated that there was no impairment as of the date of our annual impairment determination and that further impairment analysis was not required.

The Company recognizes that the market for our stock can be below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock, a significant portion of the Company’s Class A common stock (approximately 63%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations.

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

Included within selling, general and administrative expense for the three months ended March 31, 2015 and March 31, 2014 was $30,400 and $15,209, respectively, of stock-based compensation. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $60,909, $59,050, and $20,331 for the fiscal years ending December 31, 2015, 2016 and 2017, respectively, of compensation costs for non-vested stock options previously granted to employees.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 Revenue from Contracts with Customers a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This guidance provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This new standard is effective for management beginning in fiscal year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of March 31, 2015, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

Exhibit 101- The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2015 and 2013, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: May 14, 2015
Chief Executive Officer
(Principal Executive Officer)

/s/ Nathan Habegger
Nathan Habegger	Date: May 14, 2015
Chief Financial Officer
(Principal Financial Officer)