Form 10-Q
period 2015-06-30
CTI GROUP HOLDINGS INC
filed 2015-08-14
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2015, the number of shares of Class A common stock, par value $.01 per share, outstanding was 29,863,011.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein, including, but not limited to: economic conditions, risks associated with conducting business outside the United States, ability to obtain a loan facility or receive additional advances from Fairford Holdings Limited, a British Virgin Islands Company, who, as of August 1, 2015, owned beneficially 65.1% of the Company’s Class A common stock, if needed, incurring additional losses, impact of accounting pronouncements, recording additional impairments, ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, effects of the recent U.S. recession and unstable global economy, ability to attract and retain customers to purchase its products, ability to develop or launch new software products, technological advances by third parties and competition, and ability to protect the Company’s patented technology. You should not place any undue reliance on any forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions or circumstances or assumptions underlying such statements, or otherwise.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$4,330,917	$5,278,476
Trade accounts receivable, less allowance for doubtful accounts of $72,434 and $66,706, respectively	3,117,396	3,577,866
Prepaid expenses	276,939	368,965
Other current assets	127,564	243,861

Total current assets	7,852,816	9,469,168

Property, equipment, and software, net	2,290,352	2,280,493
Intangible assets, net	231,988	470,566
Deferred tax asset	14,878	—
Goodwill	2,769,589	2,769,589

Other assets Legal settlements	6,309	29,218

Total assets	$13,165,932	$15,019,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$222,735	$244,335
Accrued expenses	1,061,577	1,227,101
Accrued wages and other compensation	503,106	633,761
Income tax payable	754,484	635,980
Deferred tax liability	188,717	191,731
Deferred revenue	3,625,730	4,250,433
Notes payable	59,353	57,522

Total current liabilities	6,415,702	7,240,863

Lease incentive – long term	171,182	241,276
Deferred revenue – long term	202,651	799,559
Deferred tax liability – long term	—	45,721
Note payable – long term	—	30,138

Total liabilities	6,789,535	8,357,557

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,863,011 and 29,388,937 issued at June 30, 2015 and at December 31, 2014, respectively	298,630	293,889
Additional paid-in capital	26,390,270	26,339,410
Accumulated deficit	(20,594,306)	(20,203,616)
Accumulated other comprehensive income	473,946	423,937
Treasury stock, 140,250 shares Class A common stock at June 30, 2015 and December 31, 2014 at cost	(192,143)	(192,143)

Total stockholders’ equity	6,376,397	6,661,477

Total liabilities and stockholders’ equity	$13,165,932	$15,019,034

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Six months ended June 30,
	2015	2014

Revenues:
Software sales, service fee and license fee revenue	$7,793,896	$8,029,538

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	2,108,090	2,067,948
Selling, general and administration	3,805,461	3,857,440
Research and development	1,367,482	1,691,862
Depreciation and amortization Legal settlements	838,042	928,667

Total costs and expenses	8,119,075	8,545,917

Loss from operations	(325,179)	(516,379)

Other (income) / expense
Interest expense	3,003	25,473
Other expense / (income)	202	(1,344,749)

Total other (income) / expense	3,205	(1,319,276)

Income / (loss) before income taxes	(328,384)	802,897

Tax expense	62,306	112,940

Net income / (loss)	(390,690)	689,957

Other comprehensive income / (loss)
Foreign currency translation adjustment	50,008	(7,344)

Comprehensive income / (loss)	$(340,682)	$682,613

Basic net income / (loss) per common share	$(0.01)	$0.02

Diluted net income / (loss) per common share	$(0.01)	$0.02

Basic weighted average common shares outstanding	29,412,425	29,212,021
Diluted weighted average common shares outstanding	29,412,425	31,674,711

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,
	2015	2014

Revenues:
Software sales, service fee and license fee revenue	$3,694,572	$4,084,069

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	1,041,759	1,038,005
Selling, general and administration	1,976,114	1,927,449
Research and development	704,619	870,017
Depreciation and amortization Legal settlements	407,150	462,002

Total costs and expenses	4,129,642	4,297,473

Loss from operations	(435,070)	(213,404)

Other expense
Interest expense	2,477	5,604

Total other / expense	2,477	5,604

Loss before income taxes	(437,547)	(219,008)

Tax expense (benefit)	(36,869)	70,897

Net loss	(400,678)	(289,905)

Other comprehensive income / (loss)
Foreign currency translation adjustment	77,816	(6,048)

Comprehensive loss	$(322,862)	(295,953)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	29,573,466	29,212,021

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income / (loss)	$(390,690)	$689,957
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	838,042	928,667
Provision for doubtful accounts	2,781	24,401
Deferred income taxes	(63,081)	(62,147)
Recognition of rent incentive benefit	(35,408)	310,415
Stock compensation expense	133,100	79,966
Loss on disposal	202	—
Changes in operating assets and liabilities:
Trade receivables	464,012	(540,494)
Prepaid expenses	94,714	34,813
Income taxes	107,678	(371,773)
Other assets	138,552	114,370
Accounts payable	(24,183)	(20,554)
Accrued expenses	(253,892)	(173,706)
Accrued wages and other compensation	(176,121)	264,708
Deferred revenue	(1,204,553)	4,962,763

Cash (used in) / provided by operating activities	(368,847)	6,241,386

Cash flows used in investing activities:
Additions to property, equipment, and software	(606,042)	(868,528)

Cash used in investing activities	(606,042)	(868,528)

Cash flows (used in) / provided by financing activities:
Exercise of stock options	20,947	—
Payment on note payable	(28,307)	(26,593)
Payment on note from shareholders	—	(1,400,000)

Cash used in financing activities	(7,360)	(1,426,593)

Effect of foreign currency exchange rates on cash and cash equivalents	34,690	120,215

Increase / (decrease) in cash and cash equivalents	(947,559)	4,066,480

Cash and cash equivalents, beginning of period	5,278,476	1,271,514

Cash and cash equivalents, end of period	$4,330,917	$5,337,994

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

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $478,768 and $377,732 for the six months ended June 30, 2015 and 2014, respectively. Amortization expense of developed software amounted to $241,139 and $195,455 for the three months ended June 30, 2015 and 2014, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid $0 and $41,415 for current year income tax estimates for the six months ended June 30, 2015 and 2014, respectively, for taxable income in the United Kingdom. The Company paid income taxes of approximately $19,000 and $498,200 during the six months ended June 30, 2015 and 2014, respectively, for taxes on prior year income in the United Kingdom.

NOTE 3: Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and other accruals approximate their fair values because of their nature and expected duration.

NOTE 4: Debt Obligations and Liquidity

In October 2013, in order to supplement the Company’s liquidity, Fairford Holdings Limited (“Fairford”), Michael Reinarts and John Birbeck (collectively, Fairford and Messrs. Reinarts and Birbeck, the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advancement, the Company issued to the Lenders a promissory note, with the amount advanced bearing interest at 6.5% per annum. On April 17, 2014, the Company paid off the promissory note.

The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations. If the Company is unable to generate adequate cash from operations, the Company may seek funds from Fairford or any one of the other Lenders.

NOTE 5: New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2009-14”), which supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for the Company in first quarter of fiscal 2018, with early adoption to fiscal year 2017 permitted. The standard allows entities to apply either of two adoption methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income / (loss)	$(400,678)	$(289,905)	$(390,690)	$689,957

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,573,466	29,212,021	29,412,425	29,212,021
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	—	2,462,690

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,573,466	29,212,021	29,412,425	31,674,711

Basic:
Net income / (loss) per share	$(0.01)	$(0.01)	$(0.01)	$0.02

Weighted average common shares outstanding	29,573,466	29,212,021	29,412,425	29,212,021

Diluted:
Net income / (loss) per share	$(0.01)	$(0.01)	$(0.01)	$0.02

Weighted average common and common equivalent shares outstanding	29,573,466	29,212,021	29,412,425	31,674,711

For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

Note 7: Stock Based Compensation

The Company’s Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”) provided for the issuance of incentive and nonqualified stock options to purchase, and restricted stock grants of, shares of the Company’s Class A common stock. Individuals eligible for participation in the Plan included designated officers and other employees (including employees who also serve as directors), non-employee directors, independent contractors and consultants who perform services for the Company. The terms of each grant under the Plan were determined by the board of directors of the Company (the “Board”), or a committee of the board administering the Plan, in accordance with the terms of the Plan. Outstanding stock options become immediately exercisable upon a change of control of the Company as in accordance with the terms of the Plan. Stock options granted under the Plan typically become exercisable over a one to five year period. Generally, the options have various vesting periods, which include immediate and term vesting periods.

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

The Stock Incentive Plan is administered by the Compensation Committee of the Board, (the “Compensation Committee”). Under the Stock Incentive Plan, the Compensation Committee is authorized to grant awards to non-employee directors, executive officers and other employees of, and consultants and advisors to, the Company or any of its subsidiaries and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. In addition, the Compensation Committee has the power to interpret the Stock Incentive Plan and to adopt such rules and regulations as it considers necessary or appropriate for purposes of administering the Stock Incentive Plan.

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of June 30, 2015, there were 415,725 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

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

Through March 31, 2015, the Company treated all RSUs as equity awards as it was the Company’s intent to redeem these awards via transfer of stock. On April 20, 2015, the Board of Directors consented to allow RSUs that had vested at April 1, 2015 to be redeemed for their cash or stock value. As a result of this decision, the remaining RSUs outstanding were deemed tainted, and were modified to be treated as liability awards. The Company now records a liability for restrictive stock units and remeasures the liability on each reporting date and the associated compensation cost is adjusted to reflect the remeasurement of the fair value at the reporting date.

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

On April 20, 2015, the Board of Directors consented to allow RSUs that had vested at April 1, 2015 to be redeemed for their cash or stock value. As a result of this decision, the remaining RSUs outstanding were deemed tainted, and were modified to be treated as liability awards. The Company now records a liability for restrictive stock units and remeasures the liability on each reporting date and the associated compensation cost is adjusted to reflect the remeasurement of the fair value at the reporting date. There were 165,305 shares exercised and 308,869 RSU’s vested for the six months ended June 30, 2015. In addition, there were 85,243 shares or $44,584 redeemed for cash and accounted for as a reduction in stockholders equity. The stock option expense for the period ended June 30, 20915 was $133,100.

As of June 30, 2015, no awards had been issued under the 2015 Stock Incentive Plan.

At June 30, 2015, there were options to purchase 3,057,171 shares of Class A common stock. There were exercisable options to purchase an aggregate of 2,957,171 shares of Class A common stock under the Plan, Stock Incentive Plan and 2015 Stock Incentive Plan as of June 30, 2015.

At June 30, 2015, there were RSUs outstanding representing the right, subject to satisfaction of vesting conditions, to receive an aggregate of 3,098,614 shares of Class A common stock (or their value in cash) at a future date without payment of a purchase price.

Information with respect to options was as follows:

	Options & RSU Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2015	5,811,746	$ 0.00 - $ 0.40	$0.21
Granted	2,519,507	$ 0.00 - $ 0.52	$0.00
Exercised	(474,074)	$ 0.09 - $ 0.52	$0.383
Expired	(1,701,394)	$ 0.00 - $ 0.52	$0.374

Outstanding, June 30, 2015	6,155,785	$ 0.00 - $ 0.52	$0.243

The future compensation costs related to non-vested options at June 30, 2015 is $619,418. The Company now records a liability for restrictive stock units (RSU’s) and remeasures the liability on each reporting date and the associated compensation cost is adjusted to reflect the remeasurement of the fair value at the reporting date.

The future compensation cost of the RSU’s valued at June 30, 2015 will be $929,584. The future costs will be recognized over the weighted average period of approximately 2.75 years

The following table summarizes options exercisable at June 30, 2015:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
June 30, 2015	2,957,171	$ 0.08-$ 0.52	$0.243	$694,635	4.64 years

The following table summarized non vested options and RSU’s:

Option/RSU Shares
Unvested outstanding, January 1, 2015	1,376,832
Granted	2,519,507
Expired	(260,623)
Vested	(437,102)

Unvested outstanding, June 30, 2015	3,198,614

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table:

2014
Risk-free interest rate	0.50%
Dividend yield	0.00%
Volatility factor	91.00%
Expected lives	5 years

RSU’s value is the value of the Company’s stock on the reporting date and expense is recognized on a straight line basis taking into account an estimated forfeiture.

For the three and six months ended June 30, 2015 and the three months ended June 30, 2014, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

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

On February 16, 2007, the Company and Fairford Holdings Europe AB, formerly known as Fairford Holdings Scandinavia AB (“Fairford Europe”), a wholly-owned subsidiary of Fairford, entered into the Securities Purchase Agreement (the “Agreement”), dated February 16, 2007. Pursuant to the Agreement, on February 16, 2007, the Company issued to Fairford Europe a Class A common stock Purchase Warrant (the “Original Warrant”) to purchase shares of Class A common stock of the Company in consideration for securing the issuance of a $2.6 million letter of credit (the “Letter of Credit”) from SEB Bank to National City Bank. Due to National City Bank’s receipt of the Letter of Credit, the Company was able to obtain the loan at a favorable cash-backed interest rate. Effective April 14, 2008, the Company entered into a new Securities Purchase Agreement with Fairford Europe and issued an additional warrant to Fairford Europe purchase shares of Class A common stock based on the interest rate savings (the “Additional Warrant”).

Pursuant to the Original Warrant, Fairford Europe is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Europe is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Europe sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 $(0.39) per share. As of June 30, 2015, Fairford beneficially owned 65.1% of the Company’s outstanding Class A common stock and Fairford Europe owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Europe and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Europe. The Original Warrant and Additional Warrant vested immediately upon grant.

Selling, general and administrative expense, includes stock based compensation $102,700 and $64,757 for the three months ended June 30, 2015 and June 30, 2014, respectively. Selling, general and administrative expense includes stock based compensation of $133,100 and $79,966, for the six months ended June 30, 2015 and June 30, 2014, respectively. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

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

As of June 30, 2015, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of any such pending claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company realized other income of $0 and $1,344,749 for the three and six months ended June 30, 2014, respectively. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251. The Company did not have any corresponding settlement in the period ended June 30, 2015.

On June 1, 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Manfred Hanuschek, which amended and restated a prior agreement with Mr. Hanuschek. The terms of the Employment Agreement include, but are not limited to, compensation, non-competition, severance and change in control clauses. As of June 30, 2015 all relevant amounts have been accrued for under the Employment Agreement.

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of June 30, 2015, the Company’s valuation allowance related only to net deferred tax assets in the United States. The Company does not expect earnings related to non-U.S. subsidiaries to be permanently reinvested. The impact of adoption of this policy has not had a material impact on the Company’s results of operations, financial position or cash flows.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of June 30, 2015 and June 30, 2014, the Company had $162,735 and $159,827 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of June 30, 2015.

For the six months ended June 30, 2015 and June 30, 2014, the Company had $62,306 and $112,940, respectively, of income tax expense and for the three months ended June 30, 2015 and June 30, 2014, the Company had $(36,869) and $70,897 of income tax benefit and expense, respectively. The income tax benefit and expense were primarily related to the United Kingdom operations. The difference between the statutory rate and the actual rate is primarily due to the valuation allowance related to the net deferred tax assets in the United States. The lower actual rate in the United Kingdom for the three months ended June 30, 2015 is a result of increased capital allowances and research and development credits that are permanent differences.

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

Summarized financial information concerning the Company’s reportable segments for the six and three months ended June 30, 2015 and 2014 is shown in the following tables.

	For Six Months Ended June 30, 2015
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$4,234,692	$3,559,204	$—	$7,793,896
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	3,409,458	2,276,348	—	5,685,806
Depreciation and amortization	477,689	352,167	8,186	838,042
Income (loss) from operations	771,741	(146,781)	(950,139)	(325,179)
Long-lived assets	3,763,950	1,462,977	86,189	5,313,116

	For Six Months Ended June 30, 2014
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$4,834,524	$3,195,014	$—	$8,029,538
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	3,973,297	1,988,293	—	5,961,590
Depreciation and amortization	643,829	279,708	5,130	928,667
Income (loss) from operations	583,352	(207,240)	(892,491)	(516,379)
Long-lived assets	4,741,108	1,350,844	19,913	6,111,865

	For Three Months Ended June 30, 2015
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,057,486	$1,637,086	$—	$3,694,572
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	1,659,341	993,472	—	2,652,813
Depreciation and amortization	237,517	165,446	4,187	407,150
Income (loss) from operations	353,551	(268,225)	(520,396)	(435,070)
Long-lived assets	3,763,950	1,462,977	86,189	5,313,116

	For Three Months Ended June 30, 2014
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,458,149	$1,625,920	$—	$4,084,069
Gross profit (loss) Revenues less cost of products, excluding depreciation and amortization	2,015,245	1,030,819	—	3,046,064
Depreciation and amortization	315,359	144,113	2,530	462,002
Income (loss) from operations	291,401	(88,882)	(415,923)	(213,404)
Long-lived assets	4,741,108	1,350,844	19,913	6,111,865

The following table presents net revenues by geographic location.

	For Six Months Ended June 30, 2015
	United States	United Kingdom	Consolidated
Revenues	$1,963,542	$5,830,354	$7,793,896
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,206,915	4,478,891	5,685,806
Depreciation and amortization	346,060	491,982	838,042
Income (loss) from operations	(1,517,406)	1,192,227	(325,179)
Long-lived assets	4,518,254	794,862	5,313,116

	For Six Months Ended June 30, 2014
	United States	United Kingdom	Consolidated
Revenues	$2,167,184	$5,862,354	$8,029,538
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,530,843	4,430,747	5,961,590
Depreciation and amortization	271,772	656,895	928,667
Income (loss) from operations	(963,105)	446,726	(516,379)
Long-lived assets	4,996,453	1,115,412	6,111,865

	For Three Months Ended June 30, 2015
	United States	United Kingdom	Consolidated
Revenues	$896,460	$2,798,112	$3,694,572

Gross profit (Revenues less cost of products, excluding depreciation and amortization)	508,748	2,144,065	2,652,813
Depreciation and amortization	162,173	244,977	407,150
Income (loss) from operations	(1,117,268)	682,198	(435,070)
Long-lived assets	4,518,254	794,862	5,313,116

	For Three Months Ended June 30, 2014
	United States	United Kingdom	Consolidated
Revenues	$1,023,657	$3,060,412	$4,084,069
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	729,031	2,317,033	3,046,064
Depreciation and amortization	138,928	323,074	462,002
Income (loss) from operations	(493,914)	280,510	(213,404)
Long-lived assets	4,996,453	1,115,412	6,111,865

NOTE 12 –Related Party Transactions

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of June 30, 2015, Fairford beneficially owned 65.1% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promised to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note. In February 2014, the Company paid the Lenders principal of $700,000 and all interest accrued to date. On April 17, 2014, the Company paid all remaining principal and accrued interest under the Note.

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

Overall revenues decreased primarily as a result of decrease in the EIM segment of $599,832 which represented a 12.4% decrease for the six month period ended June 30, 2015 over the prior comparable period. Revenues derived from the United Kingdom operations represented 74.8% of total revenues for the six months ended June 30, 2015. The increase was attributable to a decrease in US EIM revenue. The United States revenues decreased by $203,642, or 9.4%, to $1,963,542 for the six months ended June 30, 2015 compared to $2,167,184 for the six months ended June 30, 2014. Such decrease was primarily related to a decrease in revenue in the EIM segment sales in the United States due to a loss of a customer. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 24.2% and 22.1% of total revenues for the six months ended June 30, 2015 and June 30, 2014, respectively.

The Company reported revenue in the EIM segment of $4.2 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively. For the CAMRA segment, the Company recorded revenues of $3.6 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively.

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

Financial Condition

In the six months ended June 30, 2015, stockholders’ equity decreased $285,080 from $6,661,477 as of December 31, 2014 to $6,376,397 as of June 30, 2015 primarily as a result of net loss of $390,690. The Company realized a decrease in net current assets (current assets, less current liabilities) of $791,191 which was primarily attributable to a decrease in cash due to advanced payments on a large invoice in the EIM segment generated in the first quarter of 2014.

At June 30, 2015, cash and cash equivalents were $4,330,917 compared to $5,278,476 at December 31, 2014, and such decrease was primarily attributable to cash used by operating activities for the six months ended June 30, 2015 of $368,847 in conjunction with cash used in investing activities of $606,042 and cash flows used in financing activities of $7,360. The cash used in operating activities in the six months ended June 30, 2015 of $368,847 was primarily attributable to a net loss of $390,690 and a decrease in deferred revenue of $1,204,553. The decrease in deferred revenue is primarily related to a large invoice in the EIM segment that was partially realized and the net loss is primarily attributable to the loss in the US CAMRA segment. The cash used in investing activities for the six months ended June 30, 2015 of $606,042 related to additions to property, equipment and software.

The cash used in financing activities for the six months ended June 30, 2015 of $7,360 was due primarily to payment on lease and partially offset by exercising of stock options. The Company generates approximately 74.6% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has weakened by 1.0% in relation to the United States dollar during the six month period ended June 30, 2015.

Results of Operations (Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014)

Revenues

Revenues from operations for the six months ended June 30, 2015 decreased $235,642, or 2.6%, to $7,793,896 as compared to $8,029,538 for the six months ended June 30, 2014. Overall revenues decreased primarily as a result of decreased sales in the EIM segment, due to loss of a customer in the US EIM segment and a 8.7% negative foreign currency impact. Revenues derived from the United Kingdom operations represented 74.6% and 73.0% of total revenues for the six months ended June 30, 2015 and 2014, respectively. The increase in the percentage of total revenues attributable to United Kingdom operations was primarily related to decreased sales in the United States EIM segment due to a loss of a customer. The United States revenues decreased by $204,642, or 9.4%, to $1,963,542 for the six months ended June 30, 2015 compared to $2,167,184 for the six months ended June 30, 2014. Such decrease was primarily related to a decrease in revenue in the EIM segment sales in the United States partially offset by an increase in revenue in the CAMRA segment.

The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 24.2% of total revenues for the six months ended June 30, 2015 and approximately 22.1% for the six months ended June 30, 2014.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the six months ended June 30, 2015, increased $40,142, or 0.2%, to $2,108,090, as compared to $2,067,948 for the six months ended June 30, 2014. The increase was primarily related to increased research and development costs allocated to cost of goods. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment increased $75,865 or 6.3% to $1,282,586 for the six months ended June 30, 2015 from $1,206,721 for the six months ended June 30, 2014. The increase was primarily due to increase in revenue. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $35,993 or 4.2% to $825,234 for the six months ended June 30, 2015 compared to $861,227 for the six months ended June 30, 2014. The decrease is primarily related to the decrease in personnel costs due to the loss of US EIM customer. The cost of products and services, excluding depreciation and amortization, was 27.0% of revenue for the six months ended June 30, 2015, as compared to 25.8% of revenue for the six months ended June 30, 2014. The increase in percentage relates to payment of referral fees in the six months ended June 30, 2015 without any payment for the six month period ended June 30, 2014.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the six months ended June 30, 2015 decreased $51,979, or 1.3%, to $3,805,461 compared to $3,857,440 for the six months ended June 30, 2014. The decrease was primarily due to decreased in general and administrative compensation expense in the United States. Selling, general and administrative costs related to the CAMRA segment increased by $95,279 or 7.0% to $1,456,221 for the six months ended June 30, 2015 compared to $1,360,942 for the six months ended June 30, 2014. The increase in the CAMRA selling costs of $95,279 was primarily as a result of an 11.4% increase in CAMRA revenue. Selling, general and administrative costs related to the EIM segment decreased by $87,693 or 5.8% to $1,407,287 for the six months ended June 30, 2015 compared to $1,494,980 for the six months ended June 30, 2014. The decrease in Selling, general and administrative costs related to the decrease in professional fees and bad debt in the EIM segment. The corporate allocation increased by $54,591 or 6.2% to $941,952 for the six months ended June 30, 2014 compared to $887,361 for the six months ended June 30, 2014 which was primarily due professional fees.

Research and Development Expense

Research and development expense for the six months ended June 30, 2015 decreased $324,380 or 19.2%, to $1,367,482 as compared to $1,691,862 for the six months ended June 30, 2014. This is primarily due to a decrease in personnel costs with reallocation of job responsibilities in the UK. Research and development costs related to the CAMRA segment increased $59,858 to $614,741 for the six months ended June 30, 2014 compared to $554,883 for the six months ended June 30, 2014. Research and development expense related to the EIM segment decreased $383,938 to $752,741 for the six months ended June 30, 2015 compared to $1,136,679 for the six months ended June 30, 2014. Research and development costs that were capitalized during the six months ended June 30, 2015 and June 30, 2014 amounted to $520,681 and $537,596, respectively. Research and development costs allocated to cost of goods sold during the six months ended June 30, 2015 and June 30, 2014 amounted to $250,017 and $215,142, respectively.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2015 decreased $90,625 or 9.8% to $838,042 from $928,667 in the six months ended June 30, 2014. This decrease is primarily related to reduction of amortization of intangible assets.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $478,768 and $377,732 for the six months ended June 30, 2015 and 2014, respectively.

Other Income and Expense

The Company realized interest expense of $3,003 for the six months ended June 30, 2015 compared to interest expense of $25,473 for the six months ended June 30, 2014. The decrease in interest expense was primarily due to the Company’s pay off of debt during 2014.

The Company realized other income of $1,344,749 for the six months ended June 30, 2014. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251.

Taxes

The tax expense for the six months ended June 30, 2015 decreased $50,634 or 44.8%, to $62,306 as compared to $112,940 for the six months ended June 30, 2014. The tax expense for the six months ended June 30, 2015 and June 30, 2014, decreased compared to prior period due an increase in capital allowances consisting primarily of expenditures for capital and research and development with a pre-tax income related to operations in the United Kingdom of $1,719,267 and $442,053, respectively. The effective tax rates for the six months ended June 30, 2015 and June 30, 2014 for the United Kingdom were 3.6% and 25.5%, respectively. The difference between the statutory rate and the actual rate is primarily due to the taxable income in the United States being off-set by Company’s United States net operating loss carry-forward and the valuation allowance. The lower rate in the United Kingdom can be attributed to capital allowances and research and development credits led to the tax benefit.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2015, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized a net loss for the six months ended June 30, 2015 of $(390,690) compared to net income of $689,957 for the six months ended June 30, 2014. The change in net (loss) / income was primarily associated with the other income of $1,344,749 related to the patent enforcement settlement received in 2014.

Results of Operations (Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014)

Revenues

Revenues from operations for the three months ended June 30, 2015 decreased $389,497, or 9.5%, to $3,694,572 as compared to $4,084,069 for the three months ended June 30, 2014. The decrease was primarily due to the loss of a EIM customer in the US and a 8.2% negative foreign currency impact. The CAMRA segment sales increase by $11,166, or 0.6%, to $1,637,086 as compared to $1,625,920 for the three months ended June 30, 2014. The EIM segment decreased $400,663, or 16.3%, to $2,057,486 for the three months ended June 30, 2015 as compared to $2,458,149 for the three months ended June 30, 2014. This decrease was primarily due to the loss of revenue from a single EIM customer in the United States. There was not any revenue recognized by this customer for the three months ended June 30, 2015 and $334, 516 or 8.2% of total revenue related to customer for the three months ended June 30, 2014.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended June 30, 2015, increased $3,754, or 0.4%, to $1,041,759, as compared to $1,038,005 for the three months ended June 30, 2014. The increase was primarily related to costs associated with increased revenue in the CAMRA segment. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment increased $48,513, or 8.2% to $643,614 for the three months ended June 30, 2015 from $595,101 for the three months ended June 30, 2014. The increase was due to a increase of support fees to the CAMRA segment. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $44,759, or 10.1%, to $398,145 for the three months ended June 30, 2015 compared to $442,904 for the three months ended June 30, 2014. The decrease was primarily due to the decrease in exchange rate. The cost of products and services, excluding depreciation and amortization, was 28.2% of revenue for the three months ended June 30, 2015, as compared to 25.4% of revenue for the three months ended June 30, 2014.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended June 30, 2015 increased $48,665, or 2.5%, to $1,976,114 compared to $1,927,449 for the three months ended June 30, 2014. The increase was primarily related to increase in stock option expense and professional fees and partially offset by the decrease in corporate compensation expense in the US. Selling, general and administrative costs related to the CAMRA segment increased by $88,416, or 12.8%, to $776,794 for the three months ended June 30, 2015 compared to $688,378 for the three months ended June 30, 2014. This increase is primarily due to an increase in the headcount in the CAMRA segment and the effect of exchange rate. Selling, general and administrative costs related to the EIM segment decreased by $142,567, or 17.3%, to $683,111 for the three months ended June 30, 2015 compared to $825,678 for the three months ended June 30, 2014. The decrease is primarily attributable to a decrease in personnel costs.

Selling, general and administrative costs related to the corporate allocation increased by $102,816, or 24.8%, to $516,209 for the three months ended June 30, 2015 compared to $413,393 for the three months ended June 30, 2014. The increase was primarily attributable to an increase in personnel.

Research and Development Expense

Research and development expense for the three months ended June 30, 2015 decreased $165,398, or 19.0%, to $704,619 as compared to $870,017 for the three months ended June 30, 2014. Research and development costs related to the CAMRA segment increased $32,247 or 11.2% to $319,457 for the three months ended June 30, 2015 compared to $287,210 for the three months ended June 30, 2014. The increase is primarily due to an increase in support fees in the CAMRA segment. Research and development expense related to the EIM segment decreased $197,645, or 33.9%, to $385,162 for the three months ended June 30, 2015 compared to $582,807 for the three months ended June 30, 2014. The decrease is primarily due to reduction of personnel and the exchange rates. Research and development costs for software with established technological feasibility that were capitalized during the three months ended June 30, 2015 and June 30, 2014 amounted to $292,446 and $300,440, respectively. Research and development costs allocated to cost of goods sold during the three months ended June 30, 2015 and June 30, 2014 amounted to $105,774 and $83,436, respectively. The increase was primarily due to the reduction of capitalized costs.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2015 decreased $54,852 to $407,150 from $462,002 in the three months ended June 30, 2014. This is due primarily to reduction of amortization of intangible assets.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $241,139 and $195,455 for the three months ended June 30, 2015 and 2014, respectively.

Other Income and Expense

The Company incurred interest expense of $2,477 for the three months ended June 30, 2015 compared to $5,604 for the three months ended June 30, 2014. The change in interest expense was primarily due to the increase in investment income offsetting interest expense in 2015.

Taxes

The tax expense for the three months ended June 30, 2015 decreased $107,766, or 152.0%, to ($36,869) as compared to an expense of $70,897 for the three months ended June 30, 2014. The tax expense for the three months ended June 30, 2015 and June 30, 2014 was due to the pre-tax income in the United Kingdom of $682,198 and $276,943, respectively. The effective tax rates for the three months ended June 30, 2015 and June 30, 2014 for the United Kingdom were (5.0%) and 25.6%, respectively. The difference between the statutory rate and the actual rate is primarily due to the taxable income in the United States being off-set by Company’s United States net operating loss carry-forward and the valuation allowance. The lower rate in the United Kingdom can be attributed to capital allowances and research and development credits led to the tax benefit.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of June 30, 2015, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized net loss for the three months ended June 30, 2015 of $400,678 compared to net loss of $289,905 for the three months ended June 30, 2014. The increase in the net loss was primarily associated with the losses generated from the CAMRA segment.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents in the past have usually been adequate to meet the Company’s business objectives. Cash and cash equivalents decreased to $947,559 to $4,330,917 as of June 30, 2015 compared to $5,278,476 as of December 31, 2014. The decrease in cash and cash equivalents, during the six months ended June 30, 2015 was predominately related to a net loss of $390,690 and to capitalization of internally developed software and the purchase of equipment of $606,042. The cash used in operating activities in the six months ended June 30, 2015 of $368,847 was primarily attributable to the net loss of $390,690. The decrease in deferred revenue is primarily related to a large invoice in the EIM segment that was partially realized during the six months ended June 30, 2015. The net income is primarily attributable to the patent settlement with net proceeds of $1,344,749 recognized in other income for the six months ended June 30, 2014. Cash used in investing activities for the six months ended June 30, 2015 of $605,840 was primarily related to capitalization of internally developed software and the purchase of equipment of $606,042. The cash used in financing activities for the six months ended June 30, 2015 of $7,360 related to the payment on note and partially offset by the exercising of stock. The effect of foreign currency exchange rates on cash and cash equivalents was a gain of $34,690.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the six months ended June 30, 2015 of $771,741 and $(146,781), respectively and for the three months ended June 30, 2015 of $353,551 and $(268,225), respectively. The Corporate Allocation expense was $950,139 for the six months ended June 30, 2015 and $520,396 for the three months ended June 30, 2015. The United States location generated a loss from operations for the six and three months ended June 30, 2015 of $1,517,406 and $1,117,268, respectively, which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same periods of $1,192,227 and $682,198, respectively.

In October 2013, in order to supplement the Company’s liquidity, Fairford, Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advance, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. On April 17, 2014, the Company repaid the promissory note.

The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations and if necessary from the cash on hand. If the Company is unable to generate adequate cash from operations, the Company may seek additional funds from the Lenders or other Lenders. There can be no assurance that the Company will be successful in such efforts. As of June 30, 2015, the Company did not and as of the date of this Form 10-Q does not have an operating line credit facility in place.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of June 30, 2015, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations. Due to the Company transferring cash from its non-U.S. subsidiaries to the US in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested. The impact of adoption of this policy has not had a material impact on the Company’s results of operations, financial position or cash flows.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2015.

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

The Company recognizes that the market for our stock can be below our book value which the Company attributes to a number of factors including very limited trading in the Company’s Class A common stock, a significant portion of the Company’s Class A common stock (approximately 65%) is beneficially owned by a majority stockholder, an overall “flight to quality” by investors in which many “penny stocks” such as CTI’s have been significantly downgraded in terms of pricing and an overall lack of public awareness of its operations. While the Company cannot quantify the impacts of these factors in terms of how they impact the difference between book value and our stock’s “market cap,” the Company does not believe that the market in its Class A common stock is sufficiently sophisticated to make a proper determination of the value of the Company’s Class A common stock.

Because of the Company’s continued relatively low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. As of November 1, 2014, the Company’s “market cap” was above the Company’s book value. The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The Company believes that the analysis as of November 1, 2014 is sufficiently current and no formal analysis has been performed at June 30, 2015. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

Through March 31, 2015, the Company treated all RSUs as equity awards as it was the Company’s intent to redeem these awards via transfer of stock. On April 20, 2015, the Board of Directors consented to allow RSUs that had vested at April 1, 2015 to be redeemed for their cash or stock value. As a result of this decision, the remaining RSUs outstanding were deemed tainted, and were modified to be treated as liability awards. The Company now records a liability for restrictive stock units and remeasures the liability on each reporting date and the associated compensation cost is adjusted to reflect the remeasurement of the fair value at the reporting date.

Selling, general and administrative expense included stock-based compensation for the three months ended June 30, 2015 and June 30, 2014 of $102,700 and $64,757, respectively. Selling, general and administrative expense included stock-based compensation for the six months ended June 30, 2015 and June 30, 2014 of $133,100 and $79,966, respectively. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $327,828, $581,487, $516,111 and $123,576 for the fiscal years ending December 31, 2015, 2016, 2017 and 2018, respectively, of compensation costs for non-vested stock options previously granted to employees.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2009-14”), which supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for the Company in first quarter of fiscal 2018, with early adoption to fiscal year 2017 permitted. The standard allows entities to apply either of two adoption methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption.

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

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of June 30, 2015, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Exhibit 10.1	CTI Group (Holdings) Inc. 2015 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s current Report on Form 8-K filed with the Commission on April 7, 2015)

Exhibit 10.2	Employment Agreement dated June 1, 2015, by and between the Company and Manfred Hanuschek (incorporate by reference from Exhibit 10.1 of the Company’s current Report on Form 8-k filed with the Commission on June 5, 2015)

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1*-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1**-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2**-	Section 1350 Certification of the Chief Financial Officer

Exhibit 101INS *	XBRL Instance Document

Exhibit 101 SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101 CAL*	XBRL Calculation Linkbase Document

Exhibit 101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101 LAB*	XBRL Label Linkbase Document

Exhibit 101 PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: August 14, 2015
Chief Executive Officer
(Principal Executive Officer)

/s/ Nathan Habegger
Nathan Habegger	Date: August 14, 2015
Chief Financial Officer
(Principal Financial Officer)