Form 10-Q
period 2015-09-30
CTI GROUP HOLDINGS INC
filed 2015-11-13
CIK 355627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2015, the number of shares of Class A common stock, par value $.01 per share, outstanding was 30,020,511.

CTI GROUP (HOLDINGS) INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking” statements. Forward-looking statements discuss matters that are not historical facts. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or board of directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using such words as “anticipate”, “believe”, “estimate”, “could”, “should”, “would”, “seek”, “plan”, “expect”, “may”, “predict”, “project”, “intend”, “potential”, “continue”, or similar expressions. Such forward-looking statements include our ability and the ability of Enghouse and Merger Sub to complete the transaction contemplated by the Merger Agreement, including the parties’ ability to satisfy the conditions to the consummation of the Merger, the possibility of any termination of the Merger Agreement and the timing of completion of the Merger. Capitalized terms are defined herein.

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, each reader of this Form 10-Q should carefully consider the risk factors stated herein as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results. Furthermore, there are a number of important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including, but not limited to: uncertainties as to the timing of the Offer and the Merger; uncertainties as to how many stockholders will tender shares in the Offer; the possibility that various closing conditions for the Merger and related transactions may not be satisfied or waived; the effects of disruption from the Merger and related transactions making it more difficult to maintain relationships with employees, customers and other business partners; economic conditions; risks associated with conducting business outside the United States ability to obtain a loan facility or receive additional advances from Fairford Holdings Limited, a British Virgin Islands Company, who, as of November 1, 2015, owned beneficially 62.0% of the Company’s Class A common stock, if needed; incurring additional losses; impact of accounting pronouncements; recording additional impairments; ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures; effects of the recent U.S. recession and unstable global economy; ability to attract and retain customers to purchase its products; ability to develop or launch new software; products, technological advances by third parties and competition; and ability to protect the Company’s patented technology. You should not place any undue reliance on any forward-looking statements. Except as otherwise required by law, the Company disclaims any intention or obligation to update any forward-looking statements, as a result of developments occurring after the date of this Form 10-Q and promptly disseminate revised information in the event that the existing disclosure materially changes. All forward-looking statements in this Form 10-Q are qualified in their entirety by this cautionary statement. The Company acknowledges that the forward-looking statements made in connection with the Offer are not subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995, as amended. The Company is not waiving any other defense that may be available under applicable law.

References herein to the Company mean CTI Group (Holdings) Inc. and its subsidiaries unless context otherwise requires.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$2,914,841	$5,278,476
Trade accounts receivable, less allowance for doubtful accounts of $68,668 and $66,706, respectively	2,917,194	3,577,866
Prepaid expenses	395,528	368,965
Other current assets	76,333	243,861

Total current assets	6,303,896	9,469,168

Property, equipment, and software, net	2,330,707	2,280,493
Intangible assets, net	110,721	470,566
Deferred tax asset	18,222	—
Goodwill	2,769,589	2,769,589
Other assets	6,274	29,218

Total assets	$11,539,409	$15,019,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$174,535	$244,335
Accrued expenses	1,054,532	1,227,101
Accrued wages and other compensation	613,181	633,761
Income tax payable	437,102	635,980
Deferred tax liability	201,478	191,731
Deferred revenue	2,753,118	4,250,433
Notes payable	44,866	57,522

Total current liabilities	5,278,812	7,240,863

Lease incentive – long term	167,779	241,276
Deferred revenue – long term	177,045	799,559
Deferred tax liability – long term	—	45,721
Note payable – long term	—	30,138

Total liabilities	5,623,636	8,357,557

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.01 per share; 47,166,666 shares authorized; 29,870,511 and 29,388,937 issued at September 30, 2015 and at December 31, 2014, respectively	298,705	293,889
Additional paid-in capital	26,478,799	26,339,410
Accumulated deficit	(21,099,031)	(20,203,616)
Accumulated other comprehensive income	429,443	423,937
Treasury stock, 140,250 shares Class A common stock at September 30, 2015 and December 31, 2014 at cost	(192,143)	(192,143)

Total stockholders’ equity	5,915,773	6,661,477

Total liabilities and stockholders’ equity	$11,539,409	$15,019,034

See accompanying notes to consolidated financial statements.

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Nine months ended September 30,
	2015	2014

Revenues:
Software sales, service fee and license fee revenue	$11,285,749	$12,139,253

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	3,079,262	3,190,515
Selling, general and administration	5,713,463	5,724,238
Research and development	2,005,488	2,448,800
Depreciation and amortization	1,243,420	1,408,982

Total costs and expenses	12,041,633	12,772,535

Loss from operations	(755,884)	(633,282)

Other income / (expense)
Interest income (expense)	2,076	(29,252)
Other (expense) / income	(202)	1,344,749

Total other income	1,874	1,315,497

Income / (loss) before income taxes	(754,010)	682,215

Tax expense	141,405	198,832

Net income / (loss)	(895,415)	483,383

Other comprehensive income / (loss)
Foreign currency translation adjustment	5,506	44,544

Comprehensive income / (loss)	$(889,909)	$527,927

Basic net income / (loss) per common share	$(0.03)	$0.02

Diluted net income / (loss) per common share	$(0.03)	$0.02

Basic weighted average common shares outstanding	29,415,430	29,212,284
Diluted weighted average common shares outstanding	29,415,430	31,658,977

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(unaudited)

	Three months ended September 30,
	2015	2014

Revenues:
Software sales, service fee and license fee revenue	$3,491,853	$4,109,715

Cost and Expenses:
Cost of products and services, excluding depreciation and amortization	971,172	1,122,567
Selling, general and administration	1,908,002	1,866,798
Research and development	638,006	756,938
Depreciation and amortization	405,378	480,315

Total costs and expenses	3,922,558	4,226,618

Loss from operations	(430,705)	(116,903)

Other income/(expense)
Interest income/(expense)	5,079	(3,779)

Total other income/ (expense)	5,079	(3,779)

Loss before income taxes	(425,626)	(120,682)

Tax expense	79,099	85,892

Net loss	(504,725)	(206,574)

Other comprehensive income / (loss)
Foreign currency translation adjustment	(44,502)	51,888

Comprehensive loss	$(549,227)	$(154,686)

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	29,729,201	29,212,800

See accompanying notes to consolidated financial statements

CTI GROUP (HOLDINGS) INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income / (loss)	$(895,415)	$483,383
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	1,243,420	1,408,982
Provision for doubtful accounts	1,962	59,823
Deferred income taxes	(13,109)	(80,801)
Recognition of rent incentive benefit	(23,501)	285,272
Stock compensation expense	268,152	88,108
Loss on disposal	202	—
Changes in operating assets and liabilities:
Trade receivables	575,779	(501,221)
Prepaid expenses	(29,658)	(329,953)
Income taxes	(175,301)	(270,742)
Other assets	189,197	202,711
Accounts payable	18,267	119,630
Accrued expenses	(451,742)	(57,620)
Accrued wages and other compensation	(12,995)	434,461
Deferred revenue	(1,993,544)	5,132,793

Cash (used in) / provided by operating activities	(1,298,286)	6,974,826

Cash flows used in investing activities:
Additions to property, equipment, and software	(930,527)	(1,192,969)

Cash used in investing activities	(930,527)	(1,192,969)

Cash flows (used in) / provided by financing activities:
Exercise of stock options	23,497	375
Payment on note payable	(42,794)	(40,277)
Payment on note from shareholders	—	(1,400,000)

Cash used in financing activities	(19,297)	(1,439,902)

Effect of foreign currency exchange rates on cash and cash equivalents	(115,525)	(116,734)

Increase / (decrease) in cash and cash equivalents	(2,363,635)	4,225,221

Cash and cash equivalents, beginning of period	5,278,476	1,271,514

Cash and cash equivalents, end of period	$2,914,841	$5,496,735

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

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $700,829 and $598,518 for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense of developed software amounted to $222,061 and $220,786 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 2: Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company paid $81,384 and $41,415 for current year income tax estimates for the three months ended September 30, 2015 and 2014, respectively, for taxable income in the United Kingdom. The Company paid income taxes of approximately $305,911 and $498,200 during the nine months ended September 30, 2015 and 2014, respectively, for taxes on prior year income in the United Kingdom.

NOTE 3: Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and other accruals approximate their fair values because of their nature and expected duration.

NOTE 4: Debt Obligations and Liquidity

In October 2013, in order to supplement the Company’s liquidity, Fairford Holdings Limited (“Fairford”), Michael Reinarts and John Birbeck (collectively, Fairford and Messrs. Reinarts and Birbeck, the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advancement, the Company issued to the Lenders a promissory note, with the amount advanced bearing interest at 6.5% per annum. On April 17, 2014, the Company repaid in full the promissory note.

The Company believes that the primary sources of liquidity over the next twelve months will be cash on hand and cash from operations. If the Company is unable to generate adequate cash from operations, the Company may seek funds from Fairford, any one of the other lenders or Enghouse (as defined below).

NOTE 5: New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), which supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for the Company in first quarter of fiscal 2018, with early adoption to fiscal year 2017 permitted. The standard allows entities to apply either of two adoption methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption.

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

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2015	2014	2015	2014

Net income / (loss)	$(504,725)	$(206,574)	$(895,415)	$483,383

Weighted average shares of common stock outstanding used to compute basic earnings per share	29,729,201	29,212,800	29,415,430	29,212,284
Additional common shares to be issued assuming exercise of stock options and stock warrants	—	—	—	2,446,693

Weighted average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,729,201	29,212,800	29,415,430	31,658,977

Basic:
Net income / (loss) per share	$(0.02)	$(0.01)	$(0.03)	$0.02

Weighted average common shares outstanding	29,729,201	29,212,800	29,415,430	29,212,284

Diluted:
Net income / (loss) per share	$(0.02)	$(0.01)	$(0.03)	$0.02

Weighted average common and common equivalent shares outstanding	29,729,201	29,212,800	29,415,430	31,658,977

For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

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

The aggregate number of shares of Class A common stock that are reserved for awards, including shares of Class A common stock underlying stock options, to be granted under the Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. As of September 30, 2015, there were 5,504,475 awards available for grant under the Stock Incentive Plan. If any outstanding award is cancelled, forfeited, or surrendered to the Company, shares of Class A common stock allocable to such award may again be available for awards under the Stock Incentive Plan. Incentive stock options may be granted only to participants who are executive officers and other employees of the Company or any of its subsidiaries on the day of the grant, and non-qualified stock options may be granted to any participant in the Stock Incentive Plan. No stock option granted under the Stock Incentive Plan will be exercisable later than ten years after the date it is granted.

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

Through March 31, 2015, the Company treated all RSUs as equity awards as it was the Company’s intent to redeem these awards via transfer of stock. On April 20, 2015, the Board of Directors consented to allow RSUs that had vested at April 1, 2015 to be redeemed for their cash or stock value. As a result of this decision, the remaining RSUs outstanding were deemed tainted, and were modified to be treated as liability awards. The Company now records a liability for restrictive stock units and re-measures the liability on each reporting date and the associated compensation cost is adjusted to reflect the re-measurement of the fair value at the reporting date. There were 172,805 shares exercised and 308,869 RSU’s vested for the nine months ended September 30, 2015. In addition, there were 85,243 shares or $44,584 redeemed for cash and accounted for as a reduction in stockholders equity. The stock compensation expense for the nine month period ended September 30, 2015 was $268,152.

As of September 30, 2015, no awards had been issued under the 2015 Stock Incentive Plan.

At September 30, 2015, there were options to purchase 2,960,921 shares of Class A common stock. There were exercisable options to purchase an aggregate of 2,960,921 shares of Class A common stock under the Plan, Stock Incentive Plan and 2015 Stock Incentive Plan as of September 30, 2015.

At September 30, 2015, there were RSUs outstanding representing the right, subject to satisfaction of vesting conditions, to receive an aggregate of 3,098,614 shares of Class A common stock (or their value in cash) at a future date without payment of a purchase price.

Information with respect to options was as follows:

	Options & RSU Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2015	5,811,746	$ 0.00 - $ 0.40	$0.21
Granted	2,519,507	$ 0.00 – $ 0.52	$0.351
Exercised	(481,574)	$ 0.09 - $ 0.52	$0.382
Expired	(1,790,144)	$ 0.00 – $ 0.52	$0.373

Outstanding, September 30, 2015	6,059,535	$ 0.00 - $0.52	$0.206

The future compensation costs related to non-vested options at September 30, 2015 is $283,235. The Company records a liability for restrictive stock units (RSU’s) and re-measures the liability on each reporting date and the associated compensation cost is adjusted to reflect the re-measurement of the fair value at the reporting date.

The future compensation cost of the RSU’s valued at September 30, 2015 will be $728,458. The future costs will be recognized over the weighted average period of approximately 2.50 years

The following table summarizes options exercisable at September 30, 2015:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Remaining Contractual Term
September 30, 2015	2,960,921	$ 0.08 – $ 0.52	$0.226	$304,334	3.50 years

The following table summarized non vested options and RSU’s:

Option/RSU Shares
Unvested outstanding, January 1, 2015	1,376,832
Granted	2,519,507
Expired	(260,623)
Vested	(537,102)

Unvested outstanding, September 30, 2015	3,098,614

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes-Merton formula) that uses the assumptions noted in the following table:

	2014	2015
Risk-free interest rate	0.50%	1.00%
Dividend yield	0.00%	0.00%
Volatility factor	91.00%	85.00%
Expected lives	5 years	5 years

RSU’s value is the value of the Company’s stock on the reporting date and expense is recognized on a straight line basis taking into account an estimated forfeiture.

For the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, outstanding stock options were excluded from weighted average shares of common and common equivalent shares outstanding due to their anti-dilutive effect as a result of the Company’s net loss.

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

Pursuant to the Original Warrant, Fairford Europe is entitled to purchase 419,495 shares of Class A common stock at the exercise price of $0.34 per share, subject to adjustments as described in the Original Warrant, at any time prior to the 10th anniversary of the date of issuance. Pursuant to the Additional Warrant, Fairford Europe is entitled to purchase 620,675 shares of Class A common stock at the exercise price of $0.22 per share, subject to adjustments as described in the Additional Warrant, at any time prior to the 10th anniversary of the date of issuance. On December 31, 2009, Fairford Europe sold all of its owned Class A shares, or 355,099 shares to Fairford for SEK 2.80362 $(0.39) per share. As of September 30, 2015, Fairford beneficially owned 62.0% of the Company’s outstanding Class A common stock and Fairford Europe owned warrants to purchase 1,040,170 shares of the Company’s Class A common stock. Mr. Osseiran, the majority holder of the Company’s Class A common stock and a director of the Company, is a director of Fairford, the President of Fairford Europe and a grantor and sole beneficiary of a revocable trust which is the sole stockholder of Fairford. Mr. Dahl, a director of the Company, is a director of Fairford and the Chairman of Fairford Europe. The Original Warrant and Additional Warrant vested immediately upon grant.

Selling, general and administrative expense includes stock based compensation of $135,052 and $8,142 for the three months ended September 30, 2015 and September 30, 2014, respectively. Selling, general and administrative expense includes stock based compensation of $268,152 and $88,108, for the nine months ended September 30, 2015 and September 30, 2014, respectively. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

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

As of September 30, 2015, the Company did not experience any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related accruals.

NOTE 9: Contingencies

The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of any such pending claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company realized other income of $0 and $1,344,749 for the three and nine months ended September 30, 2014, respectively. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251.The Company did not have any corresponding settlement in the period ended September 30, 2015.

On June 1, 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Manfred Hanuschek, which amended and restated a prior agreement with Mr. Hanuschek. The terms of the Employment Agreement include, but are not limited to, compensation, non-competition, severance and change in control clauses. As of September 30, 2015 all relevant amounts have been accrued for under the Employment Agreement.

NOTE 10: Income Taxes

The Company records a valuation allowance against its net deferred tax asset to the extent management believes, it is more likely than not, that the asset will not be realized. As of September 30, 2015, the Company’s valuation allowance related only to net deferred tax assets in the United States. The Company does not expect earnings related to non-U.S. subsidiaries to be permanently reinvested. The impact of adoption of this policy has not had a material impact on the Company’s results of operations, financial position or cash flows.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. As of September 30, 2015 and September 30, 2014, the Company had $160,818 and $156,502 of unrecognized tax benefits, respectively, all of which would favorably affect the Company’s effective tax rate if recognized. The Company and its subsidiaries are subject to U.S. federal and state income taxes as well as foreign income tax in the United Kingdom. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest and penalties as of September 30, 2015.

For the nine months ended September 30, 2015 and September 30, 2014, the Company had $141,405 and $198,832, of income tax expense, respectively. For the three months ended September 30, 2015 and September 30, 2014, the Company had $79,099 and $85,892 of income tax expense, respectively. The difference between the statutory rate and the actual rate is primarily due to the valuation allowance related to the net deferred tax assets in the United States. The lower actual rate in the United Kingdom for the three months ended September 30, 2015 is a result of increased capital allowances and research and development credits that are permanent differences.

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

Summarized financial information concerning the Company’s reportable segments for the nine and three months ended September 30, 2015 and 2014 is shown in the following tables.

	For Nine Months Ended September 30, 2015
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$6,261,627	$5,024,122	$—	$11,285,749
Gross profit Revenues less cost of products, excluding depreciation and amortization	5,064,863	3,141,624	—	8,206,487
Depreciation and amortization	716,444	514,530	12,446	1,243,420
Income (loss) from operations	841,038	(421,656)	(1,175,266)	(755,884)
Long-lived assets	3,607,637	1,548,149	79,727	5,235,513

	For Nine Months Ended September 30, 2014
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$7,034,084	$5,105,169	$—	$12,139,253
Gross profit Revenues less cost of products, excluding depreciation and amortization	5,722,445	3,226,293	—	8,948,738
Depreciation and amortization	956,318	444,497	8,167	1,408,982
Income (loss) from operations	572,367	(46,309)	(1,159,340)	(633,282)
Long-lived assets	4,394,319	1,405,581	88,032	5,887,932

	For Three Months Ended September 30, 2015
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,026,935	$1,464,918	$—	$3,491,853
Gross profit Revenues less cost of products, excluding depreciation and amortization	1,655,405	865,276	—	2,520,681
Depreciation and amortization	238,755	162,363	4,260	405,378
Income (loss) from operations	69,297	(274,874)	(225,128)	(430,705)
Long-lived assets	3,607,637	1,548,149	79,727	5,235,513

	For Three Months Ended September 30, 2014
	Electronic Invoice Management	Call Accounting Management and Recording	Corporate Allocation	Consolidated
Revenues	$2,199,560	$1,910,155	$—	$4,109,715
Gross profit Revenues less cost of products, excluding depreciation and amortization	1,749,148	1,238,000	—	2,987,148
Depreciation and amortization	312,489	164,789	3,037	480,315
Income (loss) from operations	(10,895)	160,931	(266,849)	(116,903)
Long-lived assets	4,394,319	1,405,581	88,032	5,887,932

The following table presents summarized financial information by geographic location.

	For Nine Months Ended September 30, 2015
	United States	United Kingdom	Consolidated
Revenues	$2,648,688	$8,637,061	$11,285,749
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	1,540,853	6,665,634	8,206,487
Depreciation and amortization	506,121	737,299	1,243,420
Income (loss) from operations	(1,400,490)	644,606	(755,884)
Long-lived assets	4,485,333	750,180	5,235,513

	For Nine Months Ended September 30, 2014
	United States	United Kingdom	Consolidated
Revenues	$3,121,197	$9,018,056	$12,139,253
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	2,101,967	6,846,771	8,948,738
Depreciation and amortization	433,720	975,262	1,408,982
Income (loss) from operations	(1,435,596)	802,314	(633,282)
Long-lived assets	4,865,994	1,021,938	5,887,932

	For Three Months Ended September 30, 2015
	United States	United Kingdom	Consolidated
Revenues	$685,146	$2,806,707	$3,491,853
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	333,938	2,186,743	2,520,681
Depreciation and amortization	160,061	245,317	405,378
Income (loss) from operations	(704,872)	274,167	(430,705)
Long-lived assets	4,485,333	750,180	5,235,513

	For Three Months Ended September 30, 2014
	United States	United Kingdom	Consolidated
Revenues	$954,013	$3,155,702	$4,109,715
Gross profit (Revenues less cost of products, excluding depreciation and amortization)	571,124	2,416,024	2,987,148
Depreciation and amortization	161,948	318,367	480,315
Income (loss) from operations	(472,491)	355,588	(116,903)
Long-lived assets	4,865,994	1,021,938	5,887,932

NOTE 12 – Related Party Transactions

On October 30, 2013, the Company, issued to Fairford, Michael Reinarts and John Birbeck (collectively, the “Lenders”) a Promissory Note (the “Note”) in the aggregate principal amount of $1,400,000 (the “Principal Amount”). As of September 30, 2015, Fairford beneficially owned 62.0% of the Company’s outstanding Class A common stock. Pursuant to the Note, the Company promised to pay to the Lenders, on demand made at any time following April 30, 2014, or if demand is not sooner made, on May 31, 2014 (such date, or if earlier, the date demand is made under the Note, the “Maturity Date”), the unpaid balance under the Note plus all interest accrued thereunder as of the Maturity Date in the following proportions: 80% to Fairford Holdings, Ltd., 10% to Michael Reinarts and 10% to John Birbeck. Advances as of December 31, 2013, totaled $1,400,000 under the Note.

In February 2014, the Company paid the Lenders principal of $700,000 and all interest accrued to date. On April 17, 2014, the Company paid all remaining principal and accrued interest under the Note.

On March 7, 2013, a proposal was made by Fairford, Michael Reinarts and John Birbeck (the “Buying Group”), to purchase all of the outstanding shares of stock of the Company for a cash purchase price of $0.29 per share (the “Proposal”). On December 30, 2013, the purchase price on the offer was increased to $0.40 per share (the “Revised Offer”). On September 14, 2014, the Special Committee of the Board rejected the Revised Offer.

Upon being informed of the Special Committee’s rejection of the Revised Offer, the Buying Group informed the Company on September 14, 2014 that it would not be increasing and formally withdrew the Revised Offer. Accordingly, the Board disbanded the Special Committee effective immediately.

NOTE 13 – Subsequent Event

Agreement and Plan of Merger

On October 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Enghouse Systems Limited, an Ontario corporation (“Enghouse”), and New Acquisitions Corporation, a Delaware corporation and a wholly owned subsidiary of Enghouse (“Merger Sub”). Pursuant to the Merger Agreement, upon the terms and subject to the terms thereof:

•	Merger Sub has agreed to commence a tender offer (the “Offer”), subject to certain conditions, no later than November 6, 2015, to purchase all the outstanding shares of the Company’s Class A common stock, par value $0.01 per share (“Shares”), at a cash purchase price of $0.61 per Share (the “Offer Price”); and

•	as soon as practicable after the consummation of the Offer and satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger” and together with the Offer, the “Transactions”), and the Company will become a direct or indirect wholly owned subsidiary of Enghouse. In the Merger, each Share remaining outstanding following the consummation of the Offer, other than Shares held by the Company or Enghouse or their respective subsidiaries (including, with respect to Enghouse, Merger Sub), or by stockholders of the Company who have properly exercised their appraisal rights in accordance with Section 262 of the Delaware General Corporation Law, as amended (the “DGCL”), will be converted into the right to receive, cash in an amount equal to the Offer Price.

The consummation of the Offer is subject to several closing conditions, including (i) that 67% of the issued and outstanding Shares be validly tendered and not withdrawn prior to the expiration of the Offer (the “Minimum Condition”), and (ii) certain other customary closing conditions. The Transactions are not subject to any financing condition.

Pursuant to the terms of the Merger Agreement, the Company has granted Merger Sub an option (the “Top-Up Option”) to purchase from the Company, at a price per Share equal to the Offer Price, the number of newly issued Shares (the “Top-Up Shares”) equal to the lowest number of Shares that, when added to the number of Shares directly or indirectly owned by Enghosue and Merger Sub at the time of such exercise, constitutes one Share more than 90% of the outstanding Shares on a fully diluted basis. Merger Sub may only exercise the Top-Up Option, in whole and not in part, at such time when the Minimum Condition is satisfied. Additionally, the number of Top-Up Shares cannot exceed the Shares authorized and unissued or held by the Company in the treasury at the time of the exercise of the Top-Up Option (giving effect to Shares reserved for issuance under any securities convertible into Shares as if such Shares were outstanding).

The Company has agreed to customary covenants governing the conduct of its business, including the operation of its business in the ordinary course until the date the Shares are accepted by Merger Sub. The Company has agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to any such proposal, subject to fulfillment of certain fiduciary requirements of the Board. The Merger Agreement also includes customary termination provisions for both the Company and Enghouse and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Enghouse a termination fee of $800,000.

The Merger Agreement provides that each stock option to purchase Shares (“Stock Options”) and each warrant to purchase shares (“Warrants”) that is outstanding immediately prior to the effective time of the Merger, (the “Effective Time”), whether or not then vested or exercisable, automatically will be cancelled by virtue of the Merger. In consideration for the cancellation of such Stock Options and Warrants and in settlement therefor, the Merger Agreement provides that each holder of such Stock Options and Warrants will be entitled to receive an amount in cash

(without interest and subject to any applicable withholding of taxes required by applicable law in accordance with the Merger Agreement) equal to (i) the excess, if any, of (a) the Merger consideration per Share over (b) the exercise price per Share previously subject to such Stock Option or Warrant, as applicable, multiplied by (ii) the total number of Shares previously subject to such Stock Options or Warrants, as applicable. The Merger Agreement also provides that each RSU that is outstanding immediately prior to the Effective Time, whether or not then vested or exercisable, automatically will be cancelled by virtue of the Merger. In consideration of the cancellation of such RSUs and in settlement therefor, the Merger Agreement provides that each holder of such RSUs will be entitled to receive an amount in cash (without interest and subject to any applicable withholding of taxes required by applicable law in accordance with the Merger Agreement) equal to the product of (x) the aggregate number of Shares previously subject to such RSU multiplied by (y) the Merger consideration per Share. Payment of the consideration described in this paragraph will be payable to the holders of cancelled Stock Options, Warrants and RSUs, as applicable, no later than twenty-five calendar days thereafter.

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

Overall revenues decreased as a primary result of decrease in the EIM segment of $772,457 which represented a 11.0% decrease for the nine month period ended September 30, 2015 over the prior comparable period. Revenues derived from the United Kingdom operations represented 76.5% and 74.3 % of total revenues for the nine months ended September 30, 2015 and 2014, respectively. The decrease was attributable to a decrease in US EIM revenue. The United States revenues decreased by $472,509, or 15.1%, to $2,648,688 for the nine months ended September 30, 2015 compared to $3,121,197 for the nine months ended September 30, 2014. Such decrease was primarily related to a decrease in revenue in the EIM segment sales in the United States due to a loss of a customer. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 23.5% and 21.7% of total revenues for the nine months ended September 30, 2015 and September 30, 2014, respectively.

The Company reported revenue in the EIM segment of $6.3 million and $7.0 million for the nine months ended September 30, 2015 and 2014, respectively. For the CAMRA segment, the Company recorded revenues of $5.0 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company believes that as voice and data services continue to commoditize, service providers will seek alternative business models to replace revenue lost as a result of pricing pressures. One such business model is the delivery of managed or hosted voice and video services. Although the Company has seen what it believes to be positive indications of demand and interest in its CAMRA segment, due to the unstable global economy, the growth has been slower than anticipated but the Company continues to see improvement in the CAMRA segment.

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

Agreement and Plan of Merger

On October 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Enghouse Systems Limited, an Ontario corporation (“Enghouse”), and New Acquisitions Corporation, a Delaware corporation and a wholly owned subsidiary of Enghouse (“Merger Sub”). Pursuant to the Merger Agreement, upon the terms and subject to the terms thereof:

•	Merger Sub has agreed to commence a tender offer (the “Offer”), subject to certain conditions, no later than November 6, 2015, to purchase all the outstanding shares of the Company’s Class A common stock, par value $0.01 per share (“Shares”), at a cash purchase price of $0.61 per Share (the “Offer Price”); and

•	as soon as practicable after the consummation of the Offer and satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger” and together with the Offer, the “Transactions”), and the Company will become a direct or indirect wholly owned subsidiary of Enghouse. In the Merger, each Share remaining outstanding following the consummation of the Offer, other than Shares held by the Company or Enghouse or their respective subsidiaries (including, with respect to Enghouse, Merger Sub), or by stockholders of the Company who have properly exercised their appraisal rights in accordance with Section 262 of the Delaware General Corporation Law, as amended (the “DGCL”), will be converted into the right to receive, cash in an amount equal to the Offer Price.

The consummation of the Offer is subject to several closing conditions, including (i) that 67% of the issued and outstanding Shares be validly tendered and not withdrawn prior to the expiration of the Offer (the “Minimum Condition”), and (ii) certain other customary closing conditions. The Transactions are not subject to any financing condition.

For additional information regarding the Merger Agreement and the Merger, please see Note 13 to the Company’s Financial Statements included in Part I to this Quarterly Report on Form 10-Q.

Financial Condition

In the nine months ended September 30, 2015, stockholders’ equity decreased $745,704 from $6,661,477 as of December 31, 2014 to $5,915,773 as of September 30, 2015 primarily as a result of net loss of $895,415. The Company realized a decrease in net current assets (current assets, less current liabilities) of $1,203,221 which was primarily attributable to a decrease in cash due to advanced payments on a large invoice in the EIM segment generated in the first quarter of 2014.

At September 30, 2015, cash and cash equivalents were $2,914,841 compared to $5,278,476 at December 31, 2014, and such decrease was primarily attributable to cash used by operating activities for the nine months ended September 30, 2015 of $1,298,286 in conjunction with cash used in investing activities of $930,527 and cash flows used in financing activities of $19,297. The cash used in operating activities in the nine months ended September 30, 2015 of $1,298,286 was primarily attributable to a net loss of $895,415 and a decrease in deferred revenue of $1,993,544. The decrease in deferred revenue is primarily related to a customer prepayment in the EIM segment that was partially realized and the net loss is primarily attributable to the loss in the US CAMRA segment. The cash used in investing activities for the nine months ended September 30, 2015 of $930,527 related to additions to property, equipment and software.

The cash used in financing activities for the nine months ended September 30, 2015 of $19,297 was due primarily to payment on lease and partially offset by exercising of stock options. The Company generates approximately 76.5% of its revenues from operations in the United Kingdom where the functional currency, the United Kingdom pound, has weakened by 3.0% in relation to the United States dollar during the nine month period ended September 30, 2015.

Results of Operations (Nine months ended September 30, 2015 Compared to Nine months ended September 30, 2014)

Revenues

Revenues from operations for the nine months ended September 30, 2015 decreased $853,504, or 7.0%, to $11,285,749 as compared to $12,139,253 for the nine months ended September 30, 2014. Overall revenues decreased primarily as a result of decreased sales in the EIM segment, due to loss of a customer in the US EIM segment and a 8.3% negative foreign currency impact when compared to the exchange rate for the nine months ended September 30, 2015. Revenues derived from the United Kingdom operations represented 76.5% and 74.3% of total revenues for the nine months ended September 30, 2015 and 2014, respectively. The increase in the percentage of total revenues attributable to United Kingdom operations was primarily related to decreased sales in the United States EIM segment due to a loss of a customer. The United States revenues decreased by $472,509, or 15.1%, to $2,648,688 for the nine months ended September 30, 2015 compared to $3,121,197 for the nine months ended September 30, 2014. Such decrease was primarily related to a decrease in revenue in the EIM segment sales in the United States. The Company earns a substantial portion of its revenue from a single EIM customer in the United Kingdom. That customer represented approximately 23.5% of total revenues for the nine months ended September 30, 2015 and approximately 21.7% for the nine months ended September 30, 2014.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the nine months ended September 30, 2015, decreased $111,253, or 3.5%, to $3,079,262, as compared to $3,190,515 for the nine months ended September 30, 2014. The decrease was primarily related to decrease in revenue. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment increased $3,622, or 0.2%, to $1,882,498 for the nine months ended September 30, 2015 from $1,878,876 for the nine months ended September 30, 2014. The increase was primarily due to an increase in hosting fees. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $114,875, or 8.8%, to $1,196,764 for the nine months ended September 30, 2015 compared to $1,311,639 for the nine months ended September 30, 2014. The decrease is primarily related to the decrease in personnel costs due to the loss of US EIM customer. The cost of products and services, excluding depreciation and amortization, was 27.3% of revenue for the nine months ended September 30, 2015, as compared to 26.3% of revenue for the nine months ended September 30, 2014. The increase in percentage relates to payment of referral fees in the nine months ended September 30, 2015 without any payment for the nine month period ended September 30, 2014.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the nine months ended September 30, 2015 decreased $10,775, or 0.2%, to $5,713,463 compared to $5,724,238 for the nine months ended September 30, 2014. The decrease was primarily due to a decrease in general and administrative compensation expense in the United States which was partially offset by increased professional fees. Selling, general and administrative costs related to the CAMRA segment increased by $172,046, or 8.7%, to $2,155,787 for the nine months ended September 30, 2015 compared to $1,983,741 for the nine months ended September 30, 2014. The increase in the CAMRA selling costs of $171,495 was primarily as a result of a reallocation of personnel to the CAMRA segment. Selling, general and administrative costs related to the EIM segment decreased by $194,468, or 7.5%, to $2,394,856 for the nine months ended September 30, 2015 compared to $2,589,324 for the nine months ended September 30, 2014. The decrease in Selling, general and administrative costs related to the reallocation of personnel to the CAMRA segment. The corporate allocation increased by $11,647, or 1.0%, to $1,162,820 for the nine months ended September 30, 2015 compared to $1,151,173 for the nine months ended September 30, 2014 which was primarily due to increased stock option expense and partially offset by decreased personnel costs.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2015 decreased $443,312, or 18.1%, to $2,005,488 as compared to $2,448,800 for the nine months ended September 30, 2014. This is primarily due to a decrease in personnel costs with reduction in personnel in the UK. Research and development costs related to the CAMRA segment increased $8,599, or 0.9%, to $892,963 for the nine months ended September 30, 2015 compared to $884,364 for the nine months ended September 30, 2014. Research and development expense related to the EIM segment decreased $491,911, or 30.6%, to $1,112,525 for the nine months ended September 30, 2015 compared to $1,604,436 for the nine months ended September 30, 2014. Research and development costs that were capitalized during the nine months ended September 30, 2015 and September 30, 2014 amounted to $821,827 and $797,428, respectively. Research and development costs allocated to cost of goods sold during the nine months ended September 30, 2015 and September 30, 2014 amounted to $219,400 and $342,585, respectively.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2015 decreased $165,562 or 11.8% to $1,243,420 from $1,408,982 in the nine months ended September 30, 2014. This decrease is primarily related to reduction of amortization of acquired intangible assets.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $700,829 and $598,518 for the nine months ended September 30, 2015 and 2014, respectively.

Other Income and Expense

The Company realized interest income of $2,076 for the nine months ended September 30, 2015 compared to interest expense of ($29,252) for the nine months ended September 30, 2014. The decrease in interest expense was primarily due to the Company’s pay off of debt during 2014.

The Company realized other (expense) income of ($202) and $1,344,749 for the nine months ended September 30, 2015 and 2014, respectively. The other income of $1,344,749 was the net amount of a $3,100,000 patent settlement less legal fees related to the settlement of $1,755,251.

Taxes

The tax expense for the nine months ended September 30, 2015 decreased $57,427, or 28.9%, to 141,405 as compared to $198,832 for the nine months ended September 30, 2014. The tax expense for the nine months ended September 30, 2015 and September 30, 2014, decreased compared to prior period due an increase in capital allowances consisting primarily of expenditures for capital and research and development with a pre-tax income related to operations in the United Kingdom of $1,703,010 and $793,862, respectively. The effective tax rates for the nine months ended September 30, 2015 and September 30, 2014 for the United Kingdom were 8.3% and 25.0%, respectively. The lower rate in the United Kingdom can be attributed to both actual capital allowances and research and development credits exceeding the amounts utilized during the year, for estimates resulting in lower taxable income and, consequently the tax benefit.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2015, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized a net loss for the nine months ended September 30, 2015 of $(895,415) compared to net income of $483,383 for the nine months ended September 30, 2014. The change in net (loss) / income was primarily associated with the other income of $1,344,749 related to the patent enforcement settlement received in 2014 with no comparable income for the nine months ended September 30, 2015.

Results of Operations (Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014)

Revenues

Revenues from operations for the three months ended September 30, 2015 decreased $617,862, or 15.0%, to $3,491,853 as compared to $4,109,715 for the three months ended September 30, 2014. The decrease was primarily due to a decrease in CAMRA revenue and a 7.4% negative foreign currency impact. The CAMRA segment sales decreased $445,237, or 23.3%, to $1,464,918 as compared to $1,910,155 for the three months ended September 30, 2014. This decrease was primarily due to customer delay of implementation during the three month period ended September 30, 2015 which the Company did not experience during the three months ended September 30, 2014. The EIM segment decreased $172,625, or 7.8%, to $2,026,935 for the three months ended September 30, 2015 as compared to $2,199,560 for the three months ended September 30, 2014. This decrease was primarily due to the negative foreign currency impact on the UK EIM segment.

Cost of Products and Services Excluding Depreciation and Amortization

Cost of products and services, excluding depreciation and amortization, for the three months ended September 30, 2015, decreased $151,395, or 13.5%, to $971,172, as compared to $1,122,567 for the three months ended September 30, 2014. The decrease was primarily related to costs associated with a decrease in revenue. The cost of products and services, excluding depreciation and amortization, related to the CAMRA segment decreased $72,513, or 10.8% to $599,642 for the three months ended September 30, 2015 from $672,155 for the three months ended September 30, 2014. The decrease was primarily due to a decrease in revenue in the CAMRA segment. The costs of products and services, excluding depreciation and amortization, related to the EIM segment decreased by $78,882, or 17.5%, to $371,530 for the three months ended September 30, 2015 compared to $450,412 for the three months ended September 30, 2014. The decrease was primarily due to the decrease in exchange rate. The cost of products and services, excluding depreciation and amortization, was 27.8% of revenue for the three months ended September 30, 2015, as compared to 27.3% of revenue for the three months ended September 30, 2014.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the three months ended September 30, 2015 increased $41,204, or 2.2%, to $1,908,002 compared to $1,866,798 for the three months ended September 30, 2014. The increase was primarily related to increase in stock option expense and professional fees and which was offset by the decrease in corporate compensation expense in the US. Selling, general and administrative costs related to the CAMRA segment increased by $76,766, or 12.3%, to $699,565 for the three months ended September 30, 2015 compared to $622,799 for the three months ended September 30, 2014. This increase is primarily due to an increase in the headcount in the CAMRA segment. Selling, general and administrative costs related to the EIM segment increased $7,382, or 0.8%, to $987,569 for the three months ended September 30, 2015 compared to $980,187 for the three months ended September 30, 2014. The increase is primarily attributable to an increase in sales and support personnel costs.

Selling, general and administrative costs related to the corporate allocation decreased by $42,944, or 16.3%, to $220,868 for the three months ended September 30, 2015 compared to $263,812 for the three months ended September 30, 2014. The decrease increase was primarily attributable to a decrease in personnel costs.

Research and Development Expense

Research and development expense for the three months ended September 30, 2015 decreased $118,932, or 15.7%, to $638,006 as compared to $756,938 for the three months ended September 30, 2014.

Research and development costs related to the CAMRA segment decreased $11,259, or 3.9%, to $278,222 for the three months ended September 30, 2015 compared to $289,481 for the three months ended September 30, 2014. The decrease is primarily due to an increase in work capitalized. Research and development expense related to the EIM segment decreased $107,673, or 23.0%, to $359,784 for the three months ended September 30, 2015 compared to $467,457 for the three months ended September 30, 2014. The decrease is primarily due to reduction of personnel and the exchange rates. Research and development costs for software with established technological feasibility that were capitalized during the three months ended September 30, 2015 and September 30, 2014 amounted to $301,146 and $259,832, respectively. Research and development costs allocated to cost of goods sold during the three months ended September 30, 2015 and September 30, 2014 amounted to $219,400 and $127,443, respectively. The increase was primarily due to the reduction of development cost being capitalized for internally generated software in the UK EIM segment.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2015 decreased $74,937 to $405,378 from $480,315 in the three months ended September 30, 2014. This is due primarily to reduction of amortization of acquired intangible assets.

Amortization expense of developed software, which relates to cost of sales, was presented as depreciation and amortization expense. Amortization expense of developed software amounted to $222,061 and $220,786 for the three months ended September 30, 2015 and 2014, respectively.

Other Income and Expense

The Company recognized interest income of $5,079 for the three months ended September 30, 2015 compared to interest expense of ($3,779) for the three months ended September 30, 2014. The change in interest expense was primarily due to the increase in investment income offsetting interest expense in 2015.

Taxes

The tax expense for the three months ended September 30, 2015 decreased $6,793, or 7.9%, to $79,099 as compared to an expense of $85,892 for the three months ended September 30, 2014. The tax expense for the three months ended September 30, 2015 and September 30, 2014 was due to the pre-tax income in the United Kingdom of $805,733 and $351,809, respectively. The effective tax rates for the three months ended September 30, 2015 and September 30, 2014 for the United Kingdom were 9.8% and 24.4%, respectively. The lower rate in the United Kingdom can be attributed to both actual capital allowances and research and development credits.

The Company records a valuation allowance against its net deferred tax asset to the extent management believes that it is more likely than not that the asset will not be realized. As of September 30, 2015, the Company’s valuation allowance related to the net deferred tax assets in the United States.

Net Income / (Loss)

The Company realized net loss for the three months ended September 30, 2015 of $504,725 compared to net loss of $206,574 for the three months ended September 30, 2014. The increase in the net loss was primarily associated with the losses generated from the CAMRA segment.

Liquidity and Capital Resources

Historically, the Company’s principal needs for funds have been for operating activities (including costs of products and services, patent enforcement activities, selling, general and administrative expenses, research and development, and working capital needs) and capital expenditures, including software development. Cash flows from operations and existing cash and cash equivalents in the past have usually been adequate to meet the Company’s business objectives. Cash and cash equivalents decreased $2,363,635 to $2,914,841 as of September 30, 2015 compared to $5,278,476 as of December 31, 2014. The decrease in cash and cash equivalents, during the nine months ended September 30, 2015 was predominately related to the reduction in deferred revenue of $1,993,544 and to capitalization of internally developed software and the purchase of equipment of $930,527. The cash used in operating activities in the nine months ended September 30, 2015 of $1,298,286 was primarily attributable to the net loss of $895,415. The decrease in deferred revenue is primarily related to a customer prepayment in the EIM segment that was partially realized during the nine months ended September 30, 2015.

Cash used in investing activities for the nine months ended September 30, 2015 of $930,527 was primarily related to capitalization of internally developed software and the purchase of equipment of $930,527. The cash used in financing activities for the nine months ended September 30, 2015 of $19,297 related to the payment on note and partially offset by the exercising of stock. The effect of foreign currency exchange rates on cash and cash equivalents was a loss of $116,259.

Cash is generated from (or utilized in) the income/(loss) from operations for each segment (see Note 11 to the Consolidated Financial Statements (unaudited) of Part I, Item 1 of this Form 10-Q). The EIM and CAMRA segments represented income / (loss) from operations for the nine months ended September 30, 2015 of $841,038 and $(421, 656), respectively and for the three months ended September 30, 2015 of $69,297 and $(274,874), respectively. The Corporate Allocation expense was $1,175,266 for the nine months ended September 30, 2015 and $225,128 for the three months ended September 30, 2015. The United States location generated a loss from operations for the nine and three months ended September 30, 2015 of $1,400,490 and $704,872, respectively, which was primarily associated with losses generated in the CAMRA segment and the Corporate Allocations expense. The United Kingdom location generated income from operations for the same periods of $644,606 and $274,167, respectively.

In October 2013, in order to supplement the Company’s liquidity, Fairford, Michael Reinarts and John Birbeck (the “Lenders”) agreed to advance to the Company up to $1,400,000. In connection with the advance, the Company issued to the Lenders a promissory note, for the amount advanced bearing interest at 6.5% per annum. On April 17, 2014, the Company repaid the promissory note.

The Company anticipates that its cash needs will be met during the next twelve months primarily through cash from operations and if necessary from the cash on hand. If the Company is unable to generate adequate cash from operations, the Company may seek additional funds from Fairford, any one of the other lenders or Enghouse (as defined below). If necessary, there can be no assurance that the Company will be successful in such efforts. As of September 30, 2015, the Company did not and, as of the date of this Form 10-Q, does not have an operating line of credit facility in place.

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

To the extent the Company believes that recovery is uncertain, the Company has established a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. As of September 30, 2015, the Company’s valuation allowance related only to net deferred tax assets in the United States. As a result, the Company’s tax expense relates to the United Kingdom operations and the Company does not anticipate recording significant tax charges or benefits related to operating gains or losses for the Company’s United States operations. Due to the Company transferring cash from its non-U.S. subsidiaries to the US in both 2012 and 2013, the Company no longer considers earnings related to non-U.S. subsidiaries to be permanently reinvested. The impact of adoption of this policy has not had a material impact on the Company’s results of operations, financial position or cash flows.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2015.

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

The Company has allocated goodwill and a significant component of its intangible assets to CTI Billing Solutions Limited, as that entity is considered a separate reporting unit. The Company performed its last annual impairment analysis on goodwill as of October 1, 2014. The Company’s analysis considered the projected cash flows of the reporting unit and gave consideration to appropriate factors in determining a discount rate to be applied to these cash flows. The results of this analysis indicated that there was no impairment as of the date of our annual impairment determination and that further impairment analysis was not required.

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

Because of the Company’s continued relatively low “market cap”, the Company reviewed the assumptions utilized in the impairment determination and again found that there existed no impairment. As of November 1, 2015, the Company’s “market cap” was above the Company’s book value.

The Company’s operations of the business unit are primarily based on recurring revenues and have not experienced an adverse change in anticipated performance considered in the impairment analysis. The Company believes that the analysis as of November 1, 2014 is sufficiently current and no formal analysis has been performed at September 30, 2015. On October 19, 2015, the Company entered into a Merger Agreement, which provides an acquisition offer of $0.61 per share. This acquisition offer further supports the Company’s conclusion the market cap of the Company exceeds the book value. If the Company assesses market condition changes in our business, it may be required to reflect additional goodwill impairment in the future.

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

On April 20, 2015, the Board of Directors consented to allow RSUs that had vested at April 1, 2015 to be redeemed for their cash or stock value. As a result of this decision, the remaining RSUs outstanding were deemed tainted, and were modified to be treated as liability awards. The Company now records a liability for restrictive stock units and re-measures the liability on each reporting date and the associated compensation cost is adjusted to reflect the re-measurement of the fair value at the reporting date.

Selling, general and administrative expense included stock-based compensation for the three months ended September 30, 2015 and September 30, 2014 of $135,052 and $8,142, respectively. Selling, general and administrative expense included stock-based compensation for the nine months ended September 30, 2015 and September 30, 2014 of $268,152 and $88,108, respectively. Stock-based compensation expenses are recorded in the Corporate Allocation segment as these amounts are not included in internal measures of segment operating performance.

The Company estimates it will recognize approximately $377,295, $422,154, $391,069 and $89,327 for the fiscal years ending December 31, 2015, 2016, 2017 and 2018, respectively, of compensation costs for non-vested stock options and RSUs previously granted to employees.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), which supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for the Company in first quarter of fiscal 2018, with early adoption to fiscal year 2017 permitted. The standard allows entities to apply either of two adoption methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption.

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

Based on this evaluation, the principal executive officer and principal financial officer concluded that as of September 30, 2015, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below, as well as in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results. Other that those risk factors set forth below, the risk factors in the Company’s Annual Report on Form 10-K, have not materially changed. The risks discussed below, as well as in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Risks Related to Agreement and Plan of Merger

Our proposed Merger into Merger Sub may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. We expect to close the Merger in the fourth quarter of calendar 2015, subject to the satisfaction or waiver of these conditions. If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	if the Merger is not completed, and no other party is willing and able to acquire us at a price of $0.61 per share or higher, on terms acceptable to us, the share price of our common stock is likely to decline, particularly to the extent that the current market price reflects a market assumption that the proposed Merger will be completed;

•	we have incurred, and will continue to incur, significant expenses for professional services related to the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the transaction; and

•	a failed Merger may result in negative publicity and/or give a negative impression of us among our customers or in the investment community or business community generally.

The announcement and pendency of Enghouse’s proposed acquisition of us pursuant to the Offer and subsequent Merger could adversely affect our business, financial condition and results of operations.

The announcement and pendency of the Offer and Merger could disrupt our business in the following ways, among others:

•	third parties may determine to delay or defer purchase decisions with regard to our products or services or terminate and/or attempt to renegotiate their relationships with us as a result of the Offer and Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•	the diversion of significant management and employee time and resources towards the completion of the Offer and the Merger and the unavoidable disruption to our relationships with employees, customers and other business partners may detract from our ability to grow revenue and minimize cost;

•	the impairment of our ability to attract and retain key personnel;

•	the restrictions on the conduct of our business prior to the completion of the Merger, which prevents us from taking specified actions without the prior consent of Enghouse, which we might otherwise take in absence of the Merger Agreement; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

Any of the above matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Certain of our directors and executive officers negotiated the terms of the Merger Agreement, and our Board of Directors approved the Merger Agreement and recommended that our stockholders accept the offer to purchase their shares and tender their shares pursuant to the Offer. These directors and executive officers may have interests in the Merger that are different from, or in addition to, those of our stockholders generally. These interests include, but are not limited to, provisions in the Merger Agreement regarding continued indemnification of and advancement of expenses to our directors and officers.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire our company prior to the completion of the Offer and the Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal to acquire us. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our Board. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Enghouse a termination fee of $800,000.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Offer and the Merger. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Lawsuits may be filed against us and the members of our Board arising out of our acquisition by Enghouse, which may delay or prevent the proposed transaction.

Putative stockholder class action complaints and other lawsuits may be filed against us, our Board, Enghouse and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain and we may not be successful in defending against any such future claims. Lawsuits, that may be filed against us could delay or prevent our acquisition by Enghouse, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Exhibit 2.1	Agreement and Plan of Merger, dated October 18, 2015, by and among the Company, Enghouse Systems Limited and New Acquisitions Corporation (incorporated by reference from Exhibit 2.1 of the Company’s current report on Form 8-K with the Commission on October 19, 2015)

Exhibit 11.1	Statement re computation of per share earnings, incorporated by reference to Note 6 to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Exhibit 31.1*-	Chief Executive Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*-	Chief Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1**-	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2**-	Section 1350 Certification of the Chief Financial Officer

Exhibit 101INS *	XBRL Instance Document

Exhibit 101 SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101 CAL*	XBRL Calculation Linkbase Document

Exhibit 101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101 LAB*	XBRL Label Linkbase Document

Exhibit 101 PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI Group (Holdings) Inc.

/s/ Manfred Hanuschek
Manfred Hanuschek	Date: November 13, 2015
Chief Executive Officer
(Principal Executive Officer)

/s/ Nathan Habegger
Nathan Habegger	Date: November 13, 2015
Chief Financial Officer
(Principal Financial Officer)